Form 10QSB
period 2000-09-30
GALAXY SPECIALTIES INC
filed 2000-11-01
CIK 1122063

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 2000
                               ----------------------------

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File No. 000-31355
                    ------------------------

                            GALAXY SPECIALITIES, INC.
        (Exact name of Small Business Issuer as specified in its charter)

         NEVADA                                     81-0438093
--------------------------------                --------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                    Identification Number)

3353 South Main Street, Suite 584
Salt Lake City, Utah                                 84115
----------------------------------------         ------------------
(Address of principal executive offices)             (Zip Code)


Issuer's telephone number, including area code     (801) 323-2395
                                               ------------------------------

         Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

                Class                      Outstanding as of September 30, 2000
------------------------------------      -------------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                17,000,000 SHARES

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BASIS OF REPRESENTATION

General

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity (deficit) in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included, and all such adjustments are of a normal recurring nature. Operating results for the three months ended September 30, 2000, are not necessarily indicative of the results that can be expected for the year ending June 30, 2001.

                            GALAXY SPECIALTIES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS




                                                                              September 30,         June 30,
                                                                                  2000                2000
                                                                           ------------------  -----------------
         ASSETS                                                                (Unaudited)          (Audited)
         ------
CURRENT ASSETS
   Cash in bank                                                            $                0  $               0
                                                                           ------------------  -----------------

                                                                           $                0  $               0
                                                                           ==================  =================

     LIABILITIES & EQUITY (DEFICIT)
CURRENT LIABILITIES
   Accounts payable - related party (Note 4)                               $           28,000  $          28,000
                                                                           ------------------  -----------------

                                                TOTAL CURRENT LIABILITIES              28,000             28,000

STOCKHOLDERS' EQUITY (DEFICIT)
     Common Stock $.001 par value:
     Authorized - 20,000,000 shares
     Issued and outstanding 17,000,000 shares                                          17,000             17,000
     Deficit accumulated during the development stage                                 (45,000)           (45,000)
                                                                           ------------------  -----------------

                                     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)             (28,000)           (28,000)
                                                                           ------------------  -----------------

                                                                           $                0  $               0
                                                                           ==================  =================

See Notes to Financial Statements.

                            GALAXY SPECIALTIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                      3/7/86
                                                                                   Three Months Ended                (Date of
                                                                                      September 30,                inception) to
                                                                                2000               1999               9/30/00
                                                                         -----------------   -----------------  ------------------
Net sales                                                                $               0   $               0  $                0
Cost of sales                                                                            0                   0                   0
                                                                         -----------------   -----------------  ------------------

                                                         GROSS PROFIT                    0                   0                   0

General & administrative expenses                                                        0                   0              45,000
                                                                         -----------------   -----------------  ------------------

                                                             NET LOSS    $               0   $               0  $          (45,000)
                                                                         =================   =================  ==================

BASIC AND DILUTED (LOSS) PER COMMON SHARE
Net income (loss) per weighted average share                             $           (.000)  $           (.000)
                                                                         =================   =================

Weighted average number of common shares used to compute
   net income (loss) per weighted  average share                                17,000,000          17,000,000
                                                                         =================   =================







See Notes to Financial Statements.

                            GALAXY SPECIALTIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                        3/7/86
                                                                                           Three Months Ended          (Date of
                                                                                              September 30,          inception) to
                                                                                           2000           1999          9/30/00
                                                                                      -------------  --------------  -------------
OPERATING ACTIVITIES
   Net income (loss)                                                                  $           0  $            0  $     (45,000)
   Adjustments to reconcile net income (loss) to cash used by operating activities:
       Amortization                                                                               0               0         17,000
       Accounts payable - related party                                                           0               0         28,000
                                                                                      -------------  --------------  -------------

                                               NET CASH USED BY OPERATING ACTIVITIES              0               0              0

INVESTING ACTIVITIES
   Organization costs                                                                             0               0        (17,000)
                                                                                      -------------  --------------  -------------

                                           NET CASH REQUIRED BY INVESTING ACTIVITIES              0               0        (17,000)

FINANCING ACTIVITIES
   Proceeds from sale of  common stock                                                            0               0         17,000
                                                                                      -------------  --------------  -------------

                                           NET CASH PROVIDED BY FINANCING ACTIVITIES              0               0         17,000
                                                                                      -------------  --------------  -------------

                                               INCREASE IN CASH AND CASH EQUIVALENTS              0               0              0

   Cash and cash equivalents at beginning of period                                               0               0              0
                                                                                      -------------  --------------  -------------

                                            CASH & CASH EQUIVALENTS AT END OF PERIOD  $           0  $            0  $           0
                                                                                      =============  ==============  =============




See Notes to Financial Statements.

                            GALAXY SPECIALTIES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000


NOTE 1:           SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

     a.  Basis of Presentation

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted auditing principles for complete financial statements. The unaudited financial statements should, therefore, be read in conjunction with the financial statements and notes thereto in the Report on Form 10-SB12G for the year ended June 30, 2000. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year.

     b.  Organization & Consolidation Policy

         Galaxy Specialties, Inc. (the Company), a Nevada corporation, was incorporated on May 22, 2000. On June 5, 2000, the Company merged with Hystar Aerospace Marketing Corporation of Montana Inc. (Hystar). The Company is the surviving corporation.

         Hystar Aerospace Marketing Corporation of Montana was incorporated March 7, 1986 to lease, sell, and market airships and the Burkett Mill, a waste milling device, which rights were acquired from VIP Worldnet, Inc., initially the only shareholder. The technology to further develop the airship and the mill by the parent company proved to be prohibitive, and shortly after the acquisition of the marketing rights further activity ceased. Hystar has been inactive since that date.

         The merger was recorded under the pooling of interests method of accounting. Each share of the Company remained outstanding as one fully paid and non-assessable share of capital stock of the surviving corporation.

         The accompanying financial statements present the financial condition and results of operations of Hystar from its inception through the merger date and of the surviving entity, the Company, as of the merger date.

     c.  Recognition of Revenue

         The Company recognizes income and expense on the accrual basis of accounting.

     d.  Net Loss Per Common Share

         Basic and diluted loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the periods presented.

     e.  Cash and Cash Equivalents

         The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

                            GALAXY SPECIALTIES, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (continued)
                               September 30, 2000


NOTE 1:           SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

     f.  Provision for Income Taxes

         The Company records the income tax effect of transactions in the same year that the transactions enter into the determination of income, regardless of when the transactions are recognized for tax purposes. Tax credits are recorded in the year realized. Since the Company has not yet realized income as of the date of this report, no provision for income taxes has been made.

         In February, 1992, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which supersedes substantially all existing authoritative literature for accounting for income taxes and requires deferred tax balances to be adjusted to reflect the tax rates in effect when those amounts are expected to become payable or refundable. The Statement was applied in the Company's financial statements for the fiscal year commencing July 1, 1992.

         No provision for income taxes have been recorded due to net operating loss carryforwards totaling approximately $45,000 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2001. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforwards will expire unused.

     g.  Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     h.  Dividend Policy

         The Company has not yet adopted any policy regarding payment of dividends.

     i.  Organization Costs

         The Company amortized its organization costs over a five year period.

NOTE 2:           GOING CONCERN

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no assets and has had recurring operating losses for the past several years and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to find an operating company to merge with, thus creating necessary operating revenue.

NOTE 3:           CAPITALIZATION

     In 1986, the Company issued 17,000,000 shares of common stock for the marketing rights to a waste milling device. The value of this issuance was $17,000.

                            GALAXY SPECIALTIES, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (continued)
                               September 30, 2000


NOTE 4:           RELATED PARTY TRANSACTIONS

     During the year ended June 30, 2000, the Company incurred $28,000 of professional fees payable to Mutual Ventures Corp. An officer of the Company is also an employee of Mutual Ventures Corp.

NOTE 5:           DEVELOPMENT STAGE COMPANY

     The  Company  is a  development  stage  company  as  defined  in  Financial
     Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and searching for a business operation with which to merge, or assets to acquire, in order to generate significant operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     In this report references to "Galaxy," "we," "us," and "our" refer to Galaxy Specialities, Inc.

Forward Looking Statements

     This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward- looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Galaxy's control. These factors include but are not limited to economic conditions generally and in the market which Galaxy may participate; competition within Galaxy's chosen market and failure by Galaxy to successfully develop business relationships.

Plan of Operations

     Since inception, we have had no revenues and have experienced losses. We have financed our operations primarily through the sale of our common stock or by loans from shareholders. As of September 30, 2000, we had no cash on hand and total current liabilities of $28,000. The $28,000 accounts payable is for legal and accounting fees which were paid on our behalf by Mutual Ventures Corporation, a related party. We have no material commitments for the next twelve months. We believe that our current cash needs for at least the next twelve months can be met by loans from our directors, officers and shareholders.

     Our management intends to actively pursue business opportunities during the next twelve months. All risks inherent in new and inexperienced enterprises are inherent in our business. We have not made a formal study of the economic potential of any business. At the present, we have not identified any assets or business opportunities for acquisition.

     Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of "going public". However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of Galaxy.

     Potential investors must recognize that because of our limited capital available for investigation and management's limited experience in business analysis we may not discover or adequately evaluate adverse facts about the business opportunity to be acquired. Also, we intend to concentrate our acquisition efforts on properties or businesses that we believe to be undervalued or that we believe may realize a substantial benefit from being publicly owned. Investors should expect that any acquisition candidate may have little or no operating history, or a history of losses or low profitability.

     It is emphasized that our management may effect transactions having a potentially adverse impact upon our shareholders pursuant to the authority and discretion of our management to complete acquisitions without submitting any proposal to the stockholders for their consideration.

     Should a merger or acquisition prove unsuccessful, it is possible that we may decide not to pursue further acquisition activities and management may abandon its activities and our shares would become worthless.

                           PART II - OTHER INFORMATION

Item 6.                Exhibits and Reports on Form 8-K

     (a) Exhibits
         27 Financial Data Schedule

     (b) Reports on Form 8-K
         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GALAXY SPECIALITIES, INC.



Dated:   October 31, 2000          /s/ Jeanne Ball
                                   --------------------------------------------
                                   Jeanne Ball, President and Director