Form 10QSB
period 2000-12-31
GALAXY SPECIALTIES INC
filed 2001-02-09
CIK 1122063

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    December 31,  2000
                               ----------------------------

[]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File No. 000-31355
                    ------------------------

                            GALAXY SPECIALITIES, INC.
        (Exact name of Small Business Issuer as specified in its charter)

         NEVADA                             81-0438093
------------------------------------        --------------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)               Identification Number)

#584, 3353 South Main Street
Salt Lake City, Utah                             84115
----------------------------------------         --------------------------
(Address of principal executive offices)             (Zip Code)


Issuer's telephone number, including area code     (801) 323-2395
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

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

                  Class                      Outstanding as of February 7, 2001
------------------------------------         ----------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                  17,000,000 SHARES

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BASIS OF REPRESENTATION

General

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity (deficit) in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included, and all such adjustments are of a normal recurring nature. Operating results for the six months ended December 31, 2000, are not necessarily indicative of the results that can be expected for the year ending June 30, 2001.

                            GALAXY SPECIALTIES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS




                                                                              December 31,         June 30,
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

See Notes to Financial Statements.
                                       3

                            GALAXY SPECIALTIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                      3/7/86
                                           Three Months Ended                       Six Months Ended                 (Date of
                                              December 31,                            December 31,                 inception) to
                                        2000                1999                2000               1999             12/31/2000
                                 ------------------  ------------------  -----------------   -----------------  ------------------
Net sales                        $                0  $                0  $               0   $               0  $                0
Cost of sales                                     0                   0                  0                   0                   0
                                 ------------------  ------------------  -----------------   -----------------  ------------------

                GROSS PROFIT                      0                   0                  0                   0                   0

General & administrative
   expenses                                       0                   0                  0                   0              45,000
                                 ------------------  ------------------  -----------------   -----------------  ------------------

                    NET LOSS     $                0  $                0  $               0   $               0  $          (45,000)
                                 ==================  ==================  =================   =================  ==================

BASIC AND DILUTED
   (LOSS) PER COMMON
   SHARE
Net income (loss) per
   weighted average share        $             .000  $            (.000) $            .000   $          (.000)
                                 ==================  ==================  =================   =================

Weighted average number of
   common shares used to
   compute net income (loss)
   per weighted  average share           17,000,000          17,000,000         17,000,000          17,000,000
                                 ==================  ==================  =================   =================



See Notes to Financial Statements.
                                       4

GALAXY SPECIALTIES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                                                      3/7/86
                                           Three Months Ended                       Six Months Ended                 (Date of
                                               December 31                            December 31,                 inception) to
                                        2000                1999                2000               1999             12/31/2000
                                 ------------------  ------------------  -----------------   -----------------  ------------------
OPERATING ACTIVITIES
Net income (loss)                $                0  $                0  $               0   $               0  $          (45,000)
Adjustments to reconcile net
   income (loss) to cash used
   by operating activities:
     Amortization                                 0                   0                  0                   0              17,000
     Accounts payable
       related party                              0                   0                  0                   0              28,000
                                 ------------------  ------------------  -----------------   -----------------  ------------------

               NET CASH USED BY
           OPERATING ACTIVITIES                   0                   0                  0                   0                   0

INVESTING ACTIVITIES
Organization costs                                0                   0                  0                   0             (17,000)
                                 ------------------  ------------------  -----------------   -----------------  ------------------

           NET CASH REQUIRED BY
           INVESTING ACTIVITIES                   0                   0                  0                   0             (17,000)

FINANCING ACTIVITIES
Proceeds from sale of
   common stock                                   0                   0                  0                   0              17,000
                                 ------------------  ------------------  -----------------   -----------------  ------------------

           NET CASH PROVIDED BY
           FINANCING ACTIVITIES                   0                   0                  0                   0              17,000
                                 ------------------  ------------------  -----------------   -----------------  ------------------

           INCREASE IN CASH AND
               CASH EQUIVALENTS                   0                   0                  0                   0                   0

Cash and cash equivalents
   at beginning of period                         0                   0                  0                   0                   0
                                 ------------------  ------------------  -----------------   -----------------  ------------------

                    CASH & CASH
                 EQUIVALENTS AT
                  END OF PERIOD  $                0  $                0  $               0   $               0  $                0
                                 ==================  ==================  =================   =================  ==================




See Notes to Financial Statements.
                                       5

                            GALAXY SPECIALTIES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000


NOTE 1:           SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

     a.  Basis of Presentation

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted auditing principles for complete financial statements. The unaudited financial statements should, therefore, be read in conjunction with the financial statements and notes thereto in the Report on Form 10-SB12G for the year ended June 30, 2000. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

                            GALAXY SPECIALTIES, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (continued)
                                December 31, 2000


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

                            GALAXY SPECIALTIES, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (continued)
                                December 31, 2000


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

Plan of Operations

     Since inception, we have had no revenues and have experienced losses. We have financed our operations primarily through the sale of our common stock or by loans from shareholders. As of December 31, 2000, we had no cash on hand and total current liabilities of $28,000. The $28,000 accounts payable is for legal and accounting fees which were paid on our behalf by Mutual Ventures Corporation, a related party. We have no material commitments for the next twelve months. We believe that our current cash needs for at least the next twelve months can be met by loans from our directors, officers and shareholders.

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

                                  GALAXY SPECIALITIES, INC.



Dated:   February 8, 2000         /s/ Jeanne Ball
                                  --------------------------------------------
                                  Jeanne Ball, President and Director