Form 10QSB
period 2001-03-31
GALAXY SPECIALTIES INC
filed 2001-04-20
CIK 1122063

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                        For Quarter Ended: March 31, 2001

                                       OR

[] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                          Commission File No.000-31355

                            GALAXY SPECIALTIES, INC.
             (Exact name of registrant as specified in its charter)

        Nevada                                          81-0438093
(State of incorporation)                   (I.R.S. Employer  Identification No.)


                          369 East 900 South, Suite 149
                           Salt Lake City, Utah 84111
                                 (801) 323-2395
              (Address and telephone number of principal executive
                    offices and principal place of business)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         As of April 18, 2001, the Registrant had a total of 17,000,000 shares of common stock issued and outstanding.

                          PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                            GALAXY SPECIALTIES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS




                                                                               March 31,            June 30,
                                                                                  2001                2000
                                                                           ------------------  -----------------
         ASSETS                                                                (Unaudited)          (Audited)
         ------
CURRENT ASSETS
   Cash in bank                                                            $                0  $               0
                                                                           ------------------  -----------------

                                                                           $                0  $               0
                                                                           ==================  =================

     LIABILITIES & EQUITY (DEFICIT)
CURRENT LIABILITIES
   Accounts payable - related party (Note 4)                               $           28,000  $          28,000
                                                                           ------------------  -----------------

                                                TOTAL CURRENT LIABILITIES              28,000             28,000

STOCKHOLDERS' EQUITY (DEFICIT)
     Common Stock $.001 par value:
     Authorized - 20,000,000 shares
     Issued and outstanding 17,000,000 shares                                          17,000             17,000
     Deficit accumulated during the development stage                                 (45,000)           (45,000)
                                                                           ------------------  -----------------

                                     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)             (28,000)           (28,000)
                                                                           ------------------  -----------------

                                                                           $                0  $               0
                                                                           ==================  =================

See Notes to Financial Statements.

                            GALAXY SPECIALTIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                      3/7/86
                                           Three Months Ended                       Nine Months Ended                (Date of
                                                March 31,                               March 31,                  inception) to
                                        2001                2000                2001               2000              3/31/2001
                                 ------------------  ------------------  -----------------   -----------------  ------------------
Net sales                        $                0  $                0  $               0   $               0  $                0
Cost of sales                                     0                   0                  0                   0                   0
                                 ------------------  ------------------  -----------------   -----------------  ------------------

                GROSS PROFIT                      0                   0                  0                   0                   0

General & administrative
   expenses                                       0                   0                  0                   0              45,000
                                 ------------------  ------------------  -----------------   -----------------  ------------------

                    NET LOSS     $                0  $                0  $               0   $               0  $          (45,000)
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
                                 ==================  ==================  =================   =================



See Notes to Financial Statements.

                            GALAXY SPECIALTIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                      3/7/86
                                           Three Months Ended                       Nine Months Ended                (Date of
                                                March 31,                               March 31,                  inception) to
                                        2001                2000                2001               2000              3/31/2001
                                 ------------------  ------------------  -----------------   -----------------  ------------------
OPERATING ACTIVITIES
Net income (loss)                $                0  $                0  $               0   $               0  $          (45,000)
Adjustments to reconcile net
   income (loss) to cash used
   by operating activities:
     Amortization                                 0                   0                  0                   0              17,000
     Accounts payable
       related party                              0                   0                  0                   0              28,000
                                 ------------------  ------------------  -----------------   -----------------  ------------------

               NET CASH USED BY
           OPERATING ACTIVITIES                   0                   0                  0                   0                   0

INVESTING ACTIVITIES
Organization costs                                0                   0                  0                   0             (17,000)
                                 ------------------  ------------------  -----------------   -----------------  ------------------

           NET CASH REQUIRED BY
           INVESTING ACTIVITIES                   0                   0                  0                   0             (17,000)

FINANCING ACTIVITIES
Proceeds from sale of
   common stock                                   0                   0                  0                   0              17,000
                                 ------------------  ------------------  -----------------   -----------------  ------------------

           NET CASH PROVIDED BY
           FINANCING ACTIVITIES                   0                   0                  0                   0              17,000
                                 ------------------  ------------------  -----------------   -----------------  ------------------

           INCREASE IN CASH AND
               CASH EQUIVALENTS                   0                   0                  0                   0                   0

Cash and cash equivalents
   at beginning of period                         0                   0                  0                   0                   0
                                 ------------------  ------------------  -----------------   -----------------  ------------------

                    CASH & CASH
                 EQUIVALENTS AT
                  END OF PERIOD  $                0  $                0  $               0   $               0  $                0
                                 ==================  ==================  =================   =================  ==================




See Notes to Financial Statements.

                            GALAXY SPECIALTIES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001


NOTE 1:       SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

         a.   Basis of Presentation

              The accompanying financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted auditing principles for complete financial statements. The unaudited financial statements should, therefore, be read in conjunction with the financial statements and notes thereto in the Report on Form 10-SB12G for the year ended June 30, 2000. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the nine month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

                            GALAXY SPECIALTIES, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (continued)
                                 March 31, 2001


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

                            GALAXY SPECIALTIES, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (continued)
                                 March 31, 2001


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

         In this report references to "Galaxy Specialities," "we," "us," and "our" refer to Galaxy Specialities, Inc.

                           Forward Looking Statements

         This form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the industries which we may participate; competition within our chosen market and failure by Galaxy Specialities to successfully develop business relationships.

ITEM 2:   PLAN OF OPERATIONS

         We are a development stage company with no assets and recurring losses from inception and are dependent upon financing to continue operations. For the year ended June 30, 2000 and the nine months ended March 31, 2001, we had no cash on hand and total current liabilities of $28,000. The $28,000 note payable is for accounting and legal fees incurred during the 2000 fiscal year and paid on our behalf by a related party.

         We have no material commitments for the next twelve months. We believe that our current cash needs for at least the next twelve months can be met by loans from our directors, officers and shareholders based on understandings we have with these persons. However, these understandings are not formal agreements and therefore these persons are not obligated to provide funds. We may repay any loans, costs of services and advancements with cash, if available, or we may convert them into common stock.

         Our management intends to actively pursue business opportunities during the next twelve months. All risks inherent in new and inexperienced enterprises are inherent in our business. We have not made a formal study of the economic potential of any business. At the present, we have not identified any assets or business opportunities for acquisition. If we obtain a business opportunity, it may be necessary to raise additional capital, which may be accomplished by selling our common stock.

         Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of "going public." However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of Galaxy Specialities.

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

                           PART II: OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.
     --------
         None

(b)  Reports on Form 8-K.
     -------------------
         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned who is duly authorized.



                               Galaxy Specialties, Inc.

Date  April 18, 2001

                               By: /s/ Jeanne Ball
                                  Jeanne Ball, President and Director