Form 10KSB
period 2001-06-30
GALAXY SPECIALTIES INC
filed 2001-09-21
CIK 1122063

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the fiscal year ended June 30, 2001

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        Commission file number: 000-31355

                            GALAXY SPECIALTIES, INC.
                       (Name of registrant in its charter)

       NEVADA                                    81-0438093
(State of incorporation)            (I.  R.  S.  Employer Identification No.)

                            #149, 369 East 900 South
                           Salt Lake City, Utah 84111
                                 (801) 323-2395
          (Address and telephone number of principal executive offices and principal place of business)
                                ----------------

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
         ---    -----

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State issuer's revenue for its most recent fiscal year: None.

As of August 22, 2001, the registrant had 17,000,000 shares of common stock outstanding. The registrant does not have an active trading market and a market value of the voting stock held by non-affiliates cannot be determined.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes ____ No   X
                                                                       ----

                                TABLE OF CONTENTS

                                     PART I
Item 1.  Description of business.............................................. 3
Item 2.  Description of property.............................................. 7
Item 3.  Legal proceedings.................................................... 7
Item 4.  Submission of matters to a vote of security holders.................. 7

                                     PART II

Item 5.  Market for common equity and related stockholder matters............. 7
Item 6.  Plan of operations................................................... 7
Item 7.  Financial statements................................................. 8
Item 8.  Changes in and disagreements with accountants on accounting and financial disclosure............................................. 8

                                    PART III

Item 9.    Directors, executive officers; Compliance with Section 16(a)....... 8
Item 10.  Executive compensation.............................................. 9
Item 11.  Security ownership of certain beneficial owners and management...... 9
Item 12.  Certain relationships and related transactions..................... 10
Item 13.   Exhibits and reports on Form 8-K.................................. 10

                           FORWARD LOOKING STATEMENTS

         In this annual report references to "Galaxy," "we," "us," and "our" refer to Galaxy Specialties, Inc..

         This annual report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this annual report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Galaxy's control. These factors include but are not limited to economic conditions generally and in the industries in which Galaxy may participate; competition within Galaxy's chosen industry, including competition from much larger competitors; technological advances and failure by Galaxy to successfully develop business relationships.


                         ITEM 1: DESCRIPTION OF BUSINESS

Business Development

         We were incorporated in the state of Montana on March 7, 1986, as Hystar Aerospace Marketing Corporation of Montana ("Hystar"). On May 22, 1999, Galaxy Specialties, Inc. was incorporated in the state of Nevada and on June 5, 2000, Hystar merged with Galaxy solely for the purpose of changing its domicile from Montana to Nevada. Hystar was incorporated as a wholly owned subsidiary of Nautilus Entertainment, Inc., a Nevada corporation, to lease, sell and market the Hystar airship and the Burkett Mill, a waste milling device. However, the venture was found to be cost prohibitive and Hystar ceased such activities in 1986. Hystar did not engage in any further commercial operations.

         We do not have active business operations and remain a subsidiary of Nautilus Entertainment, Inc., now called VIP Worldnet, Inc. We are a development stage company and have suffered losses since our inception. Our independent auditors have expressed doubt that we can continue as a going concern unless we obtain financing.

Our Plan

         Our business plan is to seek, investigate, and, if warranted, acquire an interest in a business opportunity. Our acquisition of a business opportunity may be made by merger, exchange of stock, or otherwise. We have very limited sources of capital, and we probably will only be able to take advantage of one business opportunity. At the present time we have not identified any business opportunity that we plan to pursue, nor have we reached any preliminary or definitive agreements or understandings with any person concerning an acquisition or merger.

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

         In the event we merge or acquire a business opportunity, the successor company will be subject to our reporting obligations. This is commonly referred to as a "back door registration." A back door registration occurs when a non-reporting company becomes the successor of a reporting company by merger, consolidation, exchange of securities, acquisition of assets or otherwise. Pursuant to Securities and Exchange Commission ("SEC") regulations, this type of event requires the successor company to provide in an 8-K current report with the same kind of information that would appear in a registration statement, including audited and pro forma financial statements.

Accordingly, we may incur additional expense to conduct due diligence and present the required information for the business opportunity in any report. Also, the SEC may elect to conduct a full review of the successor company and may issue substantive comments on the sufficiency of disclosure related to the business opportunity.

         Our search for a business opportunity will not be limited to any particular geographical area or industry, including both U.S. and international companies. Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors. Our management believes that companies who desire a public market to enhance liquidity for current stockholders, or plan to acquire additional assets through issuance of securities rather than for cash will be potential merger or acquisition candidates.

         The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgement. There is no assurance that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to us and our stockholders. Should a merger or acquisition prove unsuccessful, it is possible management may decide not to pursue further acquisition activities and management may abandon its activities and we may become dormant or be dissolved.

         Our activities are subject to several significant risks which arise primarily as a result of the fact that we have no specific business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without consent, vote, or approval of our stockholders.

         It is possible that the range of business opportunities that might be available for consideration by us could be limited by impact of the SEC regulations regarding purchase and sale of "penny stock." Our common stock is not publicly traded at this time and we cannot assure that a market will develop or that a stockholder ever will be able to liquidate his investments without considerable delay, if at all. If a market develops, our shares will likely be subject to the rules of the Penny Stock Suitability Reform Act of 1990. The liquidity of penny stock is affected by specific disclosure procedures required by this Act to be followed by all broker-dealers, including but not limited to, determining the suitability of the stock for a particular customer, and obtaining a written agreement from the customer to purchase the stock. This rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell our securities in any market.

Investigation and Selection of Business Opportunities

         We anticipate that business opportunities will come to our attention from various sources, including our officers and directors, our stockholders, professional advisors, such as attorneys and accountants, securities broker-dealers, investment banking firms, venture capitalists, members of the financial community and others who may present unsolicited proposals. Management expects that prior personal and business relationships may lead to contacts for business opportunities, however, we have not entered into any direct or indirect negotiations at the time of this filing with any person, corporation or other entity regarding any possible business reorganization involving Galaxy.

         Our management will analyze the business opportunities, however, none of our management are professional business analysts. Our management has had no experience with mergers and acquisitions of business opportunities and has not been involved with an initial public offering. However, Mmes. Ball and Marino are directors of other blank check companies and may in the future be involved with other blank check companies. (See, Part III, Item 9: Directors, executive officers; Compliance with Section 16(a)," below.) Potential investors must recognize that due to our management's inexperience we may not adequately evaluate a potential business opportunity.

         Certain conflicts of interest exist or may develop between Galaxy and our officers and directors. Our management has other business interests to which they currently devote attention, which include their primary employment and management of other blank check reporting companies. They may be expected to continue to devote their attention to these other business interests although management time should be devoted to our business.

As a result, conflicts of interest may arise that can be resolved only through their exercise of judgement in a manner which is consistent with their fiduciary duties to us. In particular, our officers and directors are directors of other blank check companies with a structure and a business plan which is identical to ours and, they may, in the future, be involved with other blank check companies. In the process of negotiations for an acquisition or merger or determination of consulting fees related to investigation of a business opportunity, our principal stockholders and management may consider their own personal pecuniary benefit or the interests of other blank check companies they are affiliated with rather than the best interests of Galaxy's other stockholders.

         We presently do not foresee entering into a merger or acquisition transaction with any business with which our officers or directors are currently affiliated. We may acquire or merge with companies of which our management's affiliates or associates have a direct or indirect ownership interest. If we determine in the future that a transaction with an affiliate would be in our best interest we are permitted by Nevada law to enter into such a transaction if:

         (1) The material facts regarding the relationship or interest of the affiliate in the contract or transaction are disclosed or are known to the Board of Directors. The board authorizes the contract or transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors constitute less than a quorum; or

         (2) The material facts regarding the relationship or interest of the affiliate in the contract transaction are disclosed or are known to the stockholders entitled to vote on the transaction, and the contract or transaction is specifically approved by vote of the stockholders; or

         (3) The contract or transaction is fair to us at the time it is authorized, approved or ratified by the Board of Directors or the stockholders.

         A decision to participate in a specific business opportunity may be made upon our management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of the business opportunity's new products or marketing concept, the merit of its technological changes, the perceived benefit that it will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, we anticipate that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. We will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes.

         In our analysis of a business opportunity we anticipate that we will consider, among other things, the following factors:

         (1)   Potential  for  growth  and   profitability,   indicated  by  new
technology, anticipated market expansion, or new products;

         (2) Our perception of how any particular business opportunity will be received by the investment community and by our stockholders;

         (3) Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable our securities to qualify for listing on a exchange or on a national automated securities quotation system, such as NASDAQ.

         (4) Capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

         (5) The extent to which the business opportunity can be advanced;

         (6) Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

         (7) Strength and diversity of existing management, or management prospect that are scheduled for recruitment;

         (8) The cost of our participation as compared to the perceived tangible and intangible values and potential; and

         (9) The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

         No one of the factors described above will be controlling in the selection of a business opportunity. Management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development. Thus, the task of comparative investigation and analysis of such business opportunities will be extremely difficult and complex. Potential investors must recognize that, because of our limited capital available for investigation and management's limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Form of Acquisition

         We cannot predict the manner in which we may participate in a business opportunity. Specific business opportunities will be reviewed as well as our needs and desires and those of the promoters of the opportunity. The legal structure or method deemed by management to be suitable will be selected based upon our review and our relative negotiating strength. Such method may include, but is not limited to, leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. We may act directly or indirectly through an interest in a partnership, corporation or other forms of organization. We may be required to merge, consolidate or reorganize with other corporations or forms of business organization. In addition, our present management and stockholders most likely will not have control of a majority of our voting shares following a merger or reorganization transaction. As part of such a transaction, our existing directors may resign and new directors may be appointed without any vote by our stockholders.

         We likely will achieve our participation in a business opportunity through the issuance of common stock or other securities. Although the terms of any such transaction cannot be predicted, it should be noted that issuance of additional shares might also may be done simultaneously with a sale or transfer of shares representing a controlling interest by current principal stockholders.

Competition

         We expect to encounter substantial competition in our effort to locate attractive opportunities. Business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals will be our primary competition. Many of these entities will have significantly greater experience, resources and managerial capabilities than we do and will be in a better position than we are to obtain access to attractive business opportunities. We also will experience competition from other public "blank check" companies, many of which may have more funds available.

Employees

         We currently have no employees. Our management expects to confer with consultants, attorneys and accountants as necessary. We do not anticipate a need to engage any full-time employees so long as we are seeking and evaluating business opportunities. We will determine the need for employees based upon the specific business opportunity.


                        ITEM 2: DESCRIPTION OF PROPERTIES

         We do not currently own or lease any property. We utilize office space in the office of a stockholder at no cost. Until we pursue a viable business opportunity and recognize income, we will not seek independent office space.

                            ITEM 3: LEGAL PROCEEDINGS

         We are not a party to any proceedings or threatened proceedings as of the date of this filing.


           ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2001 fiscal year.

                     ITEM 5: MARKET PRICE FOR COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

         We do not have an established public trading market. We have approximately 86 stockholders of record and 1,363,379 common shares are unrestricted stock and 15,636,621 shares are restricted shares as that term is defined in Rule 144. We do not have any outstanding options or warrants to purchase our common shares. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

b) Recent Sales of Unregistered Securities

         We have not sold any securities without registration within the past three years.


                           ITEM 6: PLAN OF OPERATIONS

         We have no assets and have experienced losses from inception. For the fiscal year ended June 30, 2001, we had no cash on hand and total current liabilities of $28,000. The $28,000 note payable is owed to a related party for accounting and legal fees paid on our behalf incurred during the fiscal year ended June 30, 2000.

         We have no commitments for capital expenditures for the next twelve months. During the next twelve months we believe that our current cash needs can be met by loans from our directors, officers and shareholders based on understandings we have with these persons. These understandings are not written agreements and therefore these persons are not obligated to provide funds. We may repay these loans, costs of services and advancements with cash, if available, or we may convert them into common stock.

         We will incur expenses due to the legal and accounting services required to prepare our periodic reports and the costs of filing such reports with the SEC. Management anticipates that loans from related parties will provide funding for these expenses.

         Our management intends to actively seek business opportunities during the next twelve months and if we obtain a business opportunity, it may be necessary to raise additional capital. We may incur additional expenses related to proxy or information statements we must provide to our stockholders which disclose the business opportunity's business operations, management and financial condition. If loans from related parties are insufficient to cover the costs of these reporting requirements, we may sell our common stock to raise additional capital.


                          ITEM 7: FINANCIAL STATEMENTS

         Reference is made to the financial statements for the years ended June 30, 2001 and 2000 which are attached to this Form 10-KSB report.


              ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         We have had no change in, or disagreements with, our principal independent accountant during our last two fiscal years.


                     ITEM 9: DIRECTORS, EXECUTIVE OFFICERS;
                          COMPLIANCE WITH SECTION 16(a)

a) Directors and Executive Officers

         Our executive officers and directors and their respective ages, positions and term of office are set forth below, along with biographical information for each. Our bylaws require two directors who serve until our next annual meeting or until each is replaced by a qualified director. Our executive officers are chosen by our Board of Directors and serve at its discretion. There are no existing family relationships between or among any of our executive officers or directors.

Name              Age   Position Held                  Director or Officer Since
----              ---   -------------                  -------------------------

M. Jeanne Ball    43    President/ Director            June 5, 2000
April L. Marino   27    Secretary/Treasurer/Director   June 5, 2000

         M. Jeanne Ball For over 20 years Ms. Ball has worked as an independent contractor performing duties of a legal secretary. She is a director of Bennion Corporation, Skinovation Pharmaceutical Incorporated and Wings & Things, Inc., which are blank check reporting companies.

         April L. Marino Ms. Marino has been employed as a secretary for Mutual Ventures Corporation since December 18, 1997. From January 1995 to October 1997 she was employed by Universal Business Insurance as a Customer Service Representative. She is a director of Bennion Corporation, Pinecrest Services, Inc. and Libra Alliance Corporation, which are blank check reporting companies.

b) Compliance with Section 16(a) of the Exchange Act.

         Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such forms furnished to us during the fiscal year ended June 30, 2001, we believe all filing requirements under Section 16(a) were complied within a timely manner.


                         ITEM 10: EXECUTIVE COMPENSATION

         Our named executive officers have not received any cash compensation, bonuses, stock appreciation rights, long term compensation, stock awards or long-term incentive rights from us during the past three fiscal years. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our Board of Directors.

Compensation of Directors

         We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.


                ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

         The following table sets forth the beneficial ownership of our outstanding common stock of each person or group known by us to own beneficially more than 5% of our outstanding common stock and ownership of our management. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 17,000,000 shares of common stock outstanding as of August 22, 2001.

                            CERTAIN BENEFICIAL OWNERS

                                       Common Stock Beneficially Owned
Name and Address of                Number of Shares of
Beneficial Owners                  Common Stock            Percentage of Class

VIP Worldnet, Inc.                 15,036,621*             88.5%
154 E.  Ford Avenue
Salt Lake City, Utah 84115

         * VIP Worldnet, Inc. holds 15,000,000 shares and its directors and officers beneficially own the following shares of our common stock: Joanne Clinger, President, owns 28,597 shares and Wayne Reichman, Secretary, owns 8,024 shares.

                                   MANAGEMENT

                                   Common Stock Beneficially Owned
Name and Address of             Number of Shares
Beneficial Owners               Common Stock      Percentage of Class

M. Jeanne Ball                  200                        **
968 Bloomsburg Cove
Murray, Utah 84123

April L. Marino                 400                        **

402 East Maxwell Lane
Salt Lake City, Utah 84115

** Less than 1%


             ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We have not engaged in any transactions in excess of $60,000 during the past two years involving our executive officers, directors, more than 5% stockholders or immediate family members of such persons.

Parent Company

         VIP Worldnet, Inc. is our parent company and beneficially owns 15,036,621 shares of our common stock. Such shares represent 88.5 % of our issued and outstanding shares.


                    ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

Exhibit
Number            Description

3.1      Articles  of  Incorporation,   dated  May  22,  2000  (Incorporated  by
         reference to exhibit 3.1 of Form 10-SB, filed August 21, 2000.)

3.2 Articles of Merger filed June 5, 2000 (Incorporated by reference to exhibit 3.2 of Form 10-SB, filed August 21, 2000.)

3.3 Bylaws of Galaxy (Incorporated by reference to exhibit 3.3 of Form 10-SB, filed August 21, 2000.)

b) Reports on Form 8-K

         None.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date  September 7, 2001      Galaxy Specialties, Inc.



                            By: _/s/ M. Jeanne Ball
                              ----------------------------------------
                                M. Jeanne Ball, President and Director


         In accordance with the Exchange Act this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.





Date  September 7, 2001    By: /s/ April L. Marino
                             ---------------------------------------------------
                               April L. Marino, Secretary/Treasurer and Director

                                      Smith
                                        &
                                     Company

           A Professional Corporation of Certified Public Accountants

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Galaxy Specialties, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Galaxy Specialties, Inc. (a Nevada development stage corporation) as of June 30, 2001 and 2000, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years ended June 30, 2001 and 2000, and for the period of March 7, 1986 (date of inception) to June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Specialties, Inc. (a development stage company) as of June 30, 2001 and 2000, and the results of its operations, changes in stockholders' deficit, and its cash flows for the years ended June 30, 2001 and 2000, and for the period of March 7, 1986 (date of inception) to June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has at June 30, 2001 a retained deficit of $45,000. The Company has suffered losses from operations and has a substantial need for working capital. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2 to the financial statements. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.


                                                             /s/ Smith & Company
                                                    CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah
July 25, 2001

         10 West 100 South, Suite 700 o Salt Lake City, Utah 84101-1554
              Telephone: (801) 575-8297 o Facsimile: (801) 575-8306
                          E-mail: smithco@dotplanet.com
          Members: American Institute of Certified Public Accountants o
                Utah Association of Certified Public Accountants

                            GALAXY SPECIALTIES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                                                  June 30,
                                                                            2001           2000
                                                                        -------------  -------------
             ASSETS
CURRENT ASSETS
         Cash in bank                                                   $           0  $           0
                                                                        -------------  -------------

                      TOTAL ASSETS                                      $           0  $           0
                                                                        =============  =============

             LIABILITIES & DEFICIT
CURRENT LIABILITIES
         Accounts payable - related party (Note 4)                      $      28,000  $      28,000
                                                                        -------------  -------------

                      TOTAL CURRENT LIABILITIES                                28,000         28,000

STOCKHOLDERS' DEFICIT
             Common Stock $.001 par value:
             Authorized - 20,000,000 shares
             Issued and outstanding 17,000,000 shares                          17,000         17,000
             Deficit accumulated during
                  the development stage                                       (45,000)       (45,000)
                                                                        -------------  -------------

                          TOTAL STOCKHOLDERS'  DEFICIT                        (28,000)       (28,000)
                                                                        -------------  -------------

                      TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT         $           0  $           0
                                                                        =============  =============

See Notes to Financial Statements.

                            GALAXY SPECIALTIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                                             3/7/86
                                                                Year ended                  (Date of
                                                                  June 30,                inception) to
                                                          2001               2000            6/30/2001
                                                       -------------    -------------   -----------------
Net sales                                              $           0    $           0   $               0
Cost of sales                                                      0                0                   0
                                                       -------------    -------------   -----------------

                GROSS PROFIT                                       0                0                   0

General & administrative expenses                                  0           28,000              45,000
                                                       -------------    -------------   -----------------

                  NET LOSS                             $           0    $     (28,000)  $         (45,000)
                                                       =============    =============   =================

Basic & diluted net loss per weighted
         average share                                 $       (.000)   $       (.002)
                                                       =============    =============

Weighted average number of common
         shares used to compute  net loss
         per weighted  average share                      17,000,000       17,000,000
                                                       =============    =============







See Notes to Financial Statements.

                            GALAXY SPECIALTIES, INC.
                          (A Development Stage Company)
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT


                                                                                             Deficit
                                                                                           Accumulated
                                                                Common Stock                  During
                                                              Par Value $0.001              Development
                                                             Shares         Amount            Stage
                                                         -------------  -------------   -----------------
Balances at 3/7/86 (Date of inception)                               0  $           0   $               0
         Issuance of common stock (restricted)
           at $.001 per share at 4/24/86                    17,000,000         17,000
         Net loss for period                                                                       (3,400)
                                                         -------------  -------------   -----------------
Balances at 6/30/86                                         17,000,000         17,000              (3,400)
         Net loss for year                                                                         (3,400)
                                                         -------------  -------------   -----------------
Balances at 6/30/87                                         17,000,000         17,000              (6,800)
         Net loss for year                                                                         (3,400)
                                                         -------------  -------------   -----------------
Balances at 6/30/88                                         17,000,000         17,000             (10,200)
         Net loss for year                                                                         (3,400)
                                                         -------------  -------------   -----------------
Balances at 6/30/89                                         17,000,000         17,000             (13,600)
         Net loss for year                                                                         (3,400)
                                                         -------------  -------------   -----------------
Balances at 6/30/90                                         17,000,000         17,000             (17,000)
         Net income for year                                                                            0
                                                         -------------  -------------   -----------------
Balances at 6/30/91                                         17,000,000         17,000             (17,000)
         Net income for year                                                                            0
                                                         -------------  -------------   -----------------
Balances at 6/30/92                                         17,000,000         17,000             (17,000)
         Net income for year                                                                            0
                                                         -------------  -------------   -----------------
Balances at 6/30/93                                         17,000,000         17,000             (17,000)
         Net income for year                                                                            0
                                                         -------------  -------------   -----------------
Balances at 6/30/94                                         17,000,000         17,000             (17,000)
         Net income for year                                                                            0
                                                         -------------  -------------   -----------------
Balances at 6/30/95                                         17,000,000         17,000             (17,000)
         Net income for year                                                                            0
                                                         -------------  -------------   -----------------
Balances at 6/30/96                                         17,000,000         17,000             (17,000)
         Net income for year                                                                            0
                                                         -------------  -------------   -----------------
Balances at 6/30/97                                         17,000,000         17,000             (17,000)
         Net income for year                                                                            0
                                                         -------------  -------------   -----------------
Balances at 6/30/98                                         17,000,000         17,000             (17,000)
         Net income for year                                                                            0
                                                         -------------  -------------   -----------------
Balances at 6/30/99                                         17,000,000         17,000             (17,000)
         Net loss for year                                                                        (28,000)
                                                         -------------  -------------   -----------------
Balances at 6/30/00                                         17,000,000         17,000             (45,000)
         Net loss for year                                                                              0
                                                         -------------  -------------   -----------------

Balances at 6/30/01                                         17,000,000  $      17,000   $         (45,000)
                                                         =============  =============   =================

See Notes to Financial Statements.

                            GALAXY SPECIALTIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                                                            3/7/86
                                                                                 Year ended                 (Date of
                                                                                 June 30,                 inception) to
                                                                           2001             2000            6/30/2001
                                                                       -------------    -------------   -----------------
OPERATING ACTIVITIES
         Net loss                                                      $           0    $     (28,000)  $         (45,000)
         Adjustments to reconcile net loss to cash
           used by operating activities:
             Amortization                                                          0                0              17,000
             Accounts payable - related party                                      0           28,000              28,000
                                                                       -------------    -------------   -----------------

                NET CASH USED BY
                OPERATING ACTIVITIES                                               0                0                   0

INVESTING ACTIVITIES
         Organization costs                                                        0                0             (17,000)
                                                                       -------------    -------------   -----------------

                NET CASH REQUIRED BY
                INVESTING ACTIVITIES                                               0                0             (17,000)

FINANCING ACTIVITIES
         Proceeds from sale of
          common stock                                                             0                0              17,000
                                                                       -------------    -------------   -----------------

                NET CASH PROVIDED BY
                FINANCING ACTIVITIES                                               0                0              17,000
                                                                       -------------    -------------   -----------------

                INCREASE IN CASH
                AND CASH EQUIVALENTS                                               0                0                   0

         Cash and cash equivalents at beginning
           of period                                                               0                0                   0
                                                                       -------------    -------------   -----------------

                CASH & CASH EQUIVALENTS
                AT END OF PERIOD                                       $           0    $           0   $               0
                                                                       =============    =============   =================




See Notes to Financial Statements.

                            GALAXY SPECIALTIES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
         Organization & Consolidation Policy

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

         Loss Per Share

         Basic and diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average shares outstanding during each period.

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

         No provision for income taxes have been recorded due to net operating loss carryforwards totaling approximately $45,000 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2001. No tax benefit has been reported in the financial statements because the Company believes that there is a 50% or greater chance that the carryforwards will expire unused.

                            GALAXY SPECIALTIES, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (continued)
                                  June 30, 2001


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)
         Use of Estimates

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