Form 10QSB
period 2001-09-30
GALAXY SPECIALTIES INC
filed 2001-11-05
CIK 1122063

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

             For Quarter Ended:   September 30, 2001

                                OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

     As of November 2, 2001, the Registrant had a total of 17,000,000 shares of common stock issued and outstanding.

                  PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month period ended September 30, 2001 and 2000 are unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three months ended September 30, 2001, are not necessarily indicative of results to be expected for any subsequent period.

                     Galaxy Specialties, Inc.
                  (A Development Stage Company)
                       Financial Statements
                        September 30, 2001

                     Galaxy Specialties, Inc.
                   (A Development Stage Company)
                          Balance Sheets




                              ASSETS


                                                  September 30,    June 30,
                                                       2001          2001
                                                  ------------- -------------
                                                    (Unaudited)

CURRENT ASSETS                                    $          -  $          -
                                                  ------------- -------------
  TOTAL ASSETS                                    $          -  $          -
                                                  ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - Related party                  $     28,000  $     28,000
                                                  ------------- -------------

  Total Liabilities                                     28,000        28,000
                                                  ------------- -------------


STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 20,000,000
  shares authorized; 17,000,000 shares
  issued and outstanding                                17,000        17,000

Deficit Accumulated During the Development Stage       (45,000)      (45,000)
                                                  ------------- -------------

  Total Stockholders' Equity (deficit)                 (28,000)      (28,000)
                                                  ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $          -  $          -
                                                  ============= =============

                     Galaxy Specialties, Inc.
                  (A Development Stage Company)
                     Statement of Operations
                           (Unaudited)




                                  For the       For the      From
                               three months   three months   Inception on
                             ended Sept.30,  ended Sept.30,  March 7, 1986 to
                                    2001          2000       Sept. 30, 2001
                             --------------- --------------- ---------------
REVENUE                      $            -  $            -  $            -
                             --------------- --------------- ---------------

EXPENSES
 Depreciation & Amortization              -               -          17,000
 General & Administrative                 -               -          28,000
                             --------------- --------------- ---------------

    TOTAL EXPENSES                        -               -          45,000
                             --------------- --------------- ---------------

NET INCOME (LOSS)            $            -  $            -  $      (45,000)
                             =============== =============== ===============

NET LOSS PER SHARE           $            -  $            -  $            -
                             =============== =============== ===============

WEIGHTED AVERAGE SHARES
  OUTSTANDING                    17,000,000      17,000,000      17,000,000
                             =============== =============== ===============

                     Galaxy Specialties, Inc.
                  (A Development Stage Company)
                     Statement of Cash Flows
                           (Unaudited)

                                                                    From
                                                                 Inception on
                                                                 March 7, 1986
                                     For the three months ended     Through
                                            September 30,        September 30,
                                          2001         2000           2001
                                     ------------- ------------- -------------
Cash Flows from Operating Activities

  Net Loss                           $          -  $          -  $    (45,000)
  Less  Non-cash Items:
  Depreciation & Amortization                   -             -        17,000
  Increase in Accounts Payable                  -             -        28,000
                                     ------------- ------------- -------------

  Net Cash Provided (Used) by
    Operating Activities                        -             -             -
                                     ------------- ------------- -------------

Cash Flows from Investing Activities            -             -             -
                                     ------------- ------------- -------------

  Net Cash Provided (Used) by
   Investing Activities                         -             -             -
                                     ------------- ------------- -------------


Cash Flows from Financing Activities

  Net Cash Provided (Used) by
    Financing Activities                        -             -             -
                                     ------------- ------------- -------------

Increase (Decrease) in Cash                     -             -             -

Cash and Cash Equivalents at
 Beginning of Period                            -             -             -
                                     ------------- ------------- -------------

Cash and Cash Equivalents at
 End of Period                       $          -  $          -  $          -
                                     ============= ============= =============

Supplemental Cash Flow Information:

  Stock issued for marketing rights  $          -  $          -  $     17,000

  Cash Paid For:
    Interest                         $          -  $          -  $          -
    Income Taxes                     $          -  $          -  $          -

                     Galaxy Specialties, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                        September 30, 2001


GENERAL

Galaxy Specialties, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended September 30, 2001 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their General Form for Registration of Securities Report filed on the Form 10-SB for the twelve months ended June 30, 2001.

UNAUDITED INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

     In this report references to "Galaxy Specialties," "we," "us," and "our" refer to Galaxy Specialties, Inc.

                    FORWARD LOOKING STATEMENTS

     This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the industries which we may participate; competition within our chosen market and failure by Galaxy Specialties to successfully develop business relationships.

ITEM 2:   PLAN OF OPERATIONS

     We are a development stage company with no assets and recurring losses from inception and we are dependent upon financing to continue operations. For the year ended June 30, 2001, and the three months ended September 30, 2001, we had no cash on hand and total current liabilities of $28,000. The $28,000 note payable is related to accounting and legal fees incurred during the 2000 fiscal year which were paid on our behalf by a related party.

     We have no material commitments for the next twelve months. We believe that our current cash needs for at least the next twelve months can be met by loans from our directors, officers and shareholders, based on understandings we have with these persons. However, these understandings are not formal agreements and therefore these persons are not obligated to provide funds. We may repay any loans, costs of services and advancements with cash, if available, or we may convert them into common stock.

     Our management intends to actively pursue business opportunities during the next twelve months. All risks inherent in new and inexperienced enterprises are inherent in our business. We have not made a formal study of the economic potential of any business and as of the date of this filing, we have not identified any assets or business opportunities for acquisition. If we obtain a business opportunity, it may be necessary to raise additional capital, which may be accomplished by selling our common stock.

     Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of "going public." However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of Galaxy Specialties.

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

                    PART II: OTHER INFORMATION

ITEM 5: OTHER INFORMATION

     We have completed a change in auditors and had prepared a Current Report on Form 8-K to announce the change. Our quarterly financials became available before the 8-K was filed and we have elected to include the 8-K information in this periodic report.

       FORM 8-K, ITEM 4:  CHANGES IN CERTIFYING ACCOUNTANT

      On October 29, 2001, our board of directors approved and adopted the change of our independent accountants. On October 30, 2001, we requested and received the resignation of Smith & Company, Certified Public Accountants, as our independent auditors. Then we engaged Chisholm & Associates, Certified Public Accountants, as our independent auditors.

      Smith & Company had served as our independent accountants since July 2000 and had audited our financials statements for the years ended June 30, 2001, 2000 and 1999. Smith & Company's reports for each of the two fiscal years were modified in regards to the uncertainty of our ability to continue as a going concern. Except for this modification, the reports did not contain an adverse opinion, disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. There were no disagreements with Smith & Company on any matter regarding accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the past two fiscal years or any subsequent interim period preceding the date of dismissal.

      During the most recent fiscal year and through October 30, 2001, we have not consulted with Chisholm & Associates regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that Chisholm & Associates concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement or a reportable event.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Part II Exhibits.

3.1 Articles of Incorporation, dated May 22, 2000 (Incorporated by reference to exhibit 3.1 of Form 10-SB, filed August 21, 2000.)

3.2 Articles of Merger filed June 5, 2000 (Incorporated by reference to exhibit 3.2 of Form 10-SB, filed August 21, 2000.)

3.3 Bylaws of Galaxy (Incorporated by reference to exhibit 3.3 of Form 10-SB, filed August 21, 2000.)

16    Letter of Agreement from Smith & Company


(b)   Reports on Form 8-K.

      None

                            SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned who is duly authorized.



                                    Galaxy Specialties, Inc.

Date 11/05/01
                                         /s/ M Jeanne Ball
                                    By: ______________________________________
                                        M. Jeanne Ball, President and Director