Form 10QSB
period 2001-12-31
GALAXY SPECIALTIES INC
filed 2002-02-05
CIK 1122063

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

              For quarter ended:   December 31, 2001

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

      As of January 31, 2002, the Registrant had a total of 17,000,000 shares of common stock issued and outstanding.

                  PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

     The financial information set forth below with respect to our statements of operations for the three and six month period ended December 31, 2001 and 2000 are unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three and six months ended December 31, 2001, are not necessarily indicative of results to be expected for any subsequent period.

                     Galaxy Specialties, Inc.
                  (A Development Stage Company)
                       Financial Statements
                        December 31, 2001

                     Galaxy Specialties, Inc.
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS
                             -------

                                                   December 31,    June 30,
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
                                                  ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

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
                                                  ============= =============


                         Galaxy Specialties, Inc.
                       (A Development Stage Company)
                          Statement of Operations
                                (Unaudited)





                                                                                         From
                                    For the      For the      For the     For the      inception
                                  three months three months  six months  six months    on March 7,
                                     ended        ended        ended       ended        1986 to
                                  December 31, December 31, December 31, December 31, December 31,
                                     2001        2000           2001        2000         2001
                                  ------------ ------------ ------------ ------------ ------------
REVENUES                          $         -  $         -  $         -  $         -  $         -
                                  ------------ ------------ ------------ ------------ ------------

EXPENSES
  Depreciation & Amortization               -            -            -            -       17,000
  General & Administrative                  -            -            -            -       28,000
                                  ------------ ------------ ------------ ------------ ------------

    TOTAL EXPENSES                          -            -            -            -       45,000
                                  ------------ ------------ ------------ ------------ ------------

NET INCOME (LOSS)                 $         -  $         -  $         -  $         -  $   (45,000)
                                  ============ ============ ============ ============ ============

NET LOSS PER SHARE                $         -  $         -  $         -  $         -  $         -
                                  ============ ============ ============ ============ ============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                      17,000,000   17,000,000   17,000,000   17,000,000   17,000,000
                                  ============ ============ ============ ============ ============



















                                     5


                     Galaxy Specialties, Inc.
                  (A Development Stage Company)
                     Statement of Cash Flows
                           (Unaudited)

                                                                         From
                                                                         Inception on
                                              For the six months ended   March 7, 1986
                                                     December 31,        Through
                                                2001          2000       Dec. 31, 2001
                                             ------------- ------------- -------------
Cash Flows from Operating Activities

  Net Loss                                   $          -  $          -  $    (45,000)
  Less  Non-cash Items:
  Depreciation & Amortization                           -             -        17,000
  Increase in Accounts Payable                          -             -        28,000
                                             ------------- ------------- -------------
  Net Cash Provided (Used) by
   Operating Activities                                 -             -             -
                                             ------------- ------------- -------------

Cash Flows from Investing Activities                    -             -             -
                                             ------------- ------------- -------------

  Net Cash Provided (Used) by
   Investing Activities                                 -             -             -
                                             ------------- ------------- -------------

Cash Flows from Financing Activities

  Net Cash Provided (Used) by
   Financing Activities                                 -             -             -
                                             ------------- ------------- -------------

Increase (Decrease) in Cash                             -             -             -

Cash and Cash Equivalents at
  Beginning of Period                                   -             -             -
                                             ------------- ------------- -------------
Cash and Cash Equivalents at
  End of Period                              $          -  $          -  $          -
                                             ============= ============= =============

Supplemental Cash Flow Information:

  Stock issued for marketing rights          $          -  $          -  $     17,000

  Cash Paid For:
    Interest                                 $          -  $          -  $          -
    Income Taxes                             $          -  $          -  $          -


















                     Galaxy Specialties, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                        December 31, 2001


GENERAL

Galaxy Specialties, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended December 31, 2001 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their General Form for Registration of Securities Report filed on the Form 10-SB for the twelve months ended June 30, 2001.

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

      In this report references to "Galaxy Specialties," "we," "us," and "our" refer to Galaxy Specialties, Inc.

                    FORWARD LOOKING STATEMENTS

      This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the industries which we may participate; competition within a chosen market and failure by Galaxy Specialties to successfully develop business relationships.

ITEM 2:   PLAN OF OPERATION

      We are a development stage company with no assets and recurring losses from inception and we are dependent upon financing to continue operations. For the year ended June 30, 2001, and the three and six months ended December 31, 2001, we had no cash on hand and total current liabilities of $28,000. The $28,000 note payable is related to accounting and legal fees incurred during the 2000 fiscal year which were paid on our behalf by a related party.

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

       Our management intends to actively pursue business opportunities during the next twelve months. All risks inherent in new and inexperienced enterprises are inherent in our business. We have not made a formal study of the economic potential of any business and as of the date of this filing, we have not identified any assets or business opportunities for acquisition. In the event we acquire a business opportunity, then it may be necessary to raise additional capital, which may be accomplished by selling our common stock.

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

                    PART II: OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Part II Exhibits.

3.1 Articles of Incorporation (Incorporated by reference to exhibit 3.1 of Form 10-SB, filed August 21, 2000)

3.2      Bylaws of Galaxy Sspecialties (Incorporated by reference to exhibit
         3.3 of Form 10-SB, filed August 21, 2000)



(b)  Reports on Form 8-K.

      None


                            SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned who is duly authorized.



                                  Galaxy Specialties, Inc.

Date__2/4/02

                                  By: /s/ M. Jeanne Ball
                                     --------------------------------------
                                     M. Jeanne Ball, President and Director