Form 10QSB
period 2002-03-31
GALAXY SPECIALTIES INC
filed 2002-05-10
CIK 1122063

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For quarter ended:   March 31, 2002

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

     As of April 26, 2002, the Registrant had a total of 17,000,000 shares of common stock issued and outstanding.

                  PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

     The financial information set forth below with respect to our statements of operations for the three and nine month periods ended March 31, 2002 and 2001 are unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three and nine month periods ended March 31, 2002, are not necessarily indicative of results to be expected for any subsequent period.

                     Galaxy Specialties, Inc.
                       Financial Statements
                          March 31, 2002

                     Galaxy Specialties, Inc.
                   (A Development Stage Company)
                          Balance Sheets


                              ASSETS

                                                    March 31,    June 30,
                                                      2002         2001
                                                 ------------- -------------
                                                   (Unaudited)

CURRENT ASSETS                                   $          -  $          -
                                                 ------------- -------------

  TOTAL ASSETS                                   $          -  $          -
                                                 ============= =============



               LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

Accounts Payable - Related party                 $     28,000  $     28,000
                                                 ------------- -------------

  Total Liabilities                                    28,000        28,000
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
                                                 ============= =============



                         Galaxy Specialties, Inc.
                      (A Development  Stage Company)
                         Statement of Operations
                               (Unaudited)


                                                                                       From
                           For the three For the three For the nine  For the nine  inception on months ended  months ended  months ended  months ended  March 7, 1986
                              March 31,    March 31,     March 31,    March 31,     to March 31,
                                2002          2001          2002         2001          2002
                           ------------- ------------- ------------- ------------- -------------
REVENUES                   $          -  $          -  $          -  $          -  $          -
                           ------------- ------------- ------------- ------------- -------------
EXPENSES
 Depreciation & Amortization          -             -             -             -        17,000
 General & Administrative             -             -             -             -        28,000
                           ------------- ------------- ------------- ------------- -------------

    TOTAL EXPENSES                    -             -             -             -        45,000
                           ------------- ------------- ------------- ------------- -------------

NET INCOME (LOSS)          $          -  $          -  $          -  $          -  $    (45,000)
                           ============= ============= ============= ============= =============

NET LOSS PER SHARE         $          -  $          -  $          -  $          -  $          -
                           ============= ============= ============= ============= =============

WEIGHTED AVERAGE SHARES
  OUTSTANDING                17,000,000    17,000,000    17,000,000    17,000,000    17,000,000
                           ============= ============= ============= ============= =============








                     Galaxy Specialties, Inc.
                  (A Development Stage Company)
                     Statement of Cash Flows
                           (Unaudited)

                                                                From
                                                                Inception on
                                     For the nine months ended  March 7, 1986
                                              March 31,         Through
                                         2002           2001    March 31, 2002
                                    ------------- ------------- --------------
Cash Flows from Operating Activities

  Net Loss                          $          -  $          -  $    (45,000)
  Less  Non-cash Items:
  Depreciation & Amortization                  -             -        17,000
  Increase  in Accounts Payable                -             -        28,000
                                    ------------- ------------- --------------
  Net Cash Provided (Used) by
  Operating Activities                         -             -             -
                                    ------------- ------------- --------------

Cash Flows from Investing Activities           -             -             -
                                    ------------- ------------- --------------
  Net Cash Provided (Used) by
   Investing Activities                        -             -             -
                                    ------------- ------------- --------------

Cash Flows from Financing Activities           -             -             -
                                    ------------- ------------- --------------
  Net Cash Provided (Used) by
   Financing Activities                        -             -             -
                                    ------------- ------------- --------------
Increase (Decrease) in Cash                    -             -             -

Cash and Cash Equivalents at
 Beginning of Period                           -             -             -
                                    ------------- ------------- --------------
Cash and Cash Equivalents at
  End of Period                     $          -  $          -  $          -
                                    ============= ============= ==============

Supplemental Cash Flow Information:

  Stock issued for marketing rights $          -  $          -  $     17,000

  Cash Paid For:
    Interest                        $          -  $          -  $          -
    Income Taxes                    $          -  $          -  $          -

                     Galaxy Specialties, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                          March 31, 2002


GENERAL
-------

Galaxy Specialties, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended March 31, 2002 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended June 30, 2001.

UNAUDITED INFORMATION
---------------------

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

ITEM 2:   PLAN OF OPERATION

     We are a development stage company with no assets and recurring losses from inception and we are dependent upon financing to continue operations. For the three and nine month periods ended March 31, 2002 and the year ended June 30, 2001, we had no cash on hand and total current liabilities of $28,000. The $28,000 note payable is related to accounting and legal fees incurred during the 2000 fiscal year which were paid on our behalf by a related party.

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

                    PART II: OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Part II Exhibits.

3.1 Articles of Incorporation (Incorporated by reference to exhibit 3.1 of Form 10-SB, filed August 21, 2000)

3.2 Bylaws of Galaxy Specialties (Incorporated by reference to exhibit 3.3 of Form 10-SB, filed August 21, 2000)


(b)  Reports on Form 8-K.

      None


                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned who is duly authorized.



                                  Galaxy Specialties, Inc.

Date   4/30/02

                                    /s/ M. Jeanne Ball
                                By: ______________________________________
                                    M. Jeanne Ball, President and Director