Form 10KSB
period 2002-06-30
GALAXY SPECIALTIES INC
filed 2002-09-26
CIK 1122063

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-KSB

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended June 30, 2002

                                  OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES AND EXCHANGE ACT OF 1934

                 Commission file number: No.000-31355

                       GALAXY SPECIALTIES, INC.
            (Name of small business issuer in its charter)

        NEVADA                              81-0438093
(State of incorporation)          (I. R. S. Employer Identification No.)

#149, 369 EAST 900 SOUTH, SALT LAKE CITY, UTAH                84111
(Address of principal executive offices)                    (Zip code)

Issuer's telephone number:  (801) 323-2395

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [  ]

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenue for its most recent fiscal year: None

As of August 30, 2002, the registrant had 17,000,000 shares of common stock outstanding. Since the registrant does not have an active trading market, a market value of the voting stock held by non-affiliates cannot be determined.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes [ ]No [X]

                          TABLE OF CONTENTS

                                PART I

ITEM 1.  DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . . . . 3
ITEM 2.  DESCRIPTION OF PROPERTY . . . . . . . . . . . . . . . . . . 7
ITEM 3.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . 7
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . 7

                               PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. . 7
ITEM 6.  PLAN OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . 7
ITEM 7.  FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . 8
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE  . . . . . . . . . . . 19

                               PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION
         16(A).. . . . . . . . . . . . . . . . . . . . . . . . . . .19
ITEM 10. EXECUTIVE COMPENSATION  . . . . . . . . . . . . . . . . . .19
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT  . . . . . . . . . . . . . . . . . . . . . . . .20
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . 20
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . .21

                      FORWARD LOOKING STATEMENTS

        In this annual report references to "Galaxy," "we," "us," and "our" refer to Galaxy Specialties, Inc..

        This annual report contains certain forward-looking statements and any statements contained in this annual report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Galaxy's control. These factors include but are not limited to economic conditions generally and in the industries in which Galaxy may participate, competition within Galaxy's chosen industry and failure by Galaxy to successfully develop business relationships.
                                PART I

                   ITEM 1: DESCRIPTION OF BUSINESS

HISTORICAL DEVELOPMENT

        Galaxy Specialties, Inc. was incorporated in the state of Nevada on May 22, 1999. On June 5, 2000, Galaxy merged with Hystar Aerospace Marketing Corporation of Montana ("Hystar"), solely for the purpose of changing Hysar's domicile from Montana to Nevada. As a result, Galaxy became the wholly-owned subsidiary of Hystar's parent corporation, VIP Worldnet, Inc. We are a development stage company and have suffered losses since our inception. Our independent auditors have expressed doubt that we can continue as a going concern unless we obtain financing.

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

INVESTIGATION AND SELECTION OF BUSINESS OPPORTUNITIES

        We anticipate that business opportunities will come to our attention from various sources, including our officers and directors, our stockholders, professional advisors, such as attorneys and accountants, securities broker-dealers, investment banking firms, venture capitalists, members of the financial community and others who may present unsolicited proposals. Management expects that prior personal and business relationships may lead to contacts for business opportunities; however, we have not entered into any direct or indirect negotiations at the time of this filing with any person, corporation or other entity regarding any possible business reorganization involving Galaxy.

        Our management will analyze the business opportunities; however, none of our management are professional business analysts. Our management has had limited experience with mergers and acquisitions of business opportunities and has not been involved with an initial public offering. Our management has been involved with one prior acquisition of a business opportunity as directors and officers of IDI Global, Inc., formerly, Bennion Corporation, a blank check reporting company. The acquisition was structured as a forward triangular merger which was completed in March 2002 after the stock-for stock exchange was completed. Mrs. Ball and Ms. Marino resigned as officers and directors of IDI Global upon consummation of the acquisition.

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

FORM OF ACQUISITION

        We cannot predict the manner in which we may participate in a business opportunity. Specific business opportunities will be reviewed as well as our needs and desires and those of the promoters of the opportunity. The legal structure or method deemed by management to be suitable will be selected based upon management's review of the business opportunity and our relative negotiating strength. Such method may include, but is not limited to, leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. We may act directly or indirectly through an interest in a partnership, corporation or other forms of organization. We may agree to merge, consolidate or reorganize with other corporations or forms of business organization. In addition, our present management and stockholders most likely will not have control of a majority of our voting shares following a merger or reorganization transaction. As part of such a transaction, our existing directors may resign and new directors may be appointed without any vote by our stockholders.

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


                  ITEM 2: DESCRIPTION OF PROPERTIES

        We do not currently own or lease any property. We use office space in the office of a stockholder at no cost. Until we pursue a viable business opportunity and recognize income, we will not seek independent office space.

                      ITEM 3: LEGAL PROCEEDINGS

    We are not a party to any proceedings or threatened proceedings as of the date of this filing.


     ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2002 fiscal year.


                               PART II

ITEM 5: MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock is not listed on any market and we do not have an established public trading market. We have approximately 86 stockholders of record. We do not have any outstanding options or warrants to purchase our common shares. We have not declared dividends on our common stock and do not anticipate paying dividends
on our common stock in the foreseeable future.   Also, we do not
have any securities authorized for issuance under any equity compensation plan.

RECENT SALES OF UNREGISTERED SECURITIES

        We have not sold any securities without registration within the past three years.


                      ITEM 6: PLAN OF OPERATIONS

        We have no assets and have experienced losses from inception. For the fiscal year ended June 30, 2002, we had no cash on hand and total current liabilities of $28,000. The $28,000 note payable is owed to a related party for accounting and legal fees incurred during the fiscal year ended June 30, 2000 which were paid on our behalf by that related party.

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

        Our management intends to actively seek business opportunities during the next twelve months and if we obtain abusiness opportunity, it may be necessary to raise additional capital. Management anticipates that additional capital may be provided by future loans or private placements of our common stock. We expect that any private placement of stock will be issued pursuant to exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.


                     ITEM 7: FINANCIAL STATEMENTS

                     Galaxy Specialties, Inc.

                       Financial Statements

                      June 30, 2002 and 2001

                             CONTENTS


Independent Auditor's Report ..........................................3

Balance Sheets ........................................................4

Statements of Operations ..............................................5

Statements of Stockholders' Equity ....................................6

Statements of Cash Flows ..............................................7

Notes to the Financial Statements .....................................8

                           CHISHOLM & ASSOCIATES
A Professional         Certified Public Accountants       Office (801)292-8756
Corporation                  P.O. Box 540216                Fax (801) 292-8809
                       North Salt Lake, Utah 84054

______________________________________________________________________________




                   INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Galaxy Specialties, Inc.:

We have audited the accompanying balance sheets of Galaxy Specialties, Inc. (a development stage company) as of June 30, 2002 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Galaxy Specialties, Inc. for the year ended June 30, 2001 and from inception on March 7, 1986 through June 30, 2001 were audited by other auditors whose report dated July 25, 2001 expressed an unqualified opinion.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galaxy Specialties, Inc. (a development stage company) as of June 30, 2002 and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Chisholm & Associates

Chisholm & Associates
North Salt Lake, Utah
September 17, 2002

                     Galaxy Specialties, Inc.
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS


                                                             June 30
                                                   ---------------------------
                                                        2002          2001
                                                   ------------- -------------
CURRENT ASSETS

Cash                                               $          -  $          -
                                                   ------------- -------------


  TOTAL ASSETS                                     $          -  $          -
                                                   ============= =============



               LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

Accounts Payable - related party                   $     28,000  $     28,000
                                                   ------------- -------------

  Total Liabilities                                      28,000        28,000
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
                                                   ============= =============












The accompanying notes are an integral part of these financial statements.

                     Galaxy Specialties, Inc.
                  (A Development Stage Company)
                     Statement of Operations

                                                              From
                                     For the Years Ended      Inception on
                                           June 30            March 7, 1986
                                      2002       2001         to June 30, 2002
                                 ------------- -------------- --------------

REVENUES                         $          -  $           -  $           -
                                 ------------- -------------- --------------
EXPENSES

  General & Administrative                  -              -         45,000
                                 ------------- -------------- --------------

    TOTAL EXPENSES                          -              -         45,000
                                 ------------- -------------- --------------

NET INCOME (LOSS)                $          -  $           -  $     (45,000)
                                 ============= ============== ==============

NET LOSS PER SHARE               $       0.00  $        0.00  $       (0.00)
                                 ============= ============== ==============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                      17,000,000     17,000,000     17,000,000
                                 ============= ============== ==============





The accompanying notes are an integral part of these financial statements

                     Galaxy Specialties, Inc.
                  (A Development Stage Company)
                Statements of Stockholders' Equity
      From Inception on March 7, 1986 through June 30, 2002

                                                                 Deficit
                                                                 Accumulated
                                 Common Stock        Additional  During the
                            -----------------------  Paid in     Development
                              Shares       Amount    Capital     Stage
                            ------------ ----------- ----------- -------------
Issuance of shares for
marketing rights             17,000,000  $   17,000  $        -  $          -

Net (loss) for the year
ended June 30, 1986                   -           -           -        (3,400)

Net (loss) for the year
ended June 30, 1987                   -           -           -        (3,400)

Net (loss) for the year
ended June 30, 1988                   -           -           -        (3,400)

Net (loss) for the year
ended June 30, 1989                   -           -           -        (3,400)

Net (loss) for the year
ended June 30, 1990                   -           -           -        (3,400)

Net (loss) for the year
ended June 30, 1991                   -           -           -             -

Net (loss) for the year
ended June 30, 1992                   -           -           -             -

Net (loss) for the year
ended June 30, 1993                   -           -           -             -
                            ------------ ----------- ----------- -------------

Balance - June 30, 1993      17,000,000      17,000           -       (17,000)

Net (loss) for the year
ended June 30, 1994                   -           -           -             -
                            ------------ ----------- ----------- -------------

Balance - June 30, 1994      17,000,000      17,000           -       (17,000)

Net (loss) for the year
ended June 30, 1995                   -           -           -             -
                            ------------ ----------- ----------- -------------

Balance - June 30, 1995      17,000,000      17,000           -       (17,000)

Net (loss) for the year
ended June 30, 1996                   -           -           -             -
                            ------------ ----------- ----------- -------------

Balance - June 30, 1996      17,000,000      17,000           -       (17,000)

Net (loss) for the year
ended June 30, 1997                   -           -           -             -
                            ------------ ----------- ----------- -------------

Balance - June 30, 1997      17,000,000      17,000           -       (17,000)

Net (loss) for the year
ended June 30, 1998                   -           -           -             -
                            ------------ ----------- ----------- -------------

Balance - June 30, 1998      17,000,100      17,000           -       (17,000)

Net (loss) for the year
ended June 30, 1999                   -           -           -             -
                            ------------ ----------- ----------- -------------

Balance - June 30, 1999      17,000,000      17,000           -       (17,000)

Net (loss) for the year
ended June 30, 2000                   -           -           -       (28,000)
                            ------------ ----------- ----------- -------------

Balance - June 30, 2000      17,000,000      17,000           -       (45,000)

Net (loss) for the year
ended June 30, 2001                   -           -           -             -
                            ------------ ----------- ----------- -------------

Balance - June 30, 2001      17,000,000      17,000           -       (45,000)

Net (loss) for the year
ended June 30, 2002                   -           -           -             -
                            ------------ ----------- ----------- -------------

Balance - June 30, 2002      17,000,000  $   17,000  $        -  $    (45,000)
                            ============ =========== =========== =============







The accompanying notes are an integral part of these financial statements

                     Galaxy Specialties, Inc.
                  (A Development Stage Company)
                     Statement of Cash Flows


                                                                From
                                         For the years ended    Inception on
                                               June 30          March 7, 1986
                                       ------------------------ Through
                                           2002        2001     June 30, 2002
                                       ----------- ------------ --------------
Cash Flows from Operating Activities
  Net Loss                             $        -  $         -  $     (45,000)
  Less  Non-cash Items:
  Depreciation & Amortization                   -            -         17,000
  Increase  in Accounts Payable                 -            -         28,000
                                       ----------- ------------ --------------
  Net Cash Provided (Used) by
  Operating Activities                          -            -              -
                                       ----------- ------------ --------------

Cash Flows from Investing Activities            -            -              -
                                       ----------- ------------ --------------
  Net Cash Provided (Used) by
  Investing Activities                          -            -              -
                                       ----------- ------------ --------------

Cash Flows from Financing Activities            -            -              -
                                       ----------- ------------ --------------
  Net Cash Provided (Used) by
  Financing Activities                          -            -              -
                                       ----------- ------------ --------------

Increase (Decrease) in Cash                     -            -              -

Cash and Cash Equivalents at
Beginning of Period                             -            -              -
                                       ----------- ------------ --------------
Cash and Cash Equivalents at
End of Period                          $        -  $         -  $           -
                                       =========== ============ ==============

Supplemental Cash Flow Information:
  Stock issued for marketing rights    $        -  $         -  $      17,000

  Cash Paid For:
    Interest                           $        -  $         -  $           -
    Income Taxes                       $        -  $         -  $           -

The accompanying notes are an integral part of these financial statements

                    Galaxy Specialties, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                     June 30, 2002 and 2001

NOTE 1 - Summary of Significant Accounting Policies

      a.    Organization & Consolidation Policy

Galaxy Specialties, Inc. (the Company), a Nevada corporation, was incorporated
May 22, 2000.   On June 5, 2000  the Company merged with Hystar Aerospace
Marketing Corporation of Montana, Inc. (Hystar). The Company is the surviving corporation.

Hystar Aerospace Marketing Corporation of Montana, was incorporated March 7, 1986 to lease, sell, and market airships and the Burkett Mill, a waste milling device, which rights were acquired from VIP Worldnet, Inc. initially the only shareholder. The technology to further develop the airship and the mill by the parent company proved to be prohibitive, and shortly after the acquisition of the marketing rights further activity ceased. Hystar has been inactive since that date.

The merger was recorded under the pooling of interests method of accounting. Each share of the Company remained outstanding as one fully paid and non-assessable share of capital stock of the surviving corporation, and each share of Hystar was converted into one fully paid and non-assessable share of capital stock of the surviving corporation.

The Company incurred no revenue, expenses and had neither assets nor liabilities on its balance sheet from the date of its inception to the date of the merger. Therefore, the accompanying financial statements present the financial condition and results of operations of Hystar from its inception through the merger date and of the surviving entity, the Company, as of the merger date.

      b.      Recognition of Revenue

The Company recognizes income and expense on the accrual basis of accounting.

      c.      Earnings (Loss) Per Share

The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

                    Galaxy Specialties, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                     June 30, 2002 and 2001

NOTE 1 - Summary of Significant Accounting Policies (continued)

      c.   Earning (Loss) Per Share (continued)

                                       Income (loss)    Shares      Per Share
                                       (Numerator)   (Denominator)   Amount
                                       -------------- ------------- ----------

For the year ended June 30, 2002:
 Basic EPS
  Income (loss) to common stockholders $           -   17,000,000   $    (.00)
                                       ============== ============= ==========
 Basic EPS
  Income (loss) to common stockholders $           -   17,000,000   $    (.00)
                                       ============== ============= ==========
From inception on March 7, 1986 to
June 30, 2002:
 Basic EPS
  Income (loss) to common stockholders $     (45,000)  17,000,000   $    (.00)
                                       ============== ============= ==========

      d.  Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

      e.  Provision for Income Taxes

No provision for income taxes have been recorded due to net operating loss carryforwards totaling approximately $45,000 that will be offset against future taxable income. These NOL carryforwards began to expire in the year 2001. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

Deferred tax asset and the valuation account is as follows as June 30, 2002 and 2001:

                                                     June 30,
                                                2002           2001
                                              -----------  -----------
     Deferred tax asset:
        NOL carryforward                      $   15,000   $   15,000
        Valuation allowance                     ( 15,000)    ( 15,000)
                                              -----------  -----------

                                              $       -    $        -
                                              ===========  ===========

                    Galaxy Specialties, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                     June 30, 2002 and 2001

NOTE 1 - Summary of Significant Accounting Policies (continued)

      f.  Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - Going Concern

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

NOTE 3 - Stockholders' Equity

In 1986, the Company issued 17,000,000 shares of common stock for the marketing rights to an airship and a waste milling device. The value of this issuance was $17,000.

During 2000, the Company issued 100 shares of stock in the formation of Galaxy Specialties, Inc. (NV), and subsequently canceled these shares.

NOTE 4 - Related Party Transactions

During the year ended June 30, 2000, the Company incurred $28,000 of professional fees payable to professionals affiliated with Mutual Ventures Corp., now called First Equity Holdings Corp. An officer of the Company is also an employee of First Equity Holdings Corp.

NOTE 5 - Development Stage Company

The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and searching for a business operation with which to merge, or assets to acquire, in order to generate significant operations.

        ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

        As previously reported in our quarterly report on Form 10-QSB for the period ended September 30, 2001, on October 30, 2001, we requested and received the resignation of our then independent auditors, Smith & Company, Certified Public Accountants, and then we engaged Chisholm & Associates, Certified Public Accountants, as our independent auditors, on the same date.


                               PART III

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(A)
                DIRECTORS AND EXECUTIVE OFFICERS

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

Name             Age      Position Held               Director Since
--------------   ----     --------------              --------------
M. Jeanne Ball    44      President and Director      June 5, 2000
April L. Marino   28      Secretary/Treasurer
                          and Director                June 5, 2000

        M. Jeanne Ball   For over 20 years Ms. Ball has worked as
a legal secretary. For the past six years she has worked as an independent contractor performing duties of a legal secretary. She is a director of Skinovation Pharmaceutical Incorporated and Wings & Things, Inc., which are blank check reporting companies.

        April L. Marino   Ms. Marino is employed as a administrative
assistant by First Equity Holdings Corp. formerly Mutual Ventures Corporation. She has been an employee of that company since
December 1997. She is a director of Pinecrest Services, Inc. and Libra Alliance Corporation, which are blank check reporting companies.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based upon review of the copies of such forms furnished to us during the fiscal year ended June 30, 2002, and representations to us that no Forms 5 were required, we believe no reports were required to be filed during fiscal year 2002.


                   ITEM 10: EXECUTIVE COMPENSATION

        Our named executive officers have not received any cash compensation, bonuses, stock appreciation rights, long term compensation, stock awards or long-term incentive rights from us during the past three fiscal years. Mrs. Ball who acts in a capacity similar to Chief Executive Officer has not received any compensation during fiscal year 2002. We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments. In addition, we have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our Board of Directors.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth the beneficial ownership of our outstanding common stock of each person or group known by us to own beneficially more than 5% of our outstanding common stock, and ownership of our management. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 17,000,000 shares of common stock outstanding as of August 30, 2002.

                      CERTAIN BENEFICIAL OWNERS

                                    Common Stock Beneficially Owned
                                    --------------------------------
Name and Address of                 Number of Shares of
Beneficial Owners                   Common Stock          Percentage of Class
-----------------                   -------------------   -------------------
VIP Worldnet, Inc.                  15,036,621*               88.5%
154 E.  Ford Avenue
Salt Lake City, Utah 84115

        * VIP Worldnet, Inc. holds 15,000,000 shares and its directors and officers beneficially own the following shares of our common stock: Joanne Clinger, President, owns 28,597 shares and Wayne Reichman, Secretary, owns 8,024 shares.

                              MANAGEMENT

                                    Common Stock Beneficially Owned
                                    -------------------------------
Name and Address of                 Number of Shares
Beneficial Owners                   Common Stock       Percentage of Class
---------------------               ---------------    ------------------
M. Jeanne Ball                      200                Less than 1 %
968 Bloomsburg Cove
Murray, Utah 84123

April L. Marino                     400                Less than 1%
402 East Maxwell Lane
Salt Lake City, Utah 84115

All directors and executive         600                Less than 1%
officers as a group


       ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        We have not engaged in any transactions in excess of $60,000 during the past two years involving our executive officers, directors, more than 5% stockholders or immediate family members of such persons.

PARENT COMPANY

        VIP Worldnet, Inc. is our parent company and beneficially owns 15,036,621 shares of our common stock, which represent 88.5 % of our issued and outstanding shares.

              ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

Exhibit
Number      Description
------      ------------
3.1     Articles of Incorporation, as amended

3.3 Bylaws of Galaxy (Incorporated by reference to exhibit 3.3 Form 10-SB, filed August 21, 2000.)

REPORTS ON FORM 8-K

        None.




                              SIGNATURES


            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





Date  9/23/02              Galaxy Specialties, Inc.


                                 /S/ M. Jeanne Ball
                           By: _______________________________________
                                 M. Jeanne Ball
                                 President,  Principal Financial
                                 Officer and Director


            In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.






Date 9/25/02                By: /s/ April L. Marino
                               ______________________________________
                                  April L. Marino,
                                  Secretary/Treasurer and Director


              PRINCIPAL EXECUTIVE OFFICER CERTIFICATION

I, M. Jeanne Ball, certify that:

1.      I have reviewed this annual report on Form 10-KSB of Galaxy
        Specialties, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.




Date: 9/23/02              /s/ M. Jeanne Ball
                           ____________________________________
                           M. Jeanne Ball,
                           Principal Executive Officer

              PRINCIPAL FINANCIAL OFFICER CERTIFICATION

I, M. Jeanne Ball, certify that:

1.      I have reviewed this annual report on Form 10-KSB of Galaxy
        Specialties, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.




Date: 9/23/02              /s/ M. Jeanne Ball
                           ____________________________________
                           M. Jeanne Ball,
                           Principal Financial Officer