Form 10QSB
period 2002-09-30
GALAXY SPECIALTIES INC
filed 2002-11-12
CIK 1122063

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

        For the quarterly period ended September 30, 2002

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


                     #149, 369 East 900 South
                    Salt Lake City, Utah 84111
                          (801) 323-2395
     (Address and telephone number of principal executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [ X ]   No  [  ]

As of October 22, 2002, the Registrant had a total of 18,050,000 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [  ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements...............................................3

Item 2:  Plan of Operations ................................................8

Item 3:  Controls and Procedures............................................9

                    PART II: OTHER INFORMATION

Item 2:  Changes in Securities and Use of Proceeds .........................9

Item 6:  Exhibits and Reports on Form 8-K ..................................9

Signatures and Certifications..............................................10




                 _______________________________




                  PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

     The financial information set forth below with respect to our statements of operations for the three month period ended September 30, 2002 and 2001 are unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three month period ended September 30, 2002, are not necessarily indicative of results to be expected for any subsequent period.

                     Galaxy Specialties, Inc.
                       Financial Statements
                        September 30, 2002

                     Galaxy Specialties, Inc.
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS


                                                  Sept. 30,      June 30,
                                                     2002          2002
                                                ------------- --------------
                                                 (Unaudited)

CURRENT ASSETS                                  $          -  $           -
                                                ------------- --------------

  TOTAL ASSETS                                  $          -  $           -
                                                ============= ==============



               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - Related party                $     28,000  $      28,000
                                                ------------- --------------

  Total Liabilities                                   28,000         28,000
                                                ------------- --------------

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 20,000,000
 shares authorized; 18,050,000 and 17,000,000
 shares issued and outstanding, respectively          18,050         17,000

Additional Paid-in Capital                            19,950              -

Deficit Accumulated During the Development Stage     (66,000)       (45,000)
                                                ------------- --------------

  Total Stockholders' Equity (deficit)               (28,000)       (28,000)
                                                ------------- --------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $          -  $           -
                                                ============= ==============

                     Galaxy Specialties, Inc.
                  (A Development Stage Company)
                     Statement of Operations
                           (Unaudited)

                                                                 From
                                 For the         For the         Inception on
                                 three months    three months    March 7, 1986
                                 ended Sept. 30, ended Sept. 30, to Sept. 30,
                                 2002            2001            2002
                                 --------------- --------------- -------------

REVENUES                         $            -  $               $          -
                                 --------------- --------------- -------------
EXPENSES
  Depreciation & Amortization                 -               -        17,000
  General & Administrative               21,000               -        49,000
                                 --------------- --------------- -------------

    TOTAL EXPENSES                       21,000               -        66,000
                                 --------------- --------------- -------------

NET INCOME (LOSS)                $      (21,000) $            -  $    (66,000)
                                 =============== =============== =============

NET LOSS PER SHARE               $            -  $            -  $          -
                                 =============== =============== =============
WEIGHTED AVERAGE SHARES
 OUTSTANDING                         17,878,804      17,000,000    17,013,361
                                 =============== =============== =============



                     Galaxy Specialties, Inc.
                  (A Development Stage Company)
                     Statement of Cash Flows
                           (Unaudited)


                                                                       From
                                                                       Inception on
                                         For the three months ended    March 7, 1986
                                                 Sept. 30,             through
                                              2002         2001        Sept. 30, 2002
                                       --------------- --------------- --------------
Cash Flows from Operating Activities

  Net Loss                             $      (21,000) $            -  $     (66,000)
  Less  Non-cash Items:
  Stock issued for services                    21,000               -         21,000
  Depreciation & Amortization                       -               -         17,000
  Increase in Accounts Payable                      -               -         28,000
                                       --------------- --------------- --------------
  Net Cash Provided (Used) by
  Operating Activities                              -               -              -
                                       --------------- --------------- --------------

Cash Flows from Investing Activities                -               -              -
                                       --------------- --------------- --------------
  Net Cash Provided (Used) by
  Investing Activities                              -               -              -
                                       --------------- --------------- --------------

Cash Flows from Financing Activities                -               -              -
                                       --------------- --------------- --------------
  Net Cash Provided (Used) by
  Financing Activities                              -               -              -
                                       --------------- --------------- --------------

Increase (Decrease) in Cash                         -               -              -

Cash and Cash Equivalents at
 Beginning of Period                                -               -              -
                                       --------------- --------------- --------------
Cash and Cash Equivalents at
 End of Period                         $            -  $            -  $           -
                                       =============== =============== ==============
Supplemental Cash Flow Information:

  Stock issued for marketing rights    $            -  $            -  $      17,000

  Cash Paid For:
   Interest                            $            -  $            -  $           -
   Income Taxes                        $            -  $            -  $           -




                     Galaxy Specialties, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                        September 30, 2002


GENERAL
-------

Galaxy Specialties, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended September 30, 2002 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended June 30, 2002.

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

COMMON STOCK
------------

During July, 2002 the Company issued 1,050,000 shares of authorized, but previously unissued common stock, for services rendered valued at $21,000 (or $.02 per share).

     In this report references to "Galaxy Specialties," "we," "us," and "our" refer to Galaxy Specialties, Inc.

                    FORWARD LOOKING STATEMENTS

     This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include, but are not limited to, economic conditions generally, failure by management to successfully develop business relationships, competition within the merger and acquisitions market, and changes by regulatory agencies.


ITEM 2:   PLAN OF OPERATION

     We are a development stage company with no assets and recurring losses from inception and we are dependent upon financing to continue operations. For the three month period ended September 30, 2002 and the year ended June 30, 2001, we had no cash on hand and total current liabilities of $28,000. The $28,000 note payable is related to accounting and legal fees incurred during the 2000 fiscal year which were paid on our behalf by a related party.

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

ITEM 3: CONTROLS AND PROCEDURES

     As a result of new SEC regulations, our Board formalized our disclosure controls and procedures by creating documents which outline the steps and procedures we must take to ensure that material information regarding our company and its operations is provided to the public in a timely manner. On November 4, 2002, our President evaluated the effectiveness of these disclosure controls and procedures and determined that there were no significant deficiencies in these procedures.

     Also, the President did not identify any deficiencies or material weaknesses in our internal controls, nor did she identify fraud that involved our management who had a significant role in our internal controls. She did not find any deficiencies or weaknesses which would require changes to be made or corrective actions to be taken related to our internal controls.


                    PART II: OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

     On July 15, 2002, our board authorized the issuance of an aggregate of 1,050,000 common shares for services rendered. We issued 500,000 shares to First Equity Holdings Corp. in consideration for consulting and investment banking services valued at approximately $10,000. We issued 250,000 shares to Compass Equity Partners, LLC in consideration for legal and accounting fees valued at approximately $5,000 that it had paid on our behalf in the 2000 and 2001 years. We issued 300,000 shares to Liberty Partners, LLC in consideration for legal and accounting fees valued at approximately $6,000 which it paid on our behalf for the 2001 and 2002 years. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Part II Exhibits.
     -----------------

3.1 Articles of Incorporation (Incorporated by reference to exhibit 3.1 of Form 10-SB, filed August 21, 2000)
3.2 Bylaws of Galaxy Specialties (Incorporated by reference to exhibit 3.3 of Form 10-SB, filed August 21, 2000)

(b)  Reports on Form 8-K.
     --------------------

        None

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned who is duly authorized.



                              Galaxy Specialties, Inc.
       11/05/02
Date_________________             /s/ M. Jeanne Ball
                              By: __________________________________________
                                  M. Jeanne Ball
                                  President, Principal Financial Officer,
                                  and Director


            PRINCIPAL EXECUTIVE OFFICER CERTIFICATION

I, M. Jeanne Ball, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Galaxy Specialties, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        11/05/02                /s/ M. Jeanne Ball
Date: __________________      ___________________________________________
                              M. Jeanne Ball, Principal Executive Officer



               PRINCIPAL FINANCIAL OFFICER CERTIFICATION

I, M. Jeanne Ball, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Galaxy Specialties, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


        11/05/02                /s/ M. Jeanne Ball
Date: ______________          ___________________________________________
                              M. Jeanne Ball, Principal Financial Officer