Form 10QSB
period 2002-12-31
GALAXY SPECIALTIES INC
filed 2003-01-30
CIK 1122063

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

         For the quarterly period ended December 31, 2002

                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   Commission File No. 0-31355

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

As of January 30, 2003, the Registrant had a total of 18,050,000 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [  ]  No [ X ]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements............................................3

Item 2: Plan of Operations ..............................................8

Item 3: Controls and Procedures..........................................9

                    PART II: OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K ...............................9

Signatures and Certifications...........................................10





                  ______________________________




                  PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

     The financial information set forth below with respect to our statements of operations for the three and six month periods ended December 31, 2002 and 2001 are unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the six month period ended December 31, 2002, are not necessarily indicative of results to be expected for any subsequent period.

                     Galaxy Specialties, Inc.
                       Financial Statements
                        December 31, 2002

                     Galaxy Specialties, Inc.
                   (A Development Stage Company)
                          Balance Sheets



                              ASSETS
                                                  December 31,    June 30,
                                                      2002         2002
                                                 ------------- -------------
                                                  (Unaudited)

CURRENT ASSETS                                   $          -  $          -
                                                 ------------- -------------

   TOTAL ASSETS                                  $          -  $          -
                                                 ============= =============



               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts Payable - Related party                 $     28,000  $     28,000
                                                 ------------- -------------

  Total Liabilities                                    28,000        28,000
                                                 ------------- -------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 20,000,000
  shares authorized; 18,050,000 and
  17,000,000 shares issued and outstanding,
  respectively                                         18,050        17,000

Additional Paid-in Capital                             19,950             -

Deficit Accumulated During the Development Stage      (66,000)      (45,000)
                                                 ------------- -------------

   Total Stockholders' Equity (deficit)               (28,000)      (28,000)
                                                 ------------- -------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $          -  $          -
                                                 ============= =============




                           Galaxy Specialties, Inc.
                        (A Development  Stage Company)
                           Statement of Operations
                                 (Unaudited)

                                                                                   From
                           For the three For the three For the six   For the six   inception on
                           months ended  months ended  months ended  months ended  March 7, 1986
                           Dec. 31,      Dec. 31,      Dec. 31,      Dec. 31,      to Dec. 31,
                           2002          2001          2002          2001          2002
                           ------------- ------------- ------------- ------------- -------------
REVENUES                   $          -  $          -  $          -  $          -  $          -
                           ------------- ------------- ------------- ------------- -------------
EXPENSES
  Depreciation &
    Amortization                      -             -             -             -        17,000
  General & Administrative            -             -        21,000             -        49,000
                           ------------- ------------- ------------- ------------- -------------

    TOTAL EXPENSES                    -             -        21,000             -        66,000
                           ------------- ------------- ------------- ------------- -------------

NET INCOME (LOSS)          $          -  $          -  $    (21,000) $          -  $    (66,000)
                           ============= ============= ============= ============= =============

NET LOSS PER SHARE         $          -  $          -  $          -  $          -  $          -
                           ============= ============= ============= ============= =============

WEIGHTED AVERAGE SHARES
  OUTSTANDING                18,050,000    17,000,000    17,962,500    17,000,000    17,043,308
                           ============= ============= ============= ============= =============



                           Galaxy Specialties, Inc.
                        (A Development Stage Company)
                           Statement of Cash Flows
                                 (Unaudited)


                                                                               From Inception on
                                                     For the six months ended  March 7, 1986
                                                           December 31,        Through
                                                          2002       2001      December 31, 2002
                                                    ------------- ------------ -----------------
Cash Flows from Operating Activities
  Net Loss                                          $    (21,000) $         -  $     (66,000)
  Less  Non-cash Items:
  Stock issued for services                               21,000            -         21,000
  Depreciation & Amortization                                  -            -         17,000
  Increase  in Accounts Payable                                -            -         28,000
                                                    ------------- ------------ --------------

  Net Cash Provided (Used) by Operating Activities             -            -              -
                                                    ------------- ------------ --------------

Cash Flows from Investing Activities                           -            -              -
                                                    ------------- ------------ --------------

   Net Cash Provided (Used) by Investing Activities            -            -              -
                                                    ------------- ------------ --------------

Cash Flows from Financing Activities                           -            -              -
                                                    ------------- ------------ --------------

  Net Cash Provided (Used) by Financing Activities             -            -              -
                                                    ------------- ------------ --------------

Increase (Decrease) in Cash                                    -            -              -

Cash and Cash Equivalents at Beginning of Period               -            -              -
                                                    ------------- ------------ --------------

Cash and Cash Equivalents at End of Period          $          -  $         -  $           -
                                                    ============= ============ ==============

Supplemental Cash Flow Information:
  Stock issued for marketing rights                 $          -  $         -  $      17,000
  Stock issued for services                         $     21,000  $         -  $      21,000

  Cash Paid For:
    Interest                                        $          -  $         -  $           -
    Income Taxes                                    $          -  $         -  $           -






                     Galaxy Specialties, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                        December 31, 2002

GENERAL

Galaxy Specialties, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended December 31, 2002 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended June 30, 2002.

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

     In this report references to "Galaxy Specialties," "we," "us," and "our" refer to Galaxy Specialties, Inc.

FORWARD LOOKING STATEMENTS

     This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include, but are not limited to, economic conditions generally, failure by management to successfully develop business relationships, and competition within the merger and acquisitions market.


ITEM 2:   PLAN OF OPERATION

     We are a development stage company with no assets and recurring losses from inception and we are dependent upon financing to continue operations.
For the three and six month periods ended December 31, 2002 and the year ended June 30, 2002, we had no cash on hand and total current liabilities of $28,000. The $28,000 note payable is related to accounting and legal fees incurred during the 2000 fiscal year which were paid on our behalf by a related party.

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

ITEM 3: CONTROLS AND PROCEDURES

     Our Board formalized our disclosure controls and procedures by creating documents which outline the steps and procedures we must take to ensure that material information regarding our company and its operations is provided to the public in a timely manner. On January 30, 2003, our President evaluated the effectiveness of these disclosure controls and procedures and determined that there were no significant deficiencies in these procedures.

     The President did not identify any deficiencies or material weaknesses in our internal controls, nor did she identify fraud that involved our management who had a significant role in our internal controls. Also, she did not find any deficiencies or weaknesses which would require changes to be made or corrective actions to be taken related to our internal controls.


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



                              Galaxy Specialties, Inc.

Date__01/30/03
                                    /s/ M. Jeanne Ball
                              By: _______________________________
                                  M. Jeanne Ball
                                  President, Principal Financial Officer,
                                  and Director


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



        01/30/03              /s/ M. Jeanne Ball
Date: ________________        ___________________________________________
                              M. Jeanne Ball, Principal Executive Officer





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


       01/30/03               /s/ M. Jeanne Ball
Date:_______________          ___________________________________________
                              M. Jeanne Ball, Principal Financial Officer