Form 10QSB
period 2003-03-31
GALAXY SPECIALTIES INC
filed 2003-05-09
CIK 1122063

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2003

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

As of April 17, 2003, the Registrant had a total of 18,050,000 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [  ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements...............................................3

Item 2:  Plan of Operations.................................................8

Item 3:  Controls and Procedures............................................9

                    PART II: OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K ..................................9

Signatures and Certifications..............................................10





                  _____________________________




                  PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

      The financial information set forth below with respect to our statements of operations for the three and nine month periods ended March 31, 2003 and 2002 are unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the nine month period ended March 31, 2003, are not necessarily indicative of results to be expected for any subsequent period.

                     Galaxy Specialties, Inc.
                       Financial Statements
                          March 31, 2003

                     Galaxy Specialties, Inc.
                   (A Development Stage Company)
                          Balance Sheets


                              ASSETS

                                                    March 31,      June 30,
                                                       2003          2002
                                                  ------------- ------------
                                                   (Unaudited)

CURRENT ASSETS                                    $          -  $         -
                                                  ------------- ------------

  TOTAL ASSETS                                    $          -  $         -
                                                  ============= ============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable - Related party                  $     28,000  $    28,000
                                                  ------------- ------------

  Total Liabilities                                     28,000       28,000
                                                  ------------- ------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 18,050,000 and 17,000,000 shares
  issued and outstanding, respectively                  18,050       17,000

Additional Paid-in Capital                              19,950            -

Deficit Accumulated During the Development Stage       (66,000)     (45,000)
                                                  ------------- ------------

  Total Stockholders' Equity (deficit)                 (28,000)     (28,000)
                                                  ------------- ------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $          -  $         -
                                                  ============= ============



                     Galaxy Specialties, Inc.
                       (A Development Stage Company)
                          Statement of Operations
                                (Unaudited)



                                 For the      For the       For the      For the      From
                                 three        three         nine         nine         inception
                                 months       months        months       months       on March 7,
                                 ended        ended         ended        ended        1986 to
                                 March 31,    March 31,     March 31,    March 31,    March 31,
                                 2003         2002          2003         2002         2003
                                 ------------ ------------- ------------ ------------ ------------
REVENUES                         $         -  $          -  $         -  $         -  $         -
                                 ------------ ------------- ------------ ------------ ------------

EXPENSES
  Depreciation & Amortization              -             -            -            -       17,000
  General & Administrative                 -             -       21,000            -       49,000
                                 ------------ ------------- ------------ ------------ ------------
    TOTAL EXPENSES                         -             -       21,000            -       66,000
                                 ------------ ------------- ------------ ------------ ------------

NET INCOME (LOSS)                $         -  $          -  $   (21,000) $         -  $   (66,000)
                                 ============ ============= ============ ============ ============

NET LOSS PER SHARE               $         -  $          -  $         -  $         -  $         -
                                 ============ ============= ============ ============ ============
WEIGHTED AVERAGE SHARES
 OUTSTANDING                      18,050,000    17,000,000   18,050,000   17,000,000   17,058,474
                                 ============ ============= ============ ============ ============








                                     5


                         Galaxy Specialties, Inc.
                       (A Development Stage Company)
                          Statement of Cash Flows
                                (Unaudited)

                                                                     From
                                                                     Inception on
                                         For the nine months ended   March 7, 1986
                                                  March 31,          Through
                                             2003          2002      March 31, 2003
                                         ------------- ------------- --------------
Cash Flows from Operating Activities

  Net Loss                               $    (21,000) $          -  $     (66,000)
  Less  Non-cash Items:
  Stock issued for services                    21,000             -         21,000
  Depreciation & Amortization                       -             -         17,000
  Increase  in Accounts Payable                     -             -         28,000
                                         ------------- ------------- --------------
  Net Cash Provided (Used) by
  Operating Activities                              -             -              -
                                         ------------- ------------- --------------

Cash Flows from Investing Activities                -             -              -
                                         ------------- ------------- --------------


  Net Cash Provided (Used) by
  Investing Activities                              -             -              -
                                         ------------- ------------- --------------

Cash Flows from Financing Activities                -             -              -
                                         ------------- ------------- --------------
  Net Cash Provided (Used) by
  Financing Activities                              -             -              -
                                         ------------- ------------- --------------

Increase (Decrease) in Cash                         -             -              -

Cash and Cash Equivalents at
  Beginning of Period                               -             -              -
                                         ------------- ------------- --------------
Cash and Cash Equivalents at
  End of Period                          $          -  $          -  $           -
                                         ============= ============= ==============

Supplemental Cash Flow Information:

  Stock issued for marketing rights      $          -  $          -  $      17,000
  Stock issued for services              $     21,000  $          -  $      21,000

  Cash Paid For:
    Interest                             $          -  $          -  $           -
    Income Taxes                         $          -  $          -  $           -







                                6

                     Galaxy Specialties, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                          March 31, 2003


GENERAL

Galaxy Specialties, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended March 31, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended June 30, 2002.

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

      In this report references to "Galaxy Specialties," "we," "us," and "our" refer to Galaxy Specialties, Inc.

                    FORWARD LOOKING STATEMENTS

      This Form 10-QSB contains certain forward-looking statements and for this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include, but are not limited to, economic conditions generally, failure by management to successfully develop business relationships, and competition within the merger and acquisitions market.


ITEM 2:   PLAN OF OPERATION

      We are a development stage company with no assets and recurring losses from inception and we are dependent upon financing to continue operations. For the three and nine month periods ended March 31, 2003 and the year ended June 30, 2002, we had no cash on hand and total current liabilities of $28,000. The $28,000 note payable is related to accounting and legal fees incurred during the 2000 fiscal year which were paid on our behalf by a related party.

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

ITEM 3: CONTROLS AND PROCEDURES

      We rely on controls and procedures to ensure that material information regarding our company and its operations is provided to the public in a timely manner. On May 6, 2003, our Principal Executive and Financial Officer evaluated the effectiveness of these disclosure controls and procedures and determined that there were no significant deficiencies in these procedures.

      The officer did not identify any deficiencies or material weaknesses in our internal controls, nor did she identify fraud that involved our management who had a significant role in our internal controls. Also, she did not find any deficiencies or weaknesses which would require changes to be made or corrective actions to be taken related to our internal controls.


                    PART II: OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

Part II Exhibits

3.1 Articles of Incorporation (Incorporated by reference to exhibit 3.1 of Form 10-SB, filed August 21, 2000)
3.2      Bylaws of Galaxy Specialties (Incorporated by reference to exhibit
         3.3 of Form 10-SB, filed August 21, 2000)
99.1     Section 1350 certification

Reports on Form 8-K

      None

                            SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned who is duly authorized.



                                    Galaxy Specialties, Inc.

Date: May 6, 2003
                                      /S/ M. Jeanne Ball
                                 By: _______________________________
                                     M. Jeanne Ball
                                     President, Principal Executive and
                                     Financial Officer, Director


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



                                    /s/ M. Jeanne Ball
Date: May 6, 2003                ____________________________________________
                                 M. Jeanne Ball, Principal Executive Officer



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


                                   /s/ M. Jeanne Ball
Date: May 6, 2003                 ___________________________________________
                                  M. Jeanne Ball, Principal Financial Officer