Form 10KSB
period 2003-06-30
SUNCREST GLOBAL ENERGY CORP
filed 2003-10-16
CIK 1122063

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended June 30, 2003

                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                Commission file number: 000-31355


                   SUNCREST GLOBAL ENERGY CORP.
          (Name of small business issuer in its charter)

               NEVADA                                   81-0438093
   (State of incorporation)             (I.R.S.  Employer Identification No.)


3353 South Main, #584, Salt Lake City, Utah      84115
(Address of principal executive offices)          (Zip code)


Issuer's telephone number: (702) 946-6760

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenue for its most recent fiscal year: None

As of September 29, 2003, the registrant had 38,050,000 shares of common stock outstanding. Since the registrant does not have an active trading market, a market value for the voting stock held by non-affiliates cannot be determined.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                        TABLE OF CONTENTS

                              PART I

Item 1.  Description of Business............................................3
Item 2.  Description of Properties..........................................6
Item 3.  Legal Proceedings..................................................6
Item 4.  Submission of Matters to a Vote of Security Holders................6

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters...........6
Item 6.  Plan of Operations.................................................7
Item 7.  Financial Statements...............................................9
Item 8.  Changes in and Disagreements with Accountants ....................38
Item 8A. Controls and Procedures...........................................38

                             PART III

Item 9.  Directors and Executive Officers; Compliance with Section 16(a)...38
Item 10. Executive Compensation............................................39
Item 11. Security Ownership of Certain Beneficial Owners and Management....39
Item 12. Certain Relationships and Related Transactions....................40
Item 13. Exhibits and Reports on Form 8-K..................................40
Signatures.................................................................41

                    FORWARD LOOKING STATEMENTS

     In this annual report references to "Suncrest Global," "we," "us," and "our" refer to Suncrest Global Energy Corp.

     This annual report contains certain forward-looking statements and any statements contained in this annual report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Suncrest Global's control. These factors include but are not limited to economic conditions generally and in the industries in which Suncrest Global may participate, competition within Suncrest Global's chosen industry and failure by Suncrest Global to successfully develop business relationships.

                              PART I

                 ITEM 1: DESCRIPTION OF BUSINESS

Historical Development

     Suncrest Global Energy Corp. was incorporated in the state of Nevada on May 22, 1999, as Galaxy Specialties, Inc. On June 5, 2000, Galaxy Specialties merged with Hystar Aerospace Marketing Corporation of Montana ("Hystar"), solely for the purpose of changing Hysar's domicile from Montana to Nevada.
As a result, Galaxy Specialties became the wholly-owned subsidiary of Hystar's parent corporation, VIP Worldnet, Inc. Then on June 9, 2003, Galaxy Specialties, Inc. amended its articles of incorporation and changed the company name to Suncrest Global Energy Corp.

     On June 10, 2003, Suncrest Global Energy Corp. entered into an share exchange agreement whereby Suncrest Global acquired Coyote Oil Company, Inc. ("Coyote Oil") as a wholly-owned subsidiary. However, for accounting purposes the acquisition was treated as a reverse acquisition. Coyote Oil was a Nevada corporation formed on July 6, 1996 which owned a proprietary process known as a mini oil refinery. (See, "Our Business," and "Item 6: Plan of Operations," below, for further details).

Our Business

     Prior to the acquisition of Coyote Oil, we did not have assets nor operations. As a result of the acquisition of Coyote Oil we acquired a mini oil refinery and other assets. Management is currently in the process of restoring the operations of the mini refinery we now own, which is located in Green River, Utah. The mini refinery was functional in the early 1990's, but has since become inoperable. Management expects to generate revenues from the mini refinery which we will use to fund our operations. We have also identified a market segment that typically does not lend itself to production at a scale considered attractive to large refiners due to limited output volume, limited feed stock and limitations of large refinery equipment. Our business plan is to develop a manufacturing and marketing plan to sell our mini refineries to this market segment. However, as of the date of this filing we have not sold a mini refinery.

     Mini Refinery

     The mini refinery uses a scaled down, low cost refining and recycling process which processes crude oil or recycles waste oils. The mini refinery performs the oil refining process on a small scale, using a small catalyst cracker. A catalyst cracker is the mechanism used to break down hydrogen-carbon atoms in feed stock, like crude oil and recycled waste oil, and convert the feed stock into higher value products, such as gasoline and diesel fuel.

     We intend to market a turnkey mini refinery or waste oil refinery to prospective customers. The mini refinery uses a small, efficient modular plan and can be built, dismantled and shipped anywhere in the world. The cost of a facility similar to the prototype is estimated at approximately $1 million. This mini refinery, when using waste oil as feed stock, could produce in excess of 3,000 barrels of product per day. It can be designed to use a personal computer based control system and may include a 2,000 volt power transformer substation, along with a management building, control room, tank farm, bag-house and quench system.

     The Coyote Oil process and mini refinery differ from major refineries in a number of ways. Some of the unique features of the process and mini refinery are:

..    Feed stock volume: The mini refinery can be designed to process between
     500 and 5,000 barrels of feed stock per day. This allows units to be installed in areas which do not justify construction of a larger refinery.

..    Portability: The mini refinery plant can be manufactured on steel skids, allowing the site to be built on one location, with the capability of being dismantled and moved to another location. This feature ensures the continued usefulness and value of the equipment in the event of feed stock exhaustion or unavailability.

..    Type of Feed Stock: The mini refinery is designed to use various feed stocks, which may also be combined, including: conventional crude oil, automotive and industrial waste oils, oils extracted from petroleum based waste products, and/or oils produced from the processing of used tires and plastic products. Our process is also tolerant of silica, making slop oil a feed stock source. Typically, a larger refinery cannot use these types of waste oils because it will contaminate and shut down the catalytic cracker unit. These feedstock capabilities can provide new opportunities for recycling of waste.

..    Catalyst: A catalyst is a substance which aids a chemical reaction without entering the reaction itself. Catalyst costs are substantially reduced due to the ability of our process to use expended catalyst sold by larger refineries. The efficiency of this catalyst is slightly below optimum levels but is compensated for by a substantial discount in cost. New catalyst can cost $2,000 per ton compared to expended catalyst resold by larger refineries which can be purchased for $100 per ton. Concerns about catalyst poisoning are reduced because down time is usually one day for a mini refinery compared to 8 to 10 days with large cracking units.

..    Minimal Emissions: Emissions of nitrogen oxide, sulphur oxide, carbon monoxide, and particulates are well within U.S. government guidelines. Opacity is minimal. Nitrogen oxide and sulphur oxide are produced mainly as furnace emissions. These emissions are reduced once the plant processes are in full operation due to process integration. Carbon monoxide is processed through a regenerator which is run at a temperature calculated to convert the carbon monoxide to carbon dioxide. Minimal waste water or waste products are produced by the process.

..    Manpower Requirements: The direct operation of the plant requires three operators during the day, two operators for swing shift and two operators at night. In addition, one individual must staff the laboratory and a welder and electrician/instrument specialist and a mechanic are required to service the pumps and equipment.

..    Low Energy Consumption: The Coyote Oil process, once started, allows the facility to operate on limited energy consumption, thus lowering the cost of production.

..    Small Footprint: The mini refinery requires only 3 to 7 acres for operation.

..    End Products:  Approximately 75% to 90% of the product produced at a mini refinery will be gasoline and diesel fuel. Due to the catalytic cracker process, the gasoline produced is a high octane product, increasing marketability and price of the overall gasoline output when blended with other distillation process products. Other products, which comprise approximately 10% to 15% of the total, include liquid petroleum gas which can be further separated into butane, propane and fuel gas. Bottom oil and heavy fuel oil from the distillation process can be further processed through the catalytic cracker to allow the further breakdown of these heavy oils into their lighter fractions. The above percentages can vary with the mixture of feed stock types and process implementation.


     Market

     We intend to develop a marketing plan to sell mini refineries in the United States and internationally. There are domestic and international markets appropriate for this type of refinery because scaled down operations of a mini refinery allow locating plants in areas previously thought to be uneconomical or unprofitable due to lack of sufficient raw material for profitable plant volume output or prohibitive transportation costs. Our mini refinery may rely on feed stock such as waste oils, oils from pyrolytic processes, coal tar gas oils, oils from used tires, and plastic such as waste oils. The lower output volume of a mini refinery allows the refinery to draw its feed stock from a relatively small area. If the feed stock supplies are exhausted, the portability and small plant size allows the economical movement of the mini refinery to another location.

     A potential market for mini refineries in the United States is Indian reservations. Many of the 500 Indian reservations in the United States have crude oil or access to crude oil. The mini refinery could use the crude oil to create fuel products that could be used and sold on the reservation. Also, some of the mini refinery products could be used to generate power for the reservation or the power could be transferred into the power grid of the utility industry.

     The worldwide market for the mini refinery is primarily found in lesser developed countries that refine crude oil. A number of these countries have crude oil as a resource yet lack the refining capacity. For a relatively low cost, these countries can create their own fuels and power, and build an economy centered around the mini refinery.

     Competition

     We compete against larger companies who sell mini oil refineries around the world. IOR Energy Pty. Ltd., REDD Engineering and Construction, Inc. and Chemex, Inc. are competitors that manufacture and sell mini refineries. Their mini refineries are built with modular components to allow greater mobility and can process from 1,000 to 12,000 barrels of product per day. These companies have established manufacturing and marketing programs and greater financial resources than we have. We may be unable to compete with these established companies.

     Patents, Trademarks, and Licenses

     We do not own or license any patents or trademarks. We rely on proprietary technology for our mini refinery process.

     Government Regulation

     A mini oil refinery is subject to federal, state and local health and environmental laws and regulations governing the discharge of pollutants into the air and water, and the generation, treatment, storage, transportation and disposal of solid and hazardous waste and materials. Our mini refinery can be designed to comply with the strict United States environmental laws. Generally, the operation of a mini refinery in the United States would be subject to the:
     .     Clean Air Act
     .     Clean Water Act

     . Resource Conservation and Recovery Act (related to certain hazardous and nonhazardous wastes)
     . Comprehensive Environmental Response, Compensation and Liability Act (related to liability imposed on cleaning up environmental wastes)

     When the land and mini refinery were transferred to Coyote Oil in 1999 the Utah Department of Environmental Quality required a clean up of the site. As of the date of this filing, the clean up is near completion and management expects to satisfy the clean up requirements within the next 90 days.

     Employees

     We do not have any employees and management does not anticipate a need to engage any full-time employees until we restore operations of our mini refinery or launch a marketing plan for the mini refinery.

Available information

     Suncrest Global does not maintain a public internet website; however, we are an electronic filer and our annual, quarterly and current reports may be accessed through the SEC's website at: http://www.sec.gov/.

                ITEM 2: DESCRIPTION OF PROPERTIES

     As a result of the acquisition of Coyote Oil, we own approximately 40 acres of land in Green River, Utah, where the mini refinery is located. The land and mini refinery were acquired by Coyote Oil through a sheriff's sale and Coyote Oil has had difficulty making the final transfer of title to these assets.

                    ITEM 3: LEGAL PROCEEDINGS

     We are not a party to any legal proceedings or threatened proceedings as of the date of this filing.

   ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 9, 2003, Galaxy Specialties, Inc. amended its articles of incorporation and changed the company name to Suncrest Global Energy Corp. The amendment increased the authorized shares from 20,000,000 to 70,000,000 and created a preferred class of shares with 5,000,000 preferred shares authorized, par value $0.01. Each preferred share is entitled to ten votes and, at the option of the holder, may be converted to ten shares of common stock. These amendments were approved on June 9, 2003, by written consent of a majority of our shareholders as provided for under our bylaws and Nevada law. Shareholders representing 15,000,000 shares of our 18,050,000 outstanding shares approved the amendments. We did not solicit proxies and directors were not elected.

                             PART II

ITEM 5: MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is not listed on any market and we do not have an established public trading market. We have approximately 99 stockholders of record who hold our common stock. We have not granted any options or warrants to purchase our common shares. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the
foreseeable future.   Also, we do not have any securities authorized for
issuance under any equity compensation plan.

Recent Sales of Unregistered Securities

     On September 29, 2003, we issued an aggregate of 20,000,000 shares of common stock, valued at approximately $518,430, to the seven stockholders of Coyote Oil in exchange for 10,000,000 shares of Coyote Oil common stock. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act. We believe each purchaser:
      . was aware that the securities had not been registered under federal securities laws;
      . acquired the securities for his/her/its own account for investment purposes of the federal securities laws;
      . understood that the securities would need to be held indefinitely unless registered or an exemption from registration applied to a proposed disposition; and,
      . was aware that the certificate representing the securities would bear a legend restricting its transfer.

                    ITEM 6: PLAN OF OPERATIONS

     On June 10, 2003, Suncrest Global agreed to acquire Coyote Oil and subsequently issued 20,000,000 shares of Suncrest Global common stock, valued at $518,430, in exchange for the 10,000,000 shares held by Coyote Oil's shareholders. Due to the change in management and change in control by our shareholders, the acquisition was treated as a reverse acquisition for accounting purposes (See, "Item 11: Change in Control" and "Item 12: Certain Relationships and Related Transactions, below). This means that Coyote Oil is the accounting survivor and the results of operations presented in this annual report are the historical financial statements of Coyote Oil, rather than Suncrest Global. However, our year end will remain as June 30.

     We are a development stage company and have suffered losses since our inception. As a result of the acquisition of Coyote Oil, we acquired property and a mini refinery valued at approximately $464,230. At June 30, 2003, we had cash of $25,225 and restricted cash of $15,000 and our total current assets were $504,455. Our total current liabilities increased from $28,000 for the quarter ended March 31, 2003, to $236,481 at June 30, 2003. The total current liabilities are primarily notes payable to third parties of $161,697.

     Our auditors have expressed doubt that we can continue as a going concern if we do not obtain financing. Management intends to complete the restoration and clean up of the mini refinery and begin operations as soon as practicable. Management believes the revenues generated from the mini refinery will provide funds for our operations in the short term. For the long term we may rely on loans or advances from related parties. We may repay these loans, costs of services and advancements with cash, if available, or we may convert them into common stock.

     Additional capital may be provided by private placements of our common stock. We expect that any private placement of stock will be issued pursuant to exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.

                   ITEM 7: FINANCIAL STATEMENTS

     We have included the consolidated financial statements for Suncrest Global for the fiscal year ended June 30, 2003 and the related statements of operations, stockholders equity and cash flows for the six months ended June 30, 2003 and the years ended December 2002 and 2001.

Coyote Oil Financial Statements and Pro Forma Financial Information

     In lieu of filing a separate amendment to the Current Report on Form 8-K, dated June 9, 2003, and filed on June 16, 2003, we have attached the financial information required by Item 7 of that form with this annual report. We have included Coyote Oil's audited balance sheet for the year ended December 31, 2002 and 2001. The statements of operations, stockholders' equity and cash flows include the year periods ended December 31,

2002 and 2001 and from inception in July 1996.

     We have also attached unaudited pro forma financial statements prepared by Suncrest Global and Coyote Oil which give effect to the acquisition of Coyote Oil. The pro forma financial statements record the transaction as a reverse acquisition, with Coyote Oil as the accounting survivor. The following unaudited pro forma balance sheet and statements of operations are computed assuming the transaction was consummated as of December 31, 2002.

     The pro forma adjustments include assumptions and preliminary estimates and are subject to change. These pro forma statements may not be indicative of the results that actually would have occurred if the acquisition had been in effect on the dates indicated, and may not be indicative of financial results that may be obtained in the future. These pro forma financial statements should be read in conjunction with the accompanying notes and with the historical financial information about Coyote Oil included in this report.

                   Suncrest Global Energy Corp.
               (Formerly Galaxy Specialties, Inc.)
                  (A Development Stage Company)
                Consolidated Financial Statements
                          June 30, 2003

                         C O N T E N T S



         Independent Auditors' Report . . . . . . . . . . . . . . 3

         Consolidated Balance Sheet. . . . . . . . . . . . . . .  4

         Consolidated Statement of Operations . . . . . . . . . . 5

         Consolidated Statement of Stockholders' Equity . . . . . 6

         Consolidated Statement of Cash Flows . . . . . . . . . . 7

         Notes to the Consolidated Financial Statements. . . . .  8

                      CHISHOLM & ASSOCIATES
A Professional          Certified Public Accountants    Office (801)292-8756
Corporation                    P.O. Box 540216             Fax (801) 292-8809
                   North Salt Lake, Utah 84054
_____________________________________________________________________________





                   INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Suncrest Global Energy Corp.
Salt Lake City, UT

We have audited the accompanying consolidated balance sheet of Suncrest Global Energy Corp. (formerly Galaxy Specialties, Inc.),(a development stage company) as of June 30, 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for the six months then ended and the years ended December 2002 and 2001 and from inception on July 9, 1996 thru June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Suncrest Global Energy Corp. (formerly Galaxy Specialties, Inc.),(a development stage company) as of June 30, 2003 and the results of its operations and its consolidated cash flows for the six months ended and the years ended December 31, 2002 and 2001 and from inception on July 9, 1996 thru December 31, 2002 in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company is in the development stage and has no operations; therefore, it is dependent upon financing to continue operations which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Chisholm & Associates

Chisholm & Associates
North Salt Lake, Utah
September 5, 2003

                   Suncrest Global Energy Corp.
               (Formerly Galaxy Specialties, Inc.)
                  (A Development Stage Company)
                    Consolidated Balance Sheet



                              ASSETS


                                                                June 30,
                                                                 2003
                                                             -------------
Current Assets

  Cash                                                       $     25,225
  Restricted Cash                                                  15,000
                                                             -------------

    Total Current Assets                                           40,225

  Property, Plant and Equipment, Net                              464,230
                                                             -------------

    Total Assets                                             $    504,455
                                                             =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                                           $     44,113
  Accrued Expenses                                                 30,671
  Notes Payable                                                   161,697
                                                             -------------

    Total Current Liabilities                                     236,481
                                                             -------------

    Total Liabilities                                             236,481
                                                             -------------
Stockholders' Equity
  Preferred Stock, Authorized  5,000,000 Shares, $.01
   Par Value, Issued and Outstanding 0 Shares                           -
  Common Stock, Authorized 70,000,000 Shares, $.001
   Par Value, Issued and Outstanding 38,050,000 Shares             38,050
  Additional Paid in Capital                                      452,380
  Deficit Accumulated During the Development Stage               (222,456)
                                                             -------------

Total Stockholders' Equity                                        267,974
                                                             -------------

    Total Liabilities and Stockholders' Equity               $    504,455
                                                             =============



The accompanying notes are an integral part of these financial statements.






                        Suncrest Global Energy Corp.
                     (Formerly Galaxy Specialties, Inc.)
                        (A Development Stage Company)
                    Consolidated Statements of Operations


                                              For the Six                                   From
                                              Months Ended    For the Year Ended          Inception
                                                June 30,          December 31,         On July 9, 1996
                                             ------------  ---------------------------    Through
                                                  2003        2002            2001     June 30, 2003
                                             ------------- ------------- ------------- -------------

Revenues                                     $          -  $          -  $          -  $          -

Cost of Sales                                           -             -             -             -
                                             ------------- ------------- ------------- -------------

Gross Profit (Loss)                                     -             -             -             -
                                             ------------- ------------- ------------- -------------

Operating Expenses
  General & Administrative                          2,602        20,398        17,319       191,185
                                             ------------- ------------- ------------- -------------

    Total Operating Expenses                        2,602        20,398        17,319       191,185
                                             ------------- ------------- ------------- -------------

Net Operating Income (Loss)                        (2,602)      (20,398)      (17,319)     (191,185)
                                             ------------- ------------- ------------- -------------

Income (Loss) Before Income Taxes                  (2,602)      (20,398)      (17,319)     (191,185)

Other Income (Expense)
  Interest Expense                                 (7,114)      (12,146)       (7,530)      (30,571)
                                             ------------- ------------- ------------- -------------

    Total Other Income (Expense)                   (7,114)      (12,146)       (7,530)      (30,571)

Income Tax Expense                                   (100)         (100)         (100)         (700)
                                             ------------- ------------- ------------- -------------

Net Income (Loss)                            $     (9,816) $    (32,644) $    (24,949) $   (222,456)
                                             ============= ============= ============= =============

Net Income (Loss) Per Share                  $      (0.00) $      (0.00) $      (0.00) $      (0.02)
                                             ============= ============= ============= =============

Weighted Average Shares Outstanding             23,007,000    20,000,000    20,000,000    12,215,384
                                             ============= ============= ============= =============




 The accompanying notes are an integral part of these financial statements.

                                      5



                           Suncrest Global Energy Corp.
                        (Formerly Galaxy Specialties, Inc.)
                           (A Development Stage Company)
             Consolidated Statements of Stockholders' Equity (Deficit)



                                                                                                  Deficit
                                                                                                Accumulated
                                                                                   Additional    During the
                                   Preferred Stock           Common Stock            Paid-in    Development
                                  Shares     Amount        Shares     Amount         Capital       Stage
                              ----------- ----------- ------------ ------------- ------------- -------------
Balance at Inception
 on July 9, 1996                       -  $        -            -  $          -  $          -  $          -

July 1996 - stock issued for
 cash at $.001 per share               -           -    6,800,000         6,800             -             -

Net loss for the year ended
  December 31, 1996                    -           -            -             -             -             -
                              ----------- ----------- ------------ ------------- ------------- -------------

Balance at December 31, 1996           -           -    6,800,000         6,800             -             -

Net loss for the year ended
  December 31, 1997                    -           -            -             -             -       (35,986)
                              ----------- ----------- ------------ ------------- ------------- -------------

Balance at December 31, 1997           -           -    6,800,000         6,800             -       (35,986)

Net loss for the year ended
  December 31, 1998                    -           -            -             -             -        (9,624)
                              ----------- ----------- ------------ ------------- ------------- -------------

Balance at December 31, 1998           -           -    6,800,000         6,800             -       (45,610)

March 1999 - Assets
 contributed by shareholder            -           -            -             -       498,430             -

Net loss for the year ended
  December 31, 1999                    -           -            -             -             -       (14,754)
                              ----------- ----------- ------------ ------------- ------------- -------------

Balance at December 31, 1999           -           -    6,800,000         6,800       498,430       (60,364)

May 2000 - Stock issued for
 notes payable at $.001
 per share                             -           -   13,200,000        13,200             -             -

Net loss for the year ended
  December 31, 2000                    -           -            -             -             -       (94,683)
                              ----------- ----------- ------------ ------------- ------------- -------------

Balance at December 31, 2000           -           -   20,000,000        20,000       498,430      (155,047)

Net loss for the year ended
  December 31, 2001                    -           -            -             -             -       (24,949)
                              ----------- ----------- ------------ ------------- ------------- -------------

Balance at December 31, 2001           -           -   20,000,000        20,000       498,430      (179,996)

Net income (loss) for the
  year ended December 31, 2002         -           -            -             -             -       (32,644)
                              ----------- ----------- ------------ ------------- ------------- -------------

Balance at December 31, 2002           -           -   20,000,000        20,000       498,430      (212,640)

June 2003 - Reverse
  acquisition adjustment               -           -   18,050,000        18,050       (46,050)            -

Net income (loss) for the six
 months ended  June 30, 2003           -           -            -             -             -        (9,816)
                              ----------- ----------- ------------ ------------- ------------- -------------

Balance at June 30, 2003               -  $        -   38,050,000  $     38,050  $    452,380  $   (222,456)
                              =========== =========== ============ ============= ============= =============




    The accompanying notes are an integral part of these financial statements.

                                         6


                           Suncrest Global Energy Corp.
                        (Formerly Galaxy Specialties, Inc.)
                           (A Development Stage Company)
                       Consolidated Statements of Cash Flows




                                                                                             From
                                                    For the Six       For the Year Ended     Inception
                                                    Months Ended         December 31,        On July 9, 1996
                                                      June 30,   --------------------------- Through
                                                        2003          2002         2001      June 30, 2003
                                                   ------------- ------------- ------------- -------------

Cash Flows from Operating Activities:
  Net Income (Loss)                                $     (9,816) $    (32,644) $    (24,949) $   (222,456)
  Adjustments to Reconcile Net Loss
    to Net Cash Provided by Operations:
  Change in Operating Assets and Liabilities:
    (Increase) Decrease in:
    Accounts Receivable                                       -             -             -             -
    Inventory                                                 -             -             -             -
    Increase (Decrease) in:
    Accounts Payable & Accrued Expenses                   7,125        27,132        (2,940)       46,783
                                                   ------------- ------------- ------------- -------------

  Net Cash Provided(Used) by Operating Activities        (2,691)       (5,512)      (27,889)     (175,673)
                                                   ------------- ------------- ------------- -------------

  Net Cash Provided (Used) by Investing Activities            -             -             -             -
                                                   ------------- ------------- ------------- -------------
Cash Flows from Financing Activities:
  Proceeds from Issuance of Common Stock                      -             -             -         6,800
  Proceeds from Notes Payable                            25,000        55,000        30,000       254,098
  Principal Payments on Notes Payable                   (35,000)            -             -       (45,000)
                                                   ------------- ------------- ------------- -------------

  Net Cash Provided (Used) by Financing Activities      (10,000)       55,000        30,000       215,898
                                                   ------------- ------------- ------------- -------------

Increase (Decrease) in Cash                             (12,691)       49,488         2,111        40,225

Cash and Cash Equivalents at Beginning of Period         52,916         3,428         1,317             -
                                                   ------------- ------------- ------------- -------------

Cash and Cash Equivalents at End of Period         $     40,225  $     52,916  $      3,428  $     40,225
                                                   ============= ============= ============= =============
Cash Paid For:
  Interest                                         $          -  $          -  $          -  $          -
                                                   ============= ============= ============= =============
  Income Taxes                                     $        100  $        100  $        100  $        700
                                                   ============= ============= ============= =============
Non-Cash Investing and Financing Activities:
Assets Contributed by Shareholder                  $          -  $          -  $          -  $    498,430
                                                   ============= ============= ============= =============
Stock Issued for Notes Payable                     $          -  $          -  $          -  $     13,200
                                                   ============= ============= ============= =============








    The accompanying notes are an integral part of these financial statements.

                                         7

                   Suncrest Global Energy Corp.
               (Formerly Galaxy Specialties, Inc.)
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                          June 30, 2003

NOTE 1 - Summary of Significant Accounting Policies

     a.  Organization

         Suncrest Global Energy Corp. (the Company), (formerly Galaxy Specialties, Inc.), a Nevada Corporation, was incorporated on May 22, 2000. The Company is currently in the development stage as defined in Financial Accounting Standards Board No. 7. It is concentrating all of its efforts on restoring its mini oil refinery located in Green River, UT. which was acquired in the acquisition of Coyote Oil Company, Inc. See below for the details of the acquisition.

         On June 5, 2000, the Company merged with Hystar Aerospace Marketing Corporation of Montana, Inc. (Hystar). Hystar's business plan was to lease, sell and market certain technology. The technology proved to be prohibitive and further activity ceased. Hystar never commenced operations.

         On June 10, 2003, Galaxy Specialties, Inc. (Galaxy) entered into a share exchange agreement with Coyote Oil Company, Inc. (Coyote), a private Nevada corporation. Pursuant to the agreement, Galaxy exchanged 20,000,000 shares of common stock for all of the outstanding common stock of Coyote and changed its name to Suncrest Global Energy Corp. The management of Galaxy resigned and was replaced by the management of Coyote. The acquisition has been recorded as a reverse acquisition whereby Coyote is the accounting survivor and the Company is the legal survivor; therefore, the historical financial statements presented are those of Coyote.

     b.  Accounting Method

         The Company recognizes income and expense on the accrual basis of accounting.

     c.  Cash and Cash Equivalents

         The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

     d.  Property, Plant and Equipment

         Property, Plant and Equipment consists of the following at June
30,2003:

         Property and Plant                              $     464,230
         Accumulated Depreciation                                    -
                                                         --------------
         Total Property, Plant and Equipment             $     464,230
                                                         ==============

         The provision for depreciation is calculated using the straight-line
method over the estimated     useful lives of the assets.  Since the assets
have not been placed in service as of June 30, 2003, no depreciation expense has been recognized for the six months ended June 30, 2003 and for the years ended December 31, 2002 and 2001 and from inception on July 9, 1996 thru June 30, 2003.

                   Suncrest Global Energy Corp.
               (Formerly Galaxy Specialties, Inc.)
                  (A Development Stage Company)
                Notes to the Financial Statements
                          June 30, 2003

NOTE 1 - Summary of Significant Accounting Policies (Continued)

     d.  Property, Plant and Equipment (Continued)

         In accordance with Financial Accounting Standards Board Statement No. 144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. As of June 30, 2003, no impairments have been recognized.

     e.  Provision for Income Taxes

         No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $222,456 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2016.

         Deferred tax assets and the valuation account is as follows at June 30, 2003:

     Deferred tax asset:
        NOL carryforward                    $       33,400
        Valuation allowance                        (33,400)
                                            ---------------
     Total                                  $            -
                                            ===============

     f.  Earnings (Loss) Per Share

         The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Fully dilutive earnings per share has not been presented because it equals primary earnings per share
                                                                      From
                                                                  Inception on
                            For the Six    For the     For the    July 9, 1996
                           Months Ended  Year Ended   Year Ended      Thru
                             June 30,   December 31, December 31,   June 30,
                               2003         2002         2001         2003
                           ------------ ------------ ------------ ------------


Income(Loss) Numerator     $    (9,816) $   (32,644) $   (24,949) $  (222,456)
Shares (Denominator)        23,007,000   20,000,000   20,000,000   12,215,384
                           ------------ ------------ ------------ ------------
Per Share Amount           $     (0.00) $     (0.00) $     (0.00) $    (0.003)
                           ============ ============ ============ ============

                   Suncrest Global Energy Corp.
                Formerly Galaxy Specialties, Inc.)
                  (A Development Stage Company)
                Notes to the Financial Statements
                          June 30, 2003

NOTE 1 - Summary of Significant Accounting Policies (Continued)

     g.  Preferred Stock

         Each share of preferred stock is convertible into 10 shares of common stock.

     h.  Use of Estimates in the Preparation of Financial Statements

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and expenses during the reporting period. In these financial statements, assets, liabilities and expenses involve extensive reliance on management's estimates. Actual results could differ from those estimates.

     i.  Financial Instruments

         The recorded amounts for financial instruments, including cash equivalents, receivables, investments, accounts payable and accrued expenses, and long-term debt approximate their market values as of June 30, 2003. The Company has no investments in derivative financial instruments.

NOTE 2 - Going Concern

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and has no operations and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to begin the oil refinery operations as soon as possible in order to generate sufficient working capital.

NOTE 3 - Commitments and Contingencies

         The land and mini oil refinery transferred to the Company in 1999 was purchased through a sheriff's sale in Green River, UT. Due to this, the Company has had some difficulties in making the final transfer of title to these assets. As of the report date, management is continuing their efforts to secure title to these assets.

         The land and mini oil refinery transferred in 1999 by the shareholder to the Company was required to be cleaned up in order to meet the requirements of the Utah Department of Environmental Quality. In November 2002, management entered into a contract for $42,000 for tank cleaning which is the final phase of the clean up. These services were completed in July 2003 and paid for in September 2003. Since the Company was not liable under the contract until the services were completed, these financial statements do not include any adjustments for the liability. As of the report date, management estimates the remaining cost to complete the clean up to be approximately $1,000.

                   Suncrest Global Energy Corp.
               (Formerly Galaxy Specialties, Inc.)
                  (A Development Stage Company)
                Notes to the Financial Statements
                          June 30, 2003

NOTE 4 - Notes Payable

     Notes Payable is detailed as follows at June 30, 2003:

         Notes payable to an individual, bears interest
         at 10%, unsecured,  payable upon demand                $    20,000

         Notes payable to a company, matures December
         2003, bears  interest at 10%, principal due at
         maturity, secured by oil refinery, convertible
         into common stock at a rate established by the
         Board                                                      141,697
                                                                ------------

         Total Notes Payable                                    $   161,697
                                                                ============

                     Coyote Oil Company, Inc.
                  (A Development Stage Company)
                       Financial Statements
                    December 31, 2002 and 2001

                         C O N T E N T S



      Independent Auditors' Report . . . . . . . . . . . .  3

      Balance Sheet . . . . . . . . . . . . . . . . . . . . 4

      Statement of Operations  . . . . . . . . . . . . . .  5

      Statement of Stockholders' Equity  . . . . . . . . .  6

      Statement of Cash Flows . . . . . . . . . . . . . .   7

      Notes to the Financial Statements . . .  . . . . . .  8

                      CHISHOLM & ASSOCIATES
A Professional          Certified Public Accountants    Office (801)292-8756
Corporation                    P.O. Box 540216             Fax (801) 292-8809
                   North Salt Lake, Utah 84054
_____________________________________________________________________________






                   INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Coyote Oil Company, Inc.
Salt Lake City, UT

We have audited the accompanying balance sheets of Coyote Oil Company, Inc.(a development stage company) as of December 31, 2002 and 2001 and the related statements of operations, stockholders' equity and cash flows for the years then ended and from inception on July 9, 1996 thru December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coyote Oil Company, Inc.(a development stage company) as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended and from inception on July 9, 1996 thru December 31, 2002 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company is in the development stage and has no operations; therefore, it is dependent upon financing to continue operations which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Chisholm & Associates

Chisholm & Associates
North Salt Lake, Utah
September 5, 2003

                     Coyote Oil Company, Inc.
                  (A Development Stage Company)
                          Balance Sheets



                              ASSETS

                                                           December 31,
                                                        2002         2001
                                                   ------------- -------------
Current Assets
  Cash                                             $     52,916  $      3,428
                                                   ------------- -------------

    Total Current Assets                                 52,916         3,428


Property, Plant and Equipment, Net                      464,230       464,230
                                                   ------------- -------------

    Total Assets                                   $    517,146  $    467,658
                                                   ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                                 $     16,202  $      1,216
  Accrued Expenses                                       23,457        11,311
  Notes Payable                                         171,697       116,697
                                                   ------------- -------------

    Total Current Liabilities                           211,356       129,224
                                                   ------------- -------------

    Total Liabilities                                   211,356       129,224
                                                   ------------- -------------
Stockholders' Equity
  Common Stock, Authorized 20,000,000 Shares,
    $.001 Par Value, Issued and Outstanding
    10,000,000 Shares                                    10,000        10,000
  Additional Paid in Capital                            508,430       508,430
  Deficit Accumulated During the Development Stage     (212,640)     (179,996)
                                                   ------------- -------------

Total Stockholders' Equity                              305,790       338,434
                                                   ------------- -------------

    Total Liabilities and Stockholders' Equity     $    517,146  $    467,658
                                                   ============= =============





The accompanying notes are an integral part of these financial statements.

                     Coyote Oil Company, Inc.
                  (A Development Stage Company)
                     Statements of Operations


                                     For the Year Ended       From Inception
                                        December 31,          On July 9, 1996
                                ----------------------------      Through
                                    2002             2001    December 31, 2002
                                ------------- -------------- -----------------

Revenues                        $          -  $           -  $           -

Cost of Sales                              -              -              -
                                ------------- -------------- --------------

Gross Profit (Loss)                        -              -              -
                                ------------- -------------- --------------
Operating Expenses
  General & Administrative            20,398         17,319        188,583
                                ------------- -------------- --------------

    Total Operating Expenses          20,398         17,319        188,583
                                ------------- -------------- --------------

Net Operating Income (Loss)          (20,398)       (17,319)      (188,583)
                                ------------- -------------- --------------
Other Income (Expense)
  Interest Expense                   (12,146)        (7,530)       (23,457)
                                ------------- -------------- --------------

Total Other Income (Expense)         (12,146)        (7,530)       (23,457)
                                ------------- -------------- --------------

Income (Loss) Before Income Taxes    (32,544)       (24,849)      (212,040)

Income Tax Expense                      (100)          (100)          (600)
                                ------------- -------------- --------------

Net Income (Loss)               $    (32,644) $     (24,949) $    (212,640)
                                ============= ============== ==============

Net Income (Loss) Per Share     $      (0.00) $       (0.00) $       (0.03)
                                ============= ============== ==============
Weighted Average
 Shares Outstanding               10,000,000     10,000,000      6,107,692
                                ============= ============== ==============








The accompanying notes are an integral part of these financial statements.

                     Coyote Oil Company, Inc.
                  (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit)

                                                                 Deficit
                                                                 Accumulated
                               Common Stock         Additional   During the
                         -------------------------   Paid-in     Development
                             Shares       Amount     Capital     Stage
                         ------------- ----------- ------------- -------------
Balance at Inception
 on July 9, 1996                    -  $        -  $          -  $          -

July 1996 - stock
 issued for cash at
 $.002 per share            3,400,000       3,400         3,400             -

Net loss for the year
 ended December 31, 1996            -           -             -             -
                         ------------- ----------- ------------- -------------
Balance at
 December 31, 1996          3,400,000       3,400         3,400             -

Net loss for the year
 ended December 31, 1997            -           -             -       (35,986)
                         ------------- ----------- ------------- -------------
Balance at
 December 31, 1997          3,400,000       3,400         3,400       (35,986)

Net loss for the year
 ended December 31, 1998            -           -             -        (9,624)
                         ------------- ----------- ------------- -------------
Balance at
 December 31, 1998          3,400,000       3,400         3,400       (45,610)

March 1999 - Assets
 contributed by shareholder         -           -       498,430             -

Net loss for the year
 ended December 31, 1999            -           -             -       (14,754)
                         ------------- ----------- ------------- -------------
Balance at
 December 31, 1999          3,400,000       3,400       501,830       (60,364)

May 2000 - Stock issued
 for notes payable at
 $.002 per share            6,600,000       6,600         6,600             -

Net loss for the year
 ended December 31, 2000            -           -             -       (94,683)
                         ------------- ----------- ------------- -------------
Balance at
 December 31, 2000         10,000,000      10,000       508,430      (155,047)

Net loss for the year
 ended December 31, 2001            -           -             -       (24,949)
                         ------------- ----------- ------------- -------------
Balance at
 December 31, 2001         10,000,000      10,000       508,430      (179,996)

Net income (loss)
 for the year ended
  December 31, 2002                 -           -             -       (32,644)
                         ------------- ----------- ------------- -------------
Balance at
 December 31, 2002         10,000,000  $   10,000  $    508,430  $   (212,640)
                         ============= =========== ============= =============


The accompanying notes are an integral part of these financial statements.


                        Coyote Oil Company, Inc.
                      (A Development Stage Company)
                        Statements of Cash Flows

                                                      For the Year Ended       From Inception
                                                        December 31,           On July 9, 1996
                                                 ----------------------------      Through
                                                     2002             2001    December 31, 2002
                                                 ------------- -------------- -----------------
Cash Flows from Operating Activities:
  Net Income (Loss)                              $    (32,644) $     (24,949) $   (212,640)
  Adjustments to Reconcile Net Loss to Net Cash
    Provided by Operations:
  Change in Operating Assets and Liabilities:
     (Increase) Decrease in:
     Accounts Receivable                                    -              -             -
     Inventory                                              -              -             -
     Increase (Decrease) in:
     Accounts Payable and Accrued Expenses             27,132         (2,940)       39,659
                                                 ------------- -------------- -------------

  Net Cash Provided(Used) by Operating Activities      (5,512)       (27,889)     (172,981)
                                                 ------------- -------------- -------------

  Net Cash Provided (Used) by Investing Activities          -              -             -
                                                 ------------- -------------- -------------
Cash Flows from Financing Activities:
  Proceeds from Issuance of Common Stock                    -              -         6,800
  Proceeds from Notes Payable                          55,000         30,000       229,097
  Principal Payments on Notes Payable                       -              -       (10,000)
                                                 ------------- -------------- -------------

  Net Cash Provided (Used) by Financing Activities     55,000         30,000       225,897
                                                 ------------- -------------- -------------

Increase (Decrease) in Cash                            49,488          2,111        52,916

Cash and Cash Equivalents at Beginning of Period        3,428          1,317             -
                                                 ------------- -------------- -------------

Cash and Cash Equivalents at End of Period       $     52,916  $       3,428  $     52,916
                                                 ============= ============== =============
Cash Paid For:
  Interest                                       $          -  $           -  $          -
                                                 ============= ============== =============
  Income Taxes                                   $        100  $         100  $        600
                                                 ============= ============== =============
Non-Cash Investing and Financing Activities:
  Assets Contributed by Shareholder              $          -  $           -  $    498,430
                                                 ============= ============== =============
  Stock Issued for Notes Payable                 $          -  $           -  $     13,200
                                                 ============= ============== =============

The accompanying notes are an integral part of these financial statements




                     Coyote Oil Company, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2002 and 2001

NOTE 1 - Summary of Significant Accounting Policies

     a.  Organization

         Coyote Oil Company, Inc. (the Company), was organized under the laws of the state of Nevada in July 9, 1996. The Company is in the development stage as defined in Financial Accounting Standards Board No. 7. It is concentrating all of its efforts on restoring its mini oil refinery located in Green River, UT.

     b.  Accounting Method

         The Company recognizes income and expense on the accrual basis of accounting.

     c.  Cash and Cash Equivalents

         The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

     d.  Property, Plant and Equipment

         Property, Plant and Equipment consists of the following at December 31, 2002 and 2001:
                                                      2002          2001
                                                  ------------- -------------
         Property and Plant                       $    464,230  $    464,230
         Accumulated Depreciation                            -             -
                                                  ------------- -------------
         Total Property, Plant and Equipment      $    464,230  $    464,230
                                                  ============= =============

         The provision for depreciation is calculated using the straight-line
method over the estimated     useful lives of the assets.  Since the assets
have not been placed in service as of December 31, 2002, no depreciation expense has been recognized for the years ended December 31, 2002 and 2001 and from inception on July 9, 1996 thru December 31, 2002.

         In accordance with Financial Accounting Standards Board Statement No. 144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. As of December 31, 2002, no impairments have been recognized.

     e.  Provision for Income Taxes

         No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $212,640 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2016.

         Deferred tax assets and the valuation account is as follows at December 31, 2002 and 2001:

                                                      2002          2001
                                                ------------- -------------
     Deferred tax asset:
        NOL carrryforward                       $     31,896  $     27,000
        Valuation allowance                          (31,896)      (27,000)
                                                ------------- -------------
     Total                                      $          -  $          -
                                                ============= =============

                     Coyote Oil Company, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2002 and 2001

NOTE 1 - Summary of Significant Accounting Policies (Continued)

     f.  Earnings (Loss) Per Share

         The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Fully dilutive earnings per share has not been presented because it equals primary earnings per share.


                                                             From
                                                             Inception
                                     For the Years Ended     on July 9,1996
                                        December 31,         thru December 31,
                                      2002          2001     2002
                                ------------- -------------- -------------
     Income (Loss) Numerator    $    (32,644) $     (24,949) $   (212,640)
     Shares (Denominator)         10,000,000     10,000,000     6,107,692
                                ------------- -------------- -------------
     Per Share Amount           $      (0.00) $       (0.00) $      (0.03)
                                ============= ============== =============


     g.  Use of Estimates in the Preparation of Financial Statements

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and expenses during the reporting period. In these financial statements, assets, liabilities and expenses involve extensive reliance on management's estimates. Actual results could differ from those estimates.

     h.  Financial Instruments

         The recorded amounts for financial instruments, including cash equivalents, receivables, investments, accounts payable and accrued expenses, and long-term debt approximate their market values as of December 31, 2002 and 2001. The Company has no investments in derivative financial instruments.

NOTE 2 - Going Concern

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and has no operations and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to begin the oil refinery operations as soon as possible in order to generate sufficient working capital.

NOTE 3 - Commitments and Contingencies

         The land and mini oil refinery transferred to the Company in 1999 was purchased through a sheriff's sale in Green River, UT. Due to this, the Company has had some difficulties in making the final transfer of title to these assets. As of the report date, management is continuing their efforts to secure title to these assets.

         The land and mini oil refinery transferred in 1999 by the shareholder to the Company was required to be cleaned up in order to meet the requirements of the Utah Department of

                     Coyote Oil Company, Inc.
                  (A Development Stage Company)
                Notes to the Financial Statements
                    December 31, 2002 and 2001

NOTE 3 - Commitments and Contingencies (Continued)

     Environmental Quality. In November 2002, management entered into a contract for $42,000 for tank cleaning which is the final phase of the clean up. These services were completed in July 2003 and paid for in September 2003. Since the Company was not liable under the contract until the services were completed, these financial statements do not include any adjustments for the liability. As of the report date, management estimates the remaining cost to complete the clean up to be approximately $1,000.

NOTE 4 - Notes Payable

     Notes Payable is detailed as follows at December 31, 2002 and 2001:


                                                          December 31,
                                                       2002          2001
                                                  ------------- -------------
     Notes payable to a company, matures December
     2003, bears interest at 10%, principal due
     at maturity, secured by oil refinery,
     convertible in common stock at a rate
     established by the Board                          171,697       116,697
                                                  ------------- -------------

         Total Notes Payable                           171,697       116,697
                                                  ------------- -------------

NOTE 5 - Subsequent Event

     On June 10, 2003, the Company entered into a share exchange agreement with Suncrest Global Energy Corp. (Suncrest), a public company. Pursuant to the agreement, the Company exchanged all of its outstanding shares of common stock for 20,000,000 shares of common stock of Suncrest. The management of Suncrest resigned and was replaced by the management of the Company. The acquisition has been recorded as a reverse acquisition whereby the Company is the accounting survivor and Suncrest is the legal survivor.

                   Suncrest Global Energy Corp.
               (Formerly Galaxy Specialties, Inc.)
                  (A Development Stage Company)

                            PROFORMA
                           CONSOLIDATED
                       FINANCIAL STATEMENTS


                          June 30, 2003


                           Suncrest Global Energy Corp.
                        (Formerly Galaxy Specialties, Inc.)
                           (A Development Stage Company)
                        Proforma Consolidated Balance Sheet



                                    Coyote Oil      Suncrest Global                         Proforma
                                    Company, Inc.   Energy Corp.           Proforma         Consolidated
                                    Balance         Balance               Adjustments       Balance
                                    06/30/03        06/30/03            DR           CR     06/30/03
                                    --------------- -------------- ------------ ----------- -------------
                                    (unaudited)     (unaudited)                             (unaudited)
                 Assets

Current Assets
  Cash and Cash Equivalents         $       40,224              -                           $     40,224
                                    --------------- --------------                          -------------

  Total Current Assets                      40,224              -                                 40,224
                                    --------------- --------------                          -------------

  Property, Plant and Equipment, Net       464,230              -                                464,230
                                    --------------- --------------                          -------------

  Total Assets                      $      504,454  $           -                           $    504,454
                                    =============== ==============                          =============


      Liabilities and Stockholders' Equity

Current Liabilities
  Accounts Payable &
   Accrued Expenses                 $       46,783  $      28,000                           $     74,783
  Notes Payable                            161,697              -                                161,697
                                    --------------- --------------                          -------------

  Total Current Liabilities                208,480         28,000                                236,480
                                    --------------- --------------                          -------------
Stockholders' Equity
  Common Stock, Authorized
    70,000,000 Shares, Par Value
    $.001, 38,050,000 Shares
    Issued and Outstanding                  10,000         38,050       10,000                    38,050
  Additional Paid in Capital               508,430            (50)      56,000                   452,380
  Retained Earnings (Deficit)             (222,456)       (66,000)                  66,000      (222,456)
                                    --------------- --------------                          -------------

  Total Stockholders Equity                295,974        (28,000)                               267,974
                                    --------------- --------------                          -------------
  Total Liabilities and
   Stockholders Equity              $      504,454  $           -                           $    504,454
                                    =============== ==============                          =============





                           Suncrest Global Energy Corp.
                        (Formerly Galaxy Specialties, Inc.)
                           (A Development Stage Company)
                         Proforma Statement of Operations


                               Coyote Oil      Suncrest Global
                               Company, Inc.   Energy Corp.                             Proforma
                               For January 1,  For January 1,                           Consolidated
                               2003 through    2003 through           Proforma          Balance
                               June 30,        June 30,              Adjustments        June 30,
                               2003            2003                DR            CR     2003
                               --------------- -------------- ------------ ------------ ---------------
                               (unaudited)     (unaudited)                              (unaudited)

Revenues                        $           -  $           -                            $            -
                               --------------- --------------                           ---------------

Cost of Goods Sold                          -              -                                         -
                               --------------- --------------                           ---------------

Gross Profit (Loss)                         -              -                                         -
                               --------------- --------------                           ---------------

Operating Expenses
Selling, General & Administrative       2,602              -                                     2,602
                               --------------- --------------                           ---------------

Total Operating Expenses                2,602              -                                     2,602
                               --------------- --------------                           ---------------

Income (Loss) from Operations          (2,602)             -                                    (2,602)

Other Income (Expense)                 (7,214)             -                                    (7,214)
                               --------------- --------------                           ---------------

Net Income (Loss)              $       (9,816) $           -                            $       (9,816)
                               =============== ==============                           ===============








                   Suncrest Global Energy Corp.
               (Formerly Galaxy Specialties, Inc.)
                  (A Development Stage Company)
       Notes to Pro Forma Consolidated Financial Statements
                          June 30, 2003


NOTE 1 - Summary of Transaction

     On June 10, 2003, the Company completed an Agreement and Plan of Share Exchange between Suncrest Global Energy Corp. (formerly Galaxy Specialties, Inc.) a public Nevada corporation (Suncrest) (the Company) and Coyote Oil Company, Inc., a private Nevada corporation (Coyote). Pursuant to the plan, the Company issued 20,000,000 shares of common stock for all of the outstanding common stock of Coyote and changed its name to Suncrest Global Energy Corp. The reorganization was recorded as a reverse acquisition using the purchase method of accounting.

NOTE 2 - Management Assumptions

     The pro forma consolidated balance sheet and statements of operations assumes that the entities were together as of June 30, 2003.

     The pro forma consolidated balance sheet assumes the issuance of 20,000,000 shares of common stock and the elimination of the retained deficit of Suncrest.

     There are no proforma adjustments for the statement of operations.

                   Suncrest Global Energy Corp.
               (Formerly Galaxy Specialties, Inc.)
                  (A Development Stage Company)

                            PROFORMA
                           CONSOLIDATED
                       FINANCIAL STATEMENTS

                        December 31, 2002





                          Suncrest Global Energy Corp.
                       (Formerly Galaxy Specialties, Inc.)
                          (A Development Stage Company)
                       Proforma Consolidated Balance Sheet


                                    Coyote Oil      Suncrest Global                         Proforma
                                    Company, Inc.   Energy Corp.           Proforma         Consolidated
                                    Balance         Balance               Adjustments       Balance
                                    12/31/02        12/31/02            DR           CR     12/31/02
                                    --------------- -------------- ------------ ----------- -------------
                                    (unaudited)     (unaudited)                             (unaudited)

                 Assets

Current Assets
  Cash and Cash Equivalents         $       52,916  $           -                           $     52,916
                                    --------------- --------------                          -------------

  Total Current Assets                      52,916              -                                 52,916
                                    --------------- --------------                          -------------

  Property, Plant and Equipment, Net       464,230              -                                464,230
                                    --------------- --------------                          -------------

  Total Assets                      $      517,146  $           -                           $    517,146
                                    =============== ==============                          =============


            Liabilities and Stockholders' Equity

Current Liabilities
  Accounts Payable &
     Accrued Expenses               $       39,659  $      28,000                           $     67,659
  Notes Payable                            171,697              -                                171,697
                                    --------------- --------------                          -------------

  Total Current Liabilities                211,356         28,000                                239,356
                                    --------------- --------------                          -------------
Stockholders' Equity
  Common Stock, Authorized
    70,000,000 Shares, Par Value
    $.001, 38,050,000 Shares
    Issued and Outstanding                  10,000         18,050                   10,000        38,050
  Additional Paid in Capital               508,430         19,950       76,000                   452,380
  Retained Earnings (Deficit)             (212,640)       (66,000)                  66,000      (212,640)
                                    --------------- --------------                          -------------

  Total Stockholders Equity                305,790        (28,000)                               277,790
                                    --------------- --------------                          -------------
   Total Liabilities and
   Stockholders Equity              $      517,146  $           -                           $    517,146
                                    =============== ==============                          =============







                          Suncrest Global Energy Corp.
                       (Formerly Galaxy Specialties, Inc.)
                          (A Development Stage Company)
                        Proforma Statement of Operations



                               Coyote Oil      Suncrest Global
                               Company, Inc.   Energy Corp.                             Proforma
                               For January 1,  For January 1,                           Consolidated
                               2002 through    2002 through           Proforma          Balance
                               December 31,    December 31,          Adjustments        December 31,
                               2002            2002                DR            CR     2002
                               --------------- -------------- ------------ ------------ ---------------
                               (unaudited)     (unaudited)                              (unaudited)
Revenues                       $            -  $           -                            $            -
                               --------------- --------------                           ---------------

Cost of Goods Sold                          -              -                                         -
                               --------------- --------------                           ---------------

Gross Profit (Loss)                         -              -                                         -
                               --------------- --------------                           ---------------
Operating Expenses
Selling, General & Administrative      20,398         21,000                                    41,398
                               --------------- --------------                           ---------------

Total Operating Expenses               20,398         21,000                                    41,398
                               --------------- --------------                           ---------------

Income (Loss) from Operations         (20,398)       (21,000)                                  (41,398)

Other Income (Expense)                (12,246)             -                                   (12,246)
                               --------------- --------------                           ---------------

Net Income (Loss)              $      (32,644) $     (21,000)                           $      (53,644)
                               =============== ==============                           ===============















                   Suncrest Global Energy Corp.
               (Formerly Galaxy Specialties, Inc.)
                  (A Development Stage Company)
       Notes to Pro Forma Consolidated Financial Statements
                        December 31, 2002


NOTE 1 - Summary of Transaction

     On June 10, 2003, the Company completed an Agreement and Plan of Share Exchange between Suncrest Global Energy Corp. (formerly Galaxy Specialties, Inc.) a public Nevada corporation (Suncrest) (the Company) and Coyote Oil Company, Inc., a private Nevada corporation (Coyote). Pursuant to the plan, the Company issued 20,000,000 shares of common stock for all of the outstanding common stock of Coyote and changed its name to Suncrest Global Energy Corp. The reorganization was recorded as a reverse acquisition using the purchase method of accounting.

NOTE 2 - Management Assumptions

     The pro forma consolidated balance sheet and statements of operations assumes that the entities were together as of December 31, 2002.

     The pro forma consolidated balance sheet assumes the issuance of 20,000,000 shares of common stock and the elimination of the retained deficit of Suncrest.

     There are no proforma adjustments for the statement of operations.

      ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     As previously reported in our quarterly report on Form 10-QSB for the period ended September 30, 2001, we requested and received the resignation of our then independent auditors, Smith & Company, Certified Public Accountants, on October 30, 2001. We engaged Chisholm & Associates, Certified Public Accountants, as our independent auditors, on the same date.

                 ITEM 8A: CONTROLS AND PROCEDURES

     Our President, who is acts in the capacity of our principal executive and financial officer, caused disclosure controls and procedures to be designed and established to ensure that material information is made known to him in a timely manner by others within the company. Our President reevaluated the effectiveness of these disclosure controls and procedures as of the end of the period covered by this report and determined that there continued to be no significant deficiencies in these procedures.

     Also, our President evaluated the design and operation of our internal control over financial reporting which relates to our ability to record, process, summarize and report financial information. He did not find any significant deficiency or material weakness which would require changes to be made or corrective actions to be taken related to our internal control over financial reporting. Nor did he identify fraud that involved management or other employees who had a significant role in our internal control over financial reporting.

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

Name                 Age    Position Held                     Director Since
----                 ----   --------------                    ---------------
John W. Peters       51     President and Director             June 9, 2003
April L. Marino      29     Secretary/Treasurer and Director   June 5, 2000


     John W. Peters. Since July 1999 Mr. Peters has been the manager of Development Specialties, Inc. a property development and management company. Mr. Peters has been involved with Coyote Oil since its inception in 1996 and has served as President of that company since June 15, 2001. He is a director of Bingham Canyon Corporation, Earth Products and Technologies, Inc., Skinovation Pharmaceutical Incorporated and Cancer Capital Corp., reporting companies. Mr. Peters studied business administration at Long Beach Community College and California Polytechnic State University in San Louis Obispo, California

     April L. Marino. Ms. Marino is employed as a administrative assistant by First Equity Holdings Corp. She has been an employee of that company since December 1997. She is a director of Pinecrest Services, Inc. and Libra Alliance Corporation, which are blank check reporting companies.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities, to file with the Securities and

Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based upon review of the copies provided to us during the fiscal year ended June 30, 2002, and representations to us that no Forms 5 were required, we believe John W. Peters filed late a Form 3.

Code of Ethics

     Due to the fact that we have only two officers and directors and minimal operations, we have not adopted a Code of Ethics for our principal executive and financial officers. Our Board will revisit this issue in the future to determine if adoption of a Code of Ethics is appropriate. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

                 ITEM 10: EXECUTIVE COMPENSATION

     Our named executive officers have not received any cash compensation, bonuses, stock appreciation rights, long term compensation, stock awards or long-term incentive rights from us during the past three fiscal years. Mrs. Jeanne Ball and Mr. John W. Peters, who both acted in a capacity similar to Chief Executive Officer during the past fiscal year, did not receive any compensation during fiscal year 2003.

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

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table lists the beneficial ownership by our management and each person or group known by us to own beneficially more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 38,050,000 shares of common stock outstanding as of September 29, 2003.



                    CERTAIN BENEFICIAL OWNERS

Name and Address of                       Amount and nature        Percentage
Beneficial Owner         Title of class   of beneficial ownership  of class
------------------------ ---------------- ------------------------ ----------
VIP Worldnet, Inc.            Common       15,036,621 (1)             39.5%
154 E.  Ford Avenue
Salt Lake City, Utah 84115


     (1) VIP Worldnet, Inc. holds 15,000,000 shares and its directors and officers beneficially own the following shares of our common stock: Joanne Clinger, President, owns 28,597 shares and Wayne Reichman, Secretary, owns 8,024 shares.

                         MANAGEMENT

Name and Address of                      Amount and nature        Percentage
Beneficial Owner        Title of class   of beneficial ownership  of class
----------------------- ---------------- ------------------------ -----------

John W. Peters                  Common          7,500,178             19.7%
2554 West 4985 South
Taylorsville, UT 84118


April L. Marino                 Common                400        Less than 1%
3353 S. Main Street, #584
Salt Lake City, UT 84115

All directors and executive     Common          7,500,578             19.7%
officers as a group

     (2) Represents 7,500,000 common shares owned by Mr. Peters and 178 shares owned by his spouse.

Change in Control

     The share exchange agreement between Coyote Oil and Suncrest Global provided that Suncrest Global issue 2,000,000 shares of Suncrest Global preferred stock to the seven stockholders of Coyote Oil in exchange for 10,000,000 shares of Coyote Oil common stock. Subsequent to the signing of the agreement, the parties agreed that Suncrest Global would issue 20,000,000 common shares rather than preferred shares to the shareholders of Coyote Oil. Upon completion of the share exchange, the former Coyote Oil stockholders held 52.6% of the voting power of Suncrest Global, with Mr. John W. Peters, our President, holding 19.7% of the voting power. Accordingly, VIP Worldnet, Inc., our former parent corporation, now holds only 39.5% of the voting power.

     ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On June 9, 2003, our board of directors appointed John W. Peters as President of Suncrest Global. Mr. Peters had served as a director and president of Coyote Oil since June 15, 2001. As a shareholder of Coyote Oil, Mr. Peters also received 7,500,000 common shares of Suncrest Global, valued at approximately $194,250, in the share exchange between the companies.

            ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------
2.1 Agreement and Plan of Reorganization between Suncrest Global and Coyote Oil, dated June 10, 2003 (Incorporated by reference to exhibit
        2.1 of Form 8-K, as amended, filed June 16, 2003)
3.1     Restated Articles of Incorporation
3.2     Restated bylaws of Suncrest Global
31.1    Principal Executive Officer Certification
31.2    Principal Financial Officer Certification
32.1    Section 1350 Certification

Reports on Form 8-K

     On June 16, 2003, we filed a current report on Form 8-K, dated June 9, 2003, with Items 1, 2, 5 and 7, as amended. The current report disclosed amendments to our articles of incorporation and acquisition of Coyote Oil. Financial statements and pro forma for Coyote Oil are included with this annual report.

                            SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                      SUNCREST GLOBAL ENERGY CORP.


                                      /s/ John W. Peters
Date: October 15, 2003            By: _______________________________________
                                      John W. Peters
                                      President, Principal Executive and
                                      Financial Officer and Director


     In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




                                       /s/ April L. Marino
Date: October 15, 2003            By: ______________________________________
                                      April L. Marino, Secretary/Treasurer
                                      and Director