Form 10QSB
period 2003-09-30
SUNCREST GLOBAL ENERGY CORP
filed 2003-11-07
CIK 1122063

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2003

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

As of October 28, 2003 the Registrant had a total of 38,050,000 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements........................................... 3

Item 2:  Plan of Operations............................................. 8

Item 3:  Controls and Procedures ....................................... 8

                    PART II: OTHER INFORMATION

Item 2:  Changes in Securities and Use of Proceeds ..................... 9

Item 6:  Exhibits and Reports on Form 8-K .............................. 9

Signatures ............................................................. 9






                 _______________________________


                  PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

     The financial information set forth below with respect to our statements of operations for the three month period ended September 30, 2003 and 2002 are unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three month period ended September 30, 2003, are not necessarily indicative of results to be expected for any subsequent period.

                   Suncrest Global Energy Corp.
               (Formerly Galaxy Specialties, Inc.)

                  (A Development Stage Company)

                Consolidated Financial Statements

                        September 30, 2003

                   Suncrest Global Energy Corp.
               (Formerly Galaxy Specialties, Inc.)
                  (A Development Stage Company)
                    Consolidated Balance Sheet


                              ASSETS

                                                   September 30,   June 30,
                                                       2003         2003
                                                   ------------- -------------
                                                    (Unaudited)
Current Assets
  Cash                                             $     22,844  $     25,225
  Restricted Cash                                             -        15,000
                                                   ------------- -------------

    Total Current Assets                                 22,844        40,225

  Property, Plant and Equipment, Net                    464,230       464,230
                                                   ------------- -------------

    Total Assets                                   $    487,074  $    504,455
                                                   ============= =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                                 $     44,110  $     44,113
  Accrued Expenses                                       35,124        30,671
  Notes Payable                                         188,697       161,697
                                                   ------------- -------------

    Total Current Liabilities                           267,931       236,481
                                                   ------------- -------------

    Total Liabilities                                   267,931       236,481
                                                   ------------- -------------
Stockholders' Equity
  Preferred Stock, Authorized  5,000,000 Shares,
   $.01 Par Value,  Issued and Outstanding 0 Shares           -             -
  Common Stock, Authorized 70,000,000 Shares,
   $.001 Par Value, Issued and Outstanding
   38,050,000 Shares                                     38,050        38,050
  Additional Paid in Capital                            452,380       452,380
  Deficit Accumulated During the Development Stage     (271,287)     (222,456)
                                                   ------------- -------------

    Total Stockholders' Equity                          219,143       267,974
                                                   ------------- -------------

    Total Liabilities and Stockholders' Equity     $    487,074  $    504,455
                                                   ============= =============

                   Suncrest Global Energy Corp.
               (Formerly Galaxy Specialties, Inc.)
                  (A Development Stage Company)
              Consolidated Statements of Operations




                               For the Three  For the Three  From Inception
                               Months Ended   Months Ended   On July 9, 1996
                               September 30,  September 30,  Through
                               2003           2002           September 30,2003
                               -------------- -------------- -----------------
Revenues                       $           -  $           -  $           -

Cost of Sales                              -              -              -
                               -------------- -------------- -----------------

Gross Profit (Loss)                        -              -              -
                               -------------- -------------- -----------------
Operating Expenses
  General & Administrative            44,378          1,148        235,563
                               -------------- -------------- -----------------

    Total Operating Expenses          44,378          1,148        235,563
                               -------------- -------------- -----------------

Net Operating Income (Loss)          (44,378)        (1,148)      (235,563)
                               -------------- -------------- -----------------
Income (Loss) Before Income
 Taxes                               (44,378)        (1,148)      (235,563)

Other Income (Expense)
  Interest Expense                    (4,453)             -        (35,024)
                               -------------- -------------- -----------------
   Total Other Income (Expense)       (4,453)             -        (35,024)

Income Tax Expense                         -              -           (700)
                               -------------- -------------- -----------------

Net Income (Loss)              $     (48,831) $      (1,148) $    (271,287)
                               ============== ============== ==============

Net Income (Loss) Per Share    $       (0.00) $       (0.00) $       (0.02)
                               ============== ============== ==============
Weighted Average Shares
 Outstanding                      38,050,000     20,000,000     13,906,322
                               ============== ============== ==============



                     Suncrest Global Energy Corp.
                  (Formerly Galaxy Specialties, Inc.)
                     (A Development Stage Company)
                 Consolidated Statements of Cash Flows


                                             For the Three  For the Three  From Inception
                                             Months Ended   Months Ended   On July 9, 1996
                                             September 30,  September 30,  Through
                                             2003           2002           September 30, 2003
                                             -------------- -------------- ------------------
Cash Flows from Operating Activities:
  Net Income (Loss)                          $     (48,831) $      (1,148) $    (271,287)
  Adjustments to Reconcile Net Loss to Net
   Cash Provided by Operations:
  Change in Operating Assets and Liabilities:
   (Increase) Decrease in:
   Accounts Receivable                                   -              -              -
   Inventory                                             -              -              -
   Increase (Decrease) in:
   Accounts Payable & Accrued Expenses               4,450              -         51,233
                                             -------------- -------------- --------------
  Net Cash Provided(Used) by
    Operating Activities                           (44,381)        (1,148)      (220,054)
                                             -------------- -------------- --------------
  Net Cash Provided (Used) by
    Investing Activities                                 -              -              -
                                             -------------- -------------- --------------
Cash Flows from Financing Activities:
  Proceeds from Issuance of Common Stock                 -              -          6,800
  Proceeds from Notes Payable                       27,000          5,000        281,098
  Principal Payments on Notes Payable                    -              -        (45,000)
                                             -------------- -------------- --------------
  Net Cash Provided (Used) by
    Financing Activities                            27,000          5,000        242,898
                                             -------------- -------------- --------------

Increase (Decrease) in Cash                        (17,381)         3,852         22,844

Cash and Cash Equivalents at
  Beginning of Period                               40,225          1,064              -
                                             -------------- -------------- --------------

Cash and Cash Equivalents at End of Period   $      22,844  $       4,916  $      22,844
                                             ============== ============== ==============
Cash Paid For:
  Interest                                   $           -  $           -  $           -
  Income Taxes                               $           -  $           -  $         700

Non-Cash Investing and Financing Activities:
  Assets Contributed by Shareholder          $           -  $           -  $     498,430
  Stock Issued for Notes Payable             $           -  $           -  $      13,200









                   Suncrest Global Energy Corp.
               (Formerly Galaxy Specialties, Inc.)
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                        September 30, 2003


GENERAL

Suncrest Global Energy Corp. (formerly Galaxy Specialties, Inc.) (the Company) has elected to omit substantially all footnotes to the cosolidated financial statements for the three months ended September 30, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended June 30, 2003.

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

     In this quarterly report references to "Suncrest Global," "we," "us," and "our" refer to Suncrest Global Energy Corp.

                    FORWARD LOOKING STATEMENTS

     This quarterly report contains certain forward-looking statements and any statements contained in this quarterly report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Suncrest Global's control. These factors include but are not limited to economic conditions generally and in the industries in which Suncrest Global may participate, competition within Suncrest Global's chosen industry, and failure by Suncrest Global to successfully develop business relationships.

ITEM 2:   PLAN OF OPERATION

     We are a development stage company, have not recorded revenues in the past two fiscal years and have suffered losses since our inception. In June 2003 Suncrest Global acquired Coyote Oil Company, Inc. ("Coyote Oil") as a wholly-owned subsidiary. However, the acquisition was treated as a reverse acquisition for accounting purposes due to a change in management and change in shareholder voting control. This means that Coyote Oil, a development stage company, is the accounting survivor and the results of operations presented in this quarterly report are the historical financial statements of Coyote Oil rather than Suncrest Global, formerly Galaxy Specialties, Inc.

     At the three month period ended September 30, 2003 (our 2004 first quarter) we had $22,844 cash on hand and total current assets of $487,074. Our total current liabilities were $267,931, which consist of $188,697 notes payable to third parties. Our auditors have expressed doubt that we can continue as a going concern if we do not obtain financing.

     During the 2004 first quarter we relied on proceeds of $27,000 from loans to continue the restoration of our mini refinery, which is located in Green River, Utah. The mini refinery was functional in the early 1990's, but has since become inoperable. Management intends to use any available funding to complete the restoration and clean up of our mini refinery and begin its operations as soon as practicable. Management believes the revenues generated from the mini refinery will provide funds for our operations in the short term. For the long term, we anticipate future funding will be a combination of revenues from the mini refinery and loans or advances from related parties. We may repay these loans, costs of services and advancements with cash, if available, or we may convert them into common stock.

     Additional capital may also be provided by private placements of our common stock. We expect that any private placement of stock will be issued pursuant to exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.

ITEM 3: CONTROLS AND PROCEDURES

     Our President, who acts in the capacity of principal executive officer and principal financial officer, has reevaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and determined that there continued to be no significant deficiencies in these procedures. Also, there were no changes made or corrective actions to be taken related to our internal control over financial reporting.

                    PART II: OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

     On September 29, 2003 Suncrest Global issued an aggregate of 20,000,000 shares of common stock, valued at approximately $518,430, to the seven stockholders of Coyote Oil in exchange for 10,000,000 shares of Coyote Oil common stock. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act. We believe each purchaser:
     . was aware that the securities had not been registered under federal securities laws;
     . acquired the securities for his/her/its own account for investment purposes of the federal securities laws;
     . understood that the securities would need to be held indefinitely unless registered or an exemption from registration applied to a proposed disposition; and,
     . was aware that the certificate representing the securities would bear a legend restricting its transfer.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

Part II Exhibits.
----------------
2.1 Agreement and Plan of Reorganization between Suncrest Global and Coyote Oil, dated June 10, 2003 (Incorporated by reference to exhibit
        2.1 of Form 8-K, as amended, filed June 16, 2003)
3.1 Restated Articles of Incorporation (Incorporated by reference to exhibit 3.1 of Form 10-KSB, filed October 15, 2003)
3.2 Restated bylaws of Suncrest Global (Incorporated by reference to exhibit 3.2 of Form 10-KSB, filed October 15, 2003)
31.1    Principal Executive Officer Certification
31.2    Principal Financial Officer Certification
32.1    Section 1350 Certification

Reports on Form 8-K.
-------------------
     None

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned who is duly authorized.


                                   SUNCREST GLOBAL ENERGY CORP.


                                    /s/ John W. Peters
Date: October 29, 2003          By: _______________________________________
                                    John W. Peters
                                    President, Principal Executive and
                                    Financial Officer and Director