Form 10QSB
period 2003-12-31
SUNCREST GLOBAL ENERGY CORP
filed 2004-01-26
CIK 1122063

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2003

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

As of January 16, 2004, the Registrant had a total of 39,050,000 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements..................................3

Item 2:  Plan of Operations....................................8

Item 3:  Controls and Procedures...............................9

                    PART II: OTHER INFORMATION

Item 2:  Changes in Securities and Use of Proceeds.............9

Item 6:  Exhibits and Reports on Form 8-K......................9

Signatures.....................................................9



                  ______________________________




                  PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

      The financial information set forth below with respect to our statements of operations for the three month and six month periods ended December 31, 2003 and 2002 are unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the six month period ended December 31, 2003, are not necessarily indicative of results to be expected for any subsequent period.

                   Suncrest Global Energy Corp.
               (Formerly Galaxy Specialties, Inc.)
                  (a Development Stage Company)
                       Financial Statements
                        December 31, 2003

                   SUNCREST GLOBAL ENERGY CORP.
                  (A Development Stage Company)
                          Balance Sheets



                              ASSETS




                                                   December 31,   June 30,
                                                       2003         2003
                                                  ------------- -------------
                                                   (Unaudited)
Current Assets
  Cash                                            $     19,833  $     25,225
  Restricted Cash                                            -        15,000
                                                  ------------- -------------

    Total Current Assets                                19,833        40,225

Property, Plant and Equipment, net                     464,230       464,230
                                                  ------------- -------------

    Total Assets                                  $    484,063  $    504,455
                                                  ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                                $     44,137        44,113
  Accrued Expenses                                      39,879        30,671
  Notes Payable                                        188,697       161,697
                                                  ------------- -------------

    Total Current Liabilities                          272,713       236,481
                                                  ------------- -------------

    Total Liabilities                                  272,713       236,481
                                                  ------------- -------------

STOCKHOLDERS' EQUITY
  Preferred Stock, Authorized 5,000,00 Shares,
   $.01 Par Value, Issued and Outstanding 0 Shares           -             -
  Common Stock, $.001 par value; 70,000,000 shares
   authorized;  39,050,000 and 38,050,000 shares
   issued and outstanding respectively                  39,050        38,050
  Additional Paid-in Capital                           461,380       452,380
  Deficit Accumulated During the Development Stage    (289,080)     (222,456)
                                                  ------------- -------------

  Total Stockholders' Equity                           211,350       267,974
                                                  ------------- -------------

    Total Liabilities and Stockholders' Equity    $    484,063  $    504,455
                                                  ============= =============



                          SUNCREST GLOBAL ENERGY CORP.
                       (Formerly Galaxy Specialties, Inc.)
                         (A Development  Stage Company)
                             Statement of Operations
                                   (Unaudited)

                                   For the       For the       For the       For the       From
                                   three months  three months  six months    six months    Inception on
                                   ended         ended         ended         ended         July 9, 1996
                                   December 31,  December 31,  December 31,  December 31,  to Dec. 31,
                                   2003          2002          2003          2002          2003
                                   ------------- ------------- ------------- ------------- -------------
REVENUES                           $          -  $          -  $          -  $          -  $          -

Cost of Sales                                 -             -             -             -             -
                                   ------------- ------------- ------------- ------------- -------------

Gross Profit (Loss)                           -             -             -             -             -
                                   ------------- ------------- ------------- ------------- -------------
OPERATING EXPENSES
  General & Administrative               13,038        16,985        57,416        18,133       248,601
                                   ------------- ------------- ------------- ------------- -------------

    Total Operating Expenses             13,038        16,985        57,416        18,133       248,601
                                   ------------- ------------- ------------- ------------- -------------

  Net Operating Income (Loss)           (13,038)      (16,985)      (57,416)      (18,133)     (248,601)
                                   ------------- ------------- ------------- ------------- -------------
Other Income (Expense)
  Interest Expense                       (4,755)      (12,146)       (9,208)      (12,146)      (39,779)
                                   ------------- ------------- ------------- ------------- -------------
    Total Other Income (Expense)         (4,755)      (12,146)       (9,208)      (12,146)      (39,779)

Income Tax Expense                            -             -             -             -          (700)
                                   ------------- ------------- ------------- ------------- -------------

Net Income (Loss)                  $    (17,793) $    (29,139) $    (66,624) $    (30,279) $   (289,080)
                                   ============= ============= ============= ============= =============

NET LOSS PER SHARE                 $          -  $          -  $          -  $          -  $      (0.02)
                                   ============= ============= ============= ============= =============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                        38,383,333    20,000,000    38,216,667    20,000,000    14,722,222
                                   ============= ============= ============= ============= =============











                          SUNCREST GLOBAL ENERGY CORP.
                           (Development Stage Company)
                             Statement of Cash Flows

                                   (Unaudited)


                                                                                From Inception on
                                                      For the six months ended  July 9, 1996
                                                            December 31,        Through
                                                         2003         2002      December 31, 2003
                                                    ------------- ------------- -----------------
Cash Flows from Operating Activities:
  Net Income (Loss)                                 $    (66,624) $    (30,279) $       (289,080)
  Adjusments to Reconcile net Loss to Net Cash
    Provided by Operations:
    Stock Issued for Services                             10,000             -            10,000
  Change in Operating Assets and Liabilities:
    (Increase) Decrease in:
    Accounts Receivable                                        -             -                 -
    Inventory                                                  -             -                 -
    Increase (Decrease) in:
    Accounts Payable & Accrued Expenses                    9,232        27,131            56,015
                                                    ------------- ------------- -----------------

  Net Cash Provided (Used) by Operating Activities       (47,392)       (3,148)         (223,065)
                                                    ------------- ------------- -----------------

  Net Cash Provided (Used) by Investing Activities             -             -                 -
                                                    ------------- ------------- -----------------
Cash Flows from Financing Activities:
  Proceeds from Issuance of Common Stock                       -             -             6,800
  Proceeds from Notes Payable                             27,000        55,000           281,098
  Principal Payments on Notes Payable                          -             -           (45,000)
                                                    ------------- ------------- -----------------

  Net Cash Provided (Used) by Financing Activities        27,000        55,000           242,898
                                                    ------------- ------------- -----------------

Increase (Decrease) in Cash                              (20,392)       51,852            19,833

Cash and Cash Equivalents at Beginning of Period          40,225         1,064                 -
                                                    ------------- ------------- -----------------

Cash and Cash Equivalents at End of Period          $     19,833  $     52,916  $         19,833
                                                    ============= ============= =================
Supplemental Cash Flow Information:

  Cash Paid For:
    Interest                                        $          -  $          -  $              -
                                                    ============= ============= =================
    Income Taxes                                    $          -  $          -  $            700
                                                    ============= ============= =================
  Non-Cash Investing and Financing Activities:
    Assets Contributed by Shareholder               $          -  $          -  $        498,430
                                                    ============= ============= =================
    Stock Issued for Notes Payable                  $          -  $          -  $         13,200
                                                    ============= ============= =================






                  Suncrest Global Energy Corp.
                  (A Development Stage Company)
                Notes to the Financial Statements
                        December 31, 2003


GENERAL
-------

Suncrest Global Energy Corp. (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended December 31, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended June 30, 2003

UNAUDITED INFORMATION
---------------------

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

COMMON STOCK
------------

During December, 2003 the Company issued 1,000,000 shares of common stock for services rendered valued at $10,000 (or $.01 per share).

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

ITEM 2:   PLAN OF OPERATION

     We are a development stage company, have not recorded revenues in the past two fiscal years and have suffered losses since our inception. Our auditors have expressed doubt that we can continue as a going concern if we do not obtain financing. At the six month period ended December 31, 2003 (our 2004 second quarter), we had $19,833 cash on hand compared to $25,225 cash on hand at June 30, 2003. Total assets at December 31, 2003, were $484,063 and include property, plant and equipment. Our total current liabilities were $272,713 at December 31, 2003, and primarily consist of $188,697 notes payable to third parties, compared to $236,481 total current liabilities at June 30, 2003.

     We own a mini oil refinery located in Green River, Utah that we are in the process of restoring to operational status. A mini refinery uses a scaled down, low cost refining and recycling process which processes crude oil or recycles waste oils. Our business plan is to restore our mini refinery's operations, then develop a manufacturing and marketing plan to sell a turnkey mini refinery or waste oil refinery to prospective customers. We have identified a market segment for our mini refinery where limited output volume, limited feed stock and the limitations of large refinery equipment make the location unattractive to large refiners.

     Historically we have relied on advances from related parties to cover our administrative, legal and accounting expenses. During the six month period ended December 31, 2003, we borrowed $27,000 from related parties to continue the restoration of our mini refinery. However, as of the date of this filing the mini refinery is not operational. Management intends to use any future funding to complete the restoration of the mini refinery; but if we are unable to obtain funds on acceptable terms, then we might be forced to delay or abandon some or all of our business plan.

     Management believes advances and loans will provide funds for our operations in the short term. For the long term, we anticipate future funding will be a combination of revenues from the mini refinery, once it is operational, and loans or advances from related parties. We may repay these loans, costs of services and advancements with cash, if available, or we may convert them into common stock.

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

                    PART II: OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

     On December 15, 2003, our board authorized the issuance of 1,000,000 common shares to First Equity Holdings Corp. in consideration for business management and administrative services for the past year which were valued at $10,000. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

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


                                  SUNCREST GLOBAL ENERGY CORP.



                                    /s/ John W. Peters
Date: January 22, 2004         By: _______________________________________
                                   John W. Peters
                                   President, Principal Executive and
                                   Financial Officer and Director