Form 10QSB
period 2004-03-31
SUNCREST GLOBAL ENERGY CORP
filed 2004-05-14
CIK 1122063

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2004

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

As of May 5, 2004, the Registrant had a total of 39,050,000 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements.............................................2

Item 2.  Plan of Operations...............................................8

Item 3.  Controls and Procedures..........................................8

PART II: OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.................................9

Signatures................................................................9









                 _______________________________



                  PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month and nine month periods ended March 31, 2004 and 2003 are unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the nine month period ended March 31, 2004, are not necessarily indicative of results to be expected for any subsequent period.

                   Suncrest Global Energy Corp.

               (Formerly Galaxy Specialties, Inc.)

                  (A Development Stage Company)

                       Financial Statements

                          March 31, 2004

                   SUNCREST GLOBAL ENERGY CORP.
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS

                                                   March 31      June 30,
                                                     2004         2003
                                                ------------- -------------
                                                 (Unaudited)
Current Assets
  Cash                                          $     11,655  $     25,225
  Restricted Cash                                          -        15,000
                                                ------------- -------------

    Total Current Assets                              11,655        40,225

Property, Plant and Equipment, net                   464,230       464,230
                                                ------------- -------------

    Total Assets                                $    475,885  $    504,455
                                                ============= =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable                             $     44,101  $     44,113
   Accrued Expenses                                   44,879        30,671
   Notes Payable                                     188,697       161,697
                                                ------------- -------------

    Total Current Liabilities                        277,677       236,481
                                                ------------- -------------

    Total Liabilities                                277,677       236,481
                                                ------------- -------------
STOCKHOLDERS' EQUITY
   Preferred Stock, Authorized 5,000,00
     Shares, $.01 Par Value, Issued and
     Outstanding 0 Shares                                  -             -
   Common Stock, $.001 par value; 70,000,000
     shares authorized;  39,050,000 and
     38,050,000 shares issued and outstanding
     respectively                                     39,050        38,050
   Additional Paid-in Capital                        461,380       452,380
   Deficit Accumulated During the
     Development Stage                              (302,222)     (222,456)
                                                ------------- -------------

    Total Stockholders' Equity                       198,208       267,974
                                                ------------- -------------

    Total Liabilities and Stockholders' Equity  $    475,885  $    504,455
                                                ============= =============

                          SUNCREST GLOBAL ENERGY CORP.
                      (Formerly Galaxy Specialties, Inc.)
                         (A Development Stage Company)
                            Statement of Operations
                                  (Unaudited)
                                                                                           From
                                                                                        Inception on
                               For the three  For the three  For the nine  For the nine   July 6,
                                months ended   months ended  months ended  months ended   1996 to
                                  March 31,     March 31,     March 31,     March 31,     March 31,
                                    2004           2003         2004           2003        2004
                               -------------- ------------- ------------- ------------- -------------
REVENUES                       $           -  $          -  $          -  $          -  $          -

Cost of Sales                              -             -             -             -             -
                               -------------- ------------- ------------- ------------- -------------

Gross Profit (Loss)                        -             -             -             -             -
                               -------------- ------------- ------------- ------------- -------------
OPERATING EXPENSES
  General & Administrative             8,142             9        65,558        18,142       256,743
                               -------------- ------------- ------------- ------------- -------------

     Total Operating Expenses          8,142             9        65,558        18,142       256,743
                               -------------- ------------- ------------- ------------- -------------

   Net Operating Income (Loss)        (8,142)           (9)      (65,558)      (18,142)     (256,743)

Other Income (Expense)
  Interest Expense                    (5,000)       (3,557)      (14,208)      (15,703)      (44,779)
                               -------------- ------------- ------------- ------------- -------------
    Total Other Income (Expense)      (5,000)       (3,557)      (14,208)      (15,703)      (44,779)

Income Tax Expense                         -             -             -             -          (700)
                               -------------- ------------- ------------- ------------- -------------

Net Income (Loss)              $     (13,142) $     (3,566) $    (79,766) $    (33,845) $   (302,222)
                               ============== ============= ============= ============= =============

NET LOSS PER SHARE             $           -  $          -  $          -  $          -  $       (.02)
                               ============== ============= ============= ============= =============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                     39,050,000    20,000,000    38,494,444    20,000,000    15,506,989
                               ============== ============= ============= ============= =============




                                       5




                          SUNCREST GLOBAL ENERGY CORP.
                         (A Development Stage Company)
                            Statement of Cash Flows
                                  (Unaudited)

                                                                                 From
                                                                                 Inception on
                                                     For the nine months ended   July 9, 1996
                                                              March  31,         Through
                                                          2004         2003      March 31, 2004
                                                     ------------- ------------- --------------
Cash Flows from Operating Activities:
  Net Income (Loss)                                  $    (79,766) $    (33,845) $    (302,222)
  Adjustments to Reconcile net Loss to Net Cash
   Provided by Operations:
     Stock Issued for Services                             10,000             -         10,000
  Change in Operating Assets and Liabilities:                   -             -              -
    (Increase) Decrease in:
    Accounts Receivable                                         -             -              -
    Inventory                                                   -             -              -
    Increase (Decrease) in:
    Accounts Payable & Accrued Expenses                    14,196        14,487         60,979
                                                     ------------- ------------- --------------

  Net Cash Provided (Used) by Operating Activities        (55,570)      (19,358)      (231,243)
                                                     ------------- ------------- --------------

  Net Cash Provided (Used) by Investing Activities              -             -              -
                                                     ------------- ------------- --------------
Cash Flows from Financing Activities:
  Proceeds from Issuance of Common Stock                        -             -          6,800
  Proceeds from Notes Payable                              27,000        55,000        281,098
  Principal Payments on Notes Payable                           -       (35,000)       (45,000)
                                                     ------------- ------------- --------------

  Net Cash Provided (Used) by Financing Activities         27,000        20,000        242,898
                                                     ------------- ------------- --------------

Increase (Decrease) in Cash                               (28,570)          642         11,655

Cash and Cash Equivalents at Beginning of Period           40,225         1,064              -
                                                     ------------- ------------- --------------

Cash and Cash Equivalents at End of Period           $     11,655  $      1,706  $      11,655
                                                     ============= ============= ==============
Supplemental Cash Flow Information:

  Cash Paid For:
    Interest                                         $          -  $          -  $           -
    Income Taxes                                     $          -  $          -  $         700

  Non-Cash Investing and Financing Activities:
    Assets Contributed by Shareholder                $          -  $          -  $     498,430
    Stock Issued for Notes Payable                   $          -  $          -  $      13,200






                   Suncrest Global Energy Corp.
                  (A Development Stage Company)
                Notes to the Financial Statements
                          March 31, 2004


GENERAL

Suncrest Global Energy Corp. (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended March 31, 2004 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended June 30, 2003.

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

COMMON STOCK

During December, 2003, the Company issued 1,000,000 shares of common stock for services rendered valued at $10,000 (or $.01 per share).

In this quarterly report references to "Suncrest Global," "we," "us," and "our" refer to Suncrest Global Energy Corp.



                    FORWARD LOOKING STATEMENTS

This quarterly report contains certain forward-looking statements and any statements contained in this quarterly report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Suncrest Global's control. These factors include but are not limited to economic conditions generally and in the industries in which Suncrest Global may participate, competition within Suncrest Global's chosen industry, and failure by Suncrest Global to successfully develop business relationships.

ITEM 2.  PLAN OF OPERATION

We are a development stage company, have not recorded revenues in the past two fiscal years and have suffered losses since our inception. Our auditors have expressed doubt that we can continue as a going concern if we do not obtain financing. At the nine month period ended March 31, 2004), we had $11,655 cash on hand and total assets of $475,885 which include property, plant and equipment. Our total current liabilities were $277,677 at March 31, 2004, and primarily consist of $188,697 notes payable to third parties, $44, 879 accrued expenses and $44,101 accounts payable.

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

Historically we have relied on advances from related parties to cover our administrative, legal and accounting expenses. During the nine month period ended March 31, 2004, we borrowed $27,000 from related parties to continue the restoration of our mini refinery. However, as of the date of this filing the mini refinery is not operational. Management intends to use any future funding to complete the restoration of the mini refinery; but if we are unable to obtain funds on acceptable terms, then we might be forced to delay or abandon some or all of our business plan.

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

ITEM 3.  CONTROLS AND PROCEDURES

Our President, who acts in the capacity of principal executive officer and principal financial officer, has concluded that the disclosures related to the effectiveness of our disclosure controls and procedures and our internal control over financial reporting made in our reports for the 2004 fiscal year remain accurate.

                    PART II: OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Part I Exhibits

31.1  Principal Executive Officer Certification
31.2  Principal Financial Officer Certification
32.1  Section 1350 Certification

Part II Exhibits

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

Reports on Form 8-K

On February 13, 2004, we filed a current report on Form 8-K, dated February 9, 2004, under Item 4 related to a change of our independent auditor. We amended this report on March 16, 2004.


                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned who is duly authorized.


                                 SUNCREST GLOBAL ENERGY CORP.

                                 /S/ John W. Peters
Date: May 13, 2004           By: _______________________________________
                                 John W. Peters
                                 President, Principal Executive and
                                 Financial Officer and Director