Form 10KSB
period 2004-06-30
SUNCREST GLOBAL ENERGY CORP
filed 2004-09-27
CIK 1122063

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the fiscal year ended June 30, 2004

                                OR

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934


                Commission file number: 000-31355


                   SUNCREST GLOBAL ENERGY CORP.
          (Name of small business issuer in its charter)


              Nevada                           81-0438093
       (State of incorporation)      (I.R.S. Employer Identification No.)


#584, 3353 South Main, Salt Lake City, Utah     84115
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

The aggregate market value for the voting stock held by non-affiliates cannot be determined due to the fact the registrant's common stock is not listed on a trading market.

As of September 15, 2004 the registrant had 39,050,000 shares of common stock outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                        TABLE OF CONTENTS

                              PART I
Item 1.  Description of Business............................................3
Item 2.  Description of Property............................................6
Item 3.  Legal Proceedings..................................................6
Item 4.  Submission of Matters to a Vote of Security Holders................6

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters...........6
Item 6.  Plan of Operation..................................................6
Item 7.  Financial Statements...............................................7
Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure...............................19
Item 8A. Controls and Procedures...........................................19
Item 8B. Other Information.................................................19

                             PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a).....................................19
Item 10. Executive Compensation............................................20
Item 11. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters........................20
Item 12. Certain Relationships and Related Transactions....................21
Item 13. Exhibits..........................................................21
Item 14. Principal Accountant Fees and Services............................21
Signatures.................................................................22

In this annual report references to "Suncrest Global," "we," "us," and "our" refer to Suncrest Global Energy Corp.

        SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Securities and Exchange Commission ("SEC") encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions. This report contains these types of statements. Words such as "may," "will," "expect," "believe," "anticipate," "estimate," "project," or "continue" or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.


                              PART I

                 ITEM 1. DESCRIPTION OF BUSINESS

Historical Development

Suncrest Global Energy Corp. was incorporated in the state of Nevada on May 22, 1999 as Galaxy Specialties, Inc. On June 9, 2003 Galaxy Specialties, Inc. amended its articles of incorporation and changed the company name to Suncrest Global Energy Corp. On June 10, 2003 Suncrest Global Energy Corp. entered into an share exchange agreement whereby Suncrest Global acquired Coyote Oil Company, Inc. ("Coyote Oil") as a wholly-owned subsidiary. However, for accounting purposes the acquisition was treated as a reverse acquisition and Coyote Oil is the accounting survivor and Suncrest Global is the legal survivor. Coyote Oil is a Nevada corporation formed on July 6, 1996 that owns a proprietary process known as a mini oil refinery. (See "Our Business" and "Item 6. Plan of Operations," below, for further details).

Our Business

Our business plan is to develop a manufacturing and marketing plan to sell a turnkey mini oil refinery or waste oil refinery to prospective customers. The first step of our plan is to restore operations of our mini refinery prototype located in Green River, Utah. Management believes that after our mini refinery is operating, we can rely on revenues generated from the mini refinery to fund operations and develop a marketing plan to sell mini oil refineries to customers. Management has identified a market segment where we believe our mini refinery would be beneficial because a full size refinery is not cost effective due to limited feed stock and limited output volume. However, we have been unable to restore the operations of our mini refinery as of the date of this filing and have been forced to delay our business plans.

     Mini Refinery

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

We intend to market a turnkey mini refinery or waste oil refinery to prospective customers. The mini refinery uses a small, efficient modular plan and can be built, dismantled and shipped anywhere in the world. The cost of a facility similar to our mini refinery prototype is estimated at approximately $1 million. This mini refinery, when using waste oil as feed stock, could produce in excess of 3,000 barrels of product per day. It can be designed to use a personal computer based control system and may include a 2,000 volt power transformer substation, along with a management building, control room, tank farm, bag-house and quench system.

Our process and mini refinery differ from major refineries in a number of ways. Some of the unique features of the process and mini refinery are:

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

..    Type of Feed Stock:  The mini refinery is designed to use various feed stocks, which may also be combined, including: conventional crude oil, automotive and industrial waste oils, oils extracted from petroleum based waste products, and/or oils produced from the processing of used tires and plastic products. Our process is also tolerant of silica, making slop oil a feed stock source. Typically, a larger refinery cannot use these types of waste oils because they will contaminate and shut down the catalytic cracker unit. These feedstock capabilities can provide new opportunities for recycling of waste.

..    Catalyst:  A catalyst is a substance which aids a chemical reaction without entering the reaction itself. Catalyst costs are substantially reduced due to the ability of our process to use expended catalyst sold by larger refineries. The efficiency of expended catalyst is slightly below optimum levels, but is compensated for by a substantial discount in cost. New catalyst can cost $2,000 per ton compared to expended catalyst resold by larger refineries which can be purchased for $100 per ton. Concerns about catalyst poisoning of our system are reduced because down time is usually one day for a mini refinery compared to 8 to 10 days with large cracking units.

..    Minimal Emissions:  Emissions of nitrogen oxide, sulphur oxide, carbon monoxide, and particulates usually are well within United States government guidelines. Nitrogen oxide and sulphur oxide are produced mainly as furnace emissions. These emissions are reduced once the plant processes are in full operation due to process integration. Carbon monoxide is processed through a regenerator which is run at a temperature calculated to convert the carbon monoxide to carbon dioxide. Minimal waste water or waste products are produced by the process.

..    Manpower Requirements:  The direct operation of the plant requires three operators during the day, two operators for swing shift and two operators at night. In addition, one individual must staff the laboratory and a welder and electrician/instrument specialist and a mechanic are required to service the pumps and equipment.

..    Low Energy Consumption: Our process, once started, allows the facility to operate on limited energy consumption, thus lowering the cost of production.

..    Small Footprint:  The mini refinery requires only 3 to 7 acres for operation.

..    End Products:  Approximately 75% to 90% of the product produced at a mini refinery will be gasoline and diesel fuel. Due to the catalytic cracker process, the gasoline produced is a high octane product, increasing marketability and price of the overall gasoline output when blended with other distillation process products. Other products, which comprise approximately 10% to 15% of the total output, include liquid petroleum gas which can be further separated into butane, propane and fuel gas. Bottom oil and heavy fuel oil from the distillation process can be further processed through the catalytic cracker to allow the further breakdown of these heavy oils into their lighter fractions. The above percentages can vary with the mixture of feed stock types and process implementation.

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

The worldwide market for the mini refinery is primarily found in lesser developed countries that refine crude oil. A number of these countries have crude oil as a resource yet lack the refining capacity. We believe our mini refinery offers a means for these countries to generate their own fuels and power for a relatively low cost.

     Competition

We compete against larger companies who sell mini oil refineries around the world. IOR Energy Pty. Ltd., REDD Engineering and Construction, Inc., REOTEK Company, Inc., and Chemex, Inc. are competitors that manufacture and sell mini refineries. Their mini refineries typically are built with modular components to allow for mobility and, depending on the specific model, may process from 1,000 to 1,000,000 barrels of product per day. These companies have established manufacturing and marketing programs and have greater financial resources than we have. We may be unable to compete with these established companies.

     Patents, Trademarks, and Licenses

We do not own or license any patents or trademarks. We rely on proprietary technology for our mini refinery process.

     Government Regulation

A mini refinery is subject to federal, state and local health and environmental laws and regulations governing the discharge of pollutants into the air and water, and the generation, treatment, storage, transportation and disposal of solid and hazardous waste and materials. Our mini refinery can be designed to comply with the strict United States environmental laws. Generally, the operation of a mini refinery in the United States would be subject to the:
      .       Clean Air Act
      .       Clean Water Act
      .       Resource Conservation and Recovery Act (related to certain hazardous and nonhazardous wastes)
      .       Comprehensive Environmental Response, Compensation and Liability
              Act (related to liability imposed on cleaning up environmental wastes)

When the land and mini refinery were transferred to Coyote Oil in 1999 the Utah Department of Environmental

Quality required a clean up of the site. The tank cleaning was completed in July 2003 and management estimates that we have another $1,000 of clean up remaining as of the year ended June 30, 2004.

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


                 ITEM 2: DESCRIPTION OF PROPERTY

We own approximately 40 acres of land with the mini refinery located in Green River, Utah. The land and mini refinery were acquired by Coyote Oil through a sheriff's sale and, as of the date of this filing, Coyote Oil has been unable to complete the final transfer of title to this property to the company.


                    ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any legal proceedings or threatened proceedings as of the date of this filing.


   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit a matter to a vote of our security holders during the fourth quarter of our 2004 fiscal year.


                             PART II

ITEM 5.  MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is not listed on an established public trading market. As of September 1, 2004, we had approximately 90 stockholders of record who hold our common stock. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

We have not issued any unregistered shares of common stock during the fourth quarter of our 2004 fiscal year.

Issuer Purchases of Equity Securities

None.

                    ITEM 6.  PLAN OF OPERATION

We are a development stage company, have not recorded revenues in the past two fiscal years, and have suffered losses since our inception. Our auditors have expressed doubt that we can continue as a going concern if we do not obtain financing.

General and administrative expenses were approximately $20,000 for each of the past two fiscal years. Historically we have relied on advances from related parties to cover our general and administrative expenses. Also, we incurred expenses of approximately $46,000 during the year ended June 30, 2004 related to engineering and consulting expenses for the clean up and restoration of our mini refinery prototype. Management believes we will need additional funding from other sources during the 2005 fiscal year for operations and to complete the restoration of the mini refinery prototype.

Management intends to complete the restoration of the mini refinery prototype and begin operations as soon as practicable. Management believes the revenues generated from the mini refinery will provide funds for our operations in the short term. For the long term, we likely will rely on revenues and loans or advances from related parties. We may repay these loans, costs of services and advancements with cash, if available, or we may convert them into common stock.

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

Off-balance Sheet Arrangements

None.

                  ITEM 7.  FINANCIAL STATEMENTS

                   Suncrest Global Energy Corp.
               (Formerly Galaxy Specialties, Inc.)
                  (A Development Stage Company)
                Consolidated Financial Statements
                          June 30, 2004

                         C O N T E N T S


Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . F - 3

Consolidated Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . F - 4

Consolidated Statement of Operations . . . . . . . . . . . . . . . . . . F - 5

Consolidated Statement of Stockholders' Equity . . . . . . . . . . . . . F - 6

Consolidated Statement of Cash Flows . . . . . . . . . . . . . . . . . . F - 7

Notes to the Consolidated Financial Statements . . . . . . . . . . . . . F - 8

                          CHISHOLM, BIERWOLF & NILSON
                          Certified Public Accountants
A Limited Liability        533 W. 2600 S., Suite 250     Office (801) 292-8756
     Company                 Bountiful, Utah 84010          Fax (801) 292-8809
______________________________________________________________________________


                   INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Suncrest Global Energy Corp.
Salt Lake City, UT

We have audited the accompanying consolidated balance sheet of Suncrest Global Energy Corp. (formerly Galaxy Specialties, Inc.),(a development stage company) as of June 30, 2004 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended and for the six months ended June 30, 2003 and for the year ended December 2002 and from inception on July 9, 1996 thru June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Suncrest Global Energy Corp. (formerly Galaxy Specialties, Inc.),(a development stage company) as of June 30, 2004 and the results of its consolidated operations and its cash flows for the year then ended and for the six months ended June 30, 2003 and for the year ended December 31, 2002 and from inception on July 9, 1996 thru June 30, 2004 in conformity with the standards of the Public Company Accounting Oversight Board (United States).

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

/s/ Chisholm, Bierwolf & Nilson

Chisholm, Bierwolf & Nilson
Bountiful, Utah
September 10, 2004

                   Suncrest Global Energy Corp.
               (Formerly Galaxy Specialties, Inc.)
                  (A Development Stage Company)
                    Consolidated Balance Sheet


                            ASSETS
                            ------
                                                                  June 30,
                                                                   2004
                                                               -------------
Current Assets
  Cash                                                         $      9,390
                                                               -------------

    Total Current Assets                                              9,390

  Property, Plant and Equipment, Net                                464,230
                                                               -------------

    Total Assets                                               $    473,620
                                                               =============

              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------

Current Liabilities
  Accounts Payable                                             $     44,099
  Accrued Expenses                                                   49,416
  Notes Payable                                                     188,697
                                                               -------------

    Total Current Liabilities                                       282,212
                                                               -------------

    Total Liabilities                                               282,212
                                                               -------------

Stockholders' Equity
  Preferred Stock, Authorized  5,000,000 Shares,
    $.01 Par Value, Issued and Outstanding 0 Shares                       -
  Common Stock, Authorized 70,000,000 Shares,
    $.001 Par Value, Issued and Outstanding
    39,050,000 Shares                                                39,050
  Additional Paid in Capital                                        461,380
  Deficit Accumulated During the Development Stage                 (309,022)
                                                               -------------

    Total Stockholders' Equity                                      191,408
                                                               -------------

    Total Liabilities and Stockholders' Equity                 $    473,620
                                                               =============

The accompanying notes are an integral part of these financial statements.


                         Suncrest Global Energy Corp.
                      (Formerly Galaxy Specialties, Inc.)
                         (A Development Stage Company)
                     Consolidated Statements of Operations
                                                                                        From
                                              For the     For the Six   For the     Inception on
                                             Year Ended  Months Ended  Year Ended   July 9, 1996
                                               June 30,    June 30     December 31,   Through
                                            ------------ ------------ -------------   June 30,
                                                2004         2003         2002          2004
                                            ------------ ------------ ------------- -------------

Revenues                                    $         -  $         -  $          -  $          -

Cost of Sales                                         -            -             -             -
                                            ------------ ------------ ------------- -------------

Gross Profit (Loss)                                   -            -             -             -
                                            ------------ ------------ ------------- -------------

Operating Expenses
  Engineering & Consulting                       46,269            -             -        46,269
  General & Administrative                       21,552        2,602        20,398       212,737
                                            ------------ ------------ ------------- -------------

    Total Operating Expenses                     67,821        2,602        20,398       259,006
                                            ------------ ------------ ------------- -------------

Net Operating Income (Loss)                     (67,821)      (2,602)      (20,398)     (259,006)
                                            ------------ ------------ ------------- -------------

Income (Loss) Before Income Taxes               (67,821)      (2,602)      (20,398)     (259,006)

Other Income (Expense)
  Interest Expense                              (18,645)      (7,114)      (12,146)      (49,216)
                                            ------------ ------------ ------------- -------------
    Total Other Income (Expense)                (18,645)      (7,114)      (12,146)      (49,216)

Income Tax Expense                                 (100)        (100)         (100)         (800)
                                            ------------ ------------ ------------- -------------

Net Income (Loss)                           $   (86,566) $    (9,816) $    (32,644) $   (309,022)
                                            ============ ============ ============= =============

Net Income (Loss) Per Share                 $     (0.00) $     (0.00) $      (0.00) $      (0.02)
                                            ============ ============ ============= =============

Weighted Average Shares Outstanding          38,590,984   23,007,000    20,000,000    15,989,650
                                            ============ ============ ============= =============







  The accompanying notes are an integral part of these financial statements.





                         Suncrest Global Energy Corp.
                      (Formerly Galaxy Specialties, Inc.)
                         (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Deficit)




                                                                                       Deficit
                                                                                       Accumulated
                             Preferred Stock          Common Stock       Additional    During the
                          --------------------- ------------------------ Paid-in       Development
                            Shares     Amount      Shares       Amount   Capital       Stage
                          ---------- ---------- ------------- ---------- ------------- -------------

Balance at Inception
 on July 9, 1996                  -  $       -             -  $       -  $          -  $          -

July 1996 - stock
 issued for cash
 at $.001 per share               -          -     6,800,000      6,800             -             -

Net loss for the year
 ended December 31, 1996          -          -             -          -             -             -
                          ---------- ---------- ------------- ---------- ------------- -------------
Balance at
 December 31, 1996                -          -     6,800,000      6,800             -             -

Net loss for the year
 ended December 31, 1997          -          -             -          -             -       (35,986)
                          ---------- ---------- ------------- ---------- ------------- -------------
Balance at
 December 31, 1997                -          -     6,800,000      6,800             -       (35,986)

Net loss for the year
 ended December 31, 1998          -          -             -          -             -        (9,624)
                          ---------- ---------- ------------- ---------- ------------- -------------
Balance at
 December 31, 1998                -          -     6,800,000      6,800             -       (45,610)

March 1999 - Assets
 contributed by
 shareholder                      -          -             -          -       498,430             -

Net loss for the year
 ended December 31, 1999          -          -             -          -             -       (14,754)
                          ---------- ---------- ------------- ---------- ------------- -------------
Balance at
 December 31, 1999                -          -     6,800,000      6,800       498,430       (60,364)

May 2000 - Stock issued
 for notes payable at
 $.001 per share                  -          -    13,200,000     13,200             -             -

Net loss for the year
 ended December 31, 2000          -          -             -          -             -       (94,683)
                          ---------- ---------- ------------- ---------- ------------- -------------
Balance at
 December 31, 2000                -          -    20,000,000     20,000       498,430      (155,047)

Net loss for the year
 ended December 31, 2001          -          -             -          -             -       (24,949)
                          ---------- ---------- ------------- ---------- ------------- -------------
Balance at
 December 31, 2001                -          -    20,000,000     20,000       498,430      (179,996)


Net income (loss)
 for the year ended
 December 31, 2002                -          -             -          -             -       (32,644)
                          ---------- ---------- ------------- ---------- ------------- -------------
Balance at
 December 31, 2002                -          -     2,000,000     20,000       498,430      (212,640)

June 2003 - Reverse
 acquisition adjustment           -          -    18,050,000     18,050       (46,050)            -

Net income (loss) for
 the six months ended
 June 30, 2003                    -          -             -          -             -        (9,816)
                          ---------- ---------- ------------- ---------- ------------- -------------

Balance at June 30, 2003          -          -    38,050,000     38,050       452,380      (222,456)

December 2003 - Shares
 issued for services
 at $0.01 per share               -          -     1,000,000      1,000         9,000             -

Net income (loss)
 for the year ended
 June 30, 2004                    -          -             -          -             -       (86,566)
                          ---------- ---------- ------------- ---------- ------------- -------------

Balance at June 30, 2004          -  $       -    39,050,000  $  39,050  $    461,380  $   (309,022)
                          ========== ========== ============= ========== ============= =============












  The accompanying notes are an integral part of these financial statements.





















                         Suncrest Global Energy Corp.
                      (Formerly Galaxy Specialties, Inc.)
                         (A Development Stage Company)
                     Consolidated Statements of Cash Flows

                                                                                        From
                                              For the     For the Six   For the     Inception on
                                             Year Ended  Months Ended  Year Ended   July 9, 1996
                                               June 30,    June 30     December 31,   Through
                                            ------------ ------------ -------------   June 30,
                                                2004         2003         2002          2004
                                            ------------ ------------ ------------- -------------
Cash Flows from Operating Activities:
  Net Income (Loss)                         $   (86,566) $    (9,816) $    (32,644) $   (309,022)
  Adjustments to Reconcile Net Loss to
   Net Cash Provided by Operations:
     Stock issued for services                   10,000            -             -        10,000
  Change in Operating Assets and Liabilities:
     (Increase) Decrease in:
     Accounts Receivable                              -            -             -             -
     Inventory                                        -            -             -             -
     Increase (Decrease) in:
     Accounts Payable & Accrued Expenses         18,731        7,125        27,132        65,514
                                            ------------ ------------ ------------- -------------
  Net Cash Provided(Used) by
   Operating Activities                         (57,835)      (2,691)       (5,512)     (233,508)
                                            ------------ ------------ ------------- -------------
  Net Cash Provided (Used) by
   Investing Activities                               -            -             -             -
                                            ------------ ------------ ------------- -------------
Cash Flows from Financing Activities:
  Proceeds from Issuance of Common Stock              -            -             -         6,800
  Proceeds from Notes Payable                    27,000       25,000        55,000       281,098
  Principal Payments on Notes Payable                 -      (35,000)            -       (45,000)
                                            ------------ ------------ ------------- -------------
  Net Cash Provided (Used) by
   Financing Activities                          27,000      (10,000)       55,000       242,898
                                            ------------ ------------ ------------- -------------

Increase (Decrease) in Cash                     (30,835)     (12,691)       49,488         9,390

Cash and Cash Equivalents at
 Beginning of Period                             40,225       52,916         3,428             -
                                            ------------ ------------ ------------- -------------

Cash and Cash Equivalents at End of Period  $     9,390  $    40,225  $     52,916  $      9,390
                                            ============ ============ ============= =============
Cash Paid For:
  Interest                                  $         -  $         -  $          -  $          -
  Income Taxes                              $       100  $       100  $        100  $        800

Non-Cash Investing and Financing Activities:
  Assets Contributed by Shareholder         $         -  $         -  $          -  $    498,430
  Stock Issued for Notes Payable            $         -  $         -  $          -  $     13,200
  Stock Issued for Services                 $    10,000  $         -  $          -  $     10,000






  The accompanying notes are an integral part of these financial statements.

                                     F - 7

                   Suncrest Global Energy Corp.
               (Formerly Galaxy Specialties, Inc.)
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                          June 30, 2004

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

     d.  Property, Plant and Equipment

     Property, Plant and Equipment consists of the following at June 30,2004:

     Property and Plant                      $   464,230
     Accumulated Depreciation                          -
                                             -----------
     Total Property, Plant and Equipment     $   464,230
                                             ===========

     The provision for depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Since the assets have not been placed in service as of June 30, 2004, no depreciation expense has been recognized for the year ended June 30, 2004 and for the six months ended June 30, 2003 and for the year ended December 31, 2002 and from inception on July 9, 1996 thru June 30, 2004.

                   Suncrest Global Energy Corp.
               (Formerly Galaxy Specialties, Inc.)
                  (A Development Stage Company)
                Notes to the Financial Statements
                          June 30, 2004

NOTE 1 - Summary of Significant Accounting Policies (Continued)

     d.  Property, Plant and Equipment (Continued)

     In accordance with Financial Accounting Standards Board Statement No. 144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. As of June 30, 2004, no impairments have been recognized.

     e.  Provision for Income Taxes

     No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $309,021 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2016.

     Deferred tax assets and the valuation account is as follows at June 30, 2004:

     Deferred tax asset:
       NOL carryforward                  $       86,566
       Valuation allowance                      (86,566)
                                         ---------------
     Total                               $            -
                                         ===============

     f.  Earnings (Loss) Per Share

     The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Fully dilutive earnings per share has not been presented because it equals primary earnings per share

                                                                                        From
                                              For the     For the Six   For the     Inception on
                                             Year Ended  Months Ended  Year Ended   July 9, 1996
                                               June 30,    June 30     December 31,   Through
                                            ------------ ------------ -------------   June 30,
                                                2004         2003         2002          2004
                                            ------------ ------------ ------------- -------------
Income (Loss) Numerator                     $   (86,566)      (9,816)      (32,644)     (309,022)
Shares (Denominator)                         38,590,984   23,007,000    20,000,000    15,989,650
                                            ------------ ------------ ------------- -------------
Per Share Amount                            $     (0.00) $     (0.00)  $     (0.00) $      (0.02)
                                            ============ ============ ============= =============


                   Suncrest Global Energy Corp.
               (Formerly Galaxy Specialties, Inc.)
                  (A Development Stage Company)
                Notes to the Financial Statements
                          June 30, 2004

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

     i.  Financial Instruments

     The recorded amounts for financial instruments, including cash equivalents, receivables, investments, accounts payable and accrued expenses, and long-term debt approximate their market values as of June 30, 2004. The Company has no investments in derivative financial instruments.

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

                   Suncrest Global Energy Corp.
               (Formerly Galaxy Specialties, Inc.)
                   (A Development Stage Company)
                 Notes to the Financial Statements
                          June 30, 2004

NOTE 4 - Notes Payable

     Notes Payable is detailed as follows at June 30, 2004:

       Notes payable to an individual,
       bears interest at 10%, unsecured,
       payable upon demand                                    $     47,000

       Notes payable to a company, matures
       December 2003, bears interest at 10%,
       principal due at maturity, secured
       by oil refinery, convertible into
       common stock at a rate established
       by the Board                                                141,697
                                                              -------------
       Total Notes Payable                                    $    188,697
                                                              =============

      ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE

In our Current Report on Form 8-K, filed February 13, 2004, we reported that our independent auditors, Chisholm & Associates, Certified Public Accountants, resigned as our independent auditors and that we engaged Chisholm, Bierwolf & Nilson, LLC as our independent auditors.

                ITEM 8A.  CONTROLS AND PROCEDURES

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

                   ITEM 8B.  OTHER INFORMATION

Not applicable.




                             PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                   COMPLIANCE WITH SECTION 16(a)

Directors and Executive Officers

Our executive officers and directors and their respective ages, positions, term of office and biographical information are set forth below. Our bylaws require two directors to serve for a term of one year or until they are replaced by a qualified director. Our executive officers are chosen by our Board of Directors and serve at its discretion. There are no existing family relationships between or among any of our executive officers or directors.

Name             Age  Position Held                          Director Since
-----           ----- --------------                         ---------------
John W. Peters   52   President and Director                 June 9, 2003
April L. Marino  30   Secretary/Treasurer and Director       June 5, 2000

John W. Peters - Mr. Peters has been involved with Coyote Oil since its inception in 1996 and has served as President of that company since June 15, 2001. Since July 1999 Mr. Peters has been the manager of Development Specialties, Inc. a property development and management company. He is a director of Bingham Canyon Corporation, Earth Products and Technologies, Inc., Skinovation Pharmaceutical Incorporated and Cancer Capital Corp., reporting companies. Mr. Peters studied business administration at Long Beach Community College and California Polytechnic State University in San Louis Obispo, California

April L. Marino - Ms. Marino is employed as a administrative assistant by First Equity Holdings Corp. She has been an employee of that company since December 1997. She is a director of Pinecrest Services, Inc. and Libra Alliance Corporation, which are blank check reporting companies.

Audit Committee Financial Expert

Because we have minimal operations we do not have an audit committee serving at this time and, accordingly, we do not have an audit committee financial expert serving on an audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based upon our records and representations to us that no Forms 5 were required, we believe no filings were required to be filed during our 2004 fiscal year.

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

                 ITEM 10.  EXECUTIVE COMPENSATION

Our named executive officers have not received any cash compensation, bonuses, stock appreciation rights, long term compensation, stock awards or long-term incentive rights from us during the past three fiscal years. John W. Peters, who acted in a capacity similar to Chief Executive Officer during the past fiscal year, did not receive any compensation during fiscal year 2004.

We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments. In addition, we have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                 AND RELATED STOCKHOLDER MATTERS

The following table lists the beneficial ownership by our management and each person or group known by us to own beneficially more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 39,050,000 shares of common stock outstanding as of September 1, 2004.


                    CERTAIN BENEFICIAL OWNERS

Name and Address of                        Amount and nature        Percentage
Beneficial Owner          Title of class   of beneficial ownership  of class
----------------------    --------------   -----------------------  ---------

VIP Worldnet, Inc.        Common           15,036,621 (1)           38.5%
154 E.  Ford Avenue
Salt Lake City, Utah
84115

    (1) VIP Worldnet, Inc. holds 15,000,000 shares and its directors and officers beneficially own the following shares of our common stock: Joanne Clinger, President, owns 28,597 shares and Wayne Reichman, Secretary, owns 8,024 shares.

                            MANAGEMENT

Name and Address of                        Amount and nature        Percentage
Beneficial Owner          Title of class   of beneficial ownership  of class
------------------------  ---------------  -----------------------  ----------
John W. Peters            Common           7,500,200                19.2%
2554 West 4985 South
Taylorsville, UT 84118

April L. Marino           Common           400                    Less than 1%
#584, 3353 S. Main Street,
Salt Lake City, UT 84115

All directors and
 executive officers
 as a group               Common           7,500,600                19.2%

    (2) Represents 7,500,000 common shares owned by Mr. Peters and 200 shares owned by his spouse.



Securities Under Equity Compensation Plans

We do not have any securities authorized for issuance under any equity compensation plans.


     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 9, 2003 our board of directors appointed John W. Peters as President of Suncrest Global. Mr. Peters had served as a Director and President of Coyote Oil since June 15, 2001. As a shareholder of Coyote Oil, Mr. Peters also received 7,500,000 common shares of Suncrest Global, valued at approximately $194,250, in the share exchange between the companies.

                        ITEM 13. EXHIBITS

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditors billed an aggregate of $7,259.50 for the year ended June 30, 2004 and $1,412.25 for the year ended June 30, 2003 for professional services rendered for the audit of our annual financial statements and review of the financial statements included in our quarterly reports. Our independent auditors did not bill us for any audit-related fees, tax fees or other fees for the past two fiscal years.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors will, from time to time and, as needed, approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

                            SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SUNCREST GLOBAL ENERGY CORP.


                                   /s/ John W. Peters
Date: September 23, 2004       By: _______________________________________
                                   John W. Peters, President

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                    /s/ John W. Peters
Date: September 23, 2004       By: _______________________________________
                                   John W. Peters
                                   President, Principal Executive Officer,
                                   Principal Financial Officer, Principal
                                   Accounting Officer and Director


                                    /s/ April L. Marino
Date: September 23, 2004       By: _______________________________________
                                   April L. Marino, Secretary/Treasurer
                                   and Director