Form 10QSB
period 2004-09-30
SUNCREST GLOBAL ENERGY CORP
filed 2004-11-15
CIK 1122063

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2004

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

As of October 20, 2004, Suncrest Global Energy Corp. had a total of 39,050,000 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes  [   ]   No  [ X ]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1. Financial Statements ..............................................2

Item 2. Plan of Operations ................................................8

Item 3. Controls and Procedures............................................8

                    PART II: OTHER INFORMATION

Item 6. Exhibits.......................................................... 9

Signatures ................................................................9


                 _______________________________




                  PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month period ended September 30, 2004 and 2003 are unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three month period ended September 30, 2004, are not necessarily indicative of results to be expected for any subsequent period.

                   Suncrest Global Energy Corp.

               (Formerly Galaxy Specialties, Inc.)

                  (A Development Stage Company)

                       Financial Statements

                        September 30, 2004

                   SUNCREST GLOBAL ENERGY CORP.
                  (A Development Stage Company)
                          Balance Sheets



                              ASSETS

                                                  September 30,   June 30,
                                                      2004         2004
                                                 ------------- -------------
                                                  (Unaudited)
Current Assets
  Cash                                           $      7,688  $      9,390
  Restricted Cash                                           -             -
                                                 ------------- -------------

    Total Current Assets                                7,688         9,390

Property, Plant and Equipment, net                    464,230       464,230
                                                 ------------- -------------

    Total Assets                                 $    471,918  $    473,620
                                                 ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                               $     44,104  $     44,099
  Accrued Expenses                                     54,071        49,416
  Notes Payable                                       188,697       188,697
                                                 ------------- -------------

    Total Current Liabilities                         286,872       282,212
                                                 ------------- -------------

    Total Liabilities                                 286,872       282,212
                                                 ------------- -------------
STOCKHOLDERS' EQUITY

  Preferred Stock, Authorized 5,000,000
    Shares, $.01 Par Value, Issued and
    Outstanding 0 Shares                                    -             -
  Common Stock, Authorized 70,000,000 Shares,
    $.001 Par Value, Issued and Outstanding
    39,050,000 Shares                                  39,050        39,050
  Additional Paid-in Capital                          461,380       461,380
  Deficit Accumulated During the Development Stage   (315,384)     (309,022)
                                                 ------------- -------------

    Total Stockholders' Equity (deficit)              185,046       191,408
                                                 ------------- -------------

    Total Liabilities and Stockholders' Equity   $    471,918  $    473,620
                                                 ============= =============

                   SUNCREST GLOBAL ENERGY CORP.
               (Formerly Galaxy Specialties, Inc.)
                  (A Development Stage Company)
                     Statement of Operations
                           (Unaudited)

                                   For the       For the       From
                                   three months  three months  Inception on
                                   ended         ended         July 9, 1996
                                   September 30, September 30, to Sept. 30,
                                   2004          2003          2004
                                   ------------- ------------- -------------
REVENUES                           $          -  $          -  $          -

Cost of Sales                                 -             -             -
                                   ------------- ------------- -------------

Gross Profit (Loss)                           -             -             -
                                   ------------- ------------- -------------

OPERATING EXPENSES
  Engineering & Consulting                    -             -        46,269
  General & Administrative                1,607        44,378       219,099
                                   ------------- ------------- -------------

    Total Operating Expenses              1,607        44,378       265,368
                                   ------------- ------------- -------------

    Net Operating Income (Loss)          (1,607)      (44,437)     (265,368)
                                   ------------- ------------- -------------
Other Income (Expense)
  Interest Expense                       (4,755)       (4,453)      (49,216)
                                   ------------- ------------- -------------
    Total Other Income (Expense)         (4,755)       (4,453)      (49,216)

    Income Tax Expense                        -             -          (800)
                                   ------------- ------------- -------------

   Net Income (Loss)               $     (6,362) $    (48,831) $   (315,384)
                                   ============= ============= =============

NET LOSS PER SHARE                 $          -  $          -  $      (0.02)
                                   ============= ============= =============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                        39,050,000    38,050,000    15,989,650
                                   ============= ============= =============




                   SUNCREST GLOBAL ENERGY CORP.
                  (A Development Stage Company)
                     Statement of Cash Flows
                           (Unaudited)




                                                                      From
                                                                      Inception on
                                          For the three months ended  July 9, 1996
                                                September 30,         Through
                                               2004        2003       Sept. 30, 2004
                                         -------------- ------------- --------------
Cash Flows from Operating Activities
  Net Income (Loss)                      $      (6,362) $    (48,831) $    (315,384)
  Adjustments to Reconcile Net Loss
   to Net Cash Provided by Operations:
     Stock issued for services                       -             -         10,000
  Change in Operating Assets
    and Liabilities:
     (Increase) Decrease in:
     Accounts Receivable                             -             -              -
     Inventory                                       -             -              -
     Increase (Decrease) in:
     Accounts Payable & Accrued Expenses         4,654         4,450         70,168
                                         -------------- ------------- --------------
  Net Cash Provided (Used) by
  Operating Activities                          (1,708)      (44,381)      (235,216)
                                         -------------- ------------- --------------

Cash Flows from Investing Activities                 -             -             -
                                         -------------- ------------- --------------

Cash Flows from Financing Activities:
  Proceeds from Issuance of Common Stock             -             -          6,800
  Proceeds from Notes Payable                        -        27,000        281,098
  Principal Payments on Notes Payable                -             -        (45,000)
                                         -------------- ------------- --------------
  Net Cash Provided (Used) by
  Financing Activities                               -        27,000        242,898
                                         -------------- ------------- --------------

Increase (Decrease) in Cash                     (1,708)      (17,381)        (7,682)

Cash and Cash Equivalents at
  Beginning of Period                            9,390        40,225              -
                                         -------------- ------------- --------------
Cash and Cash Equivalents at
  End of Period                          $       7,682  $     22,844  $       7,682
                                         ============== ============= ==============
Supplemental Cash Flow Information:

  Cash Paid For:
    Interest                             $           -  $          -  $           -
    Income Taxes                         $           -  $          -  $         800

Non-Cash Investing and Financing Activities:
  Assets Contributed by Shareholder      $           -  $          -  $     498,430
  Stock Issued fo Notes Payable          $           -  $          -  $      13,200



                                6

                   Suncrest Global Energy Corp.
                  (A Development Stage Company)
                Notes to the Financial Statements
                        September 30, 2004


GENERAL

Suncrest Global Energy Corp. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended September 30, 2004 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended June 30, 2004.

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

ITEM 2.  PLAN OF OPERATION

We own a mini oil refinery located in Green River, Utah that we are in the process of restoring to operational status. A mini refinery uses a scaled down, low cost refining and recycling process which processes crude oil or recycles waste oils. Our business plan is to restore our mini refinery's operations, then develop a manufacturing and marketing plan to sell a turnkey mini refinery or waste oil refinery to prospective customers. We have identified a market segment for our mini refinery where the location is unattractive to large refiners because there is limited output volume, limited feed stock and the area presents problems for large refinery equipment.

We are a development stage company, have not recorded revenues in the past two fiscal years and have suffered losses since our inception. Our auditors have expressed doubt that we can continue as a going concern if we do not obtain financing. At the three month period ended September 30, 2004, we had $7,688 cash on hand and total assets of $471,918, which include property, plant and equipment. Our total current liabilities were $286,872 at September 30, 2004, and primarily consist of $188,697 notes payable to third parties and $54,071 accrued expenses.

During the 2004 fiscal year, we borrowed $27,000 from related parties to continue the restoration of our mini refinery. However, as of the date of this filing the mini refinery is not operational. Management intends to use any future funding to complete the restoration of the mini refinery; but if we are unable to obtain funds on acceptable terms, then we might be forced to delay or abandon some or all of our business plan.

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

ITEM 3.  CONTROLS AND PROCEDURES

Our President, who also acts in the capacity of principal executive officer and principal financial officer, has concluded that the disclosures related to the effectiveness of our disclosure controls and procedures and our internal control over financial reporting made in our annual report on Form 10-KSB, filed September 27, 2004, remain accurate.

                    PART II: OTHER INFORMATION

ITEM 6.  EXHIBITS

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


                                     SUNCREST GLOBAL ENERGY CORP.


                                      /S/ John W. Peters
Date: November 11, 2004          By: _________________________________________
                                     John W. Peters
                                     President, Principal Executive Officer,
                                     Principal Financial Officer, and Director