Form 10QSB
period 2004-12-31
SUNCREST GLOBAL ENERGY CORP
filed 2005-02-14
CIK 1122063

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 2004

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

As of February 9, 2005, Suncrest Global Energy Corp. had a total of 39,050,000 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes  [   ]   No  [ X ]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements...............................................2

Item 2.  Plan of Operations.................................................8

Item 3.  Controls and Procedures............................................8

                    PART II: OTHER INFORMATION

Item 6.  Exhibits...........................................................9

Signatures..................................................................9









                 _______________________________




                  PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six month periods ended December 31, 2004 and 2003 are unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the six month period ended December 31, 2004, are not necessarily indicative of results to be expected for any subsequent period.

                   Suncrest Global Energy Corp.

               (Formerly Galaxy Specialties, Inc.)

                  (a Development Stage Company)

                       Financial Statements

                        December 31, 2004

                   SUNCREST GLOBAL ENERGY CORP.
                  (A Development Stage Company)
                          Balance Sheets


                              ASSETS
                              ------

                                                  December 31,    June 30,
                                                      2004         2004
                                                 ------------- -------------
                                                  (Unaudited)
Current Assets
  Cash                                           $      2,507  $      9,390
  Restricted Cash                                           -             -
                                                 ------------- -------------

    Total Current Assets                                2,507         9,390

Property, Plant and Equipment, net                    464,230       464,230
                                                 ------------- -------------

    Total Assets                                 $    466,737  $    473,620
                                                 ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY
              -------------------------------------

Current Liabilities
  Accounts Payable                               $     44,100  $     44,099
  Accrued Expenses                                     58,826        49,416
  Notes Payable                                       188,697       188,697
                                                 ------------- -------------

    Total Current Liabilities                         291,623       282,212
                                                 ------------- -------------

    Total Liabilities                                 291,623       282,212
                                                 ------------- -------------
STOCKHOLDERS' EQUITY
  Preferred Stock, Authorized 5,000,000
    Shares, $.01 Par Value, Issued and
    Outstanding 0 Shares                                    -             -
  Common Stock, Authorized 70,000,000 Shares,
    $.001 Par Value, Issued and Outstanding
    39,050,000 Shares                                  39,050        39,050
  Additional Paid-in Capital                          461,380       461,380
  Deficit Accumulated During the Development Stage   (325,316)     (309,022)
                                                 ------------- -------------

    Total Stockholders' Equity                        175,114       191,408
                                                 ------------- -------------

    Total Liabilities and Stockholders' Equity   $    466,737  $    473,620
                                                 ============= =============



                           SUNCREST GLOBAL ENERGY CORP.
                       (Formerly Galaxy Specialties, Inc.)
                          (A Development  Stage Company)
                             Statement of Operations
                                   (Unaudited)


                                   For the       For the       For the       For the       From
                                   three months  three months  six months    six months    Inception on
                                   ended         ended         ended         ended         July 9, 1996
                                   December 31,  December 31,  December 31,  December 31,  to Dec. 31,
                                   2004          2003          2004          2003          2004
                                   ------------- ------------- ------------- ------------- -------------

REVENUES                           $          -  $          -  $          -  $          -  $          -

Cost of Sales                                 -             -             -             -             -
                                   ------------- ------------- ------------- ------------- -------------

Gross Profit (Loss)                           -             -             -             -             -
                                   ------------- ------------- ------------- ------------- -------------
OPERATING EXPENSES
  Engineering & Consulting                    -             -             -             -        46,269
  General & Administrative                5,177        13,038         6,784        57,416       219,521
                                   ------------- ------------- ------------- ------------- -------------

    Total Operating Expenses              5,177        13,038         6,784        57,416       265,790
                                   ------------- ------------- ------------- ------------- -------------

  Net Operating Income (Loss)            (5,177)      (13,038)       (6,784)      (57,416)     (265,790)

Other Income (Expense)
  Interest Expense                       (4,755)      ( 4,755)       (9,510)      ( 9,028)      (58,726)
                                   ------------- ------------- ------------- ------------- -------------
    Total Other Income (Expense)         (4,755)      ( 4,755)       (9,510)      ( 9,208)      (58,726)

Income Tax Expense                            -             -             -             -          (800)
                                   ------------- ------------- ------------- ------------- -------------

Net Income (Loss)                  $    ( 9,932) $    (17,793) $    (16,294) $    (66,624) $   (325,316)
                                   ============= ============= ============= ============= =============

NET LOSS PER SHARE                 $          -  $          -  $          -  $          -  $      (0.02)
                                   ============= ============= ============= ============= =============

WEIGHTED AVERAGE SHARES
  OUTSTANDING                        39,050,000    38,383,333    39,050,000    38,216,667    17,359,719
                                   ============= ============= ============= ============= =============









                           SUNCREST GLOBAL ENERGY CORP.
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)




                                                                      From
                                                                      Inception on
                                          For the six months ended    July 9, 1996
                                                December 31,          Through
                                              2004           2003     Dec. 31, 2004
                                         -------------- ------------- --------------
Cash Flows from Operating Activities
  Net Income (Loss)                      $     (16,294) $    (66,624) $    (325,316)
  Adjustments to Reconcile Net Loss
   to Net Cash Provided by Operations:
     Stock issued for Services                       -        10,000         10,000
  Change in Operating Assets
    and Liabilities:
     (Increase) Decrease in:
     Accounts Receivable                             -             -              -
     Inventory                                       -             -              -
     Increase (Decrease) in:
     Accounts Payable & Accrued Expenses         9,411         9,232         74,925
                                         -------------- ------------- --------------
  Net Cash Provided (Used) by
  Operating Activities                          (6,883)      (47,392)      (240,391)
                                         -------------- ------------- --------------
  Net Cash Provided (Used) by
  Investing Activities                               -             -             -
                                         -------------- ------------- --------------
Cash Flows from Financing Activities:
  Proceeds from Issuance of Common Stock             -             -          6,800
  Proceeds from Notes Payable                        -        27,000        281,098
  Principal Payments on Notes Payable                -             -        (45,000)
                                         -------------- ------------- --------------
  Net Cash Provided (Used) by
  Financing Activities                               -        27,000        242,898
                                         -------------- ------------- --------------

Increase (Decrease) in Cash                     (6,883)      (20,392)         2,507

Cash and Cash Equivalents at
  Beginning of Period                            9,390        40,225              -
                                         -------------- ------------- --------------
Cash and Cash Equivalents at
  End of Period                          $       2,507  $     19,833  $       2,507
                                         ============== ============= ==============
Supplemental Cash Flow Information:

  Cash Paid For:
    Interest                             $           -  $          -  $           -
    Income Taxes                         $           -  $          -  $         700

Non-Cash Investing and Financing Activities:
  Assets Contributed by Shareholder      $           -  $          -  $     498,430
  Stock Issued for Notes Payable         $           -  $          -  $      13,200



                                        6

                  Suncrest Global Energy Corp.
                  (A Development Stage Company)
                Notes to the Financial Statements
                        December 31, 2004


GENERAL

Suncrest Global Energy Corp. (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended December 31, 2004 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended June 30, 2004

UNAUDITED INFORMATION

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

ITEM 2.  PLAN OF OPERATION

We are a development stage company, have not recorded revenues in the past two fiscal years and have suffered losses since our inception. Our auditors have expressed doubt that we can continue as a going concern if we do not obtain financing. At the six month period ended December 31, 2004, we had $2,507 cash on hand and total assets of $466,737, which include property, plant and equipment of $464,230. Our total current liabilities were $291,623 at December 31, 2004, and consist of $188,697 notes payable to third parties, $58,826 accrued expenses and $44,100 accounts payable.

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

Historically, we have relied on advances from related parties to cover our administrative, legal and accounting expenses which were $6,784 for the six months ended December 31, 2004. Management believes advances and loans will provide funds for our operations in the short term. For the long term, we anticipate future funding will be a combination of revenues from the mini refinery, once it is operational, and loans or advances from related parties. We may repay these loans, costs of services and advancements with cash, if available, or we may convert them into common stock.

Additional capital may also be provided by private placements of our common stock. We expect that any private placement of stock will be issued pursuant to exemptions from the registration requirements provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.

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


                                  SUNCREST GLOBAL ENERGY CORP.


                                    /s/ John W. Peters
Date: February 11, 2005        By: _______________________________________
                                   John W. Peters
                                   President, Principal Executive Officer,
                                   Principal Financial Officer, and Director