Form 10QSB
period 2005-03-31
SUNCREST GLOBAL ENERGY CORP
filed 2005-05-16
CIK 1122063

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2005

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

As of May 9, 2005, Suncrest Global Energy Corp. had a total of 39,050,000 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes  [   ]   No  [ X ]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements.............................................2

Item 2.  Plan of Operations...............................................8

Item 3.  Controls and Procedures..........................................8

                    PART II: OTHER INFORMATION

Item 6.  Exhibits.........................................................9

Signatures................................................................9



                 _______________________________




                  PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine month periods ended March 31, 2005 and 2004 are unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the six month period ended March 31, 2005 are not necessarily indicative of results to be expected for any subsequent period.

                   Suncrest Global Energy Corp.

               (Formerly Galaxy Specialties, Inc.)

                  (A Development Stage Company)

                       Financial Statements

                          March 31, 2005

                   SUNCREST GLOBAL ENERGY CORP.
                  (A Development Stage Company)
                          Balance Sheets



                              ASSETS
                              ------

                                                      March 31    December 31
                                                        2005          2004
                                                   ------------- -------------
                                                    (Unaudited)
Current Assets
  Cash                                             $     10,672  $      9,390
                                                   ------------- -------------

    Total Current Assets                                 10,672         9,390

Property, Plant and Equipment, net                      464,230       464,230
                                                   ------------- -------------

    Total Assets                                   $    474,902  $    473,620
                                                   ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

Current Liabilities
  Accounts Payable                                 $     44,112  $     44,099
  Accrued Expenses                                       63,581        49,416
  Notes Payable                                         198,697       188,697
                                                   ------------- -------------

    Total Current Liabilities                           306,390       282,212
                                                   ------------- -------------

    Total Liabilities                                   306,390       282,212
                                                   ------------- -------------
STOCKHOLDERS' EQUITY

  Preferred Stock, Authorized 5,000,000
    Shares, $.01 Par Value, Issued and
    Outstanding 0 Shares                                      -             -
  Common Stock, $.001 par value; 70,000,000
    shares authorized; 39,050,000 and 38,050,000
    shares issued and outstanding respectively           39,050        39,050
  Additional Paid-in Capital                            461,380       461,380
  Deficit Accumulated During the Development Stage     (331,918)     (309,022)
                                                   ------------- -------------

    Total Stockholders' Equity                          168,512       191,408
                                                   ------------- -------------

    Total Liabilities and Stockholders' Equity     $    474,902  $    473,620
                                                   ============= =============


                        SUNCREST GLOBAL ENERGY CORP.
                     (Formerly Galaxy Specialties, Inc.)
                        (A Development Stage Company)
                          Statements of Operations
                                 (Unaudited)


                                For the       For the       For the        For the        From
                             three months   three months  nine months   nine months   Inception on
                                ended          ended         ended          ended      July 9, 1996
                               March 31,     March 31,      March 31,     March 31,   to March 31,
                                 2005          2004           2005           2004         2005
                            -------------- ------------- -------------- ------------- -------------
REVENUES                    $           -  $          -  $           -  $          -  $          -

Cost of Sales                           -             -              -             -             -
                            -------------- ------------- -------------- ------------- -------------

 Gross Profit (Loss)                    -             -              -             -             -
                            -------------- ------------- -------------- ------------- -------------
OPERATING EXPENSES
 Engineering & Consulting               -             -              -             -        46,269
 General & Administrative           1,847         8,142          8,632        65,558       221,368
                            -------------- ------------- -------------- ------------- -------------

   Total Operating Expenses         1,847         8,142          8,632        65,558       267,637
                            -------------- ------------- -------------- ------------- -------------

 Net Operating Income (Loss)       (1,847)       (8,142)        (8,632)      (65,558)     (267,637)

Other Income (Expense)
 Interest Expense                  (4,755)       (5,000)       (14,265)      (14,208)      (63,481)
                            -------------- ------------- -------------- ------------- -------------
   Total Other Income (Expense)    (4,755)       (5,000)       (14,265)      (14,208)      (63,481)

Income Tax Expense                      -             -              -             -          (800)
                            -------------- ------------- -------------- ------------- -------------

Net Income (Loss)           $      (6,602) $    (13,142) $     (22,897) $    (79,766) $   (331,918)
                            ============== ============= ============== ============= =============

NET LOSS PER SHARE          $           -  $          -  $           -  $          -  $      (0.02)
                            ============== ============= ============== ============= =============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                  39,050,000    39,050,000     39,050,000    38,494,444    17,972,247
                            ============== ============= ============== ============= =============





                        SUNCREST GLOBAL ENERGY CORP.
                        (A Development Stage Company)
                          Statements of Cash Flows
                                 (Unaudited)



                                                                                 From
                                                                                 Inception on
                                                         For the nine ended      July 9,
                                                              March 31,          1996 Through
                                                   ----------------------------- March 31,
                                                        2005           2004      2005
                                                   --------------- ------------- ---------------
Cash Flows from Operating Activities:
  Net Income (Loss)                                $     (22,897)  $    (79,766) $     (331,918)
  Adjustments to Reconcile net Loss to Net Cash
   Provided by Operations:
     Stock Issued for Services                                 -         10,000          10,000
  Change in Operating Assets and Liabilities:
     (Increase) Decrease in:
     Accounts Receivable                                       -              -               -
     Inventory                                                 -              -               -
     Increase (Decrease) in:
     Accounts Payable & Accrued Expenses                  14,179         14,196          79,692
                                                   --------------- ------------- ---------------

  Net Cash Provided (Used) by Operating Activities        (8,718)       (55,570)       (242,226)
                                                   --------------- ------------- ---------------

  Net Cash Provided (Used) by Investing Activities             -              -               -
                                                   --------------- ------------- ---------------

Cash Flows from Financing Activities:
  Proceeds from Issuance of Common Stock                       -              -           6,800
  Proceeds from Notes Payable                             10,000         27,000         291,098
  Principal Payments on Notes Payable                          -              -         (45,000)
                                                   --------------- ------------- ---------------

  Net Cash Provided (Used) by Financing Activities        10,000         27,000         252,898
                                                   --------------- ------------- ---------------

Increase (Decrease) in Cash                                1,282        (28,570)         10,672

Cash and Cash Equivalents at Beginning of Period           9,390         40,225               -
                                                   --------------- ------------- ---------------

Cash and Cash Equivalents at End of Period         $      10,672   $     11,655  $       10,672
                                                   =============== ============= ===============

Supplemental Cash Flow Information:

  Cash Paid For:
    Interest                                       $          -  $            -  $            -
    Income Taxes                                   $          -  $            -  $          700

  Non-Cash Investing and Financing Activities:
    Assets Contributed by Shareholder              $          -  $            -  $      498,430
    Stock Issued for Notes Payable                 $          -  $            -  $       13,200



                   Suncrest Global Energy Corp.
                  (A Development Stage Company)
                Notes to the Financial Statements
                          March 31, 2005


GENERAL
-------

Suncrest Global Energy Corp. (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended March 31, 2005 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended June 30, 2004.

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

ITEM 2.  PLAN OF OPERATION

We are a development stage company, have not recorded revenues in the past two fiscal years and have suffered losses since our inception. Our auditors have expressed doubt that we can continue as a going concern if we do not obtain financing. At the nine month period ended March 31, 2005, we had $10,672 cash on hand and total assets of $474,902, which include property, plant and equipment of $464,230. Our total current liabilities were $306,390 at March 31, 2005, and consist of $198,697 notes payable to third parties, $63,581 accrued expenses and $44,112 accounts payable.

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


                                     SUNCREST GLOBAL ENERGY CORP.

                                     /s/ John W. Peters
Date: May 12, 2005               By: _______________________________________
                                     John W. Peters
                                     President, Principal Executive Officer,
                                     Principal Financial Officer, and Director