Form 10KSB
period 2005-06-30
SUNCREST GLOBAL ENERGY CORP
filed 2005-09-28
CIK 1122063

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended June 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).   Yes [ ]   No [X]

State issuer's revenue for its most recent fiscal year:  None

The aggregate market value for the voting stock held by non-affiliates cannot be determined due to the fact the registrant's common stock does not have an active trading market.

As of September 6, 2005, the registrant had 39,050,000 shares of common stock outstanding.

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

                             PART II

Item 5.   Market for Common Equity and Related Stockholder Matters...........6
Item 6.   Management's Discussion and Analysis or Plan of Operation..........6
Item 7.   Financial Statements...............................................7
Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure...............................20
Item 8A.  Controls and Procedures...........................................20
Item 8B.  Other Information.................................................20

                             PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act.................20
Item 10.  Executive Compensation............................................21
Item 11.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters...................................21
Item 12.  Certain Relationships and Related Transactions....................22
Item 13.  Exhibits..........................................................22
Item 14.  Principal Accountant Fees and Services............................22
Signatures..................................................................23




In this annual report references to "Suncrest Global," "we," "us," and "our" refer to Suncrest Global Energy Corp. and its subsidiary.


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

                              PART I

ITEM 1. DESCRIPTION OF BUSINESS

Historical Development

Suncrest Global Energy Corp. was incorporated in the state of Nevada on May 22, 1999 as Galaxy Specialties, Inc. On June 9, 2003 Galaxy Specialties, Inc. amended its articles of incorporation and changed the company name to Suncrest Global Energy Corp. On June 10, 2003 Suncrest Global Energy Corp. entered into an share exchange agreement whereby Suncrest Global acquired Coyote Oil Company, Inc. ("Coyote Oil") as a wholly-owned subsidiary. However, for accounting purposes the acquisition was treated as a reverse acquisition and Coyote Oil is the accounting survivor and Suncrest Global is the legal survivor. Coyote Oil is a Nevada corporation formed on July 6, 1996 that owns a proprietary process known as a mini oil refinery. (See "Our Business" and "Item 6. Management's Discussion and Analysis or Plan of Operation," below, for further details).

Our Business

Our business plan is to develop a manufacturing and marketing plan to sell a turnkey mini oil refinery or waste oil refinery to prospective customers. We have entered into an agreement to sell our mini oil refinery prototype, land and assets related to the property located in Green River, Utah. However, the agreement provides for a closing date of June 2006 and we cannot assure you that the sale will be consummated. Therefore, we intend to continue to focus our efforts on the development of the mini oil refinery proprietary process and operations. If the sale is closed, then management believes that we will rely on the proceeds from the sale of our mini refinery to fund operations and continue the development of a marketing plan to sell our proprietary process for mini oil refineries to customers. If the agreement does not close, then we anticipate that we will raise funds to continue development of the mini oil refinery proprietary process.

Management has identified a market segment where we believe our mini refinery would be beneficial because a full size refinery is not cost effective due to limited feed stock and limited output volume. However, we have been unable to fund the restoration of our mini refinery and further development of the proprietary process as of the date of this filing and have been forced to delay our business plans.

      Mini Refinery

Our mini oil refinery proprietary process relies on a scaled down, low cost refining and recycling process which processes crude oil or can be used to recycle waste oils. The mini refinery performs the oil refining process on a small scale, using a small catalyst cracker. A catalyst cracker is the mechanism used to break down hydrogen-carbon atoms in feed stock, like crude oil and recycled waste oil, and convert the feed stock into higher value products, such as gasoline and diesel fuel.

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

Our proprietary process and mini refinery differ from major refineries in a number of ways. Some of the unique features of the proprietary process and mini refinery are:

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

..   Type of Feed Stock:  The mini refinery is designed to use various feed stocks, which may also be combined, including: conventional crude oil, automotive and industrial waste oils, oils extracted from petroleum based waste products, and/or oils produced from the processing of used tires and plastic products. Our proprietary process is also tolerant of silica, making slop oil a feed stock source. Typically, a larger refinery cannot use these types of waste oils because they will contaminate and shut down the catalytic cracker unit. These feedstock capabilities can provide new opportunities for recycling of waste.

..   Catalyst:  A catalyst is a substance which aids a chemical reaction without entering the reaction itself. Catalyst costs are substantially reduced due to the ability of our proprietary process to use expended catalyst sold by larger refineries. The efficiency of expended catalyst is slightly below optimum levels, but is compensated for by a substantial discount in cost. New catalyst can cost $2,000 per ton compared to expended catalyst resold by larger refineries which can be purchased for $100 per ton. Concerns about catalyst poisoning of our system are reduced because down time is usually one day for a mini refinery compared to 8 to 10 days with large cracking units.

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

..   Low Energy Consumption: Our proprietary process, once started, allows the facility to operate on limited energy consumption, thus lowering the cost of production.

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


      Market

We intend to develop a marketing plan to sell mini refineries in the United States and internationally. There are domestic and international markets appropriate for this type of refinery because scaled down operations of a mini refinery allow locating plants in areas previously thought to be uneconomical or unprofitable due to lack of sufficient raw material for profitable plant volume output or prohibitive transportation costs. Our mini refinery proprietary process may use feed stock such as waste oils, oils from pyrolytic processes, coal tar gas oils, oils from used tires, and plastics. The lower output volume of a mini refinery allows the refinery to draw its feed stock from a relatively small area. If the feed stock supplies are exhausted, the portability and small plant size allows the economical movement of the mini refinery to another location.

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

      Patents, Trademarks, and Licenses

We do not own or license any patents or trademarks. We rely on a proprietary process for our mini refinery process.

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

When the land and mini refinery were transferred to Coyote Oil in 1999 the Utah Department of Environmental Quality required a clean up of the site. We completed the tank cleaning in July 2003 and had another estimated $1,000 of clean up remaining.

      Employees

We do not have any employees and management does not anticipate a need to engage any full-time employees until we launch a marketing plan for our mini refinery proprietary process.

Available information

Suncrest Global does not maintain a public internet website; however, we are an electronic filer and our annual, quarterly and current reports may be accessed through the SEC's website at: http://www.sec.gov/.


                 ITEM 2: DESCRIPTION OF PROPERTY

We own approximately 40 acres of land and the mini oil refinery located on that land in Green River, Utah.


                    ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any legal proceedings or threatened proceedings as of the date of this filing.


   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit a matter to a vote of our security holders during the fourth quarter of our 2005 fiscal year.


                             PART II


ITEM 5.  MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On July 21, 2005, the National Association of Securities Dealers (the "NASD") cleared our common stock for an unpriced quotation on the OTC Bulletin Board under the symbol "SUGE." Supplemental information will be required to be filed with the NASD prior to the appearance of a priced quotation, a bid and/or offering price, on that system.

As of September 6, 2005, we had approximately 98 stockholders of record who hold our common stock.

We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.


Recent Sales of Unregistered Securities

We have not issued any unregistered shares of common stock during the fourth quarter of our 2005 fiscal year.


Issuer Purchases of Equity Securities

None.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We are a development stage company, have not recorded revenues in the past two fiscal years, and have suffered losses since our inception. Our auditors have expressed doubt that we can continue as a going concern if we do not obtain financing. As of June 30, 2005, we had total assets of $473,211 and total liabilities of $310,733. Total operating expenses were $9,910 for the year ended June 30, 2005. During the year ended June 30, 2004 we incurred total operating expenses of $67,821, with $46,269 related to engineering and consulting expenses for the clean up and restoration of our mini refinery prototype. Historically we have relied on loans from third parties to fund our operating expenses, resulting in notes payable of $188,697.

Management anticipates that the sale of our mini refinery in 2006 will provide proceeds for the five years after the closing that we may use for further development of our proprietary process and marketing plan. For the short term we likely will rely on loans or advances from other parties to fund our operations. We may repay these loans and advancements with cash, if available, or we may convert them into common stock.

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



Off-balance Sheet Arrangements

None.


                  ITEM 7.  FINANCIAL STATEMENTS

                   Suncrest Global Energy Corp.
               (Formerly Galaxy Specialties, Inc.)
                  (a Development Stage Company)
                       Financial Statements
                          June 30, 2005

                             CONTENTS


Independent Auditor's Report................................................3

Balance Sheets..............................................................4

Statements of Operations ...................................................5

Statements of Stockholders' Equity..........................................6

Statements of Cash Flows....................................................7

Notes to the Financial Statements ..........................................8

   Chisholm,
     Bierwolf &                                 533 West 2600 South, Suite 250
       Nilson, LLC                                       Bountiful, Utah 84010
                                                         Office (801) 292-8756
Certified Public Accountants                                Fax (801) 292-8809

______________________________________________________________________________





     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders of Suncrest Global Energy Corp.:

We have audited the accompanying balance sheets of Suncrest Global Energy Corp. (a development stage company) as of June 30, 2005 and 2004 and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 2005 and 2004 and from inception, July 9, 1996 through June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Suncrest Global Energy Corp. (a development stage company) as of June 30, 2005 and 2004 and the results of its operations and cash flows for the years ended June 30, 2005 and 2004 and from inception, July 9, 1996, through June 30, 2005 in conformity with generally accepted accounting principles in the United States of America.

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



/s/ Chisholm, Bierwolf & Nilson

Chisholm, Bierwolf & Nilson
Bountiful, Utah
September 26, 2005

                   SUNCREST GLOBAL ENERGY CORP.
               (Formerly Galaxy Specialties, Inc.)
                  (A Development Stage Company)
                          Balance Sheets

                              ASSETS


                                                     June 30,       June 30,
                                                       2005           2004
                                                   ------------- -------------

Current Assets
  Cash                                             $      8,981  $      9,390
  Restricted Cash                                             -             -
                                                   ------------- -------------

    Total Current Assets                                  8,981         9,390


Property, Plant and Equipment, net                      464,230       464,230
                                                   ------------- -------------

    Total Assets                                   $    473,211  $    473,620
                                                   ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                                 $     43,700  $     44,099
  Accrued Expenses                                       68,336        49,416
  Advance Sale Deposit                                   10,000             -
  Notes Payable                                         188,697       188,697
                                                   ------------- -------------

    Total Current Liabilities                           310,733       282,212
                                                   ------------- -------------

    Total Liabilities                                   310,733       282,212
                                                   ------------- -------------

STOCKHOLDERS' EQUITY
  Preferred Stock, Authorized 5,000,00 Shares,
    $.01 Par Value, Issued and Outstanding
    0 Shares                                                  -             -
  Common Stock, Authorized 70,000,000 Shares,
    $.001 par Value, Issue and Outstanding
    39,050,000 Shares                                    39,050        39,050
  Additional Paid-in Capital                            461,380       461,380
  Deficit Accumulated During the Development Stage     (337,952)     (309,022)
                                                   ------------- -------------

    Total Stockholders' Equity                          162,478       191,408
                                                   ------------- -------------

    Total Liabilities and Stockholders' Equity     $    473,211  $    473,620
                                                   ============= =============



The accompanying notes are an integral part of these financial statements.

                   Suncest Global Energy Corp.
               (Formerly Galaxy Specialties, Inc.)
                  (A Development Stage Company)
              Consolidated Statements of Operations


                                                                 From
                                       For the Years Ended       Inception on
                                               June 30,          July 9, 1996
                                     --------------------------- to June 30,
                                          2005          2004     2005
                                     ------------- ------------- -------------

REVENUES                             $          -  $          -  $          -

Cost of Sales                                   -             -             -
                                     ------------- ------------- -------------

Gross Profit (Loss)                             -             -             -
                                     ------------- ------------- -------------
OPERATING EXPENSES
  Engineering & Consulting                      -        46,269        46,269
  General & Administrative                  9,910        21,552       222,647
                                     ------------- ------------- -------------

     Total Operating Expenses               9,910        67,821       268,916
                                     ------------- ------------- -------------

     Net Operating Income (Loss)           (9,910)      (67,821)     (268,916)

Other Income (Expense)
  Interest Expense                        (19,020)      (18,645)      (68,236)
                                     ------------- ------------- -------------
    Total Other Income (Expense)          (19,020)      (18,645)      (68,236)

Income Tax Expense                              -          (100)         (800)
                                     ------------- ------------- -------------

Net Income (Loss)                    $    (28,930) $    (86,566) $   (337,952)
                                     ============= ============= =============

NET LOSS PER SHARE                   $          -  $          -  $      (0.02)
                                     ============= ============= =============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                          39,050,000    38,590,984    18,557,383
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




                                                                                       Deficit
                                                                                       Accumulated
                             Preferred Stock          Common Stock       Additional    During the
                          --------------------- ------------------------ Paid-in       Development
                            Shares     Amount      Shares       Amount   Capital       Stage
                          ---------- ---------- ------------- ---------- ------------- -------------

Balance at Inception
 on July 9, 1996                  -  $       -             -  $       -  $          -  $          -

July, 1996 stock issued
 cash at $.001 per share          -          -     6,800,000      6,800             -             -

Net loss for the year
 ended December 31, 1996          -          -             -          -             -             -
                          ---------- ---------- ------------- ---------- ------------- -------------
Balance at
 December 31, 1996                -          -     6,800,000      6,800             -             -

Net loss for the year
 ended December 31, 1997          -          -             -          -             -       (35,986)
                          ---------- ---------- ------------- ---------- ------------- -------------
Balance at
 December 31, 1997                -          -     6,800,000      6,800             -       (35,986)

Net loss for the year
 ended December 31, 1998          -          -             -          -             -        (9,624)
                          ---------- ---------- ------------- ---------- ------------- -------------
Balance at
 December 31, 1998                -          -     6,800,000      6,800             -       (45,610)

March 1999 - Assets
 contributed by
 shareholder                      -          -             -          -       498,430             -

Net loss for the year
 ended December 31, 1999          -          -             -          -             -       (14,754)
                          ---------- ---------- ------------- ---------- ------------- -------------
Balance at
 December 31, 1999                -          -     6,800,000      6,800       498,430       (60,364)

May 2000 - Stock issued
 for notes payable at
 $.001 per share                  -          -    13,200,000     13,200             -             -

Net loss for the year
 ended December 31, 2000          -          -             -          -             -       (94,683)
                          ---------- ---------- ------------- ---------- ------------- -------------
Balance at
 December 31, 2000                -          -    20,000,000     20,000       498,430      (155,047)

Net loss for the year
 ended December 31, 2001          -          -             -          -             -       (24,949)
                          ---------- ---------- ------------- ---------- ------------- -------------
Balance at
 December 31, 2001                -          -    20,000,000     20,000       498,430      (179,996)

Net income (loss)
 for the year ended
 December 31, 2002                -          -             -          -             -       (32,644)
                          ---------- ---------- ------------- ---------- ------------- -------------
Balance at
 December 31, 2002                -          -     2,000,000     20,000       498,430      (212,640)
                          ---------- ---------- ------------- ---------- ------------- -------------



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




                                                                                       Deficit
                                                                                       Accumulated
                             Preferred Stock          Common Stock       Additional    During the
                          --------------------- ------------------------ Paid-in       Development
                            Shares     Amount      Shares       Amount   Capital       Stage
                          ---------- ---------- ------------- ---------- ------------- -------------

Balance at
 December 31, 2002                -          -     2,000,000     20,000       498,430      (212,640)

June 2003 - Reverse
 acquisition adjustment           -          -    18,050,000     18,050       (46,050)            -

Net income (loss) for
 the six months ended
 June 30, 2003                    -          -             -          -             -        (9,816)
                          ---------- ---------- ------------- ---------- ------------- -------------

Balance at June 30, 2003          -          -    38,050,000     38,050       452,380      (222,456)

December 2003 - Shares
 issued for services
 at $0.01 per share               -          -     1,000,000      1,000         9,000             -

Net income (loss)
 for the year ended
 June 30, 2004                    -          -             -          -             -       (86,566)
                          ---------- ---------- ------------- ---------- ------------- -------------

Balance at June 30, 2004          -          -    39,050,000     39,050       461,380      (309,022)

Net income (loss)
 for the year ended
 June 30, 2005                    -          -             -          -             -       (28,930)
                          ---------- ---------- ------------- ---------- ------------- -------------

Balance at June 30, 2005          -  $       -    39,050,000  $  39,050  $    461,380  $   (337,952)
                          ========== ========== ============= ========== ============= =============



    The accompanying notes are an integral part of these financial statements.

                                        14








                   SUNCREST GLOBAL ENERGY CORP.
               (Formerly Galaxy Specialties, Inc.)
                  (A Development Stage Company)
              Consolidated Statements of Cash Flows



                                                                         From
                                               For the Years Ended       Inception on
                                                       June 30,          July 9, 1996
                                             --------------------------- Through
                                                  2005          2004     June 30, 2005
                                             ------------- ------------- -------------
Cash Flows from Operating Activities:
 Net Income (Loss)                           $    (28,930) $    (86,566) $   (337,952)
 Adjustments to Reconcile net Loss
   to Net Cash Provided by Operations:
   Stock Issued for Services                            -        10,000        10,000
 Change in Operating Assets and Liabilities:
   (Increase) Decrease in:
    Accounts Receivable                                 -             -             -
    Inventory                                           -             -             -
    Increase (Decrease) in:
    Accounts Payable & Accrued Expenses            18,521        18,731        84,035
                                             ------------- ------------- -------------
 Net Cash Provided (Used) by
 Operating Activities                             (10,409)      (57,835)     (243,917)
                                             ------------- ------------- -------------
Cash Flows from Investing Activities:
 Advance Sale Deposit                              10,000             -        10,000
                                             ------------- ------------- -------------
 Net Cash Provided (Used) by
 Investing Activities                              10,000             -        10,000
                                             ------------- ------------- -------------
Cash Flows from Financing Activities:
 Proceeds from Issuance of Common Stock                 -             -         6,800
 Proceeds from Notes Payable                            -        27,000       281,098
 Principal Payments on Notes Payable                    -             -       (45,000)
                                             ------------- ------------- -------------
 Net Cash Provided (Used) by
 Financing Activities                                   -        27,000       242,898
                                             ------------- ------------- -------------

Increase (Decrease) in Cash                          (409)      (30,835)        8,981

Cash and Cash Equivalents at
 Beginning of Period                                9,390        40,225             -
                                             ------------- ------------- -------------

Cash and Cash Equivalents at End of Period   $      8,981  $      9,390  $      8,981
                                             ============= ============= =============

Supplemental Cash Flow Information:

 Cash Paid For:
   Interest                                  $          -  $          -  $          -
   Income Taxes                              $          -  $          -  $        800

 Non-Cash Investing and Financing Activities:
   Assets Contributed by Shareholder         $          -  $          -  $    498,430
   Stock Issued for Notes Payable            $          -  $          -  $     13,200
   Stock Issued for Services                 $          -  $     10,000  $     10,000




The accompanying notes are an integral part of these financial statements.

                                15




                  Suncrest Global Energy Corp.
               (Formerly Galaxy Specialties, Inc.)
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                          June 30, 2005


NOTE 1 - Summary of Significant Accounting Policies

     a.  Organization

     Suncrest Global Energy Corp. (the Company), (formerly Galaxy Specialties, Inc.), a Nevada Corporation, was incorporated on May 22, 2000. The Company is currently in the development stage as defined in Financial Accounting Standards Board No. 7. It has been concentrating all of it efforts on restoring its mini oil refinery located in Green River, UT which was acquired in the acquisition of Coyote Oil Company, Inc. See below for the details of the acquisition.

     On June 5, 2000, the Company merged with Hystar Aerospace Marketing Corporation of Montana, Inc. (Hystar). Hystar's business plan was to lease, sell and market certain technology. The technology proved to be prohibitive and further activity ceased. Hystar never commenced operations.

     On June 10, 2003, Galaxy Specialties, Inc. (Galaxy) entered into a share exchange agreement with Coyote Oil Company, Inc. (Coyote), a private Nevada corporation. Pursuant to the agreement, Galaxy exchanged 20,000,000 shares of common stock for all of the outstanding common stock of Coyote and changed its name to Suncrest Global Energy Corp. The management of Galaxy resigned and was replaced by the management of Coyote. The acquisition has been recorded as a reverse acquisition whereby Coyote is the accounting survivor and the Company is the legal survivor, therefore, the historical financial statements presented are those of Coyote.

     b.  Accounting Method

     The Company recognizes income and expense on the accrual basis of accounting.

     c.  Cash and Cash Equivalents

     The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

     d.  Property, Plant and Equipment

     Property, Plant and Equipment consists of the following at June 30, 2005 and 2004:

                                              2005          2004
                                         -------------- -------------

     Property and Plant                  $     464,230  $    464,230
     Accumulated Depreciation                        -             -
                                         -------------- -------------
     Total Property, Plant and Equipment $     464,230  $    464,230
                                         ============== =============

                  Suncrest Global Energy Corp.
               (Formerly Galaxy Specialties, Inc.)
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                          June 30, 2005


NOTE 1 - Summary of Significant Accounting Policies (Continued)

     d.  Property, Plant and Equipment (Continued)

     The Provision for depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Since the assets have not been placed in service as of June 30, 2005, no depreciation expense has been recognized for the year ended June 30, 2005 and 2004 and from inception on July 9, 1996 thru June 30, 2005.

     In accordance with Financial Accounting Standards Board Statement No. 144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. As of June 30, 2005, no impairments have been recognized.

     e.  Provision for income Taxes

     No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $337,952 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2016.

     Deferred tax assets and valuation account is as follows at June 30, 2005 and 2004:

     Deferred tax asset:
                                                 2005        2004
                                           ------------- -------------
        NOL carryforward                   $     94,660  $     86,566
        Valuation allowance                     (94,660)      (86,566)
                                           ------------- -------------
            Total                          $          -  $          -
                                           ============= =============

     f.  Earnings (loss) Per Share

     The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Fully dilutive earnings per share has not been presented because it equals primary earnings per share.


                                 For the Year  For the Year  From Inception
                                    Ended         Ended      on July 9, 1996
                                   June 30,      June 30,    thru June 30,
                                     2005          2004      2005
                                 ------------- ------------- ---------------
     Income (loss) Numerator     $    (28,930) $    (86,566) $     (337,952)
     Shares (Denominator)          39,050,000    38,590,984      18,557,383
                                 ------------- ------------- ---------------
     Per Share Amount            $      (0.00) $      (0.00) $        (0.02)
                                 ============= ============= ===============

                  Suncrest Global Energy Corp.
               (Formerly Galaxy Specialties, Inc.)
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                          June 30, 2005

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

     i.  Financial Instruments

     The recorded amounts for financial instruments, including cash equivalents, receivables, investments, accounts payable and accrued expenses, and long-term debt approximate their market values as of June 30, 2005. The Company has no investments in derivative financial instruments.

NOTE 2 - Going Concern

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and has no operations and is dependent upon financing to continue operations. The financial statements do not include any adjustments
that might result from the outcome of this uncertainty.   Management
anticipates that funds received from the sale of the refinery as discussed in
Note 4 will provide adequate funding for operations during the coming year.

NOTE 3 - Notes Payable

     Notes Payable is detailed as follows at June 30, 2005 and 2004:


                                                           2005       2004
                                                       ----------- -----------
       Notes payable to an individual, bears interest
        at 10%, unsecured, payable upon demand         $   47,000  $   47,000

       Notes payable to a company, matures December,
        2003, bears interest at 10%, principal due at
        maturity, secured by oil refinery, convertible
        into common stock at a rate established by
        the Board                                         141,697     141,697
                                                       ----------- -----------

       Total Notes Payable                             $  188,697  $  188,697
                                                       =========== ===========

                  Suncrest Global Energy Corp.
               (Formerly Galaxy Specialties, Inc.)
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                          June 30, 2005


NOTE 4 - Subsequent Events

     On June 3, 2005, the Company entered into an agreement to sell the land and refinery in Green River to an unrelated corporation for a price of $500,000. The Company has received deposits in the amount of $50,000 ($10,000 as of June 30, 2005 and $40,000 subsequent to June 30, 2005). The Company anticipates closing the transaction in early 2006.

NOTE 5 - Recent Pronouncements

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4 Inventory Pricing. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material ( spoilage). SFAS No. 149 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 will not have an impact on the Company's financial statements.

     In December 2004, the FASB issued SFAS No. 152, Amendment of FASB Statement No. 66, Accounting for Sales of Real Estate, which references the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. SFAS No. 152 is effective for financial statements for fiscal years beginning after June 15, 2005. The adoption of SFAS no. 152 will not have an impact on the Company's financial statements.

     In December 2004, the FASB issued SFAS No. 153, Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions, which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. This adoption of SFAS No. 153 will not have any impact on the Company's financial statements.

     In December 2004, the FASBN issued SFAS No. 123 (revised), Accounting for Stock-Based Compensation, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This adoption of SFAS No. 123 (revised) did not have any impact on the Company's financial statements.

      ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE

In our Current Report on Form 8-K, filed February 13, 2004, we reported that our independent auditors, Chisholm & Associates, Certified Public Accountants, resigned as our independent auditors and that we engaged Chisholm, Bierwolf & Nilson, LLC as our independent auditors.


                ITEM 8A.  CONTROLS AND PROCEDURES

Our President, who acts in the capacity of principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, he concluded that our disclosure controls and procedures were effective.

Our President also determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.


                   ITEM 8B.  OTHER INFORMATION

None.


                             PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

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

Name             Age  Position Held                         Director Since
-----            ---- -------------                         --------------
John W. Peters   53   President and Director                June 9, 2003
April L. Marino  31   Secretary/Treasurer and Director      June 5, 2000

John W. Peters   Mr. Peters has been involved with Coyote Oil since its
inception in 1996 and has served as President of that company since June 15, 2001. Since July 1999 Mr. Peters has been the manager of Development Specialties, Inc. a property development and management company. He is a director of Bingham Canyon Corporation, Earth Products and Technologies, Inc., Skinovation Pharmaceutical Incorporated and Cancer Capital Corp., reporting companies. Mr. Peters studied business administration at Long Beach Community College and California Polytechnic State University in San Louis Obispo, California

April L. Marino   Ms. Marino is employed as a administrative assistant by
First Equity Holdings Corp. She has been an employee of that company since December 1997. She is a director of Pinecrest Services, Inc. and Libra Alliance Corporation, reporting companies.

Audit Committee Financial Expert

Because we have minimal operations we do not have an audit committee serving at this time and, accordingly, we do not have an audit committee financial expert serving on an audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based upon our records and representations to us that no Forms 5 were required, we believe no filings were required to be filed during our 2005 fiscal year.

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


                 ITEM 10.  EXECUTIVE COMPENSATION

Our named executive officers have not received any cash compensation, bonuses, stock appreciation rights, long term compensation, stock awards or long-term incentive rights from us during the past three fiscal years. John W. Peters, who acted in a capacity similar to Chief Executive Officer during the past fiscal year, did not receive any compensation during fiscal year 2005.

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


Certain Beneficial Owners

The following table lists the beneficial ownership by our management and each person or group known by us to own beneficially more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 39,050,000 shares of common stock outstanding as of September 6, 2005.


                    CERTAIN BENEFICIAL OWNERS
                     ------------------------

Name and address of                       Amount and nature         Percentage
beneficial owner       Title of class     of beneficial ownership   of class
--------------------   ----------------   -----------------------   ---------
VIP Worldnet, Inc.         Common             15,036,621 (1)         38.5%
154 E.  Ford Avenue
Salt Lake City, Utah
84115

 (1) VIP Worldnet, Inc. holds 15,000,000 shares and its directors and officers beneficially own the following shares of our common stock:
       Joanne Clinger, President, owns 28,597 shares and Wayne Reichman, Secretary, owns 8,024 shares.


                            MANAGEMENT
                            ----------

Name and Address of                       Amount and nature         Percentage
Beneficial Owner          Title of class  of beneficial ownership   of class
------------------------  --------------  -----------------------   ----------
John W. Peters                Common              7,500,200           19.2%
2554 West 4985 South
Taylorsville, UT 84118

April L. Marino               Common                    400      Less than 1%
#584, 3353 S. Main Street,
Salt Lake City, UT 84115

All directors and executive   Common              7,500,600            19.2%
officers as a group

(2) Represents 7,500,000 common shares owned by Mr. Peters and 200 shares owned by his spouse.




     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have not entered into or proposed any transactions during the last two years in which a director, executive officer or more than 5% shareholder had a material direct or indirect interest.


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


         ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Accountant Fees

The following table presents the aggregate fees billed for each of the last two fiscal years by our principal accountants, Chisholm, Bierwolf and Nilson, LLC and Chisholm & Associates, in connection with the audit of our financial statements and other professional services rendered by those firms.

                                               2005         2004
                                             --------     --------
            Audit fees                       $ 7,785      $ 7,260
            Audit-related fees                     0            0
            Tax fees                               0            0
            All other fees                   $   285      $     0


Audit fees represent the professional services rendered for the audit of our annual financial statements and the review of our financial statements included in quarterly reports, along with services normally provided by the accountant in connection with statutory and regulatory filings or engagements. Audit-related fees represent professional services rendered for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the principal accountant for tax compliance, tax advise, and tax planning. All other fees represent fees billed for products and services provided by the principal accountant, other than the services reported for the other categories.

Audit Committee Pre-approval Policies

We do not have an audit committee currently serving, and as a result, our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.


                            SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SUNCREST GLOBAL ENERGY CORP.


                                   /s/ John W. Peters
Date: September 27, 2005      By: _______________________________________
                                  John W. Peters, President



In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                   /s/ John W. Peters
Date: September 27, 2005      By: __________________________________________
                                  John W. Peters
                                  President, Principal Executive Officer,
                                  Principal Financial and Accounting Officer
                                  and Director



                                   /s/ April L. Marino
Date: September 27, 2005      By: __________________________________________
                                  April L. Marino, Secretary/Treasurer
                                  and Director