Form 10QSB
period 2005-09-30
SUNCREST GLOBAL ENERGY CORP
filed 2005-11-14
CIK 1122063

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2005


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

As of October 25, 2005, Suncrest Global Energy Corp. had a total of 39,050,000 shares of common stock issued and outstanding.

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





                 _______________________________




                  PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month periods ended September 30, 2005 and 2004 are unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three month period ended September 30, 2005 are not necessarily indicative of results to be expected for any subsequent period.

                   Suncrest Global Energy Corp.

               (Formerly Galaxy Specialties, Inc.)

                  (A Development Stage Company)

                       Financial Statements

                        September 30, 2005

                   SUNCREST GLOBAL ENERGY CORP.
                   A Development Stage Company)
                          Balance Sheets

                              ASSETS

                                                    September 30,   June 30,
                                                        2005          2005
                                                   ------------- -------------
                                                    (Unaudited)
Current Assets
  Cash                                             $      3,249  $      8,981
  Restricted Cash                                             -             -
                                                   ------------- -------------
    Total Current Assets                                  3,249         8,981

Property, Plant and Equipment, net                      464,230       464,230
                                                   ------------- -------------

    Total Assets                                   $    467,479  $    473,211
                                                   ============= =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                                       50,700        43,700
  Accrued Expenses                                       73,164        68,336
  Advance Sale Deposit                                        -        10,000
  Notes Payable                                         188,697       188,697
                                                   ------------- -------------

    Total Current Liabilities                           312,561       310,733
                                                   ------------- -------------

    Total Liabilities                                   312,561       310,733
                                                   ------------- -------------
STOCKHOLDERS' EQUITY
  Preferred Stock,
   Authorized 5,000,000 Shares, $.01 Par Value,
   Issued and Outstanding -0- Shares                          -             -
  Common Stock,
   Authorized 70,000,000 Shares, $.001 Par Value,
   Issued and Outstanding 39,050,000 Shares              39,050        39,050
  Additional Paid-in Capital                            461,380       461,380
  Deficit Accumulated During the Development Stage     (345,512)     (337,952)
                                                   ------------- -------------

    Total Stockholders' Equity (deficit)                154,918       162,478
                                                   ------------- -------------

    Total Liabilities and Stockholders' Equity     $    467,479  $    473,211
                                                   ============= =============

                   SUNCREST GLOBAL ENERGY CORP.
               (Formerly Galaxy Specialties, Inc.)
                  (A Development Stage Company)
                     Statement of Operations
                           (Unaudited)

                                   For the       For the       From
                                   three months  three months  Inception on
                                   ended         ended         July 9, 1996
                                   September 30, September 30, to Sept. 30,
                                   2005          2004          2005
                                   ------------- ------------- -------------
REVENUES                           $          -  $          -  $          -

Cost of Sales                                 -             -             -
                                   ------------- ------------- -------------

Gross Profit (Loss)                           -             -             -
                                   ------------- ------------- -------------

OPERATING EXPENSES
  Engineering & Consulting                    -             -        46,269
  General & Administrative                2,732         1,607       225,379
                                   ------------- ------------- -------------

    Total Operating Expenses              2,732         1,607       271,648
                                   ------------- ------------- -------------

    Net Operating Income (Loss)          (2,732)       (1,607)     (271,648)

Other Income (Expense)
  Interest Expense                       (4,828)       (4,755)      (73,064)
                                   ------------- ------------- -------------
    Total Other Income (Expense)         (4,828)       (4,755)      (73,064)

Income Tax Expense                            -             -          (800)
                                   ------------- ------------- -------------

  Net Income (Loss)                $     (7,560) $     (6,362) $   (345,512)
                                   ============= ============= =============

NET LOSS PER SHARE                 $          -  $          -  $      (0.02)
                                   ============= ============= =============

WEIGHTED AVERAGE SHARES OUTSTANDING  39,050,000    39,050,000    19,116,825
                                   ============= ============= =============



                   SUNCREST GLOBAL ENERGY CORP.
                  (A Development Stage Company)
                     Statement of Cash Flows
                           (Unaudited)

                                                                        From
                                                                        Inception on
                                            For the three months ended  July 9, 1996
                                                  September 30,         Through
                                                 2005        2004       Sept. 30, 2005
                                           -------------- ------------- --------------
Cash Flows from Operating Activities
 Net Income (Loss)                         $      (7,560) $     (6,362) $    (345,512)
 Adjustments to Reconcile Net Loss
  to Net Cash Provided by Operations:
   Stock issued for services                           -             -         10,000
 Change in Operating Assets and Liabilities:
  (Increase) Decrease in:
  Accounts Receivable                                  -             -              -
  Inventory                                            -             -              -
  Increase (Decrease) in:
  Accounts Payable & Accrued Expenses             11,828         4,654         95,863
                                           -------------- ------------- --------------
  Net Cash Provided (Used) by
  Operating Activities                             4,268        (1,708)      (239,649)
                                           -------------- ------------- --------------

Cash Flows from Investing Activities
  Advance Sale Deposit                           (10,000)            -              -
                                           -------------- ------------- --------------
  Net Cash Provided (Used) by
  Investing Activities                           (10,000)            -              -
                                           -------------- ------------- --------------
Cash Flows from Financing Activities:
  Proceeds from Issuance of Common Stock               -             -          6,800
  Proceeds from Notes Payable                          -             -        281,098
  Principal Payments on Notes Payable                  -             -        (45,000)
                                           -------------- ------------- --------------
  Net Cash Provided (Used) by
  Financing Activities                                 -             -        242,898
                                           -------------- ------------- --------------
Increase (Decrease) in Cash                       (5,732)       (1,708)         3,249

Cash and Cash Equivalents at
  Beginning of Period                              8,981         9,330              -
                                           -------------- ------------- --------------

Cash and Cash Equivalents at End of Period $       3,249  $      7,682  $       3,249
                                           ============== ============= ==============
Supplemental Cash Flow Information:

  Cash Paid For:
    Interest                               $           -  $          -  $           -
    Income Taxes                           $           -  $          -  $         800

  Non-Cash Investing and Financing Activities:
    Assets Contributed by Shareholder      $           -  $          -  $     498,430
    Stock Issued fo Notes Payable          $           -  $          -  $      13,200






                   Suncrest Global Energy Corp.
                  (A Development Stage Company)
                Notes to the Financial Statements
                        September 30, 2005


GENERAL

Suncrest Global Energy Corp. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended September 30, 2005 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended June 30, 2005.

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


ITEM 2.  PLAN OF OPERATION

We are a development stage company, have not recorded revenues in the past two fiscal years and have suffered losses since our inception. Our auditors have expressed doubt that we can continue as a going concern if we do not obtain financing. At the three month period ended September 30, 2005, we had $3,249 cash on hand and total assets of $467,479, which include property, plant and equipment of $464,230. Our total current liabilities were $312,561 at September 30, 2005, and consist of $188,697 notes payable to third parties, $73,164 accrued expenses and $50,700 accounts payable.

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

Management anticipates that the sale of our mini refinery in 2006 will provide proceeds for five years after the closing that we may use for further development of our proprietary process and marketing plan. For the short term we likely will rely on loans or advances from other parties to fund our operations. We may repay these loans and advancements with cash, if available, or we may convert them into common stock.

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

Our President also determined that there were no changes made in our internal controls over financial reporting during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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


                                   SUNCREST GLOBAL ENERGY CORP.

                                     /s/ John W. Peters
Date: November 8, 2005          By: _______________________________________
                                    John W. Peters
                                    President, Principal Executive Officer,
                                    Principal Financial Officer, and Director