Form 10QSB
period 2005-12-31
SUNCREST GLOBAL ENERGY CORP
filed 2006-02-14
CIK 1122063

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 2005


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

As of February 6, 2006, Suncrest Global Energy Corp. had a total of 39,050,000 shares of common stock issued and outstanding.

Transitional small business disclosure format:      Yes [ ]   No  [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements..............................................2

Item 2.  Plan of Operation.................................................8

Item 3.  Controls and Procedures...........................................8

                    PART II: OTHER INFORMATION

Item 6.  Exhibits..........................................................9

Signatures.................................................................9


                 _______________________________




                  PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six month periods ended December 31, 2005 and 2004 are unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the six month period ended December 31, 2005 are not necessarily indicative of results to be expected for any subsequent period.

                   Suncrest Global Energy Corp.

               (Formerly Galaxy Specialties, Inc.)

                  (a Development Stage Company)

                       Financial Statements

                        December 31, 2005

                   SUNCREST GLOBAL ENERGY CORP.
                   (A Development Stage Company)
                          Balance Sheets


                           ASSETS

                                                    December 31     June 30,
                                                       2005          2005
                                                   ------------- -------------
                                                    (Unaudited)
Current Assets
  Cash                                             $      1,720  $      8,981
                                                   ------------- -------------

    Total Current Assets                                  1,720         8,981

Property, Plant and Equipment, net                      464,230       464,230
                                                   ------------- -------------

    Total Assets                                   $    465,950  $    473,211
                                                   ============= =============


              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                                 $     51,100  $     43,700
  Accrued Expenses                                       77,919        68,336
  Advance Deposit                                             -        10,000
  Notes Payable                                         188,697       188,697
                                                   ------------- -------------

    Total Current Liabilities                           317,716       310,733
                                                   ------------- -------------

    Total Liabilities                                   317,716       310,733
                                                   ------------- -------------
STOCKHOLDERS' EQUITY
  Preferred Stock, Authorized 5,000,00 Shares,
   $.01 Par Value, Issued and Outstanding 0 Shares            -             -
  Common Stock, Authorized 70,000,000 Shares,
   $.001 par Value, Issue and Outstanding
   39,050,000 Shares                                     39,050        39,050
  Additional Paid-in Capital                            461,380       461,380
  Deficit Accumulated During the Development Stage     (352,196)     (337,952)
                                                   ------------- -------------

    Total Stockholders' Equity                          148,234       162,478
                                                   ------------- -------------

    Total Liabilities and Stockholders' Equity     $    465,950  $    473,211
                                                   ============= =============





                          SUNCREST GLOBAL ENERGY CORP.
                       (Formerly Galaxy Specialties, Inc.)
                          (A Development Stage Company)
                             Statement of Operations
                                   (Unaudited)



                                  For the       For the       For the       For the       From
                                  three months  three months  six months    six months    Inception on
                                  ended         ended         ended         ended         July 9, 1996
                                  December 31,  December 31,  December 31,  December 31,  to Dec. 31,
                                  2005          2004          2005          2004          2005
                                  ------------- ------------- ------------- ------------- -------------

REVENUES                          $          -  $          -  $          -  $          -  $          -

Cost of Sales                                -             -             -             -             -
                                  ------------- ------------- ------------- ------------- -------------

Gross Profit (Loss)                          -             -             -             -             -
                                  ------------- ------------- ------------- ------------- -------------
OPERATING EXPENSES
  Engineering & Consulting                   -             -             -             -        46,269
  General & Administrative               1,929         5,177         4,661         6,784       227,308
                                  ------------- ------------- ------------- ------------- -------------

     Total Operating Expenses            1,929         5,177         4,661         6,784       273,577
                                  ------------- ------------- ------------- ------------- -------------

Net Operating Income (Loss)             (1,929)       (5,177)       (4,661)       (6,784)     (273,577)

Other Income (Expense)
  Interest Expense                      (4,755)       (4,755)       (9,583)       (9,510)      (77,819)
                                  ------------- ------------- ------------- ------------- -------------
     Total Other Income (Expense)       (4,755)       (4,755)       (9,583)       (9,510)      (77,819)

Income Tax Expense                           -             -             -             -          (800)
                                  ------------- ------------- ------------- ------------- -------------

Net Income (Loss)                 $     (6,684) $     (9,932) $    (14,244) $    (16,294) $   (352,196)
                                  ============= ============= ============= ============= =============

NET LOSS PER SHARE                $          -  $          -  $          -  $          -  $      (0.02)
                                  ============= ============= ============= ============= =============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                       39,050,000    39,050,000    39,050,000    39,050,000    19,676,267
                                  ============= ============= ============= ============= =============












                           SUNCREST GLOBAL ENERGY CORP.
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)



                                                                                   From
                                                                                   Inception on
                                                       For the six months ended    July 9, 1996
                                                              December 31,         Through
                                                           2005          2004      December 31, 2005
                                                     -------------- -------------- -----------------
Cash Flows from Operating Activities:
  Net Income (Loss)                                  $     (14,244) $     (16,294) $     (352,196)
  Adjustments to Reconcile net Loss to Net Cash
  Provided by Operations:
    Stock Issued for Services                                    -              -          10,000
  Change in Operating Assets and Liabilities:
    (Increase) Decrease in:
    Accounts Receivable                                          -              -               -
    Inventory                                                    -              -               -
    Increase (Decrease) in:
    Accounts Payable & Accrued Expenses                     11,983          9,411          96,018
                                                     -------------- -------------- ---------------

  Net Cash Provided (Used) by Operating Activities          (2,261)        (6,883)       (246,178)
                                                     -------------- -------------- ---------------

Cash Flows from Investing Activities:
  Advance Sale Deposit                                     (10,000)             -               -
                                                     -------------- -------------- ---------------

  Net Cash Provided (Used) by Investing Activities         (10,000)             -               -
                                                     -------------- -------------- ---------------
Cash Flows from Financing Activities:
  Cash from Advance                                          5,000              -           5,000
  Proceeds from Issuance of Common Stock                         -              -           6,800
  Proceeds from Notes Payable                                    -              -         281,098
  Principal Payments on Notes Payable                            -              -         (45,000)
                                                     -------------- -------------- ---------------

  Net Cash Provided (Used) by Financing Activities           5,000              -         247,898
                                                     -------------- -------------- ---------------

Increase (Decrease) in Cash                                 (7,261)        (6,883)          1,720

Cash and Cash Equivalents at Beginning of Period             8,981          9,390               -
                                                     -------------- -------------- ---------------

Cash and Cash Equivalents at End of Period           $       1,720  $       2,507  $        1,720
                                                     ============== ============== ===============

Supplemental Cash Flow Information:

  Cash Paid For:
    Interest                                         $           -  $           -  $            -
    Income Taxes                                     $           -  $           -  $          800

  Non-Cash Investing and Financing Activities:
    Assets Contributed by Shareholder                $           -  $           -  $      498,430
    Stock Issued for Notes Payable                   $           -  $           -  $       13,200


                                        6





                  Suncrest Global Energy Corp.
                  (A Development Stage Company)
                Notes to the Financial Statements
                        December 31, 2005


GENERAL

Suncrest Global Energy Corp. (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended December 31, 2005 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended June 30, 2005

UNAUDITED INFORMATION

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

Executive Overview

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

We own a mini oil refinery prototype located in Green River, Utah. We are negotiating a potential sale of our mini refinery; however, we cannot assure you that the sale will be consummated. Therefore, we intend to continue to focus our efforts on the development of the mini oil refinery proprietary process and operations. If the sale is closed, then management believes that we will rely on the proceeds from the sale of our mini refinery to fund operations and continue the development of a marketing plan to sell our proprietary process for mini oil refineries to customers. If the sale does not close, then we anticipate that we will need to raise funds to continue development of our business plan.

Plan of Operation

We are a development stage company, have not recorded revenues in the past two fiscal years and have suffered losses since our inception. Our auditors have expressed doubt that we can continue as a going concern if we do not obtain financing. At the six month period ended December 31, 2005, we had $1,720 cash on hand and total assets of $465,950, which include property, plant and equipment of $464,230. Our total current liabilities were $317,716 at December 31, 2005, and consist of $188,697 notes payable to third parties, $77,919 accrued expenses and $51,100 accounts payable.
Accordingly, we cannot satisfy our cash requirements and liabilities and will need to raise additional capital to further develop our business plan. Any additional capital will be used to bring our prototype mini refinery to operational status and to develop our marketing plan for our turn-key mini refinery.

We have historically relied on advances from third parties to cover cash shortfalls and we have issued common stock to pay for services rendered. For the next twelve months we expect to rely on loans or advances from third parties to fund our operations. We may repay these loans and advancements with cash, if available, or we may convert them into common stock. If the sale of our mini refinery closes, then we will rely on the proceeds from that sale to continue development of our business plan.

ITEM 3.  CONTROLS AND PROCEDURES

Our President, who acts in the capacity of principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, he concluded that our disclosure controls and procedures were effective.

Our President also determined that there were no changes made in our internal controls over financial reporting during the second quarter of our 2006 fiscal year that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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



                                     SUNCREST GLOBAL ENERGY CORP.


                                     /S/ John W. Peters
Date: February 13, 2006          By: _________________________________________
                                     John W. Peters
                                     President, Principal Executive Officer,
                                     Principal Financial Officer, and Director