Form 10QSB
period 2006-03-31
SUNCREST GLOBAL ENERGY CORP
filed 2006-05-15
CIK 1122063

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2006


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

As of May 1, 2006, Suncrest Global Energy Corp. had a total of 39,050,000 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements..............................................2

Item 2.  Management's Discussion and Analysis or Plan of Operation.........8

Item 3.  Controls and Procedures...........................................9

                    PART II: OTHER INFORMATION

Item 6.  Exhibits..........................................................9

Signatures.................................................................9





                  PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine month periods ended March 31, 2006 and 2005 are unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the nine month period ended March 31, 2006 are not necessarily indicative of results to be expected for any subsequent period.

                   Suncrest Global Energy Corp.

               (Formerly Galaxy Specialties, Inc.)

                  (A Development Stage Company)

                       Financial Statements

                          March 31, 2006

                   SUNCREST GLOBAL ENERGY CORP.
                   (A Development Stage Company)
                          Balance Sheets



                              ASSETS
                             -------

                                                      March 31    December 31
                                                        2006          2005
                                                   ------------- -------------
                                                    (Unaudited)
Current Assets
  Cash                                             $      1,567  $      8,981
                                                   ------------- -------------

    Total Current Assets                                  1,567         8,981

Property, Plant and Equipment, net                      464,230       464,230
                                                   ------------- -------------

    Total Assets                                   $    465,797  $    473,211
                                                   ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY
              -------------------------------------

Current Liabilities
  Accounts Payable                                 $     51,100  $     43,700
  Accrued Expenses                                       82,674        68,336
  Advance Deposit                                             -        10,000
  Notes Payable                                         188,697       188,697
                                                   ------------- -------------

    Total Current Liabilities                           322,471       310,733
                                                   ------------- -------------

    Total Liabilities                                   322,471       310,733
                                                   ------------- -------------
STOCKHOLDERS' EQUITY
  Preferred Stock, Authorized 5,000,00 Shares,
   $.01 Par Value, Issued and Outstanding 0 Shares            -             -
  Common Stock, Authorized 70,000,000 Shares,
   $.001 par Value, Issue and Outstanding
   39,050,000 Shares                                     39,050        39,050
  Additional Paid-in Capital                            461,380       461,380
  Deficit Accumulated During the Development Stage     (357,104)     (337,952)
                                                   ------------- -------------

  Total Stockholders' Equity                            143,326       162,478
                                                   ------------- -------------

  Total Liabilities and Stockholders' Equity       $    465,797  $    473,211
                                                   ============= =============


                        SUNCREST GLOBAL ENERGY CORP.
                     (Formerly Galaxy Specialties, Inc.)
                        (A Development Stage Company)
                          Statements of Operations
                                 (Unaudited)


                                For the       For the       For the        For the        From
                             three months   three months  nine months   nine months   Inception on
                                ended          ended         ended          ended      July 9, 1996
                               March 31,     March 31,      March 31,     March 31,   to March 31,
                                 2006          2005           2006           2005         2006
                            -------------- ------------- -------------- ------------- -------------
REVENUES                    $           -  $          -  $           -  $          -  $          -

Cost of Sales                           -             -              -             -             -
                            -------------- ------------- -------------- ------------- -------------

 Gross Profit (Loss)                    -             -              -             -             -
                            -------------- ------------- -------------- ------------- -------------
OPERATING EXPENSES
  Engineering & Consulting              -             -              -             -        46,269
  General & Administrative            153         1,847          4,814         8,632       227,461
                            -------------- ------------- -------------- ------------- -------------

   Total Operating Expenses           153         1,847          4,814         8,632       273,730
                            -------------- ------------- -------------- ------------- -------------

  Net Operating Income (Loss)        (153)       (1,847)        (4,814)       (8,632)     (273,730)

Other Income (Expense)
  Interest Expense                 (4,755)       (4,755)       (14,338)      (14,265)      (82,574)
                            -------------- ------------- -------------- ------------- -------------

  Total Other Income (Expense)     (4,755)       (4,755)       (14,338)      (14,265)      (82,574)

Income Tax Expense                      -             -              -             -          (800)
                            -------------- ------------- -------------- ------------- -------------

Net Income (Loss)           $      (4,908) $     (6,602) $     (19,152) $    (22,897) $   (357,104)
                            ============== ============= ============== ============= =============

NET LOSS PER SHARE          $           -  $          -  $           -  $          -  $      (0.02)
                            ============== ============= ============== ============= =============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                  39,050,000    39,050,000     39,050,000    39,050,000    20,138,176
                            ============== ============= ============== ============= =============






                        SUNCREST GLOBAL ENERGY CORP.
                        (A Development Stage Company)
                          Statements of Cash Flows
                                 (Unaudited)



                                                                                 From
                                                                                 Inception on
                                                         For the nine ended      July 9,
                                                              March 31,          1996 Through
                                                   ----------------------------- March 31,
                                                        2006           2005      2006
                                                   --------------- ------------- ---------------
Cash Flows from Operating Activities:

  Net Income (Loss)                                $      (19,152) $    (22,897) $     (357,104)
  Adjusments to Reconcile net Loss to Net Cash
   Provided by Operations:
     Stock Issued for Services                                  -             -          10,000
  Change in Operating Assets and Liabilities:
  (Increase) Decrease in:
     Accounts Receivable                                        -             -               -
     Inventory                                                  -             -               -
  Increase (Decrease) in:
     Accounts Payable & Accrued Expenses                   16,738        14,179         100,773
                                                   --------------- ------------- ---------------

  Net Cash Provided (Used) by Operating Activities         (2,414)       (8,718)       (246,331)
                                                   --------------- ------------- ---------------
Cash Flows from Investing Activities:
  Advance Sale Deposit                                    (10,000)            -               -
                                                   --------------- ------------- ---------------

  Net Cash Provided (Used) by Investing Activities        (10,000)            -               -
                                                   --------------- ------------- ---------------
Cash Flows from Financing Activities:
  Cash from Advance                                         5,000             -           5,000
  Proceeds from Issuance of Common Stock                        -             -           6,800
  Proceeds from Notes Payable                                   -        10,000         281,098
  Principal Payments on Notes Payable                           -             -         (45,000)
                                                   --------------- ------------- ---------------

  Net Cash Provided (Used) by Financing Activities          5,000        10,000         247,898
                                                   --------------- ------------- ---------------

Increase (Decrease) in Cash                                (7,414)        1,282           1,567

Cash and Cash Equivalents at Beginning of Period            8,981         9,390               -
                                                   --------------- ------------- ---------------

Cash and Cash Equivalents at End of Period         $        1,567  $     10,672  $        1,567
                                                   =============== ============= ===============

Supplemental Cash Flow Information:

  Cash Paid For:
    Interest                                       $          -  $            -  $            -
    Income Taxes                                   $          -  $            -  $          800

  Non-Cash Investing and Financing Activities:
    Assets Contributed by Shareholder              $          -  $            -  $      498,430
    Stock Issued for Notes Payable                 $          -  $            -  $       13,200






                  Suncrest Global Energy Corp.
                  (A Development Stage Company)
                Notes to the Financial Statements
                          March 31, 2006


GENERAL

Suncrest Global Energy Corp. (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended March 31, 2006 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended June 30, 2005

UNAUDITED INFORMATION

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Plan of Operation

We are a development stage company, have not recorded revenues in the past two fiscal years and have suffered losses since our inception. Our auditors have expressed doubt that we can continue as a going concern if we do not obtain financing. At the nine month period ended March 31, 2006, we had $1,567 cash on hand and total assets of $465,797, which include property, plant and equipment of $464,230. Our total current liabilities were $322,471 at March 31, 2006, and consist of $188,697 notes payable to third parties, $82,674 accrued expenses and $51,100 accounts payable.

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

Our President also determined that there were no changes made in our internal controls over financial reporting during the third quarter of our 2006 fiscal year that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.


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


                                  SUNCREST GLOBAL ENERGY CORP.


                                    /s/ John W. Peters
Date: May 10, 2006             By: _______________________________________
                                  John W. Peters
                                  President, Principal Executive Officer,
                                  Principal Financial Officer, and Director