Form 10KSB
period 2006-06-30
SUNCREST GLOBAL ENERGY CORP
filed 2006-09-28
CIK 1122063

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended June 30, 2006


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                Commission file number: 000-31355

                   SUNCREST GLOBAL ENERGY CORP.
          (Name of small business issuer in its charter)


                Nevada                        81-0438093
(State of incorporation or organization)  (I.R.S. Employer Identification No.)

#584, 3353 South Main, Salt Lake City, Utah      84115
(Address of principal executive offices)        (Zip code)


Issuer's telephone number: (702) 946-6760

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: Common Stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).                        Yes [ ]  No [X]

State issuer's revenue for its most recent fiscal year:  None

The aggregate market value for the voting stock held by non-affiliates cannot be determined due to the fact the registrant's common stock does not have an active trading market.

As of September 7, 2006, the registrant had 39,050,000 shares of common stock outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                        TABLE OF CONTENTS

                              PART I

Item 1.   Description of Business .........................................3
Item 2.   Description of Property .........................................5
Item 3.   Legal Proceedings ...............................................5
Item 4.   Submission of Matters to a Vote of Security Holders .............5

                             PART II

Item 5.   Market for Common Equity and Related Stockholder Matters ........6
Item 6.   Management's Discussion and Analysis or Plan of Operation .......6
Item 7.   Financial Statements ............................................7
Item 8.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.......................................19
Item 8A.  Controls and Procedures ........................................19
Item 8B.  Other Information ..............................................19

                             PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act...............19
Item 10.  Executive Compensation .........................................20
Item 11.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters.................................20
Item 12.  Certain Relationships and Related Transactions..................20
Item 13.  Exhibits........................................................20
Item 14.  Principal Accountant Fees and Services..........................21
Signatures................................................................22


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

                              PART I

                 ITEM 1. DESCRIPTION OF BUSINESS

Historical Development

Suncrest Global Energy Corp. was incorporated in the state of Nevada on May 22, 1999 as Galaxy Specialties, Inc. On June 9, 2003 Galaxy Specialties, Inc. amended its articles of incorporation and changed the company name to Suncrest Global Energy Corp. On June 10, 2003 Suncrest Global Energy Corp. entered into an share exchange agreement whereby Suncrest Global acquired Coyote Oil Company, Inc. ("Coyote Oil") as a wholly-owned subsidiary. However, for accounting purposes the acquisition was treated as a reverse acquisition and Coyote Oil is the accounting survivor and Suncrest Global is the legal survivor. Coyote Oil is a Nevada corporation formed on July 6, 1996 that owned a proprietary process known as a mini oil refinery.

Our Plan

During 2004 and 2005 our business plan was to develop a manufacturing and marketing plan to sell a turnkey mini oil refinery or waste oil refinery to prospective customers. Coyote Oil owned a mini oil refinery prototype, land and assets related to the property located in Green River, Utah. However, on August 7, 2006 Coyote Oil completed the sale of its mini oil refinery prototype and the land and assets to Ecodomaine Refining, Inc., a Utah corporation ("Ecodomaine").

As a result of the disposal of the mini refinery, our business plan moving forward is to seek, investigate, and, if warranted, acquire an interest in a business opportunity. Our acquisition of a business opportunity may be made by merger, exchange of stock, or otherwise. We have very limited sources of capital, and we probably will only be able to take advantage of one business opportunity. As of the date of this filing we have not identified any business opportunity that we plan to pursue, nor have we reached any preliminary or definitive agreements or understandings with any person concerning an acquisition or merger.

Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the expensive legal and accounting fees and the length of time associated with the registration process of "going public." However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of Suncrest Global.

Our search for a business opportunity will not be limited to any particular geographical area or industry and it will include both U.S. and international companies. Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors. Our management believes that companies who desire a public market to enhance liquidity for current stockholders or plan to acquire additional assets through issuance of securities rather than for cash, will be potential merger or acquisition candidates.

The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgement. Our activities are subject to several significant risks which arise primarily as a result of the fact that we have no specific business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without consent, vote, or approval of our stockholders. We can not assure you that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to Suncrest Global and our stockholders. Should a merger or acquisition prove unsuccessful, it is possible management may decide not to pursue further acquisition activities and management may abandon our search and we may become dormant or be dissolved.

It is possible that the range of business opportunities that might be available for consideration by us could be limited by the fact that our common stock is listed but not actively traded on any market. We cannot assure you that a market will develop or that a stockholder will be able to liquidate his/her/its investments without considerable delay, if at all. If a market develops, our shares will likely be subject to the rules of the Penny Stock Suitability Reform Act of 1990. The liquidity of penny stock is affected by specific disclosure procedures required by this Act to be followed by all broker-dealers, including but not limited to, determining the suitability of the stock for a particular customer, and obtaining a written agreement from the customer to purchase the stock. This rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell our securities in any market.

Investigation and Selection of Business Opportunities

We anticipate that business opportunities will come to our attention from various sources, including our officers and directors, our stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, investment banking firms, venture capitalists, members of the financial community and others who may present unsolicited proposals. Management expects that prior personal and business relationships may lead to contacts with these various sources.

Our management will analyze any business opportunities; however, our
management are not professional business analysts.   (See Part III, Item 9,
below.) Our management has had limited experience with acquisitions of business opportunities and has not been involved with an initial public offering.

Certain conflicts of interest exist or may develop between us and our directors and officers. They have other business interests to which they currently devotes attention, which include their primary employment and management of other development stage reporting companies seeking merger candidates. They may be expected to continue to devote their attention to these other business interests although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgement in a manner which is consistent with their fiduciary duties to us.

A decision to participate in a specific business opportunity may be made upon our management's analysis of:
..   the quality of the business opportunity's management and personnel,
..   the anticipated acceptability of its new products or marketing concept,
..   the merit of its technological changes,
..   the perceived benefit that it will derive from becoming a publicly held entity, and
..   numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria.

No one factor described above will be controlling in the selection of a business opportunity. Management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potential business opportunities may occur in many different industries and at various stages of development. Thus, the task of comparative investigation and analysis of such business opportunities will be extremely difficult and complex. Potential investors must recognize that because we have limited capital available for investigation and management's limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the business opportunity to be acquired.

In many instances, we anticipate that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to substantially shift marketing approaches, significantly expand operations, change product emphasis, change or substantially augment management, or make other changes. We will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for, the implementation of required changes.

Form of Acquisition

We cannot predict the manner in which we may participate in a business opportunity. Specific business opportunities will be reviewed as well as our needs and desires and those of the promoters of the opportunity. The legal structure or method deemed by management to be suitable will be selected based upon our review and our relative negotiating strength. Such methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. We may act directly or indirectly through an interest in a partnership, corporation or other forms of organization. We may be required to merge, consolidate or reorganize with other corporations or forms of business organizations. In addition, our present management and stockholders most likely will not have control of a majority of our voting shares following a merger or reorganization transaction. As part of such a transaction, our existing directors may resign and new directors may be appointed without any vote by our stockholders.

We likely will acquire our participation in a business opportunity through the issuance of common stock or other securities. Although the terms of any such transaction cannot be predicted, it should be noted that issuance of additional shares also may be done simultaneously with a sale or transfer of shares representing a controlling interest by current principal stockholders.

In the event we merge or acquire a business opportunity, the successor company will be subject to our reporting obligations. This is commonly referred to as a "back door registration." A back door registration occurs when a non-reporting company becomes the successor of a reporting company by merger, consolidation, exchange of securities, acquisition of assets or otherwise.
The successor company is required to file a current report with the SEC which provides the same kind of information about the successor company to be acquired that would appear in a registration statement, including audited and pro forma financial statements. Accordingly, we may incur additional expense to conduct due diligence and present the required information for the business opportunity in any report. Also, the SEC may elect to conduct a full review of the successor company and may issue substantive comments on the sufficiency of disclosure related to the company to be acquired.

Competition

We expect to encounter substantial competition in our effort to locate attractive business opportunities. Business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals will be our primary competition. Many of these entities will have significantly greater experience, resources and managerial capabilities than we do and will be in a better position than we are to obtain access to attractive business opportunities. We also will experience competition from other public development stage companies, many of which may have more funds available for such transactions.

Employees

We currently have no employees. Our management expects to confer with consultants, attorneys and accountants as necessary. We do not anticipate a need to engage any full time employees so long as we are seeking and evaluating business opportunities.


                 ITEM 2: DESCRIPTION OF PROPERTY

We do not currently own or lease any property. Our President provides office space for our books and records.


                    ITEM 3. LEGAL PROCEEDINGS

We are not a party to any legal proceedings or threatened proceedings as of the date of this filing.


   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit a matter to a vote of our security holders during the fourth quarter of our 2006 fiscal year.

                             PART II

ITEM 5.  MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On July 21, 2005 the National Association of Securities Dealers (the "NASD") cleared our common stock for an unpriced quotation on the OTC Bulletin Board under the symbol "SUGE." Supplemental information must be filed with the NASD prior to the appearance of a priced quotation, a bid and/or offering price, on that system.

As of September 7, 2006 we had approximately 98 stockholders of record who hold our common stock.

We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.


Recent Sales of Unregistered Securities

We have not issued any unregistered shares of common stock during the fourth quarter of our 2006 fiscal year.


Issuer Purchases of Equity Securities

None.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

Management anticipated that the sale of our mini refinery would provide proceeds for a five year period after the closing based upon yearly installments to be paid by Ecodomaine. However, Ecodomaine made one final lump sum payment of $410,000 for the mini refinery and we used a portion of the proceeds to pay off debt and will use the remainder for operations.

We are a development stage company, have not recorded revenues in the past two fiscal years, and have suffered losses since our inception. Our auditors have expressed doubt that we can continue as a going concern if we do not obtain financing. At June 30, 2006, we had cash of $1,253 and total assets of $465,483, which included the mini refinery. Historically, we have relied on loans from third parties to fund our operating expenses, resulting in notes payable of $188,697 at June 30, 2006. However, we used the proceeds from the sale of the mini refinery to pay off this debt.

Management anticipates that we will require cash to pay for minimal operations, legal, accounting and professional services required to prepare and file our reports with the SEC. We are unable to pay cash for these services and have relied on related and third parties to pay for these costs on our behalf. These parties have not entered into written agreements guaranteeing advances and, therefore, these parties are not obligated to provide funds in the future. However, management anticipates that these parties will continue to provide advances during the next twelve months. We may repay these advances with cash, if available, or convert the debt into common stock.

Our plan for the next twelve months is to search for a business opportunity and, if feasible, acquire an interest in a business opportunity. If we obtain a business opportunity, then it may be necessary to raise additional capital. We likely will sell our common stock to raise this additional capital. We expect to issue such stock pursuant to exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We do not currently intend to make a public offering of our stock. We also note that if we issue more shares of our common stock, then our shareholders may experience dilution in the value per share of their common stock.

Off-balance Sheet Arrangements

None.

                  ITEM 7.  FINANCIAL STATEMENTS





                   Suncrest Global Energy Corp.
               (Formerly Galaxy Specialties, Inc.)
                  (a Development Stage Company)
                       Financial Statements
                          June 30, 2006





                             CONTENTS


  Independent Auditor's Report ...................................8

  Balance Sheets .................................................9

  Statements of Operations.......................................10

  Statements of Stockholders' Equity .........................11-12

  Statements of Cash Flows ......................................13

  Notes to the Financial Statements ..........................14-18

Chisholm                                      533 West 2600 South, Suite 25
  Bierwolf &                                          Bountiful, Utah 84010
    Nilson, LLC                                       Phone: (801) 292-8756
Certified Public Accountants                            Fax: (801) 292-8809
-----------------------------------------------------------------------------


     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Suncrest Global Energy Corp.:

We have audited the accompanying balance sheets of Suncrest Global Energy Corp. (a development stage company) as of June 30, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended and from inception, July 9, 1996 through June 30, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the P.C.A.O.B. (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial
statements are free of material misstatement.   The Company is not required to
have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Suncrest Global Energy Corp. (a development stage company) as of June 30, 2006 and 2005 and the results of its operations and cash flows for the years then ended and from inception, July 9, 1996, through June 30, 2006 in conformity with generally accepted accounting principles in the United States of America.

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

/s/ Chisholm, Bierwolf & Nilson
Chisholm, Bierwolf & Nilson
Bountiful, Utah
September 13, 2006

                SUNCREST GLOBAL ENERGY CORP.
            (Formerly Galaxy Specialties, Inc.)
               (A Development Stage Company)
                       Balance Sheets


                      ASSETS
                                                      June 30,      June 30,
                                                        2006          2005
                                                   ------------- -------------
Current Assets
  Cash                                             $      1,253  $      8,981
                                                   ------------- -------------

    Total Current Assets                                  1,253         8,981

Property, Plant and Equipment, net                      464,230       464,230
                                                   ------------- -------------

    Total Assets                                   $    465,483  $    473,211
                                                   ============= =============
            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                                      146,700        43,700
  Accrued Expenses                                       87,429        68,336
  Advance Sale Deposit                                        -        10,000
  Notes Payable                                         188,697       188,697
                                                   ------------- -------------

    Total Current Liabilities                           422,826       310,733
                                                   ------------- -------------

    Total Liabilities                                   422,826       310,733
                                                   ------------- -------------
STOCKHOLDERS' EQUITY
  Preferred Stock, Authorized 5,000,000 Shares, $.01
   Par Value, Issued and Outstanding 0 Shares                 -             -
  Common Stock, Authorized 70,000,000 Shares, $.001
   Par Value, Issue and Outstanding 39,050,000 Shares    39,050        39,050
  Additional Paid-in Capital                            461,380       461,380
  Deficit Accumulated During the Development Stage     (457,773)     (337,952)
                                                   ------------- -------------

  Total Stockholders' Equity                             42,657       162,478
                                                   ------------- -------------

  Total Liabilities and Stockholders' Equity       $    465,483  $    473,211
                                                   ============= =============


The accompanying notes are an integral part of these financial statements.

                 Suncest Global Energy Corp.
            (Formerly Galaxy Specialties, Inc.)
               (A Development Stage Company)
           Consolidated Statements of Operations



                                                             From
                                     For the Years Ended     Inception on
                                           June 30,          July 9, 1996 to
                                      2006          2005     June 30, 2006
                                 ------------- ------------- -------------
REVENUES                         $          -  $          -  $          -

Cost of Sales                               -             -             -
                                 ------------- ------------- -------------

Gross Profit (Loss)                         -             -             -
                                 ------------- ------------- -------------

OPERATING EXPENSES
  Engineering & Consulting                  -             -        46,269
  General & Administrative            100,628         9,910       323,275
                                 ------------- ------------- -------------

     Total Operating Expenses         100,628         9,910       369,544
                                 ------------- ------------- -------------

   Net Operating Income (Loss)       (100,628)       (9,910)     (369,544)
                                 ------------- ------------- -------------
Other Income (Expense)
  Interest Expense                    (19,093)      (19,020)      (87,329)
                                 ------------- ------------- -------------
    Total Other Income (Expense)      (19,093)      (19,020)      (87,329)

Income Tax Expense                       (100)            -          (900)
                                 ------------- ------------- -------------

Net Income (Loss)                $   (119,821) $    (28,930) $   (457,773)
                                 ============= ============= =============

NET LOSS PER SHARE               $          -  $          -  $       (.02)
                                 ============= ============= =============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                      39,050,000    39,050,000    20,610,582
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


                                                                                       Deficit
                                                                                       Accumulated
                             Preferred Stock          Common Stock       Additional    During the
                          --------------------- ------------------------ Paid-in       Development
                            Shares     Amount      Shares       Amount   Capital       Stage
                          ---------- ---------- ------------- ---------- ------------- -------------

Balance at
 December 31, 2002                -          -     2,000,000     20,000       498,430      (212,640)

June 2003 - Reverse
 acquisition adjustment           -          -    18,050,000     18,050       (46,050)            -

Net income (loss) for
 the six months ended
 June 30, 2003                    -          -             -          -             -        (9,816)
                          ---------- ---------- ------------- ---------- ------------- -------------

Balance at June 30, 2003          -          -    38,050,000     38,050       452,380      (222,456)

December 2003 - Shares
 issued for services
 at $0.01 per share               -          -     1,000,000      1,000         9,000             -

Net income (loss)
 for the year ended
 June 30, 2004                    -          -             -          -             -       (86,566)
                          ---------- ---------- ------------- ---------- ------------- -------------

Balance at June 30, 2004          -          -    39,050,000     39,050       461,380      (309,022)

Net income (loss)
 for the year ended
 June 30, 2005                    -          -             -          -             -       (28,930)
                          ---------- ---------- ------------- ---------- ------------- -------------

Balance at June 30, 2005          -          -    39,050,000     39,050       461,380      (337,952)

Net income (loss)
 for the year ended
 June 30, 2006                    -          -             -          -             -      (119,821)
                          ---------- ---------- ------------- ---------- ------------- -------------

Balance at June 30, 2006          -  $       -    39,050,000  $  39,050  $    461,380  $   (457,773)
                          ========== ========== ============= ========== ============= =============


    The accompanying notes are an integral part of these financial statements

                                        12







                   SUNCREST GLOBAL ENERGY CORP.
               (Formerly Galaxy Specialties, Inc.)
                  (A Development Stage Company)
              Consolidated Statements of Cash Flows


                                                                         From
                                               For the Years Ended       Inception on
                                                       June 30,          July 9, 1996
                                             --------------------------- Through
                                                  2006          2005     June 30, 2006
                                             ------------- ------------- -------------
Cash Flows from Operating Activities:
  Net Income (Loss)                          $   (119,821) $    (28,930) $   (457,773)
  Adjustments to Reconcile Net Loss to Net
   Cash Provided by Operations:
    Stock Issued for Services                           -             -        10,000
  Change in Operating Assets and Liabilities:
    Increase (Decrease) in:
    Accounts Payable & Accrued Expenses           117,093        18,521       201,128
                                             ------------- ------------- -------------
  Net Cash Provided (Used) by
  Operating Activities                             (2,728)      (10,409)     (246,645)
                                             ------------- ------------- -------------
Cash Flows from Investing Activities:
  Advance Sale Deposit                            (10,000)       10,000             -
                                             ------------- ------------- -------------
  Net Cash Provided (Used) by
  Investing Activities                            (10,000)       10,000             -
                                             ------------- ------------- -------------
Cash Flows from Financing Activities:
  Cash from Advance                                 5,000             -         5,000
  Proceeds from Issuance of Common Stock                -             -         6,800
  Proceeds from Notes Payable                           -             -       281,098
  Principal Payments on Notes Payable                   -             -       (45,000)
                                             ------------- ------------- -------------
  Net Cash Provided (Used) by
  Financing Activities                                  -             -       247,898
                                             ------------- ------------- -------------

Increase (Decrease) in Cash                        (7,728)         (409)        1,253

Cash and Cash Equivalents at
 Beginning of Period                                8,981         9,390             -
                                             ------------- ------------- -------------
Cash and Cash Equivalents at
 End of Period                               $      1,253  $      8,981  $      1,253
                                             ============= ============= =============
Supplemental Cash Flow Information:

  Cash Paid For:
    Interest                                 $          -  $          -  $          -
    Income Taxes                             $        100  $          -  $        900

  Non-Cash Investing and Financing Activities:
    Assets Contributed by Shareholder        $          -  $          -  $    498,430
    Stock Issued for Notes Payable           $          -  $          -  $     13,200
    Stock Issued for Services                $          -  $     10,000  $     10,000



       The accompanying notes are an integral part of these financial statements.

                                13

                  Suncrest Global Energy Corp.
               (Formerly Galaxy Specialties, Inc.)
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                          June 30, 2006

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

    On June 10, 2003, the Company entered into a share exchange agreement with Coyote Oil Company, Inc. (Coyote), a private Nevada corporation. Pursuant to the agreement, the Company acquired Coyote as a wholly-owned subsidiary and exchanged 20,000,000 shares of common stock for all of the outstanding common stock of Coyote. The acquisition has been recorded as a reverse acquisition whereby Coyote is the accounting survivor and the Company is the legal survivor, therefore, the historical financial statements presented are those of Coyote.

b.  Accounting Method

    The Company recognizes income and expense on the accrual basis of accounting.

c.  Cash and Cash Equivalents

    The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

d.  Property, Plant and Equipment

    Property, Plant and Equipment consists of the following at June 30, 2006 and 2005:

                                                 2006          2005
                                              -----------    ---------

    Property and Plant                        $   464,230    $ 464,230
    Accumulated Depreciation                            -            -
                                              -----------    ---------
    Total Property, Plant and Equipment       $   464,230    $ 464,230
                                              ===========    =========

                  Suncrest Global Energy Corp.
               (Formerly Galaxy Specialties, Inc.)
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                          June 30, 2006


NOTE 1 - Summary of Significant Accounting Policies (Continued)

d.  Property, Plant and Equipment (Continued)

    The Provision for depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Since the assets have not been placed in service as of June 30, 2006, no depreciation expense has been recognized for the year ended June 30, 2006 and 2005 and from inception on July 9, 1996 thru June 30, 2006.

    In accordance with Financial Accounting Standards Board Statement No. 144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. As of June 30, 2006, no impairments have been recognized.

e.  Provision for income Taxes

    No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $457,773 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2016.

    Deferred tax assets and valuation account is as follows at June 30, 2006 and 2005:

    Deferred tax asset:
                                            2006         2005
                                         ---------     ---------
      NOL carryforward                   $ 128,176     $ 94,660
      Valuation allowance                 (128,176)     (94,660)
                                         ----------    ---------
    Total                                $       -     $      -
                                         ==========    =========

    The components of current income tax expense as of June 30, 2006 and 2005, respectively are as follows.

                                                       As of June 30,
                                                      2006          2005
                                                  ------------- -------------
         Current federal tax expense              $          -  $          -
         Current state tax expense                         100           100
         Change in NOL benefits                        (33,516)       (8,094)
         Change in valuation allowance                  33,416         7,994
                                                  ------------- -------------
            Income tax expense                    $        100  $        100
                                                  ============= =============
f.  Earnings (loss) Per Share

    The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Fully dilutive earnings per share has not been presented because it equals primary earnings per share.

                                 For the Year  For the Year  From Inception
                                 Ended         Ended         on July 9, 1996
                                 June 30,      June 30,      thru June 30,
                                 2006          2005          2006
                                 ------------- ------------- -------------
     Income (loss) Numerator     $   (119,821) $    (28,930) $   (457,773)
     Shares (Denominator)          39,050,000    39,050,000    20,610,582
                                 ------------- ------------- -------------
     Per Share Amount            $      (0.00) $      (0.00) $      (0.02)
                                 ============= ============= =============

                  Suncrest Global Energy Corp.
               (Formerly Galaxy Specialties, Inc.)
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                          June 30, 2006

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

i.  Financial Instruments

    The recorded amounts for financial instruments, including cash equivalents, receivables, investments, accounts payable and accrued expenses, and long-term debt approximate their market values as of June 30, 2006. The Company has no investments in derivative financial instruments.

j.  Consolidation Policy

    These consolidated financial statements present the results of Suncrest Global Energy Corp. and its subsidiary Coyote Oil Company, Inc. All intercompany balances and transactions have been eliminated in consolidation.


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

NOTE 3 - Notes Payable

   Notes Payable is detailed as follows at June 30, 2006 and 2005:

                                                          2006         2005
                                                        ---------   ---------
   Notes payable to an individual, bears
     interest at 10%, unsecured, payable upon demand    $  47,000   $  47,000

   Notes payable to a company, payable on demand,
     bears interest at 10%, principal due at maturity,
     secured by oil refinery, convertible into common
     stock at a rate established by the Board             141,697     141,697
                                                        ----------  ---------

   Total Notes Payable                                  $ 188,697   $ 188,697
                                                        ==========  =========

                  Suncrest Global Energy Corp.
               (Formerly Galaxy Specialties, Inc.)
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                          June 30, 2006


NOTE 4 - Subsequent Events

     On June 3, 2005, the Company entered into an agreement to sell the land and refinery in Green River to an unrelated corporation for a price of $500,000. The Company has received deposits in the amount of $90,000 which were held in escrow pending the closing. The transaction closed in August, 2006 with the Company receiving payment in full.

NOTE 5 - Recent Pronouncements

    In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4 Inventory Pricing. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material ( spoilage). SFAS No. 149 is effective for inventory costs incurred during fiscal years beginning after June 15, 2006. The adoption of SFAS No. 151 will not have an impact on the Company's financial statements.

    In December 2004, the FASB issued SFAS No. 152, Amendment of FASB Statement No. 66, Accounting for Sales of Real Estate, which references the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. SFAS No. 152 is effective for financial statements for fiscal years beginning after June 15, 2006. The adoption of SFAS no. 152 will not have an impact on the Company's financial statements.

    In December 2004, the FASB issued SFAS No. 153, Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions, which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2006. This adoption of SFAS No. 153 will not have any impact on the Company's financial statements.

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

                  Suncrest Global Energy Corp.
               (Formerly Galaxy Specialties, Inc.)
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                          June 30, 2006

NOTE 5 - Recent Pronouncements (Continued)

   In May, 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which is a replacement of APB Opinion No. 20 Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for
financial statements for fiscal years beginning after December 15, 2005.   The
adoption of SFAS No. 154 will not have any impact on the Company's financial statements.

   In February, 2006 the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments
of Liabilities.   This statement resolves issues addressed in Statement 133
Implementation Issue No. D1, "Application of Statement 133 to beneficial Interests in Securitized Financial Assets." SFAS No. 155 is effective for financial statements for fiscal years beginning after September 15, 2006. The adoption of SFAS No. 155 will not have any impact on the Company's financial statements.

  In March, 2006 the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for financial statements for fiscal years beginning after September 15, 2006. The Adoption of SFAS No. 155 will not have any impact on the Company's financial statements.

      ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had a change in, or disagreement with, our independent accountant for the fiscal years ended June 30, 2005 and 2006.

                ITEM 8A.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated and communicated to our executive officers to allow timely decisions regarding required disclosure. Our President, who acts in the capacity of principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, he concluded that our disclosure controls and procedures were effective.

Our President also determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name              Age  Position Held                       Director Since
----              ---- -------------                       --------------
John W. Peters    54   President and Director              June 9, 2003
April L. Marino   32   Secretary/Treasurer and Director    June 5, 2000

John W. Peters - Mr. Peters has been involved with Coyote Oil since its inception in 1996 and has served as President of that company since June 15, 2001. Since July 1999 Mr. Peters has been the manager of Development Specialties, Inc. a property development and management company. He is a director of Bingham Canyon Corporation, Skinovation Pharmaceutical Incorporated and Cancer Capital Corp., reporting companies. Mr. Peters studied business administration at Long Beach Community College and California Polytechnic State University in San Louis Obispo, California

April L. Marino - Ms. Marino is employed as a administrative assistant by First Equity Holdings Corp. She has been an employee of that company since December 1997. She is a director of Libra Alliance Corporation, a reporting company.

Audit Committee Financial Expert

Because we have minimal operations we do not have an audit committee serving at this time and, accordingly, we do not have an audit committee financial expert serving on an audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based upon our records and representations to us that no Forms 5 were required, we believe no filings were required to be filed during our 2006 fiscal year.

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


                 ITEM 10.  EXECUTIVE COMPENSATION

Our named executive officers have not received any cash compensation, bonuses, stock appreciation rights, long term compensation, stock awards or long-term incentive rights from us during the past three fiscal years. John W. Peters, who was our principal executive officer during the past fiscal year, did not receive any compensation during fiscal year 2006.

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

Certain Beneficial Owners

The following table lists the beneficial ownership by our management and each person or group known by us to own beneficially more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 39,050,000 shares of common stock outstanding as of September 7, 2006.

                    CERTAIN BENEFICIAL OWNERS
                    --------------------------

Name and address of                       Amount and nature        Percentage
beneficial owner         Title of class   of beneficial ownership  of class
--------------------     --------------   -----------------------  ----------
VIP Worldnet, Inc.       Common           15,036,621 (1)           38.5%
154 E.  Ford Avenue
Salt Lake City, Utah 84115

(1) VIP Worldnet, Inc. holds 15,000,000 shares and its directors and officers beneficially own the following shares of our common stock:
      Joanne Clinger, President, owns 28,597 shares and Wayne Reichman, Secretary, owns 8,024 shares.


                            MANAGEMENT
                            ----------

Name and Address of                      Amount and nature        Percentage
Beneficial Owner         Title of class  of beneficial ownership  of class
-------------------      --------------  -----------------------  ----------
John W. Peters                 Common         7,500,200(2)           19.2%
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


                        ITEM 13. EXHIBITS
Exhibits

2.1 Agreement and Plan of Reorganization between Suncrest Global and Coyote Oil, dated June 10, 2003 (Incorporated by reference to exhibit 2.1 of Form 8-K, as amended, filed June 16, 2003)
3.1  Restated Articles of Incorporation (Incorporated by reference to exhibit
     3.1 of Form 10-KSB, filed October 15, 2003)
3.2  Restated bylaws of Suncrest Global (Incorporated by reference to exhibit
     3.2 of Form 10-KSB, filed October 15, 2003)
10.1 Asset Purchase Agreement between Coyote Oil Company, Inc. and Ecodomaine Refining, Inc., dated March 30, 2004 (Incorporated by reference to exhibit 10.1 to Form 8-K filed August 10, 2006)
31.1 Principal Executive Officer Certification
31.2 Principal Financial Officer Certification
32.1 Section 1350 Certification


         ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Accountant Fees

The following table presents the aggregate fees billed for each of the last two fiscal years by our principal accountants, Chisholm, Bierwolf and Nilson, LLC and Chisholm & Associates, in connection with the audit of our financial statements and other professional services rendered by those firms.

                                       2006      2005
                                    -------    -------
  Audit fees                        $ 3,100    $ 7,785
  Audit-related fees                      0          0
  Tax fees                                0          0
  All other fees                    $     0    $   285

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

                                SUNCREST GLOBAL ENERGY CORP.


                                    /s/ John W. Peters
Date: September 27, 2006        By: _______________________________________
                                   John W. Peters, President


In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                    /s/ John W. Peters
Date: September 27, 2006        By: _______________________________________
                                   John W. Peters
                                   President, Principal Executive Officer,
                                   Principal Financial and Accounting Officer
                                   and Director


                                    /s/ April L. Marino
Date: September 27, 2006        By: _______________________________________
                                   April L. Marino, Secretary/Treasurer and
                                   Director