Form 10QSB
period 2006-09-30
SUNCREST GLOBAL ENERGY CORP
filed 2006-11-13
CIK 1122063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

84115

(Address of principal executive offices)

(Zip code)

Issuer’s telephone number:  (702) 946-6760

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

Yes  [X]   No  [   ]

As of October 26, 2006 Suncrest Global Energy Corp. had a total of 39,050,000 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [  ]  No [X]

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

2

Item 2. Management’s Discussion and Analysis or Plan of Operation

7

Item 3. Controls and Procedures

7

PART II: OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

8

Item 6.  Exhibits

8

Signatures

8

______________________________

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month period ended September 30, 2006 and 2005 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three month period ended September 30, 2006 are not necessarily indicative of results to be expected for any subsequent period.

Suncrest Global Energy Corp.

(Formerly Galaxy Specialties, Inc.)

(A Development Stage Company)

Financial Statements

September 30, 2006

SUNCREST GLOBAL ENERGY CORP.
(A Development Stage Company)
Balance Sheets

ASSETS
	September 30,	June 30,
	2006	2006
	(Unaudited)
Current Assets
Cash	$ 8,312	$ 1,253

Total Current Assets	8,312	1,253

Property, Plant and Equipment, net	-	464,230

Total Assets	$ 8,312	$ 465,483

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$ -	$ 146,700
Accrued Expenses	100	87,429
Notes Payable	-	188,697

Total Current Liabilities	100	422,826

Total Liabilities	100	422,826

STOCKHOLDERS' EQUITY
Preferred Stock, Authorized 5,000,00 Shares, $.01 Par Value,
Issued and Outstanding 0 Shares
Common Stock, Authorized 70,000,000 Shares, $.001 par Value,
Issue and Outstanding 39,050,000 Shares	39,050	39,050
Additional Paid-in Capital	461,380	461,380
Deficit Accumulated During the Development Stage	(492,218)	(457,773)

Total Stockholders’ Equity	8,212	42,657

Total Liabilities and Stockholders’ Equity	$ 8,312	$ 473,211

The accompanying notes are an integral part of these financial statements.

SUNCREST GLOBAL ENERGY CORP. (Formerly Galaxy Specialties, Inc.)
(A Development Stage Company)
Statements of Operations
	(Unaudited)

	For the three months	For the three months	From Inception on
	ended Sept. 30,	ended Sept. 30,	July 9, 1996
	2006	2005	to Sept. 30, 2006

REVENUES	$ -	$ -	$ -

Cost of Sales	-	-	-

Gross Profit (Loss)	-	-	-

OPERATING EXPENSES
Engineering & Consulting	-	-	46,269
General & Administrative	64,636	2,732	388,367

Total Operating Expenses	64,636	2,732	434,636

Net Operating Income (Loss)	(64,636)	(2,732)	(434,636)

OTHER INCOME (EXPENSE)
Gain on sale of Property, Plant
and Equipment	32,569	-	33,025
Interest Expense	(2,378)	(4,828)	(89,707)
Total Other Income (Expense)	30,191	(4,828)	(56,682)

INCOME FROM CONTINUING OPERATIONS	(34,445)	(7,560)	(491,318)
AND BEFORE TAXES

Income Tax Expense	-	-	(900)

Net Income (Loss)	$ 34,445)	$ (7,560)	$ 492,218)

NET LOSS PER SHARE	$ -	$ -	$ (0.02)

WEIGHTED AVERAGE SHARES
OUTSTANDING	39,050,000	39,050,000	21,064,779

The accompanying notes are an integral part of these financial statements.

SUNCREST GLOBAL ENERGY CORP.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception on
	For the three months ended		July 9, 1996
	September 30,		Through
	2006	2005	September 30, 2006

Cash Flows from Operating Activities:
Net Income (Loss)	$ (34,445)	$ (7,560)	$ (492,218)
Adjustments to Reconcile net Loss to Net Cash
Provided by Operations:
Stock Issued for Services	-	-	10,000
Gain on Sale of Assets	(32,569)		(32,569)
Change in Operating Assets and Liabilities:	-	-	-
Increase (Decrease) in:
Accounts Payable & Accrued Expenses	(234,029)	11,828	(32,901)

Net Cash Provided (Used) by Operating Activities	(301,043)	4,268	(547,688)

Cash Flows from Investing Activities:
Proceeds from sale of Property, Plant and Equipment	496,799	-	496,799
Advance Sale Deposit	-	(10,000)	-

Net Cash Provided (Used) by Investing Activities	496,799	(10,000)	496,799

Cash Flows from Financing Activities:
Cash from Advance	-	-	5,000
Proceeds from Issuance of Common Stock	-	-	6,800
Proceeds from Notes Payable	-	-	281,098
Principal Payments on Notes Payable	(188,697)	-	(233,697)

Net Cash Provided (Used) by Financing Activities	(188,697)	-	59,201

Increase (Decrease) in Cash	7,059	(5,732)	8,312

Cash and Cash Equivalents at Beginning of Period	1,253	8,981	-

Cash and Cash Equivalents at End of Period	$ 8,312	$ 3,249	$ 8,312

Supplemental Cash Flow Information:

Cash Paid For:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ 900

Suncrest Global Energy Corp.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2006

GENERAL

Suncrest Global Energy Corp.  (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended September 30, 2006 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended June 30, 2006

UNAUDITED INFORMATION

The information furnished herein was taken from the books and records of the Company without audit.  However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented.  The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

In this quarterly report references to “Suncrest Global,” “we,” “us,” and “our” refer to Suncrest Global Energy Corp.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions.  This report contains these types of statements.  Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “project,” or “continue” or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

During 2004 and 2005 our business plan was to develop a manufacturing and marketing plan to sell a turnkey mini oil refinery or waste oil refinery to prospective customers.  Our wholly owned subsidiary, Coyote Oil Company, Inc.  owned a mini oil refinery prototype, land and assets related to the property located in Green River, Utah.  However, on August 7, 2006 Coyote Oil completed the sale of its mini oil refinery prototype and the land and assets to Ecodomaine Refining, Inc., a Utah corporation (“Ecodomaine”).

As a result of the disposal of the mini refinery, our business plan moving forward is to seek, investigate, and, if warranted, acquire an interest in a business opportunity.  Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company.  The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the process of “going public.”  However, should a merger or acquisition prove unsuccessful, it is possible that we may decide not to pursue further acquisition activities and management may abandon its activities and our shares would become worthless.

As of the date of this filing, we have not identified any assets or business opportunities for acquisition.  However, our board of directors has proposed a 13-to-1 reverse split of our common stock in order to position the company so that it is more attractive as a merger or acquisition candidate.  (See Part II, Item 4 below).  Potential investors must recognize that because of limited capital available for investigation of business opportunities and management’s limited experience in business analysis, we may not discover or adequately evaluate adverse facts about any business opportunity to be acquired.  All risks inherent in new and inexperienced enterprises are inherent in our plan.

It is emphasized that our management may effect transactions having a potentially adverse impact upon our shareholders pursuant to the authority and discretion of our board of directors to complete acquisitions without submitting any proposal to the stockholders for their consideration.

Management anticipated that the sale of the mini refinery would provide proceeds for a five year period after the closing based upon yearly installments to be paid by Ecodomaine.  However, Ecodomaine made one final lump sum payment of $410,000 for the mini refinery and we used a portion of the $464,230 proceeds to pay off debt and will use the remainder for operations.  At September 30, 2006, we had $8,312 cash on hand and total liabilities of $100 and we may need to raise additional funds during the next twelve months to satisfy our cash requirements.

ITEM 3.  CONTROLS AND PROCEDURES

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

Our President also determined that there were no changes made in our internal controls over financial reporting during the first quarter of our 2007 fiscal year that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 20, 2006, our board of directors proposed by resolution a 13-to-1 reverse split of our common stock.  On October 23, 2006 (the “Record Date”) stockholders holding 27,241,000 shares of common stock, representing 69.8% of our outstanding common stock, executed and delivered a written consent approving and adopting the reverse split.  We filed with the SEC a  preliminary information statement on Schedule 14C on November 8, 2006.  In accordance with Rule 14c-2 under the Exchange Act, the proposal will not be effective until 20 days after the date the definitive information statement is mailed to our stockholders.

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

SUNCREST GLOBAL ENERGY CORP.

Date: November 9, 2006

By: /s/ John W. Peters

John W. Peters

President, Principal Executive Officer,

Principal Financial Officer, and Director

8