Form 10QSB
period 2006-12-31
SUNCREST GLOBAL ENERGY CORP
filed 2007-02-20
CIK 1122063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.000-31355

SUNCREST GLOBAL ENERGY CORP.

(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	81-0438093 (I.R.S. Employer Identification No.)

3353 South Main, #584, Salt Lake City, Utah 84115

(Address of principal executive offices)

801-323-2395

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 [   ] Yes  [X]   No  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [X]   No [   ]

As of February 12,  2007 Suncrest Global Energy Corp. had a total of 3,003,892 post-split shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [  ]  No [X]

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

2

Item 2. Management’s Discussion and Analysis or Plan of Operation

9

Item 3. Controls and Procedures

9

PART II: OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

10

Item 6.  Exhibits

10

Signatures

10

______________________________

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the six month period ended December 31, 2006 and 2005 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the six month period ended December 31, 2006 are not necessarily indicative of results to be expected for any subsequent period.

Suncrest Global Energy Corp.

(Formerly Galaxy Specialties, Inc.)

(A Development Stage Company)

Financial Statements

December 31, 2006

SUNCREST GLOBAL ENERGY CORP.
(A Development Stage Company)
Balance Sheets

ASSETS
	December 31,	June 30,
	2006	2006
	(Unaudited)

Current Assets
Cash	$ 5,705	$ 1,253

Total Current Assets	5,705	1,253

Property, Plant and Equipment, net	-	464,230

Total Assets	$ 5,705	$ 465,483

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	-	146,700
Accrued Expenses	100	87,429
Notes Payable	-	188,697

Total Current Liabilities	100	422,826

Total Liabilities	100	422,826

STOCKHOLDERS' EQUITY
Preferred Stock, Authorized 5,000,000 Shares, $.01 Par Value,
Issued and Outstanding 0 Shares
Common Stock, Authorized 70,000,000 Shares, $.001 par Value,
Issue and Outstanding 3,003,847 Shares (Retroactively Restated)	3,004	3,004
Additional Paid-in Capital	497,426	497,426
Deficit Accumulated During the Development Stage	(494,825)	(457,773)

Total Stockholders' Equity (Retroactively Restated)	5,605	42,657

Total Liabilities and Stockholders' Equity	$ 5,705	$ 473,211

The accompanying notes are an integral part of these financial statements

SUNCREST GLOBAL ENERGY CORP.
(Formerly Galaxy Specialties, Inc.)
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the three months	For the three months	For the six months	For the six months	From Inception on
	ended December 31,	ended December 31,	ended December 31,	ended December 31,	July 9, 1996
	2006	2005	2006	2005	to Dec. 31, 2006

REVENUES	$ -	$ -	$ -	$ -	$ -
Cost of Sales	-	-	-	-	-

Gross Profit (Loss)	-	-	-	-	-

OPERATING EXPENSES
Engineering & Consulting	-	-	-	-	46,269
General & Administrative	2,607	1,929	67,243	4,661	390,518
Total Operating Expenses	2,607	1,929	67,243	4,661	436,787

Net Operating Income (Loss)	(2,607)	(1,929)	(67,243)	(4,661)	(436,787)

OTHER INCOME (EXPENSE)
Gain on sale of Property, Plant and Equipment	-	-	32,569	-	32,569
Interest Expense	-	(4,755)	(2,378)	(9,583)	(89,707)
Total Other Income (Expense)	-	(4,755)	30,191	(9,583)	(57,138)

INCOME FROM CONTINUING OPERATIONS
AND BEFORE TAXES	(2,607)	(6,684)	(37,052)	(14,244)	(493,925)
Income Tax Expense	-	-	-	-	(900)

Net Income (Loss)	$ (2,607)	$ (6,684)	$ (37,052)	$ (14,244)	$ (494,825)

NET LOSS PER SHARE	$ -	$ -	$ -	$ -	$ -

WEIGHTED AVERAGE SHARES OUTSTANDING	3,003,892	3,003,892	3,003,892	3,003,892	1,653,627

The accompanying notes are an integral part of these financial statements.

Suncest Global Energy Corp.
(Formerly Galaxy Specialties, Inc.)
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage
Balance at inception on July 9, 1996	-	$ -	-	$ -	$ -	$ -

July, 1996 stock issued cash at $.001 per share	-	-	523,077	523	6,277	-

Net loss for the year ended December 31, 1996	-	-	-	-	-	-

Balance at December 31, 1996	-	-	523,077	523	6,277	-

Net loss for the year ended December 31, 1997	-	-	-	-	-	(35,986)

Balance at December 31, 1997	-	-	523,077	523	6,277	(35,986)

Net loss for the year ended December 31, 1998	-	-	-	-	-	(9,624)

Balance at December 31, 1998	-	-	523,077	523	6,277	(45,610)

March 1999 - Assets contributed by shareholder	-	-	-	-	498,430	-

Net loss for the year ended December 31, 1999	-	-	-	-	-	(14,754)

Balance at December 31, 1999	-	-	523,077	523	504,707	(60,364)

May 2000 - Stock issued for notes
payable at $.001 per share	-	-	1,015,385	1,015	12,185	-

Net loss for the year ended December 31, 2000	-	-	-	-	-	(94,683)

Balance at December 31, 2000	-	-	1,538,462	1,538	516,892	(155,047)

Net loss for the year ended December 31, 2001	-	-	-	-	-	(24,949)

Balance at December 31, 2001	-	-	1,538,462	1,538	516,892	(179,996)

Net income (loss) for the year ended
December 31, 2002	-	-	-	-	-	(32,644)

Balance at December 31, 2002	-	-	1,538,462	1,538	516,892	(212,640)

The accompanying notes are an integral part of these financial statements

Suncest Global Energy Corp.
(Formerly Galaxy Specialties, Inc.)
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage
Balance at December 31, 2002	-	$ -	1,538,462	$ 1,538	$ 516,892	$ (212,640)

June 2003 - Reverse acquisition adjustment	-	-	1,388,462	1,389	(29,389)	-

Net income (loss) for the six months ended
June 30, 2003	-	-	-	-	-	(9,816)

Balance at June 30, 2003	-	-	2,926,924	2,927	487,503	(222,456)

December 2003 - Shares issued for services
at $.01 per share	-	-	76,923	77	9,923	-

Net income (loss) for the year ended
June 30, 2004	-	-	-	-	-	(86,566)

Balance at June 30, 2004	-	-	3,003,847	3,004	497,426	(309,022)

Net income (loss) for the year ended
June 30, 2005	-	-	-	-	-	(28,930)

Balance at June 30, 2005	-	-	3,003,847	3,004	497,426	(337,952)

Net income (loss) for the year ended
June 30, 2006	-	-	-	-	-	(119,821)

Balance at June 30, 2006	-	-	3,003,847	3,004	497,426	(457,773)

Net income (loss) for the six months ended
December 31, 2006 (Unaudited)	-	-	-	-	-	(37,052)

Balance at December 31, 2006 (Unaudited)	-	$ -	3,003,847	$ 3,004	$ 497,426	$ (494,825)

The accompanying notes are an integral part of these financial statements.

SUNCREST GLOBAL ENERGY CORP.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			From Inception on
	For the six months ended		July 9, 1996
	December 31,		Through
	2006	2005	December 31, 2006

Cash Flows from Operating Activities:
Net Income (Loss)	$ (37,052)	$ (14,244)	$ (494,825)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Stock Issued for Services	-	-	10,000
Gain on Sale of Assets	(32,569)		(32,569)
Change in Operating Assets and Liabilities:	-	-	-
Increase (Decrease) in:
Accounts Payable & Accrued Expenses	(234,029)	11,983	(32,901)

Net Cash Provided (Used) by Operating Activities	(303,650)	(2,261)	(550,295)

Cash Flows from Investing Activities:
Proceeds from sale of Property, Plant and Equipment	496,799	-	496,799
Advance Sale Deposit	-	(10,000)	-

Net Cash Provided (Used) by Investing Activities	496,799	(10,000)	496,799

Cash Flows from Financing Activities:
Cash from Advance	-	5,000	5,000
Proceeds from Issuance of Common Stock	-	-	6,800
Proceeds from Notes Payable	-	-	281,098
Principal Payments on Notes Payable	(188,697)	-	(233,697)

Net Cash Provided (Used) by Financing Activities	(188,697)	5,000	59,201

Increase (Decrease) in Cash	4,452	(7,261)	5,705
Cash and Cash Equivalents at Beginning of Period	1,253	8,981	-

Cash and Cash Equivalents at End of Period	$ 5,705	$ 1,720	$ 5,705

Cash Paid For:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ 900

Non-Cash Investing and Financing Activities:
Assets Contributed by Shareholder	$ -	$ -	$ 498,430
Stock Issued for Notes Payable	$ -	$ -	$ 13,200

The accompanying notes are an integral part of these financial statements

Suncrest Global Energy Corp.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2006

GENERAL

Suncrest Global Energy Corp.  (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended December 31, 2006 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended June 30, 2006

UNAUDITED INFORMATION

The information furnished herein was taken from the books and records of the Company without audit.  However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented.  The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

COMMON STOCK

On October 23, 2006 the Board of Directors approved a 13:1 reverse split of the Company’s common shares which was completed during the quarter.  These financial statements have been retroactively restated to reflect the reverse split.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We are a development stage company, have not recorded revenues in the past two fiscal years, and have suffered losses since our inception.  Our auditors have expressed doubt that we can continue as a going concern if we do not obtain financing.  At December 31, 2006, we had cash of $5,705 and total liabilities of $100.  In August 2006 our wholly owned subsidiary, Coyote Oil Company, Inc., sold its mini oil refinery prototype, land and assets related to that property.  We used the majority of the approximately $465,000 proceeds to pay off debt and we will need to raise additional funds during the next twelve months to satisfy our cash requirements.

During the next twelve months our management intends to actively seek an operating company to acquire or with which to merge.  Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company.  The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the process of “going public.”  However, should a merger or acquisition prove unsuccessful, it is possible that we may decide not to pursue further acquisition activities and management may abandon its activities and our shares would become worthless.  As of the date of this filing, we have not identified any assets or business opportunities for acquisition.

In October 2006, a majority of our stockholders approved a 13-to-1 reverse stock split of our common stock (See Part II, Item 4, below).   The purpose of the reverse stock split was to position the company so that it would be more attractive as a merger or acquisition candidate.  Potential investors must recognize that because we have limited capital available for investigation of business opportunities and management has limited experience in business analysis, we may not discover or adequately evaluate adverse facts about any business opportunity to be acquired.  All risks inherent in new and inexperienced enterprises are inherent in our plan.

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

Our President also determined that there were no changes made in our internal controls over financial reporting during the second quarter of our 2007 fiscal year that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 20, 2006, our board of directors proposed by resolution a 13-to-1 reverse split of our common stock.  On October 23, 2006 (the “Record Date”) stockholders holding 27,241,000 shares of common stock, representing 69.8% of our outstanding common stock, executed and delivered a written consent approving and adopting the reverse split.  The reverse split was made effective December 29, 2006 and our trading symbol on the OTC Bulletin Board changed to “SGEG” at the open of business on December 29, 2006.

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

Date: February 16, 2007

By: /s/ John W. Peters

 John W. Peters

 President, Principal Executive Officer,

Principal Financial Officer, and Director