Form 10QSB
period 2007-03-31
SUNCREST GLOBAL ENERGY CORP
filed 2007-05-15
CIK 1122063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes  [X]   No [   ]

As of April 25, 2007, Suncrest Global Energy Corp. had a total of 3,003,892 post-split shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [  ]  No [X]

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

2

Item 2. Management’s Discussion and Analysis or Plan of Operation

7

Item 3. Controls and Procedures

7

PART II: OTHER INFORMATION

Item 6.  Exhibits

8

Signatures

8

______________________________

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine month period ended March 31, 2007 and 2006 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the nine month period ended March 31, 2007 are not necessarily indicative of results to be expected for any subsequent period.

Suncrest Global Energy Corp.

(Formerly Galaxy Specialties, Inc.)

(A Development Stage Company)

Financial Statements

March 31, 2007

SUNCREST GLOBAL ENERGY CORP.
(Formerly Galaxy Specialties, Inc.)
(A Development Stage Company)
Balance Sheets

ASSETS
	March 31,	June 30,
	2007	2006
	(Unaudited)

Current Assets
Cash	$ 2,164	$ 1,253

Total Current Assets	2,164	1,253

Property, Plant and Equipment, net	-	464,230

Total Assets	$ 2,164	$ 465,483

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$ -	$ 146,700
Accrued Expenses	100	87,429
Notes Payable	-	188,697

Total Current Liabilities	100	422,826

Total Liabilities	100	422,826

STOCKHOLDERS' EQUITY
Preferred Stock, Authorized 5,000,00 Shares, $.01 Par Value,
Issued and Outstanding 0 Shares
Common Stock, Authorized 70,000,000 Shares, $.001 par Value,
Issue and Outstanding 3,003,847 Shares (Retroactively restated)	3,004	3,004
Additional Paid-in Capital	497,426	497,426
Deficit Accumulated During the Development Stage	(498,366)	(457,773)

Total Stockholders' Equity	2,064	42,657

Total Liabilities and Stockholders' Equity	$ 2,164	$ 465,483

SUNCREST GLOBAL ENERGY CORP.
(Formerly Galaxy Specialties, Inc.)
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the	For the	For the	For the	From
	three months	three months	nine months	nine months	Inception on
	ended March 31,	ended March 31,	ended March 31,	ended March 31,	July 9, 1996
	2007	2006	2007	2006	to Mar. 31, 2007

REVENUES	$ -	$ -	$ -	$ -	$ -

Cost of Sales	-	-	-	-	-

Gross Profit (Loss)	-	-	-	-	-

OPERATING EXPENSES
Engineering & Consulting	-	-	-	-	46,269
General & Administrative	3,541	153	70,784	4,814	394,059

Total Operating Expenses	3,541	153	70,784	4,814	440,328

Net Operating Income (Loss)	(3,541)	(153)	(70,784)	(4,814)	(440,328)

OTHER INCOME (EXPENSE)
Gain on sale of Property, Plant
and Equipment	-	-	32,569	-	32,569
Interest Expense	-	(4,755)	(2,378)	(14,338)	(89,707)
Total Other Income (Expense)	-	(4,755)	30,191	(14,338)	(57,138)

LOSS FROM CONTINUING OPERATIONS
AND BEFORE TAXES	(3,541)	(4,908)	(40,593)	(19,152)	(497,466)

TAXES	-	-	-	-	(900)

NET LOSS	$ (3,541)	$ (4,908)	$ (40,593)	$ (19,152)	$ (498,366)

NET LOSS PER SHARE	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.30)

WEIGHTED AVERAGE SHARES
OUTSTANDING	3,003,892	3,003,892	3,003,892	3,000,892	1,684,650

SUNCREST GLOBAL ENERGY CORP.
(Formerly Galaxy Specialties, Inc.)
(A Development Stage Company
Statements of Cash Flows
(Unaudited)
			From Inception on
	For the nine months ended		July 9, 1996
	March 31,		Through
	2007	2006	March 31, 2007

Cash Flows from Operating Activities:
Net Income (Loss)	$ (40,593)	$ (19,152)	$ (498,366)
Adjustments to Reconcile net Loss to Net Cash
Provided by Operations:
Stock Issued for Services	-	-	10,000
Gain on Sale of Assets	(32,569)	-	(32,569)
Change in Operating Assets and Liabilities:
(Increase) Decrease in:
Accounts Payable & Accrued Expenses	(234,029)	16,738	(32,901)
Net Cash Provided (Used) by Operating Activities	(307,191)	(2,414)	(553,836)

Cash Flows from Investing Activities:
Proceeds from sale of Property, Plant and Equipment	496,799	-	496,799
Advance Sale Deposit	-	(10,000)	-
Net Cash Provided (Used) by Investing Activities	496,799	(10,000)	496,799

Cash Flows from Financing Activities:
Cash from Advance	-	5,000	5,000
Proceeds from Issuance of Common Stock	-	-	6,800
Proceeds from Notes Payable	-	-	281,098
Principal Payments on Notes Payable	(188,697)	-	(233,697)
Net Cash Provided (Used) by Financing Activities	(188,697)	5,000	59,201

Increase (Decrease) in Cash	911	(7,414)	2,164

Cash and Cash Equivalents at Beginning of Period	1,253	8,981	-

Cash and Cash Equivalents at End of Period	$ 2,164	$ 1,567	$ 2,164

Supplemental Cash Flow Information:

Cash Paid For:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ 900
Non-Cash Investing and Financing Activities:
Assets Contributed by Shareholder	$ -	$ -	$ 498,430
Stock Issued for Notes Payable	$ -	$ -	$ 13,200

Suncrest Global Energy Corp.

(Formerly Galaxy Specialties, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2007

GENERAL

Suncrest Global Energy Corp.  (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended March 31, 2007 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended June 30, 2006

UNAUDITED INFORMATION

The information furnished herein was taken from the books and records of the Company without audit.  However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented.  The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

COMMON STOCK

On October 23, 2006 the Board of Directors approved a 13:1 reverse split of the Company’s common shares which was effective December 27, 2006.  These financial statements have been retroactively restated to reflect the reverse split.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We are a development stage company, have not recorded revenues in the past two fiscal years, and have suffered losses since our inception.  At March 31, 2007, we had cash of $2,164 and total liabilities of $100.  Our auditors have expressed doubt that we can continue as a going concern if we do not obtain financing.  In August 2006 our wholly owned subsidiary, Coyote Oil Company, Inc., sold its mini oil refinery prototype, land and assets related to that property.  We used the majority of the approximately $465,000 proceeds to pay off debt and we will need to raise additional funds during the next twelve months to satisfy our cash requirements.

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

Our President also determined that there were no changes made in our internal controls over financial reporting during the third quarter of our 2007 fiscal year that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: May 9, 2007	SUNCREST GLOBAL ENERGY CORP. By: /s/ John W. Peters John W. Peters President, Principal Executive Officer, Principal Financial Officer, and Director

8