Form 10KSB
period 2007-06-30
SUNCREST GLOBAL ENERGY CORP
filed 2007-09-26
CIK 1122063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended June 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]   No [   ]

State issuer’s revenue for its most recent fiscal year:  None

The aggregate market value for the voting stock held by non-affiliates cannot be determined due to the fact the registrant’s common stock does not have an active trading market.

As of September 4, 2007, the registrant had 3,003,892 post-split shares of common stock issued and outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes [   ] No [X]

TABLE OF CONTENTS

PART I

Item 1    Description of Business

3

Item 2.   Description of Property

5

Item 3.   Legal Proceedings

5

Item 4.   Submission of Matters to a Vote of Security Holders

5

PART II

Item 5     Market for Common Equity and Related Stockholder Matters

5

Item 6.    Management’s Discussion and Analysis or Plan of Operation

6

Item 7.    Financial Statements

 7

Item 8.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

19

Item 8A. Controls and Procedures

19

Item 8B.  Other Information

19

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons and Corporate Governance;

                Compliance with Section 16(a) of the Exchange Act

19

Item 10.  Executive Compensation

20

Item 11.  Security Ownership of Certain Beneficial Owners and Management

                and Related Stockholder Matters

20

Item 12.  Certain Relationships and Related Transactions, and Director Independence

 21

Item 13.  Exhibits

21

Item 14.  Principal Accountant Fees and Services

22

Signatures

23

In this annual report references to “Suncrest Global,” “we,” “us,” and “our” refer to Suncrest Global Energy Corp. and its subsidiary.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Historical Development

Suncrest Global Energy Corp. was incorporated in the state of Nevada on May 22, 1999 as Galaxy Specialties, Inc.  On June 10, 2003 Suncrest Global Energy Corp. acquired Coyote Oil Company, Inc. (“Coyote Oil”) as a wholly-owned subsidiary.  For accounting purposes the acquisition was treated as a reverse acquisition and Coyote Oil is the accounting survivor and Suncrest Global is the legal survivor.  Coyote Oil owned a proprietary process known as a mini oil refinery, but on August 7, 2006, Coyote Oil completed the sale of its mini oil refinery process to Ecodomaine Refining, Inc.  As of the date of this filing, Suncrest Global and Coyote Oil are development stage companies without operations.

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

Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company.  The opportunity arises principally because of the expensive legal and accounting fees and the length of time associated with the registration process of “going public.”  However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of Suncrest Global.

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

A decision to participate in a specific business opportunity may be made upon our management’s analysis of:

$

the quality of the business opportunity’s management and personnel,

$

the anticipated acceptability of its new products or marketing concept,

$

the merit of its technological changes,

$

the perceived benefit that it will derive from becoming a publicly held entity, and

$

numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria.

No one factor described above will be controlling in the selection of a business opportunity.  Management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data.  Potential business opportunities may occur in many different industries and at various stages of development.  Thus, the task of comparative investigation and analysis of such business opportunities will be extremely difficult and complex.  Potential investors must recognize that because we have limited capital available for investigation and management’s limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the business opportunity to be acquired.

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

In the event we merge or acquire a business opportunity, the successor company will be subject to our reporting obligations.  This is commonly referred to as a “back door registration.”  A back door registration occurs when a non-reporting company becomes the successor of a reporting company by merger, consolidation, exchange of securities, acquisition of assets or otherwise.  The successor company is required to file a current report with the SEC which provides the same kind of information about the successor company to be acquired that would appear in a registration statement, including audited and pro forma financial statements.  Accordingly, we may incur additional expense to conduct due diligence and present the required information for the business opportunity in any report.  Also, the SEC may elect to conduct a full review of the successor company and may issue substantive comments on the sufficiency of disclosure related to the company to be acquired.

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

ITEM 2: DESCRIPTION OF PROPERTY

We do not own or lease any property.  Our President provides office space for our books and records.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any legal proceedings or threatened proceedings as of the date of this filing.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit a matter to a vote of our security holders during the fourth quarter of our 2007 fiscal year.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

On July 21, 2005, the National Association of Securities Dealers (the “NASD”) cleared our common stock for an unpriced quotation on the OTC Bulletin Board under the symbol “SUGE.”  Supplemental information must be filed with the NASD prior to the appearance of a priced quotation, a bid and/or offering price, on that system.  On December 29, 2006, we completed a 13-to-1 reverse stock split of our outstanding common stock.  As a result of the reverse split, our trading symbol on the OTC Bulletin Board changed to “SGEG” and pre-split common shares of 39,050,000 outstanding on October 23, 2006, were reversed to 3,003,892 shares of common stock.

Holders

As of September 4, 2007, we had 98 stockholders of record who hold our common stock.  This number does not include shareholders who hold shares in “street accounts” of securities brokers.

Dividends

We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

We have not issued any unregistered shares of common stock during the fourth quarter of our 2007 fiscal year.

Issuer Purchases of Equity Securities

None.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

We are a development stage company, have not recorded revenues in the past two fiscal years, and have suffered losses since our inception.  At June 30, 2007, we had cash of $11,459 and total liabilities of $10,400.  Our auditors have expressed doubt that we can continue as a going concern if we do not obtain financing.  In August 2006 our wholly-owned subsidiary, Coyote Oil Company, Inc., sold its mini oil refinery prototype, land and assets related to that property.  We used the majority of the approximately $465,000 net proceeds to pay off our debt.  Management anticipates that we will use our cash to pay for our minimal operations and legal, accounting and professional services required to prepare and file our reports with the SEC during the next twelve months.

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

During 2006 and 2007 we did not record research and development expense and do not anticipate those type of expenses in the short term.  We do not anticipate hiring employees in the short term, but this action will be based upon our success in finding a business opportunity.

Off-balance Sheet Arrangements

None.

ITEM 7.  FINANCIAL STATEMENTS

Suncrest Global Energy Corp.

(a Development Stage Company)

Financial Statements

June 30, 2007

CONTENTS

Report of Independent Registered Public Accounting Firm

8

Consolidated Balance Sheets

9

Consolidated Statements of Operations

10

Consolidated Statements of Stockholders’ Equity

11

Consolidated Statements of Cash Flows

13

Notes to the Financial Statements

14

Chisholm Bierwolf & Nilson, LLC Certified Public Accountants	Todd D. Chisholm, Audit Partner Nephi J. Bierwolf, Tax Partner Troy F. Nilson, Audit Partner Shauna S. Howe, Audit Partner

533 West 2600 South, Suite 25  • Bountiful, Utah 84010  • Phone: (801) 292-8756  • Fax: (801) 292-8809 • www.cbncpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Suncrest Global Energy Corp.:

We have audited the accompanying balance sheets of Suncrest Global Energy Corp. (a development stage company) as of June 30, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and from inception, July 9, 1996 through June 30, 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the P.C.A.O.B. (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.   The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Suncrest Global Energy Corp.  (a development stage company) as of June 30, 2007 and 2006 and the results of its operations and cash flows for the years then ended and from inception, July 9, 1996, through June 30, 2007 in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chisholm, Bierwolf & Nilson

Chisholm, Bierwolf & Nilson

Bountiful, Utah

September 13, 2007

Member of AICPA, UACPA & Registered with PCAOB

SUNCREST GLOBAL ENERGY CORP.
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	June 30,	June 30,
	2007	2006

Current Assets
Cash	$ 11,459	$ 1,253

Total Current Assets	11,459	1,253

Property, Plant and Equipment, net	-	464,230

Total Assets	$ 11,459	$ 465,483

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$ 10,400	$ 146,700
Accrued Expenses	-	87,429
Notes Payable	-	188,697

Total Current Liabilities	10,400	422,826

Total Liabilities	10,400	422,826

STOCKHOLDERS' EQUITY
Preferred Stock, Authorized 5,000,000 Shares, $.01 Par Value,
Issued and Outstanding 0 Shares
Common Stock, Authorized 70,000,000 Shares, $.001 par Value,
Issue and Outstanding 3,003,847 Shares (Retroactively Restated)	3,004	3,004
Additional Paid-in Capital	497,426	497,426
Deficit Accumulated During the Development Stage	(499,371)	(457,773)

Total Stockholders' Equity	1,059	42,657

Total Liabilities and Stockholders' Equity	$ 11,459	$ 465,483

The accompanying notes are an integral part of these financial statements.

Suncest Global Energy Corp.
(A Development Stage Company)
Consolidated Statements of Operations

	For the Years Ended		From Inception
	June 30,		on July 9, 1996
	2007	2006	to June 30, 2007

REVENUES	$ -	$ -	$ -

Cost of Sales	-	-	-

Gross Profit (Loss)	-	-	-

OPERATING EXPENSES
Engineering & Consulting	-	-	46,269
General & Administrative	72,245	100,628	395,520

Total Operating Expenses	72,245	100,628	441,789

Net Operating Income (Loss)	(72,245)	(100,628)	(441,789)

OTHER INCOME (EXPENSE)
Interest Expense	(2,378)	(19,093)	(89,707)
Gain on sale of Property, Plant and Equipment	33,025	-	33,025

Total Other Income (Expense)	30,647	(19,093)	(56,682)

LOSS FROM CONTINUTING OPERATIONS
AND BEFORE TAXES	(41,598)	(119,721)	(498,471)

TAXES	-	(100)	(900)

NET LOSS	$ (41,598)	$ (119,821)	$ (499,371)

NET LOSS PER SHARE	$ (0.01)	$ (0.04)	$ (0.29)

WEIGHTED AVERAGE SHARES OUTSTANDING	3,003,847	3,003,847	1,714,532

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

Suncest Global Energy Corp.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage

Balance at December 31, 2002	- -	$ -	1,538,462	$1,538	$516,892	$ (212,640)

June 2003 - Reverse acquisition adjustment	-	-	1,388,462	1,389	(29,389)	-

Net income (loss) for the six months ended
June 30, 2003	-	-	-	-	-	(9,816)

Balance at June 30, 2003	-	-	2,926,924	2,927	487,503	(222,456)

December 2003 - Shares issued for services
at $.01 per share	-	-	76,923	77	9,923	-

Net income (loss) for the year ended
June 30, 2004	-	-	-	-	-	(86,566)

Balance at June 30, 2004	-	-	3,003,847	3,004	497,426	(309,022)

Net income (loss) for the year ended
June 30, 2005	-	-	-	-	-	(28,930)

Balance at June 30, 2005	-	-	3,003,847	3,004	497,426	(337,952)

Net income (loss) for the year ended
June 30, 2006	-	-	-	-	-	(119,821)

Balance at June 30, 2006	-	-	3,003,847	3,004	497,426	(457,773)

Net loss for the year ended June 30, 2007	-	-		-	-	(41,598)

Balance at June 30, 2007, retroactively restated	-	$ -	3,003,847	$3,004	$497,426	$ (499,371)

The accompanying notes are an integral part of these financial statements.

SUNCREST GLOBAL ENERGY CORP.
(A Development Stage Company)
Consolidated Statements of Cash Flows
			From Inception on
	For the years ended		July 9, 1996
	June 30,		Through
	2007	2006	June 30, 2006
Cash Flows from Operating Activities:
Net Income (Loss)	$ (41,598)	$ (119,821)	$ (499,371)
Adjustments to Reconcile net Loss to Net Cash
Provided by Operations:
Stock Issued for Services	-	-	10,000
Gain on sale of Property, Plant and Equipment	(33,025)	-	(33,025)
Change in Operating Assets and Liabilities:
Increase (Decrease) in:
Accounts Payable & Accrued Expenses	(223,729)	117,093	(22,601)

Net Cash Provided (Used) by Operating Activities	(298,352)	(2,728)	(544,997)

Cash Flows from Investing Activities:
Proceeds from Sale of Property, Plant and Equipment	497,255	-	497,255
Advance Sale Deposit	-	(10,000)	-

Net Cash Provided (Used) by Investing Activities	497,255	(10,000)	497,255

Cash Flows from Financing Activities:
Cash from Advance	-	5,000	5,000
Proceeds from Issuance of Common Stock	-	-	6,800
Proceeds from Notes Payable	-	-	281,098
Principal Payments on Notes Payable	(188,697)	-	(233,697)

Net Cash Provided (Used) by Financing Activities	(188,697)	5,000	59,201

Increase (Decrease) in Cash	10,206	(7,728)	11,459

Cash and Cash Equivalents at Beginning of Period	1,253	8,981	-

Cash and Cash Equivalents at End of Period	$ 11,459	$ 1,253	$ 11,459

Supplemental Cash Flow Information:

Cash Paid For:
Interest	$ -	$ -	$ -
Income Taxes	100	-	900
Non-Cash Investing and Financing Activities:
Assets Contributed by Shareholder	-	-	498,430
Stock Issued for Notes Payable	-	-	13,200
Stock Issued for Services	-	10,000	10,000

The accompanying notes are an integral part of these financial statements.

Suncrest Global Energy Corp.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2007

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

     On June 5, 2000, the Company merged with Hystar Aerospace Marketing Corporation of Montana, Inc. (Hystar).  Hystar’s business plan was to lease, sell and market certain technology.  The technology proved to be prohibitive and further activity ceased.  Hystar never commenced operations.

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

    On August 7, 2006, the Company sold its property, plant and equipment for $500,000 less settlement costs of $2,745.

b.  Accounting Method

     The Company recognizes income and expense on the accrual basis of accounting.

c.  Cash and Cash Equivalents

     The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

d.  Property, Plant and Equipment

     Property, Plant and Equipment consists of the following at June 30, 2007 and 2006:

	2007	2006

Property and Plant	$ -	$ 464,230
Accumulated Depreciation	-	-
Total Property, Plant and Equipment	$ -	$ 464,230

Suncrest Global Energy Corp.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2007

NOTE 1 - Summary of Significant Accounting Policies (Continued)

d.  Property, Plant and Equipment (Continued)

     The Provision for depreciation is calculated using the straight-line method over the estimated useful lives of the assets.  Since the assets have not been placed in service as of June 30, 2007, no depreciation expense has been recognized for the years ended

June 30, 2007 and 2006 and from inception on July 9, 1996 thru June 30, 2007.

  In accordance with Financial Accounting Standards Board Statement No. 144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount.  As of June 30, 2007, no impairments have been recognized.

e.  Provision for income Taxes

   No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $499,371 that will be offset against future taxable income.  These NOL carryforwards begin to expire in the year 2016.

   Deferred tax assets and valuation account is as follows at June 30, 2007 and 2006:

Deferred tax asset:

	2007	2006

NOL carryforward	$ 184,767	$ 169,376
Valuation allowance	(184,767)	(169,376)
Total	$ -	$ -

  The components of current income tax expense as of June 30, 2007 and 2006, respectively are as follows.

	As of June 30,
	2007	2006
Current federal tax expense	$ -	$ -
Current state tax expense	100	100
Change in NOL benefits	(15,391)	(33,516)
Change in valuation allowance	15,391	33,516
Income tax expense	$ 100	$ 100

f.  Earnings (loss) Per Share

   The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

Suncrest Global Energy Corp.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2007

NOTE 1 - Summary of Significant Accounting Policies (Continued)

f.  Earnings (loss) Per Share (Continued)

Fully dilutive earnings per share has not been presented because it equals primary earnings per share.

	For the Year	For the Year	From Inception
	Ended	Ended	on July 9, 1996
	June 30,	June 30,	thru June 30,
	2007	2006	2007

Income (loss) Numerator	$ (41,598)	$ (119,821)	$ (499,371)
Shares (Denominator)	3,003,847	3,003,847	1,714,532
Per Share Amount	$ (0.01)	$ (0.04)	$ (0.29)

g.  Preferred Stock

   Each share of preferred stock is convertible into 10 shares of common stock.

h.  Use of Estimates in the Preparation of Financial Statements

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and expenses during the reporting period.  In these financial statements, assets, liabilities and expenses involve extensive reliance on management’s estimates.  Actual results could differ from those estimates.

i.  Financial Instruments

   The recorded amounts for financial instruments, including cash equivalents, receivables, investments, accounts payable and accrued expenses, and long-term debt approximate their market values as of June 30, 2007.  The Company has no investments in derivative financial instruments.

J.  Consolidation Policy

    These consolidated financial statements present the results of Suncrest Global Energy Corp. and its subsidiary Coyote Oil Company, Inc.  All intercompany balances and transactions have been eliminated in consolidation.

Suncrest Global Energy Corp.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2007

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

NOTE 3 - Notes Payable

Notes Payable is detailed as follows at June 30, 2007 and 2006:

	2007	2006
Notes payable to an individual, bears interest at 10%, unsecured
payable upon demand	$ -	$ 47,000

Notes payable to a company, payable on demand, bears interest at 10%, principal due at maturity, secured by oil refinery,
convertible into common stock at a rate established by the Board	-	141,697

Total Notes Payable	$ -	$ 188,697

  On August 18, 2006, the amounts were paid in full from proceeds from the sale of assets.

NOTE 4 - Recent Pronouncements

  In May, 2006, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections,

which is a replacement of APB Opinion No. 20 Accounting Changes, and FASB Statement No.3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle.  This statement applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.

SFAS No. 154 is effective for financial statements for fiscal years beginning after December 15, 2005.   The adoption of SFAS No. 154 will not have any impact on the Company’s financial statements.

  In February, 2006 the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.   This statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of

Suncrest Global Energy Corp.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2007

NOTE 4 - Recent Pronouncements (Continued)

Statement 133 to beneficial Interests in Securitized Financial Assets.”  SFAS No. 155 is effective for financial statements for fiscal years beginning after September 15, 2006.   The adoption of SFAS No. 155 will not have any impact on the Company’s financial statements.

  In March, 2006 the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities.  SFAS No. 156 is effective for financial statements for fiscal years beginning after September 15, 2006.  The Adoption of SFAS No. 155 will not have any impact on the Company’s financial statements.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had a change in, or disagreement with, our independent public registered accounting firm for the fiscal years ended June 30, 2007 and 2006.

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

Our President also determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

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

Name	Age	Position Held	Director Since
John W. Peters	55	President and Director	June 9, 2003
April L. Marino	33	Secretary/Treasurer and Director	June 5, 2000

John W. Peters   Mr. Peters has been involved with Coyote Oil since its inception in 1996 and has served as President of that company since June 15, 2001.  Since July 1999 Mr. Peters has been the manager of Development Specialties, Inc. a property development and management company.  He is a director of Bingham Canyon Corporation, Cancer Capital Corp. and Skinovation Pharmaceutical Incorporated, reporting companies.  Mr. Peters studied business administration at Long Beach Community College and California Polytechnic State University in San Louis Obispo, California

April L. Marino   Ms. Marino is employed as a administrative assistant by First Equity Holdings Corp.  She has been an employee of that company since December 1997.  She is a director of Libra Alliance Corporation, a reporting company.

Audit Committee Financial Expert

Because we have minimal operations we do not have an audit committee serving at this time and, accordingly, we do not have an audit committee financial expert serving on an audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based upon our records and representations to us that no Forms 5 were required, we believe no filings were required to be filed during our 2007 fiscal year.

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

ITEM 10.  EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer, John W. Peters, did not receive any cash or non-cash compensation during the past  fiscal year, nor did he have any outstanding equity awards at year end.  We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our board of directors.

Retirement or Change of Control Arrangements

We do not offer retirement benefit plans to our executive officers, nor have we entered into any contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to a named executive officer at or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of the company or a change in the named executive officer’s responsibilities following a change in control.

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

Certain Beneficial Owners

The following table lists the beneficial ownership by our management and each person or group known by us to own beneficially more than 5% of our common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based on 3,003,892 post-split shares of common stock outstanding as of September 4, 2007.

CERTAIN BENEFICIAL OWNERS
Name and address of beneficial owner	Amount and nature of beneficial ownership	Percentage of class
VIP Worldnet, Inc. 154 E. Ford Avenue Salt Lake City, UT 84115	1,155,703 (1)	38.5

  (1)

VIP Worldnet, Inc. holds 1,153,847 shares and its directors and officers beneficially own 1,856 shares of our common stock.

MANAGEMENT
Name and address of beneficial owner	Amount and nature of beneficial ownership	Percentage of class
John W. Peters 3353 South Main, #584, Salt Lake City, UT 84115	576,940	19.2
April L. Marino 3353 South Main, #584, Salt Lake City, UT 84115	31	Less than 1%
All directors and executive officers as a group	576,971	19.2

(2) Represents 576,924 common shares owned by Mr. Peters and 16 shares owned by his spouse.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,

AND DIRECTOR INDEPENDENCE

Related Party Transactions

We have not entered into or proposed any transactions during the last fiscal year in which a director, executive officer or more than 5% shareholder had a material direct or indirect interest.

Director Independence

We do not have any independent directors serving on our board of directors.

ITEM 13. EXHIBITS

No.

Description

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

Principal Financial Officer Certification

32.1

Section 1350 Certification

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Accountant Fees

The following table presents the aggregate fees billed for each of the last two fiscal years by our independent registered public accounting firm, Chisholm, Bierwolf and Nilson, LLC, in connection with the audit of our financial statements and other professional services rendered by that firm.

	2007	2006
Audit fees	$ 3,100	$ 3,000
Audit-related fees	-	-
Tax fees	-	350
All other fees	$ -	$ -

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

Date: September 24, 2007	SUNCREST GLOBAL ENERGY CORP. By: /s/ John W. Peters John W. Peters, President

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 24, 2007	/s/ John W. Peters John W. Peters President, Principal Executive Officer, Principal Financial and Accounting Officer and Director
Date: September 24, 2007	/s/ April L. Marino April L. Marino Secretary/Treasurer and Director

23