Form 10QSB
period 2007-09-30
SUNCREST GLOBAL ENERGY CORP
filed 2007-11-13
CIK 1122063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended September 30, 2007

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

Yes  [X]   No [   ]

As of October 29, 2007, Suncrest Global Energy Corp. had a total of 3,003,892 post-split shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [  ]  No [X]

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

2

Item 2. Management’s Discussion and Analysis or Plan of Operation

7

Item 3. Controls and Procedures

7

PART II: OTHER INFORMATION

Item 5.  Other Information

8

Item 6.  Exhibits

8

Signatures

8

______________________________

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three month period ended September 30, 2007 and 2006 is unaudited.  This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data.  The results of operations for the three month period ended September 30, 2007 are not necessarily indicative of results to be expected for any subsequent period.

Suncrest Global Energy Corp.

(Formerly Galaxy Specialties, Inc.)

(A Development Stage Company)

Financial Statements

September 30, 2007

SUNCRST GLOBAL ENERGY CORP.

(A Development Stage Company)

Balance Sheets

ASSETS
	September 30,	June 30,
	2007	2007
	(Unaudited)

Current Assets
Cash	$ 6,459	$ 11,459

Total Current Assets	6,459	11,459

Total Assets	$ 6,459	$ 11,459

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$ 12,900	$ 10,400

Total Current Liabilities	12,900	10,400

Total Liabilities	12,900	10,400

STOCKHOLDERS' EQUITY
Preferred Stock, Authorized 5,000,00 Shares, $.01 Par Value,
Issued and Outstanding 0 Shares
Common Stock, Authorized 70,000,000 Shares, $.001 par Value,
Issue and Outstanding 3,003,847 Shares (Retroactively Restated)	3,004	3,004
Additional Paid-in Capital	497,426	497,426
Deficit Accumulated During the Development Stage	(506,871)	(499,371)

Total Stockholders' Equity (Deficit)	(6,441)	1,059

Total Liabilities and Stockholders' Equity (Deficit)	$ 6,459	$ 11,459

The accompanying notes are an integral part of these financial statements.

SUNCREST GLOBAL ENERGY CORP.

(A development Stage Company)

Statements of Operations

(Unaudited)

	For the three	For the three	From
	months ended	months ended	Inception on
	Sept. 30,	Sept. 30,	July 9, 1996
	2007	2006	to Sept. 30, 2007

REVENUES	$ -	$ -	$ -

Cost of Sales	-	-	-

Gross Profit (Loss)	-	-	-

OPERATING EXPENSES
Engineering & Consulting	-	-	46,269
General & Administrative	7,500	64,636	388,367

Total Operating Expenses	7,500	64,636	434,636

Net Operating Income (Loss)	(7,500)	(64,636)	(434,636)

OTHER INCOME (EXPENSE)
Gain on sale of Property, Plant
and Equipment	-	32,569	33,025
Interest Expense	-	(2,378)	(89,707)
Total Other Income (Expense)	-	30,191	(56,682)

LOSS FROM CONTINUING OPERATIONS
AND BEFORE TAXES	(7,500)	(34,445)	(491,318)

Income Tax Expense	-	-	(900)

NET LOSS	$ (7,500)	$ (34,445)	$ (492,218)

NET LOSS PER SHARE	$ -	$ (0.01)	$ (0.28)

WEIGHTED AVERAGE SHARES
OUTSTANDING	3,003,847	3,003,847	1,744,414

The accompanying notes are an integral part of these financial statements.

Suncrest Global Energy Corp.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

			From Inception
	For the three		on July 9, 1996
	months ended		Through
	September 30,		September 30,
	2007	2006	2007
Cash Flows from Operating Activities:
Net Income (Loss)	$ (7,500)	$ (34,445)	$ (506,871)
Adjustments to Reconcile net Loss to Net Cash
Provided by Operations:
Stock Issued for Services	-	-	10,000
Gain on Sale of Assets	-	(32,569)	(33,025)
Change in Operating Assets and Liabilities:	-	-	-
Increase (Decrease) in:
Accounts Payable & Accrued Expenses	2,500	(234,029)	(20,101)
Net Cash Provided (Used) by Operating Activities	(5,000)	(301,043)	(549,997)

Cash Flows from Investing Activities:
Proceeds from sale of Property, Plant and Equipment	-	496,799	497,255
Advance Sale Deposit	-	-	-
Net Cash Provided (Used) by Investing Activities	-	496,799	497,255

Cash Flows from Financing Activities:
Cash from Advance	-	-	5,000
Proceeds from Issuance of Common Stock	-	-	6,800
Proceeds from Notes Payable	-	-	281,098
Principal Payments on Notes Payable	-	(188,697)	(233,697)
Net Cash Provided (Used) by Financing Activities	-	(188,697)	59,201

Increase (Decrease) in Cash	(5,000)	7,059	6,459

Cash and Cash Equivalents at Beginning of Period	11,459	1,253	-

Cash and Cash Equivalents at End of Period	$ 6,459	$ 8,312	$ 6,459

Supplemental Cash Flow Information:
Cash Paid For:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ 900
Non-Cash Investing and Financing Activities:
Assets Contributed by Shareholder	$ -	$ -	$ 498,430
Stock Issued for Notes Payable	$ -	$ -	$ 13,200

The accompanying notes are an integral part of these financial statements.

Suncrest Global Energy Corp.

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2007

GENERAL

Suncrest Global Energy Corp.  (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended September 30, 2007 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended June 30, 2007

UNAUDITED INFORMATION

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We are a development stage company and we have not recorded revenues in the past two fiscal years. At September 30, 2007, we had cash of $6,459 and total liabilities of $12,900.  Our auditors have expressed doubt that we can continue as a going concern if we do not obtain financing.  Management anticipates during the next twelve months that we will use our cash to pay for our minimal operations and legal, accounting and professional services required to prepare and file our reports with the SEC.  However, we will need to raise additional funds during the next twelve months to satisfy our cash requirements.

Any additional funding will likely come from loans or equity financing.  If we sell our common stock to raise additional capital, then we expect to issue such stock pursuant to exemptions provided by federal and state securities laws.  The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions.  We do not currently intend to make a public offering of our stock.  We also note that if we issue more shares of our common stock, then our shareholders may experience dilution in the value per share of their common stock.

Management has actively sought an operating company to acquire or with which to merge and we have identified a business opportunity that we plan to pursue.  However, as of the date of this report, we are in preliminary negotiations and have not entered into a definitive agreement concerning an acquisition or merger, and management can not assure you that any transaction will be finalized. Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company.  The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the process of “going public”.

Potential investors must recognize that because we have limited capital available for investigation of business opportunities and management has limited experience in business analysis, we may not discover or adequately evaluate adverse facts about any business opportunity to be acquired.  If we are unable to finalize a merger or acquisition, it is possible that management may decide not to pursue further acquisition activities and management may abandon its activities and our shares would become worthless.

It is emphasized that our management may effect transactions having a potentially adverse impact upon our shareholders pursuant to the authority and discretion of our board of directors to complete acquisitions without submitting any proposal to the stockholders for their consideration.

During the past fiscal year we have not recorded research and development expense and do not anticipate those type of expenses in the short term.  We do not anticipate hiring employees in the short term, but this action will be based upon our success in finding a business opportunity.

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

Our President also determined that there were no changes made in our internal controls over financial reporting during the first quarter of our 2008 fiscal year that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

In August 2006 our wholly-owned subsidiary, Coyote Oil Company, Inc. (“Coyote Oil”), sold its mini oil refinery prototype, land and assets related to that property and after that transaction Coyote Oil did not have any assets or have a plan of operation.  On September 28, 2007, Coyote Oil’s board of directors and shareholder approved the dissolution of that corporation and caused a Certificate of Dissolution to be filed with the Nevada Secretary of State, which became effective October 30, 2007.

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

Date: November 8, 2007	SUNCREST GLOBAL ENERGY CORP. By: /s/ John W. Peters John W. Peters President, Principal Executive Officer, Principal Financial Officer, and Director

8