Form 10-QT
period 2007-09-30
SUNCREST GLOBAL ENERGY CORP
filed 2008-02-04
CIK 1122063

QUARTERLY REPORT ON FORM 10QSB FOR THE PERIOD ENDED SEPTEMBER 30, 2007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended _________________

[X]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from July 1, 2007 to September 30, 2007

Commission File No.000-31355

SUNCREST GLOBAL ENERGY CORP.
(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation ororganization)	81-0438093 (I.R.S. Employer Identification No.)

124 North First Street, Louisville, KY 40202
(Address of principal executive offices)

502-379-4788
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) as of September 30, 2007.
Yes [X]    No [   ]

As of October 29, 2007, Suncrest Global Energy Corp. had a total of 3,003,892 post-split shares of common stock issued and outstanding.

Transitional small business disclosure format: Yes [   ]    No [X]

Suncrest Global Energy Corporation (the “Company”) is filing this Transition Report on Form 10-QSB (This “Transition Report”) in connection with its change in fiscal year end from June 30 to September 30. The Company previously reported its change in fiscal year end on a Current Report on Form 8-K, dated December 20, 2007. This Transition Report is identical, in all material respects, to the Form 10-QSB filed by the Company on November 13, 2007 with regard to the three months ended September 30, 2007.

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

Suncrest Global Energy Corp.
(Formerly Galaxy Specialties, Inc.)

(A Development Stage Company)

Financial Statements
September 30, 2007

SUNCREST GLOBAL ENERGY CORP.
(A Development Stage Company)
Balance Sheets

ASSETS	September 30, 2007	June 30, 2007
	(Unaudited)
Current Assets
Cash	$ 6,459	$ 11,459

Total Current Assets	6,459	11,459

Total Assets	$ 6,459	$ 11,459

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$ 12,900	$ 10,400

Total Current Liabilities	12,900	10,400

Total Liabilities	$ 12,900	$ 10,400

STOCKHOLDERS’ EQUITY
Preferred Stock, Authorized 5,000,00 Shares, $.01 Par Value,
Issued and Outstanding 0 Shares
Common Stock, Authorized 70,000,000 Shares, $.001 par Value,
Issue and Outstanding 3,003,847 Shares (Retroactively Restated)	3,004	3,004
Additional Paid-in Capital	497,426	497,426
Deficit Accumulated During the Development Stage	(506,871)	(499,371)

Total Stockholders’ Equity (Deficit)	(6,441)	1,059

Total Liabilities and Stockholders’ Equity (Deficit)	$ 6,459	$ 11,459

The accompanying notes are an integral part of these financial statements.

SUNCREST GLOBAL ENERGY CORP.
(A development Stage Company)
Statements of Operations
(Unaudited)

	For the three months ended Sept. 30, 2007	For the three months ended Sept. 30, 2006	From Inception on July 9, 1996 to Sept. 30, 2007
REVENUES	$ —	$ —	$ —

Cost of Sales	—	—	—

Gross Profit (Loss)	—	—	—

OPERATING EXPENSES
Engineering & Consulting	—	—	46,269
General & Administrative	7,500	64,636	388,367

Total Operating Expenses	7,500	64,636	434,636

Net Operating Income (Loss)	(7,500)	(64,636)	(434,636)
OTHER INCOME (EXPENSE)
Gain on sale of Property, Plant
and Equipment	—	32,569	33,025
Interest Expense	—	(2,378)	(89,707)

Total Other Income (Expense)	—	30,191	(56,682)

LOSS FROM CONTINUING OPERATIONS
AND BEFORE TAXES	(7,500)	(34,445)	(491,318)
Income Tax Expense	—	—	(900)

NET LOSS	$ (7,500)	$ (34,445)	$ (492,218)

NET LOSS PER SHARE	$ -	$ (0.01)	$ (0.28)

WEIGHTED AVERAGE SHARES
OUTSTANDING	3,003,847	3,003,847	1,744,414

The accompanying notes are an integral part of these financial statements.

Suncrest Global Energy Corp.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the three months ended September 30,		From Inception on July 9, 1996 Through September 30,
	2007	2006	2007
Cash Flows from Operating Activities:
Net Income (Loss)	$(7,500)	$(34,445)	$(506,871)
Adjustments to Reconcile net Loss to Net Cash
Provided by Operations:
Stock Issued for Services	—	—	10,000
Gain on Sale of Assets	—	(32,569)	(33,025)
Change in Operating Assets and Liabilities:	—	—	—
Increase (Decrease) in:
Accounts Payable & Accrued Expenses	2,500	(234,029)	(20,101)

Net Cash Provided (Used) by Operating Activities	(5,000)	(301,043)	(549,997)

Cash Flows from Investing Activities:
Proceeds from sale of Property, Plant and Equipment	—	496,799	497,255
Advance Sale Deposit	—	—	—

Net Cash Provided (Used) by Investing Activities	—	496,799	497,255

Cash Flows from Financing Activities:
Cash from Advance	—	—	5,000
Proceeds from Issuance of Common Stock	—	—	6,800
Proceeds from Notes Payable	—	—	281,098
Principal Payments on Notes Payable	—	(188,697)	(233,697)

Net Cash Provided (Used) by Financing Activities	—	(188,697)	59,201

Increase (Decrease) in Cash	(5,000)	7,059	6,459
Cash and Cash Equivalents at Beginning of Period	11,459	1,253	—

Cash and Cash Equivalents at End of Period	$ 6,459	$ 8,312	$ 6,459

Supplemental Cash Flow Information:
Cash Paid For:
Interest	$ —	$ —	$ —

Income Taxes	$ —	$ —	$ 900

Non-Cash Investing and Financing Activities:
Assets Contributed by Shareholder	$ —	$ —	$ 498,430

Stock Issued for Notes Payable	$ —	$ —	$ 13,200

The accompanying notes are an integral part of these financial statements.

Suncrest Global Energy Corp.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2007

GENERAL

Suncrest Global Energy Corp. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended September 30, 2007 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended June 30, 2007.

Effective December 20, 2007, our Board of Directors approved a change in our fiscal year end from June 30 to September 30. As set forth in the cover page of this report, our Transition Report modifies our Quarterly Report on From 10-QSB for the three months ended September 30, 2007 that was previously filed with the Securities and Exchange Commission.

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

ITEM 6. EXHIBITS

Part I Exhibits

31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNCREST GLOBAL ENERGY CORP

Date: February 4, 2008	By:	/s/ Bruce Widener
Bruce Widener Chief Executive Officer and Chairman the Board of Directors

