Form 10QSB
period 2007-12-31
SUNCREST GLOBAL ENERGY CORP
filed 2008-02-19
CIK 1122063

QUARTERLY REPORT ON FORM 10QSB FOR THE PERIOD ENDED DECEMBER 31, 2007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _____________________

Commission File No.000-31355

BEACON ENTERPRISE SOLUTIONS GROUP, INC.
(Name of small business issuer in its charter)

Nevada	81-0438093
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

124 North First Street, Louisville, KY 40202
(Address of principal executive offices)

502-379-4788
(Issuer’s telephone number)

SUNCREST GLOBAL ENERGY CORP.
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [_] No [X]

As of January 29, 2008, Beacon Enterprise Solutions Group, Inc. had a total of 10,468,021 shares of common stock issued and outstanding.

Transitional small business disclosure format: Yes [_] No [X]

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Beacon Enterprise Solutions Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet

December 31, 2007 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 651,367
Accounts receivable	646,987
Inventory	590,222
Refund due from escrow from acquired business	49,970
Prepaid expenses and other current assets	100,864

Total current assets	2,039,410
Property and equipment, net	230,954
Goodwill	2,801,973
Other intangible assets, net	4,283,020
Inventory, less current portion	99,158
Security deposits	27,591

Total assets	$ 9,482,106

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$ 433,132
Line of credit obligation	250,000
Bridge notes (net of $65,161 of discounts)	634,839
Current portion of capital lease obligations	17,734
Accounts payable	900,909
Accrued private placement costs	481,407
Accrued acquisition costs	444,595
Accrued expenses	273,361
Customer deposits	247,322

Total current liabilities	3,683,299
Long-term debt, less current portion	1,840,225
Capital lease obligations, less current portion	7,756
Other acquisition liability	50,000

Total liabilities	5,581,280

Stockholders’ equity
Series A convertible preferred stock, $1,000 stated value, 4,500 shares authorized, 2,433.9 shares issued and
outstanding, (liquidation preference $3,051,544)	2,433,900
Common stock, $0.001 par value 70,000,000 shares
authorized, 10,648,021 shares issued and
outstanding	10,468
Additional paid in capital	3,352,004
Accumulated deficit	(1,895,546)

Total stockholders’ equity	3,900,826

Total liabilities and stockholders’ equity	$ 9,482,106

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beacon Enterprise Solutions Group, Inc. and Subsidiaries
Condensed Consolidated Statement of Operations
(Unaudited)

For the three months ended December 31, 2007
Net sales	$ 137,088
Cost of goods sold	34,832

Gross profit	102,256
Operating expense
Salaries and benefits	438,884
Selling, general and administrative	486,330

Total operating expense	925,214

Loss from operations	(822,958)
Other expenses
Interest expense	(27,995)

Total other expenses	(27,995)

Net loss before income taxes	(850,953)
Income taxes	—

Net loss	(850,953)
Series A Preferred Stock:
Contractual dividends	(7,335)
Deemed dividends related to beneficial conversion feature	(903,878)

Net loss available to common stockholders	$(1,762,166)

Net loss per share to common stockholders - basic and diluted	$ (0.30)

Weighted average shares outstanding
basic and diluted	5,818,999

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beacon Enterprise Solutions Group, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ (Deficit) Equity
(Unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	$1,000 Stated Value	Shares	$0.001 Par Value
Balance at October 1, 2007			5,187,650	$5,188	$(812)	$(133,380)	$(129,004)
Common stock granted to employee for services			782,250	782	(782)		—
Vested portion of common stock granted to employee for services					132,372		132,372
Shares of Suncrest outstanding at time of share exchange			1,273,121	1,273	(1,273)		—
Common stock issued as purchase consideration in business combinations			3,225,000	3,225	2,738,025		2,741,250
Series A Preferred Stock issued in private placement	2,433.9	2,433,900					2,433,900
Private placement offering costs					(491,404)		(491,404)
Beneficial conversion feature — deemed preferred stock dividend					903,878	(903,878)	—
Bridge note warrants					72,000		72,000
Series A Preferred Stock contractual dividends						(7,335)	(7,335)
Net loss						(850,953)	(850,953)

Balance at December 31, 2007 (unaudited)	2,433.9	$2,433,900	10,468,021	$10,468	$3,352,004	$(1,895,546)	$3,900,826

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beacon Enterprise Solutions Group, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows
(Unaudited)

For the Three Months Ended December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (850,953)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	21,924
Non-cash interest	6,839
Share based payment	132,372
Changes in operating assets and liabilities:
Accounts receivable	(9,321)
Inventory	315
Prepaid expenses and other current assets	(73,398)
Accounts payable	26,227
Other assets	97,048
Accrued expenses	164,217

NET CASH USED IN OPERATING ACTIVITIES	(484,730)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(5,081)
Acquisition of businesses, net of acquired cash	(1,776,933)

NET CASH USED IN INVESTING ACTIVITIES	(1,782,014)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuances of bridge notes	422,000
Proceeds from sale of preferred stock, net of offering costs	2,433,900

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,855,900

NET INCREASE IN CASH AND CASH EQUIVALENTS	589,156
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	62,211

CASH AND CASH EQUIVALENTS — END OF PERIOD	$ 651,367

Supplemental disclosures
Cash paid for:
Interest	$ 2,717

Income taxes	$ —

Acquisition of businesses
Accounts receivable	$ 661,666
Inventory	689,695
Prepaid expenses and other current assets	52,824
Property and equipment	226,743
Goodwill	2,801,973
Customer relationships	3,704,074
Non-compete agreements	500,000
Tradenames	100,000
Security deposits	6,050
Line of credit	(250,000)
Accounts payable and accrued expenses	(872,868)
Customer deposits	(304,190)
Long-term debt assumed	(354,199)
Capital lease obligations	(25,490)
Less: common stock issued as purchase consideration	(2,741,250)
Less: acquisition notes issued to sellers of acquired businesses	(1,973,500)
Less: accrued acquisition costs	(444,595)

Cash used in acquisition of businesses (net of $148,283 of cash acquired)	$ 1,776,933

Accrued offering costs	$ 481,407

Bridge note warrants	$ 72,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEACON ENTERPRISE SOLUTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 — THE COMPANY

Organization

        The financial statements presented are those of Beacon Enterprise Solutions Group, Inc. (“Beacon” or the “Company”), which was originally formed in the State of Indiana on June 6, 2007.

        The Company is a unified, single source information technology and telecommunications enterprise that provides professional services and sales of information technology and telecommunications products to mid-market commercial businesses, state and local government agencies, and educational institutions.

        The Company was formed for the purpose of acquiring and consolidating regional telecom businesses and service platforms into an integrated, national provider of high quality voice, data and VOIP communications to small and medium-sized business enterprises (the “SME Market”). The Company’s business strategy is to acquire companies that will allow it to serve the SME Market on an integrated, turn-key basis from system design, procurement and installation through all aspects of providing network service and designing and hosting network applications.

        The Company was a development stage enterprise with no operating history until completing the Share Exchange Transaction described below and simultaneous business combinations and Private Placement financing transaction described in Notes 4 and 14, respectively.

Share Exchange Transaction

        Pursuant to a Securities Exchange Agreement, Suncrest Global Energy Corp. (“Suncrest”) acquired all of the outstanding no par value common stock of the Company on December 20, 2007. Suncrest, in exchange for such Company common stock issued 1 share of its own $0.001 par value common stock directly to the Company’s stockholders for each share of their Company common stock (the “Share Exchange Transaction”). Following the Share Exchange Transaction, the existing stockholders of Suncrest retained 1,273,121 shares of Suncrest’s outstanding common stock and the Company’s stockholders became the majority owners of Suncrest. Suncrest was incorporated in the State of Nevada on May 22, 2000. The Company paid a $305,000 fee to the stockholders of Suncrest in connection with completing the Share Exchange Transaction which is included as a component of selling, general and administrative expense in the accompanying condensed consolidated statement of operations.

        Prior to the Share Exchange Transaction, Suncrest was a publicly-traded corporation with nominal operations of its own. Pursuant to the merger, Suncrest was the surviving legal entity. Following the Share Exchange Transaction, Suncrest changed its name to Beacon Enterprise Solutions Group, Inc. on February 15, 2008 and continued to carry on the operations of the Company. The Share Exchange Transaction has been accounted for as a reverse merger and recapitalization transaction in which the original Beacon is deemed to be the accounting acquirer. Accordingly, the accompanying condensed consolidated financial statements present the historical financial position, results of operations and cash flows of Beacon, adjusted to give retroactive effect to the recapitalization of Beacon into Suncrest.

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements as of December 31, 2007 and for the three months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited consolidated financial statements. The unaudited condensed consolidated balance sheet as of December 31, 2007, condensed consolidated statement of operations for the three ended December 31, 2007 and the condensed consolidated statement of stockholders’ equity and cash flows for the three months ended December 31, 2007 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the period presented. The results for the three months ended December 31, 2007 are not necessarily indicative of results to be expected for the year ending September 30, 2008 or for any future interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Current Report on Form 8-K, which was filed with the SEC on December 28, 2007.

NOTE 2 — LIQUIDITY, FINANCIAL CONDITION AND MANAGEMENT’S PLANS

        The Company incurred a net loss of $850,953 and used $484,730 of cash in its operating activities for the three months ended December 31, 2007. At December 31, 2007, the Company’s accumulated deficit amounted to $1,895,546. The Company had cash of $651,367 and a working capital deficiency of $1,539,075 at December 31, 2007.

        On June 14, 2007, the Company signed a non-exclusive engagement agreement with Laidlaw & Company (UK) Ltd. (“Laidlaw”) in which Laidlaw agreed to provide the Company with certain corporate finance advisory services including (i) raising capital under the Private Placement transaction described in Note 14; (ii) structuring the business combinations described in Note 4; and (iii) assisting the Company with identifying the public company in the Share Exchange Transaction described in Notes 1 and 14. These transactions were completed on December 20, 2007. The Company raised $4.0 million in the private placement in three separate closings on December 20, 2007, January 15, 2008, and February 12, 2008. The Company assumed approximately $405,000 of debt obligations in which the sellers of one of the acquired businesses described in Note 4 triggered an acceleration of principal under certain change of ownership provisions that constitute an event of default under those agreements (Note 10). These obligations are classified as current liabilities in the accompanying condensed consolidated balance sheet as a result of the Company’s commitment to repay or obtain letters of credit upon which the creditors can draw them pursuant to its merger agreement with Bell-Haun Systems Inc. as described in Note 4.

        As described in Note 10, the Company received $500,000 of gross proceeds ($278,000 prior to September 30, 2007 and $222,000 during the three months ended December 31, 2007) under a bridge financing facility furnished by two of its founding stockholders, who are also members of the Board of Directors. The Company also raised $200,000 of additional capital through the issuance of bridge notes in a second bridge note transaction completed on November 15, 2007. As discussed in Note 12, the Company also has up to $300,000 of additional equity financing available to it from two of its directors to draw as an additional source of funding if needed.

        The Company is also in the process of raising up to an additional $635,000 of equity financing under a proposed sale of Series A-1 Convertible Preferred stock in one of its subsidiaries. The terms of these preferred shares are intended to be substantially identical to the Company’s Series A Convertible Preferred Stock other than the liquidation preference which will be subordinate to the Series A Convertible Preferred. Prospective investors in this transaction have deposited approximately $635,000 of funds into an escrow account. The completion of this transaction is subject to completing certain administrative procedures including amending the subsidiary’s certificate of incorporation to create a Series A-1 convertible preferred stock designation, circulating the final form of the private placement memorandum, executing subscription agreements and obtaining consents to amending certain escrow procedures.

        The Company believes that the funds it has received in the Private Placement and bridge note transactions, funds it has available under the $300,000 equity financing commitment, and funds it expects to generate from operations will enable it to pay its debt obligations that are due within the next twelve months and sustain the business through at least January 1, 2009. If the Company is unable to raise additional capital, it will be required to take various measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing its business development activities, suspending the pursuit of its business plan, and controlling overhead expenses. The Company cannot provide any assurance that it will raise additional capital. The Company has not secured any commitments for new financing, other than the equity financing commitment discussed above, at this time, nor can it provide any assurance that new financing will be available to it on acceptable terms, if at all.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The condensed consolidated financial statements include the accounts of Beacon Enterprise Solutions Group, Inc. (formerly Suncrest) and its wholly-owned subsidiaries the original Beacon formed in Indiana in June 2007 and BH Acquisition Corp. All significant inter-company accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

        The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents. Due to their short-term nature, cash equivalents, when they are carried, are carried at cost, which approximates fair value.

Revenue and Cost Recognition

        The Company applies the revenue recognition principles set forth under the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 104 with respect to all of its revenue. Accordingly, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the vendor’s fee is fixed or determinable, and (iv) collectability is probable.

        Business Telephone System and Computer Hardware Product Revenues — The Company requires its hardware product sales to be supported by a written contract or other evidence of a sale transaction that clearly indicates the selling price to the customer, shipping terms, payment terms (generally 30 days) and refund policy, if any. Since the Company’s hardware sales are supported by a contract or other document that clearly indicates the terms of the transaction, and the selling price is fixed at the time the sale is consummated, the Company records revenue on these sales at the time at which it receives a confirmation that the goods were tendered at their destination when shipped “FOB destination,” or upon confirmation that shipment has occurred when shipped “FOB shipping point.”

        For product sales, the Company applies the factors discussed in Emerging Issues Task Force (“EITF”) issue 99-19 “Reporting Revenue Gross as a Principal vs. Net as an Agent,” (“99-19”), in determining whether to recognize product revenues on a gross or net basis. In a substantial majority of these transactions, the Company acts as principal because; (i) it has latitude in establishing selling prices; (ii) takes title to the products; and (iii) has the risks and rewards of ownership, including the risk of loss for collection, delivery or returns. For these transactions, the Company recognizes revenues based on the gross amounts billed to customers.

        Professional Services Revenue — The Company generally bills its customers for professional telecommunications and data consulting services based on hours of time spent on any given assignment at its hourly billing rates. As it relates to delivery of these services, the Company recognizes revenue under these arrangements as the work is completed and the customer has indicated their acceptance of services by approving a work order milestone or completion order. For certain engagements, the Company enters fixed bid contracts, and recognizes revenue as phases of the project are completed and accepted by the client.

        Time and Materials Contracts — Revenues from time and materials contracts, which generally include product sales and installation services, are billed when services are completed based on fixed labor rates plus materials. A substantial majority of the Company’s services in this category are completed in short periods of time. The company may on occasion enter into long-term contracts in which it would be appropriate to recognize revenue using long-term contract accounting such as the percentage of completion method. We generated revenues of $137,088 from short-term time and materials contracts for the three month period ended December 31, 2007. These services were fully completed as of December 31, 2007. Cost of revenues from time and materials contracts includes materials and labor.

        Maintenance Contracts — The Company, as a representative of various original equipment manufacturers, sells extended maintenance contracts on equipment it sells and acts as an authorized servicing agent with respect to these contracts. These contracts, which are sold as separate agreements from other products and services, are individually negotiated and are generally not bundled with other products and services. For maintenance contract sales, the Company applies the factors discussed in “EITF” 99-19 in determining whether to recognize product revenues on a gross or net basis. Maintenance contracts are typically manufacturer maintenance contracts that are sold to the customer on a reseller basis. Based on an analysis of the factors set forth in EITF 99-19, the Company has determined that it acts as an agent in these situations, and therefore recognizes revenues on a net basis. The Company’s share of revenue that it earns from originating these contracts is deferred and recognized over the life of the contract. Material and labor is charged for any service calls under these maintenance contracts on a time and materials basis which is charged to either the customer or manufacturer.

        The Company accounts for sales taxes collected on behalf of government authorities using the net method. Pursuant to this method, sales taxes are included in the amounts receivable and a payable is recorded for the amounts due the government agencies.

Use of Estimates

        The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. These estimates and assumptions include valuing equity securities and derivative financial instruments issued as purchase consideration in business combinations and/or in financing transactions and in share based payment arrangements, accounts receivable reserves, inventory reserves, deferred taxes and related valuation allowances, allocating the purchase price to the fair values of assets acquired and liabilities assumed in business combinations (including separately identifiable intangible assets and goodwill) and estimating the fair values of long lived assets to assess whether impairment charges may be necessary.

Accounts Receivable

        The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses on its existing accounts receivable. Account balances deemed to be uncollectible are charged to the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. Historically, the companies acquired in the business combinations described in Note 4 have experienced minimal credit losses. A significant portion of accounts receivable outstanding at December 31, 2007 include customer accounts acquired in the business combinations completed on December 20, 2007. These accounts are stated at their net realizable value established using the purchase method of accounting (Note 4).

Inventory

        Inventory, which consists of business telephone systems and associated equipment and parts, is stated at the lower of cost (first-in, first-out method) or market. In the case of slow moving items, we may write down or calculate a reserve to reflect a reduced marketability for the item. The actual percentage reserved will depend on the total quantity on hand, its sales history, and expected near term sales prospects. When we discontinue sales of a product, we will write down the value of inventory to an amount equal to its estimated net realizable value less all applicable disposition costs. Slow moving items include spare parts for older phone systems that the Company uses to repair or upgrade customer phone systems. A portion of these items, which are stated at their net realizable value, are likely to be used after the next twelve months and are therefore presented as non-current inventory in the accompanying condensed consolidated balance sheet. Substantially all of the inventory on hand at December 31,

2007 was acquired in the business combinations completed on December 20, 2007. These goods are stated at the net realizable value established using the purchase method of accounting (Note 4).

Property and Equipment

        Property and equipment is stated at cost, including any cost to place the property into service, less accumulated depreciation. Depreciation is recorded over the estimated useful lives of the assets which currently range from 2 to 5 years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease.

Concentration of Credit Risk

        Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and cash equivalents. We maintain our cash accounts at high quality financial institutions with balances, at times, in excess of federally insured limits. As of December 31, 2007, we had cash balances of $424,292 in excess of federally insured limits. Management believes that the financial institutions that hold our deposits are financially sound and therefore pose minimal credit risk.

Start Up Costs

        All expenses incurred in connection with our formation and related start up activities have been expensed as incurred and are included in selling, general and administrative expenses in the accompanying condensed consolidated financial statements. Start up costs, which principally include professional fees and other administrative costs amounted to $127,126 for the three months ended December 31, 2007 and are included in selling general and administrative expense in the accompanying condensed consolidated statement of operations.

Goodwill and Intangible Assets

        The Company accounts for goodwill and intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142). SFAS 142 requires that goodwill and other intangibles with indefinite lives should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

        Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. SFAS 142, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. The Company operates a single reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment.

        The Company’s amortizable intangible assets include customer relationships, covenants not to compete and tradenames. These costs are being amortized using the straight-line method over their estimated useful lives. The estimated fair values and useful lives of the customer relationships, non-compete agreements and tradenames are preliminary as of December 31, 2007 as established by the Company using the purchase method of accounting. These amounts will be adjusted when the Company completes its valuation.

        In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

        Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

Preferred Stock

        We apply the guidance enumerated in SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” and EITF Topic D-98 “Classification and Measurement of Redeemable Securities,” when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value in accordance with SFAS 150. All other issuances of preferred stock are subject to the classification and measurement principles of EITF Topic D-98. Accordingly we classify conditionally redeemable preferred shares (if any), which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control, as temporary equity. At all other times, we classify our preferred shares in stockholders’ equity. Our preferred shares do not feature any redemption rights within the holders control or conditional redemption features not within our control as of December 31, 2007. Accordingly all issuances of preferred stock are presented as a component of condensed consolidated stockholders’ (deficit) equity.

Convertible Instruments

        We evaluate and account for conversion options embedded in convertible instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”).

        SFAS 133 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments in accordance with EITF 00-19. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of SFAS 133. SFAS 133 and EITF 00-19 also provide an exception to this rule when the host instrument is deemed to be conventional (as that term is described in the implementation guidance to SFAS 133 and further clarified in EITF 05-2, “The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19”).

        We account for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with the provisions of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features” (“EITF 98-5”) and EITF 00-27, “Application of EITF 98-5 to Certain Convertible Instruments” (“EITF 00-27”). Accordingly, we record when necessary discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption. We also record when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the transaction and the effective conversion price embedded in the preferred shares.

        We evaluated the conversion option featured in the Bridge Financing Facility and Bridge Notes that are more fully described in Note 10. These conversion options provide the noteholders, of whom three are also founding stockholders and/or directors of Beacon, with the right to convert any advances outstanding under the facility, into shares of our common stock at anytime upon or after the completion of the entire Private Placement described in Note 14. The conversion options embedded in these notes are not exercisable unless and until we raise the full $4,000,000 of proceeds stipulated in the Private Placement that was commenced during the three months ended December 31, 2007.

        As of December 31, 2007, we completed only a portion of the Private Placement. We deemed the completion of the entire Private Placement to be an event that is not within our control. Accordingly, these conversion options are deemed to be contingent conversion options as of December 31, 2007 in accordance with EITF 98-5 and EITF 00-27 that do not require any accounting recognition unless and until the entire Private Placement is completed and the conversion option becomes exercisable at the option of the holder. As described in Notes 10 and 16, the Company completed its Private Placement on February 12, 2007 at which time the conversion options embedded in the Notes became exercisable at the option of the holders.

Common Stock Purchase Warrants and Other Derivative Financial Instruments

        We account for the issuance of common stock purchase warrants and other free standing derivative financial instruments in accordance with the provisions of EITF 00-19. Based on the provisions of EITF 00-19, we classify as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives us a choice of net-cash settlement or settlement in our own shares (physical settlement or net-share settlement). We classify as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside our control) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). We assess classification of our common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

        Our free standing derivatives consist of warrants to purchase common stock that were issued to three founding stockholders/directors and one independent qualified investor in connection with the Bridge Financing Facility and Bridge Notes described in Note 10 as well as warrants issued to the Series A Preferred Stock shareholders and placement agent and its affiliates in connection with the Private Placement as described in Note 14. We evaluated the common stock purchase warrants to assess their proper classification in the balance sheet as of December 31, 2007 using the applicable classification criteria enumerated in EITF 00-19. We determined that the common stock purchase warrants do not feature any characteristics permitting net cash settlement at the option of the holders. Accordingly, these instruments have been classified in stockholders’ equity in the accompanying condensed consolidated balance sheet as of December 31, 2007.

Income Taxes

        We account for income taxes under SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. SFAS 109 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Furthermore, SFAS 109 provides that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. Accordingly, we have recorded a full valuation allowance against our net deferred tax assets. In addition, we expect to provide a full valuation allowance on future tax benefits until we can sustain a level of profitability that demonstrates our ability to utilize the assets, or other significant positive evidence arises that suggests our ability to utilize such assets. We will continue to re-assess our reserves on deferred income tax assets in future periods on a quarterly basis.

        Effective June 6, 2007 (date of inception), we adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) - an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on the derecognition of income tax liabilities, classification of interest and penalties on income taxes, and accounting for uncertain tax positions in interim period financial statements. Our policy is to record interest and penalties on uncertain tax provisions as a component of our income tax expense.

        As described in Note 15, we completed our preliminary assessment of uncertain tax positions in accordance with FIN 48 during our the period of June 6, 2007 through September 30, 2007 and for the quarter ended December 31, 2007, including the effects of the Share Exchange Transaction described in Note 1 and business combinations completed as described in Note 4. Based on this preliminary assessment, we have determined that we have no material uncertain income tax positions requiring recognition or disclosure in accordance with FIN 48.

Net Loss Per Share

        Net loss per share is presented in accordance with SFAS No. 128 “Earnings Per Share.” (“SFAS 128”) Under SFAS 128, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average shares of common stock outstanding for the period and excludes any potentially dilutive securities. Diluted earnings per share reflects the potential dilution that would occur upon the exercise or conversion of all dilutive securities into common stock. The computation of loss per share for the three month period ended December 31, 2007 excludes potentially dilutive securities because their inclusion would be anti-dilutive.

        Shares of common stock issuable upon conversion or exercise of potentially dilutive securities at December 31, 2007 are as follows:

	Warrants	Common Stock Equivalents	Total Common Stock Equivalents
Series A Convertible Preferred Stock	1,622,600	3,245,200	4,867,800
Placement Agent Warrants	1,232,814		1,232,814
Bridge Financing Warrants	875,000		875,000

	3,730,414	3,245,200	6,975,614

        The table above excluded 336,000 contingently exercisable common stock purchase warrants issued to the Bridge Note holders (Note 10) and 1,166,666 shares of common stock underlying the contingent conversion options embedded in the Bridge Notes (Note 10). As described in Note 16, the Company completed its Private Placement on February 12, 2008 at which time the aforementioned warrants and conversion options became exercisable and additional Series A Preferred shares convertible into 2,088,133 shares of common stock and common stock purchase warrants exercisable for 1,044,067 shares of common stock were issued to the investors in that transaction.

Fair Value of Financial Instruments

        The carrying amounts reported in the financial statements for cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximate fair value based on the short-term maturity of these instruments. The carrying amounts of the bridge notes, long-term debt and capital lease obligations approximate fair value because the contractual interest rates or the effective yields of such instruments, which includes the effects of contractual interest rates taken together with the concurrent issuance of common stock purchase warrants, are consistent with current market rates of interest for instruments of comparable credit risk.

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a market based framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material effect on the Company’s consolidated financial statements.

        On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). The guidance in SFAS 159 “allows” reporting entities to “choose” to measure many financial instruments and certain other items at fair value. The objective underlying the development of this literature is to improve financial reporting by providing reporting entities with the opportunity to reduce volatility in reported earnings that results from measuring related assets and liabilities differently without having to apply complex hedge accounting provisions, using the guidance in SFAS 133, as amended. The provisions of SFAS 159 are applicable to all reporting entities and are effective as of the beginning of the first fiscal year that begins subsequent to November 15, 2007. The adoption of SFAS 159 is not expected to have a material effect on the Company’s consolidated financial statements.

        In June 2007, the EITF reached a consensus on EITF Issue No. 06-11, “Accounting for Income Tax Benefits on Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 addresses share-based payment arrangements with dividend protection features that entitle employees to receive (a) dividends on equity-classified nonvested shares, (b) dividend equivalents on equity-classified nonvested share units, or (c) payments equal to the dividends paid on the underlying shares while an equity-classified share option is outstanding, when those dividends or dividend equivalents are charged to retained earnings under SFAS 123R and result in an income tax deduction for the employer. A realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings are paid to employees for equity-classified nonvested shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase in additional paid in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payments for fiscal years beginning after December 15, 2007. The Company does not expect the adoption of this pronouncement to have a material impact on its consolidated financial statements.

        In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R will have an impact on the accounting for any businesses acquired after the effective date of this pronouncement.

        In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any noncontrolling interests as a separate component of stockholders’ equity. The Company would also be required to present any net income allocable to noncontrolling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of operations. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 will have an impact on the presentation and disclosure of the noncontrolling interests of any non wholly-owned businesses after the effective date of this pronouncement.

        Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

NOTE 4 — BUSINESS COMBINATIONS

Advanced Data Systems, Inc.

        On December 20, 2007, pursuant to an Asset Purchase Agreement (the “ADSnetcurve Agreement”), our acquisition of Advance Data Systems, Inc. (“ADSnetcurve”) became effective. The ADSnetcurve Agreement was entered into between us, ADSnertcurve and the shareholders of ADSnetcurve, whereby the Company acquired substantially all of the assets and assumed certain of the liabilities of ADSnetcurve. Contemporaneously with the acquisition of ADSnetcurve, certain employees of ADSnetcurve entered into employment agreements with us, effective upon the closing of the acquisition.

        ADSnetcurve is a global information technology company that provides technology solutions. Specifically, these services include web application development, IT management and hosting services for scalable infrastructure solutions); and support services. The Company acquired ADSnetcurve because the business provides the software development and support infrastructure that is needed to develop custom applications for clients’ information technology systems, and to provide management, hosting and technical support services with respect to those systems.

        The aggregate purchase price paid by Beacon, inclusive of direct transaction expenses, in connection with the ADSnetcurve acquisition amounted to $1,727,548, including 700,000 shares of common stock valued at $.85 per share, $666,079 of cash, a $300,000 secured promissory note (“ADS Note”), and estimated direct transaction expenses of $172,345 net of $5,876 of cash acquired.

        The ADS Note (Note 10) has a term of 48 months, bearing interest at prime, and is secured by the assets acquired by Beacon from ADSnetcurve. The ADS Note provides for monthly principal and interest payments of $7,219. Subsequent to the initial Private Placement, the ADS Note also contains a pre-payment provision such that we will be required to make additional principal payments equal to 3.2% of the net amount received by us from any equity capital raised, in excess of $1,000,000, after the closing date until such time as the ADS Note has been paid in full.

        If, from the closing date to the first anniversary of the closing of this transaction, the annual revenue generated by ADSnetcurve amounts to less than $1,800,000, then the balance due under the ADS Note will be reduced by up to 60% of its principal amount but will not be less than $120,000. As of December 31, 2007,

Management believes that the ADS Note will not be adjusted to an amount less than $300,000 and has therefore included the entire amount of the note in the purchase consideration.

        The agreement was subject to a net working capital adjustment that was initially measured and later adjusted as of December 20, 2007. Based on the initial net working capital measurement, $116,049 was escrowed on December 20, 2007. On January 15, 2008, based on the final determination of net working capital, $66,079 was released to the sellers (included in cash consideration above) and the remaining balance was returned to the Company from escrow.

        Beginning December 21, 2007, the day immediately following the effective date of the transaction, the financial results of ADSnetcurve were consolidated with those of our business. The acquisition was accounted for under the purchase method of accounting, whereby a preliminary valuation of the fair values of the acquired assets and assumed liabilities of the acquired business was performed as of December 20, 2007. The excess of the purchase price over net assets acquired amounted to $614,384 and was recorded as goodwill. Other separately identifiable intangibles consisting of customer relationships, non-compete agreements and tradenames amounted to an aggregate of $962,027. The preliminary estimates of fair value will be adjusted as necessary when the final valuation is completed.

Bell-Haun Systems Inc.

        On December 20, 2007, pursuant to an Agreement and Plan of Merger (the “Bell-Haun Agreement”), our acquisition of Bell-Haun Systems, Inc. (“Bell-Haun”) became effective. The Bell-Haun Agreement was entered into between Beacon, BH Acquisition Sub, Inc. (the “Acquisition Sub”), Bell-Haun and Thomas Bell and Michael Haun, whereby, Bell-Haun merged with and into the Acquisition Sub, with the Acquisition Sub surviving the merger.

        Bell-Haun specializes in the installation, maintenance and ongoing support of business telephone systems, wireless services, voice messaging platforms and conference calling services to businesses throughout its region. The Company acquired Bell-Haun because it believes the business provides it with (i) a customer base and presence in the greater Columbus, Ohio region and (ii) an established presence in the market for products and services needed to design telecommunications infrastructures and implement such design plans and systems.

        The aggregate purchase price paid by Beacon, inclusive of direct transaction expenses, in connection with the Bell-Haun acquisition amounted to $794,100, including 500,000 shares of common stock valued at $.85 per share, $155,048 of cash, notes payable (the “Bell-Haun Notes”) in the amount $119,000, and future payments in the amount of $50,000 related to non-compete agreements that are included in the direct transaction costs of $95,052.

        The Bell-Haun Notes are payable over 60 months in installments of $2,413 including interest at 8% per annum with the first payment due and payable on January 19, 2009 (Note 10).

        The Bell-Haun Agreement also provides for the payment of up to $480,374 of additional purchase consideration upon the attainment of certain earnings milestones based on gross profit earned over the twelve months following the anniversary of the closing. These payments are being accounted for as contingent consideration that would be recorded as an increase to goodwill at December 20, 2008, the measurement date of the milestone if such milestones are attained.

        Beginning December 21, 2007, the day immediately following the effective date of the transaction, the financial results of Bell-Haun Systems Inc. were consolidated with those of our business. The acquisition was accounted for under the purchase method of accounting, whereby a preliminary valuation of the fair values of the assets acquired and liabilities assumed was performed as of December 20, 2007. The aggregate amount of the purchase price which amounted to $794,100 plus the amount of the net liabilities assumed which amounted to $599,520 (grand total of $1,393,620), was allocated to goodwill and other intangible assets. Goodwill amounted to $519,860 and separately identifiable intangibles consisting of customer relationships and non-compete agreements amounted to an aggregate of $873,760. The preliminary estimates will be adjusted as necessary when the final valuation is completed.

        As described in Notes 2 and 10, the Company assumed approximately $405,000 of debt obligations in this transaction that were in default as of the closing due to certain change of control restrictions that the sellers breached upon the transfer or their shares to the Company.

CETCON, Inc.

        On December 20, 2007, pursuant to an Asset Purchase Agreement (the “CETCON Agreement”), our acquisition of CETCON, Inc. (“CETCON”) became effective. The CETCON Agreement was entered into between Beacon, CETCON and the shareholders of CETCON, whereby we acquired substantially all of the assets and assumed certain of the liabilities of CETCON. Contemporaneously with acquisition of CETCON, certain employees of CETCON entered into employment agreements with us, effective upon the closing of the acquisition.

        CETCON provides engineering consulting services to commercial and government entities with respect to the design and implementation of their voice, data, video, and security infrastructures and systems. The Company acquired CETCON because the business provides systems design and engineering services that include evaluating information technology needs (including voice, data, video, and security needs) and also designs and engineers systems (i.e., hardware) and infrastructure (i.e., cabling and connectivity) to meet those needs at the enterprise level.

        The aggregate purchase price paid by Beacon, inclusive of direct transaction expenses, in connection with the CETCON acquisition amounted to $2,158,111, including 900,000 shares of common stock valued at $.85 per share, $700,000 of cash, a $600,000 secured promissory note (the “CETCON Note”) and direct transaction costs of $235,519 net of cash acquired of $142,407.

        The CETCON Note (Note 10) has a term of 60 months, bearing interest at 8% APR. The CETCON Note provides for monthly principal and interest payments in the amount of $12,166 and is secured by the assets acquired by us in this transaction (subordinate only to existing senior debt of $194,947 assumed in the acquisition). If, from the closing date to October 31, 2008, the revenue generated from CETCON is less than $2,000,000, the principal amount of the CETCON Note will be reduced by the percentage of the actual revenue divided by $2,000,000. We believe that the minimum revenue of $2,000,000 provided for in the CETCON Note for which there would be consideration payable is probable, Accordingly, the full principal amount of the CETCON Note is included in the purchase consideration paid to the seller as of the closing date of the acquisition.

        We may prepay all or a portion of the outstanding principal amount and accrued interest under the CETCON Note. Subsequent to completion of the Private Placement, the CETCON Note contains a pre-payment provision such that we will be required to make additional principal payments equal to 3% of the net amount received by us from any equity capital raised, in excess of $1,000,000, after the closing date until such time as the CETCON Note is paid in full.

        Beginning December 21, 2007, the financial results of CETCON, Inc. were consolidated with those of our business. The acquisition was accounted for under the purchase method of accounting, whereby a preliminary valuation of the fair values of the assets acquired and liabilities assumed of the acquired business was performed as of December 20, 2007. The excess of the purchase price over net tangible and separately identifiable intangible assets acquired amounted to $944,220 and was recorded as goodwill. Other separately identifiable intangibles consisting of customer relationships and non-compete agreements amounted to an estimated aggregate fair value of $1,127,887. The preliminary estimates will be adjusted as necessary when the final valuation is completed.

Strategic Communications, Inc.

        On December 20, 2007, pursuant to the filing of an Asset Purchase Agreement (the “Strategic Agreement”), our acquisition of Strategic Communications, LLC (“Strategic”) became effective. The Strategic Agreement was entered into between Beacon, Strategic and the members of Strategic, whereby we acquired substantially all of the assets and assumed certain of the liabilities of Strategic. Contemporaneously with the Strategic Agreement, Beacon, RFK Communications, LLC (“RFK”) (co- owner of Strategic Communications, Inc.) and the members of RFK entered into an Asset Purchase Agreement, whereby we acquired substantially all of the assets and assumed certain of the liabilities of RFK.

        Strategic is a voice, video and data communication systems solutions provider. Strategic specifically provides procurement for carrier services (including voice, video, data, Internet, local & long distance telephone applications), infrastructure services (including cabling and equipment); routers, servers and hubs; telephone systems, voicemail, general technology products and maintenance support. The Company acquired Strategic because it believes the business provides it with a customer base and presence in the greater Louisville, Kentucky region and an established presence in the market for products and services needed to design and implement these types of systems.

        The aggregate purchase price paid by Beacon, inclusive of direct transaction expenses, in connection with the Strategic acquisition amounted to $2,206,519, including 1,125,000 shares of common stock valued at $.85 per share, $220,500 of cash, a $562,500 secured promissory note (the “Strategic Secured Note”), a $342,000 promissory note (the “Strategic Escrow Note”) and direct transaction expenses of $125,269.

        We delivered the $342,000 Strategic Escrow Note (Note 10) and a stock certificate for 200,000 shares of the common stock conveyed to the members of Strategic as purchase consideration to be held in escrow (the “Strategic Escrow Shares”) for the purpose of securing the indemnification obligations of members of Strategic. The specific indemnity secures a commitment on the part of the sellers in this transaction to hold Beacon harmless from its previously existing liabilities, including a $313,000 tax delinquency, since Beacon agreed to assume only $500,000 of liabilities in the transaction. The escrow agreement will terminate and the Strategic Escrow Note and Strategic Escrow Shares will be released to the sellers upon confirmation that Strategic has settled the liabilities specified under such indemnification. If necessary, the amounts escrowed can be used to settle such liabilities.

        The Strategic Secured Note (Note 10) has a term of 60 months, bearing interest at 8% APR. The Strategic Secured Note provides for monthly principal and interest payments of $11,405. If, from the closing date to the first anniversary of the closing of this transaction, the revenue generated from Strategic is less than $4.5 million, the principal amount of the Strategic Secured Note will be reduced by percentage of the actual revenue divided by the minimum threshold. We believe that the minimum threshold provided for in the Strategic Secured Note for which there would be consideration payable is probable. Accordingly, the full principal amount of the Strategic Secured Note is included in the purchase consideration paid to the seller as of the closing date of the acquisition. We may prepay all or a portion of the outstanding principal amount and accrued interest under the Strategic Secured Note.

        The Strategic Escrow Note bears interest at the Federal short term rate (4% as of December 31, 2007) and matures on the earlier of the final round of equity financing (as that term is defined in the Strategic Escrow Note) or December 31, 2008 (the “Maturity Date”), at which time the entire principal and accrued interest will be due and payable. The Company may prepay all or a portion of the outstanding principal amount and accrued interest under the Strategic Escrow Note. In addition, the Company has agreed to pay interest and penalties that Strategic incurs related to a tax liability it incurred prior to the acquisition. The Company’s assets are encumbered by the tax lien; however Strategic, as the seller in this transaction, is still the primary obligor of this liability and is still therefore primarily liable for payment of the entire balance, including penalties and interest. The lien in the amount of approximately $313,000 is expected to be settled on or before May 31, 2008.

        Beginning December 21, 2007, the day immediately following the effective date of the transaction, the financial results of Strategic were consolidated with those of our business. The acquisition was accounted for under the purchase method of accounting, whereby a preliminary valuation of the fair values of the assets acquired and liabilities assumed was performed as of December 20, 2007. The excess of the purchase price over the net tangible and separately identifiable intangible assets acquired amounted to $723,509 and was recorded as goodwill. Other separately identifiable intangibles consisting of customer relationships, non-compete agreements and tradenames amounted to an estimated aggregate fair value of $1,340,400. The preliminary estimates will be adjusted as necessary when the final valuation is completed.

Business Combination Accounting

        The Company accounted for its acquisitions of ADSnetcurve, Bell-Haun, CETCON and Strategic using the purchase method of accounting prescribed under SFAS 141 “Business Combinations.” Under the purchase method, the acquiring enterprise records any purchase consideration issued to the sellers of the acquired business at their fair values. The aggregate of the fair value of the purchase consideration plus any direct transaction expenses incurred by the acquiring enterprise is allocated to the assets acquired (including any separately identifiable intangibles) and liabilities assumed based on their fair values at the date of acquisition. The excess of cost of the acquired entities over the fair values of assets acquired and liabilities assumed was recorded as goodwill. The results of operations for each of the acquired companies following the dates of each of the business combination (which was December 20, 2007) are included in the Company’s consolidated results of operations for the quarter ended December 31, 2007. The Company evaluated each of the aforementioned transactions to identify the acquiring entity as required under SFAS 141 for business combinations effected through an exchange of equity interests. Based on such evaluation the Company determined that it was the acquiring entity in each transaction (and cumulatively for all transactions) as (1) the larger portion of the relative voting rights in each of the acquired business and in the combined business as a whole was retained by the existing Beacon stockholders, (2) there are no significant minority interests or organized groups of interests carried over from the acquired entities that could exercise significant influence over the operating policies or management decisions of the combined entity, (3) the sellers in each of these transactions have no participation on the board of directors nor are they involved in any corporate governance functions of the combined entity and (4) a majority of the Senior Management positions in the combined entity, including those of the Chairman and Chief Executive Officer and the Chief Accounting Officer, were retained by officers of Beacon both prior and subsequent to the business combination .The following table provides a breakdown of the purchase prices of each of the acquired businesses including the fair value of purchase consideration issued to the sellers of the acquired business and direct transaction expenses incurred by the Company in connection with consummating these transactions:

	ADSnetcurve	Bell-Haun Systems	CETCON	Strategic Communications	Total Consideration
Cash paid	$ 666,079	$ 155,048	$ 700,000	$ 220,500	$ 1,741,627
Notes payable	300,000	119,000	600,000	904,500	1,923,500
Common stock issued	595,000	425,000	765,000	956,250	2,741,250
Direct acquisition costs (including
$444,595 of accrued but unpaid)	172,345	95,052	235,519	125,269	628,185
Net of cash acquired	(5,876)	—	(142,407)	—	(148,283)

	$ 1,727,548	$ 794,100	$ 2,158,111	$2,206,519	$ 6,886,278

        The fair value of common stock issued to the sellers as purchase consideration was determined to be $.85 per share based on the selling prices of equity securities issued by the Company in the Private Placement Transaction described in Note 14. The fair value of note obligations issued to the sellers as purchase consideration is considered to be equal to their principal amounts because such notes feature interest rates that are deemed to be comparable for instruments of similar credit risk. Transaction expenses, which include legal fees and transaction advisory services directly related to the acquisitions amount to $628,185. Such fees include legal, accounting and business broker fees paid in cash.

        The Company also evaluated all post combination payments payable or potentially payable to the sellers of the acquired business as either contingent consideration or compensation under applicable employment agreements to determine their proper characterization in accordance with EITF 97-8 “Accounting for Contingent Consideration Issued in a Purchase Business Combination.” The Company determined that potential contingent consideration payable to certain sellers of the acquired businesses upon the attainment of certain pre-defined financial milestones should be accounted for as additional purchase consideration because there are no future services required on the part of such sellers in order for them to be entitled to those payments. In addition, the Company deems these payments to be a component of the implied value of the acquired businesses for which payment would be made based on financial performance. Conversely, any payments to be made to certain sellers of the acquired businesses under their respective employment agreements are deemed to be compensation for post combination services because such payments, which management believes are comparable to amounts for similar employment services, require the continuation of post-combination employment services.

Preliminary Purchase Price Allocation

        Under the purchase method of accounting, the total preliminary purchase price was allocated to each of the acquired entities, net tangible and identifiable intangible assets based on their estimated fair values as of December 20, 2007. The preliminary allocation of the purchase price for these three acquisitions is set forth below. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill.

	ADSnetcurve	Bell-Haun Systems	CETCON	Strategic Communications	Total Consideration
Accounts receivable	$151,208	$20,000	$466,458	$—	$637,666
Inventory	—	168,065	—	521,630	689,695
Prepaid expenses and other current assets	13,430	34,522	5,516	1,815	55,283
Property and equipment	47,500	19,243	20,000	140,000	226,743
Goodwill	614,384	519,860	944,220	723,509	2,801,973
Customer relationships	812,027	773,760	927,887	1,190,400	3,704,074
Covenants not to compete	100,000	100,000	200,000	100,000	500,000
Tradenames	50,000	—	—	50,000	100,000
Security deposits	21,541	—	—	6,050	27,591
Line of credit obligation	—	(250,000)	—	—	(250,000)
Accounts payable and accrued liabilities	(50,091)	(325,686)	(5,491)	(491,600)	(872,868)
Customer deposits	(32,451)	(56,412)	(205,532)	(9,795)	(304,190)
Capital lease obligations	—	—	—	(25,490)	(25,490)
Long-term debt	—	(159,252)	(194,947)	—	(354,199)
Other acquisition liability	—	(50,000)	—	—	(50,000)

	$1,727,548	$794,100	$2,158,111	$2,206,519	$6,886,278

Net tangible asset acquired (liabilities assumed)	$151,137	$(599,520)	$86,004	$142,610	$(219,769)

        The purchase price allocation is preliminary, based on management’s estimates and has not yet been finalized. The Company considered its intention for future use of the acquired assets, analyses of the historical financial performance of each of the acquired businesses and estimates of future performance of each acquired businesses’ products and services in deriving the fair values of the assets acquired and liabilities assumed. The Company’s final determination of the purchase price allocation could result in changes to the amounts reflected in its preliminary estimate and estimated useful lives of acquired assets.

Pro-Forma Financial Information

        The unaudited financial information in the table below summarizes the combined results of operations of the Company and ADSnetcurve, Bell-Haun, CETCON and Strategic, on a pro-forma basis, as if the companies had been combined as of the beginning of each of the periods presented.

        The unaudited pro-forma financial information for the three months ended December 31, 2007 combines the historical results of Beacon for the three months ended December 31, 2007 and the historical results of ADSnetcurve, Bell-Haun, CETCON and Strategic for the same period. The unaudited pro-forma financial results for the three months ended December 31, 2006 combines the historical results of ADSnetcurve, Bell-Haun, CETCON and Strategic. The pro-forma weighted average number of shares outstanding also assumes that the Share Exchange Transaction described in Note 1 was completed as of the beginning of each of the periods presented.

	Three Months Ended December 31, 2006	Three Months Ended December 31, 2007
	(Unaudited)	(Unaudited)
Net sales	$2,102,498	$1,780,356
Income from operations	(13,287)	(739,884)
Net income (loss) available to common stockholders	(13,287)	(1,079,876)
Per share, basic and diluted:
Net income (loss) available to common stockholders	$(0.00)	$(0.10)
Pro-forma weighted average shares outstanding	10,468,121	10,468,121

        The unaudited pro-forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions of these businesses had taken place at the beginning of each of the periods presented.

NOTE 5 — ACCOUNTS RECEIVABLE

        Accounts receivable amounted to $646,987 as of December 31, 2007. A significant portion of the accounts receivable includes customer account balances acquired in the business combinations completed on December 20, 2007. These account balances are stated at their net realizable values using the purchase method of accounting (Note 4).

NOTE 6 — INVENTORY, NET

        Inventory consists of the following as of December 31, 2007:

Inventory (principally parts and system components)	$689,380
Less: current portion	(590,222)

Inventory, non-current	$99,158

        A substantial majority of the inventory includes parts and system components for phone systems that the Company uses to fulfill repair, maintenance services and/or upgrade requirements. A portion of these items, which are stated at their net realizable value, are likely to be used after the next twelve months and are therefore presented as non-current inventory in the accompanying balance sheet. A significant portion of the inventory on hand at December 31, 2007 was acquired in the business combinations completed on December 20, 2007, which are stated at net realizable value using the purchase method of accounting.

NOTE 7 — PROPERTY AND EQUIPMENT, NET

        Property and equipment consist of the following as of December 31, 2007:

Computer equipment	$105,081
Vehicles	74,243
Furniture and fixtures	45,000
Software	7,500

231,824
Less: accumulated depreciation	(870)

$230,954

        Property and equipment includes $24,950 of vehicles financed under capital lease obligations that the Company assumed in its acquisitions of Strategic Communications. Depreciation and amortization amounted to $870 for the three months ended December 31, 2007.

NOTE 8 — INTANGIBLE ASSETS, NET

        The following table is a summary the intangible assets acquired in business combinations as described in Note 4:

	ADSnetcurve	Bell-Haun Systems	CETCON	Strategic Communications	Total Consideration
Goodwill	$614,384	$519,860	$944,220	$723,509	$2,801,973

	ADSnetcurve	Bell-Haun Systems	CETCON	Strategic Communications	Total Consideration

Customer relationships	812,027	773,760	927,887	1,190,400	3,704,074
Contracts not to compete	100,000	100,000	200,000	100,000	500,000
Tradenames	50,000	—	—	50,000	100,000

	962,027	873,760	1,127,887	1,340,400	4,304,074
Less: Accumulated amortization	(4,642)	(4,188)	(6,338)	(5,886)	(21,054)

Intangibles, net	957,385	869,572	1,121,549	1,334,514	4,283,020

        The above noted intangible assets are being amortized on a straight-line basis. Customer relationships are being amortized over a 10 year useful life, contracts not to compete are being amortized over a 2 year useful life and tradenames are being amortized over a 5 year useful life, based on the estimated economic benefit.

        The following is a summary of amortization expense for the next five years and thereafter:

2008	$640,407
2009	632,188
2010	390,407
2011	390,407
2012	389,750
Thereafter	1,839,861

$4,283,020

        The values of the goodwill and intangible assets and the estimated useful lives are preliminary based on estimates made by management using the purchase method of accounting described in Note 4. These amounts are subject to change upon the final determination of the purchase price allocations described in Note 4.

NOTE 9 — ACCRUED EXPENSES

        Accrued expenses consist of the following at December 31, 2007:

Accrued compensation	$253,472
Accrued other	19,889

$273,361

NOTE 10 — NOTES PAYABLE AND LONG TERM DEBT

Bridge Financing Transactions

        On July 16, 2007, the Company entered into a $500,000 Bridge Financing Facility provided by two of its founding stockholders who are also directors of the Company. The terms of the facility provide for the founding stockholders/directors to make up to $500,000 of advances to the Company on a discretionary basis at any time prior to the closing of an equity offering in which gross proceeds are at least $4,000,000 (the “Qualified Offering”). As of December 31, 2007, the entire facility was drawn down of which $278,000 of the proceeds were received prior to September 30, 2007and the remaining $222,000 of proceeds were received during the three months ended December 31, 2007.

        Advances under this facility bear interest at the Prime Rate (7.25% as of December 31, 2007) per annum and were to originally mature (i) in the event a Qualified Offering did not occur on or prior to December 31, 2007, on December 31, 2007; or (ii) in the event a Qualified Offering occurred prior to December 31, 2007, twenty-four (24) months after the date of the closing of the Qualified Offering. In December 2007, the Company was informed that only a portion of the Private Placement described in Note 14 (which would have satisfied the requirement to complete a Qualified Offering) would be completed by December 31, 2007. Based on this development, the note holders agreed, on December 28, 2007, not to demand repayment of the notes before the completion of the Private Placement or December 31, 2008, whichever came first. The effect of the change in the maturity date of the notes was insignificant to the Company’s financial results.

        As of December 31, 2007, the notes are contingently convertible into our common stock at a conversion price equal to $.60 per share, or into the number and type of such equity securities into which the shares otherwise issuable upon such conversion are converted or exchanged under the terms of a merger, exchange or reorganization consummated by the Company prior to or at the time of a Qualified Offering. Unpaid principal is payable in cash or stock at the option of the holder if the conversion options is effected and all unpaid accrued interest is payable in cash only.

        We evaluated the conversion option stipulated in the Bridge Financing Facility to determine whether it requires immediate accounting recognition and whether under SFAS 133, such conversion feature should be bifurcated from its host instrument and accounted for as a free standing derivative in accordance with EITF 00-19. In performing this analysis, we determined that the conversion option, which is fixed and therefore conventional under EITF 05-2, provides the founding stockholders/directors with the right to convert any advances outstanding under the Bridge Financing Facility into shares of our common stock at anytime upon or after the completion of a Qualified Offering. We deem the completion of the Private Placement, which meets the definition of a Qualified Offering under this agreement, to be an event that is not within our control. Accordingly, the conversion option was deemed to be a contingent conversion option that does not require any accounting recognition until the completion of the Private Placement which occurred on February 12, 2008.

        In connection with the issuance of the Bridge Financing Facility, we issued warrants to purchase shares of our common stock (the “Warrants”). The Warrants allow the holders to purchase up to 865,000 shares of our common stock at an exercise price of $1.00 per share, of which 625,000 are immediately exercisable. The remaining 240,000 Warrants (the “Contingent Bridge Facility Warrants”) would become exercisable at a rate of 10,000 shares per month from the date of a Qualified Offering (if completed) until the maturity date of the Bridge Financing Facility. Upon full conversion of the advances into shares of Beacon common stock or upon the final maturity date, all remaining unvested Warrants will automatically vest and become exercisable. If the founding stockholders/directors require prepayment of the advances after the completion of a Qualified Offering but prior to the final maturity date, all remaining unvested Warrants will be forfeited and canceled. The Warrants expire on June 30, 2012.

        The fair value of the 625,000 exercisable Warrants, which amounted to $0, was calculated using the Black-Scholes option pricing model. Assumptions relating to the estimated fair value of the Warrants are as follows: fair value of common stock of $.002 on the commitment date of July 16, 2007; risk-free interest rate of 4.95%; expected dividend yield of zero percent; expected life of five years; and current volatility of 66.34%.

        As of December 31, 2007, we recorded $7,090 of interest expense under this arrangement, which is included in accrued expenses and other current liabilities in the accompanying balance sheet.

        The final closing of the Private Placement was completed on February 12, 2008. Accordingly, the founding stockholders/directors have the right to demand repayment of these notes in cash at any time after February 12, 2008. From the date of the final closing of the Private Placement on February 12, 2008, the founding stockholders/directors may also (at their option) convert the outstanding principal into shares of our common stock and receive cash payment of accrued and unpaid interest. The conversion option was not considered beneficial because the fair value of the common stock that would be issuable upon the exercise price of the conversion option is $0.85 per share and the commitment date fair value of the stock was nominal. In addition to the above, vesting commenced on the Contingent Bridge Facility Warrants, which were recognized for accounting purposes on February 12, 2008.

        On November 15, 2007, we issued $200,000 of convertible notes payable (the “Bridge Notes”) in a separate debt financing. Of this amount, $100,000 of the Bridge Notes was issued to one of the directors of Beacon. These Bridge Notes were issued under terms substantially identical to the terms stipulated under the Bridge Financing Facility described above. The holders of the Bridge Notes also agreed, on December 28, 2007, not to demand repayment of these notes before the completion of the Private Placement described in Note 14 or December 31, 2008, whichever came first. The effect of the change in the maturity dates of these notes was insignificant to the Company’s financial results. Accordingly, these notes are due on demand anytime after the completion of the Private Placement described in Note 14, which occurred on February 12, 2008.

        We evaluated the conversion option stipulated in the Bridge Notes (which has terms identical to the conversion option featured in the Bridge Financing Facility described above) to determine whether it requires immediate accounting recognition and whether under SFAS 133, such conversion feature should be bifurcated from its host instrument and accounted for as a free standing derivative in accordance with EITF 00-19. In performing this analysis, we determined that the conversion option, which is fixed and therefore conventional under EITF 05-2, provides the founding stockholders/directors with the right to convert any advances outstanding under the Bridge Notes into shares of our common stock at anytime upon or after the completion of a Qualified Offering. As described above, we deem the completion of the Private Placement, which meets the definition of a Qualified Offering to be an event that is not within our control. Accordingly, the conversion option was deemed to be a contingent conversion option that does not require any accounting recognition until the completion of the Private Placement, which occurred on February 12, 2008, however their value is nominal.

        In connection with the issuance of the Bridge Notes, we also issued warrants to purchase shares of our common stock (the “Note Warrants”). The Note Warrants allow the holders to purchase up to 346,000 shares of our common stock at an exercise price of $1.00 per share, of which 250,000 are immediately exercisable. The remaining 96,000 Note Warrants (the “contingent Bridge Note Warrants”) would become exercisable at a rate of 8,000 shares per month from the date of a Qualified Offering (if completed) until the maturity date of the Bridge Notes. Upon full conversion of the principal into shares of our common stock or upon the final maturity date, all remaining unvested Note Warrants will automatically vest and become exercisable. If the note holders require prepayment of the principal after the completion of a Qualified Offering but prior to the final maturity date, all remaining unvested Note Warrants will be forfeited and canceled. The Warrants expire on June 30, 2012.

        The fair value of the 250,000 exercisable Warrants, which amounted to $112,500, was calculated using the Black-Scholes option pricing model. Assumptions relating to the estimated fair value of the Warrants are as follows:

fair value of common stock of $.85 on the commitment date of November 15, 2007; risk-free interest rate of 3.71%; expected dividend yield of zero percent; expected life of 1,689 days through June 30, 2012; and current volatility of 66.34%. Accordingly, we discounted the face value of the Bridge Notes to $128,000 and recorded an attributable equity value of $72,000 to paid-in capital for the Note Warrants based on the net proceeds of the Bridge Notes versus the relative fair value of the Note Warrants and Bridge Notes combined in accordance with Accounting Principle Board Opinion No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” (“APB 14”) The difference between the face value of the Bridge Notes and the fair value will be accreted over the estimated life of the Bridge Notes of 2.27 years.

        As of December 31, 2007, we recorded $1,889 of interest expense under this arrangement, which is included in accrued expenses and other current liabilities in the accompanying balance sheet and $6,839 of interest expense related to accretion to face value.

        The final closing of the Private Placement was completed on February 12, 2008. Accordingly, the holders of the Bridge Notes have the right to demand repayment of these notes in cash at any time after February 12, 2008 or convert, at their option, the outstanding principal into shares of our common stock and receive cash payment of accrued and unpaid interest. In addition, vesting commenced on the Contingent Bridge Note Warrants, which were recognized for accounting purposes on February 12, 2008. The fair value of the Contingent Bridge Note Warrants, which amounted to approximately $43,000, was recognized for accounting purposes on February 12, 2008.

Line of Credit Obligation

        Pursuant to the acquisition of Bell-Haun we assumed a bank line of credit with a balance of $250,000 bearing interest at the Prime Rate (7.25% as of December 31, 2007) plus 2.4% and a contractual maturity date of March 31, 2008 at which time the entire principal amount plus any accrued but unpaid interest becomes due and payable. This obligation was in default as of the time of our acquisition of Bell-Haun due to a change of control covenant in the loan agreement triggered by the sale of their shares to the Company.

Long Term Debt

        The following is a summary of our long term debt:

Huntington Bank	$154,910
Integra Bank	194,947
Acquisition notes (payable to the sellers
of the acquired businesses described
in Note 4)
ADSnetcurve	300,000
Bell-Haun	119,000
CETCON	600,000
RFK	562,500
Strategic	342,000

2,273,357
Less: Current portion	(433,132)

Non-current portion	$1,840,225

Huntington Bank

        Pursuant to the acquisition of Bell-Haun the Company assumed a long-term note with Huntington Bank with a remaining principal balance of $155,220 payable over 33 months at an annual interest rate of 7.5%. This obligation was in default as of the time of our acquisition of Bell-Haun due to a change of control covenant that the sellers triggered upon the sale of their shares to the Company.

Integra Bank

        Pursuant to the acquisition of CETCON we also assumed a long-term note with Integra Bank with a remaining principal balance of $194,947 payable over 55 months with a final balloon payment in month 55 of $120,000 bearing interest at 8.2% per annum.

Acquisition Notes

        Notes payable with an aggregate value of $1,923,500 were issued as purchase consideration in our business combinations as described in Note 4. The terms of these notes, including provisions for partial acceleration in the event we raise additional equity capital in future financing transactions and optional prepayment provisions, are more fully described in Note 4.

        The following table summarizes debt principal payment obligations by year for the long-term debt other than the Bridge Financing Facility, Bridge Notes and short term bank borrowings which are presumed to be paid within the next twelve months:

Year
2008	$433,132
2009	662,970
2010	347,063
2011	375,281
2012	428,397
Thereafter	26,514

$2,273,357

        Substantially all of the Company’s assets are pledged as collateral under its various debt obligations.

NOTE 11 — CAPITAL LEASE OBLIGATIONS

        The Company assumed capital lease obligations related to service vehicles in its acquisitions of Strategic Communications under which the aggregate present value of the minimum lease payments amounted to $25,877 as of the date of these acquisitions. In accordance with SFAS 13, “Accounting for Leases” (“SFAS 13“), the present value of the minimum lease payments was calculated using discount rate of 5%. Lease payments, including amounts representing interest, amounted to approximately $1,725 for the three months ended December 31, 2007.

        Minimum lease payments due in years subsequent to December 31, 2007 are as follows:

2008	$17,734
2009	8,143

Total minimum lease payments	25,877
Less: amount representing interest	(388)

Present value of minimum lease payments	25,489
Current portion of long-term capital lease obligations	(17,734)

Long-term capital lease obligations, less current portion	$7,756

NOTE 12 — RELATED PARTY TRANSACTIONS

        On July 16, 2007, the Company entered into the $500,000 Bridge Financing Facility provided by two of its founding stockholders/directors (Notes 3 and 10).

        On November 15, 2007, the Company entered into a separate $100,000 bridge note with one of its directors (Notes 3 and 10).

        The Company has up to $300,000 of additional equity financing available to it from two of its directors to draw as an additional source of funding, if needed. Up to 300,000 shares of common stock are issuable under this arrangement (Note 3).

        One of the Company’s founders also provides it with certain consulting services. There is no formal agreement between the Company and this founder. For the three months ended December 31, 2007, the Company recorded $28,558 of compensation expense paid in cash to the founder for consulting services provided, which is included in salaries and benefits in the accompanying condensed consolidated statement of operations.

        The Company has obtained insurance through an agency owned by one of its founding stockholders/directors. Insurance expense paid through the agency for the three months ended December 31, 2007 was $6,576 and is included in selling, general and administrative expense in the accompanying condensed consolidated statement of operations.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Employment Agreements

        The Company has entered into employment agreements with three of its key executives with no specific expiration dates that provide for aggregate annual compensation of $480,000 and up to $120,000 of severance payments for termination without cause. In addition, the Company entered into employment agreements with five key employees of certain of the acquired businesses upon its completion of the business combinations described in Note 4. Aggregate compensation under these agreements amounts to $580,000. Two of these agreements expire on December 31, 2009 and the remaining three have no specified expiration date. These agreements also provide for aggregate severance payments of up to $326,000 for termination without cause.

        The agreements contain certain commitments by the company to maintain employment as well as provisions for severance in the event of certain circumstances. The Company believes that events triggering any of the provisions of the agreements, individually, will not materially affect its financial position or results of operations. However, we can give no assurance that events triggering any of the provisions of the agreements in the aggregate would not have a material affect on our financial position or results of operations.

Operating Leases

        The Company has entered into operating leases for office facilities in Louisville, KY, Columbus, OH and Cincinnati, OH. A summary of the minimum lease payments due on these operating leases exclusive of the Company’s share of operating expenses and other costs:

2008	$182,694
2009	170,223
2010	100,000

$452,917

Strategic Communications Tax Liability

        As further described in Note 4, the assets of Beacon acquired from Strategic Communications are encumbered by a $313,000 Federal tax lien for delinquent sales and use, payroll and income taxes incurred by Strategic prior to the acquisition on December 20, 2007. The Company has agreed to pay interest and penalties accruing on this obligation, which amount to approximately $29,000 as of December 31, 2007. Strategic, as the seller in this transaction, is still the primary obligor of these tax liabilities and is therefore primarily liable for payment of the entire balance, including penalties and interest. The company expects the liability to be paid and the lien to be released on or before May 31, 2007. The Company has placed a note payable to the sellers of Strategic and shares of common stock issued as purchase consideration in an escrow account as security for this obligation.

NOTE 14 — STOCKHOLDERS EQUITY

Authorized Capital

        The Company is currently authorized to issue up to 70,000,000 shares of common stock and 4,500 shares of Series A Preferred Stock.

        Each share of Series A preferred has voting rights equal to an equivalent number of common shares into which it is convertible. The holders of the Series A are entitled to receive cumulative dividends in preference to any dividend on the common stock at the rate of 10% per annum on the initial investment amount commencing December 21, 2007. Dividends accrued but unpaid with respect to this feature amounted to $7,335 for the year ended December 31, 2007 and are presented as an increase in net loss available to the common stockholders for the year ended December 31, 2007. The Company has the option of paying the dividend in either common stock or cash.

        The Series A Preferred Stock designation contains certain restrictive covenants including restrictions against: the declaration of dividend distributions to common stockholders; certain mergers, consolidations and business combinations; the issuance of preferred shares with rights or provisions senior to the Series A Preferred Stock; and restrictions against incurring or assuming unsecured liabilities or indebtedness unless certain minumum performance objectives are satisfied.

        The Series A Preferred Stock also contains a right of redemption in the event of liquidation or a change in control. The redemption feature provides for payment of 125% of the face value and 125% of any accrued unpaid dividends in the event of bankruptcy, change of control, or any actions to take the Company private. The amount of the redemption preference was $3,051,544 measured on December 31, 2007.

Private Placement of Convertible Preferred Stock

        During the three months ended December 31, 2007, we issued in a Private Placement transaction, 2,433.9 shares of our Series A convertible preferred stock and 1,622,600 five year common stock purchase warrants exercisable at $1.00 per share for net proceeds of $1,952,493 (gross proceeds of $2,433,900 less offering costs of $481,407). The Series A is convertible into common stock at any time, at the option of the holder at a conversion price of $.75 per share. The conversion price is subject to adjustment for stock splits, stock dividends, recapitalizations, dilutive issuances and other anti-dilution provisions, including circumstances in which we, at our discretion, issue equity securities or convertible instruments that feature prices lower than the conversion price specified in the Series A preferred shares. The Series A is also automatically convertible into shares of our common stock, at the then applicable conversion price upon the closing of a firm commitment underwritten public offering of shares of our common stock yielding aggregate proceeds of not less than $20 million or under certain other circumstances when the trading volume and average trading prices of the stock attain certain specified levels.

        As described in Note 1, we evaluated the conversion options embedded in the Series A securities to determine (in accordance with SFAS 133 and EITF 00-19) whether they should be bifurcated from their host instruments and accounted for as separate derivative financial instruments. We determined, in accordance with SFAS 133, that the risks and rewards of the common shares underlying the conversion feature are clearly and closely related to those of the host instrument. Accordingly the conversion features, which are not deemed to be beneficial at the commitment dates of these financing transactions, are being accounted for as embedded conversion options in accordance with EITF 98-5 and EITF 00-27. Based on an evaluation of the beneficial conversion feature, the Company recorded a deemed dividend of $903,878. The warrants issued with the Series A Preferred Stock amounted to 1,622,600 exercisable Investor Warrants, with a fair value of $746,396. The fair value was calculated using the Black-Scholes option pricing model. Assumptions relating to the estimated fair value of the Investor Warrants are as follows: fair value of common stock of $.85 on the commitment date of December 20, 2007; risk-free interest rate of 3.45%; expected dividend yield of zero percent; expected life of five years through December 20, 2012; and current volatility of 66.34%. Accordingly, a $903,878 deemed dividend related to the beneficial conversion factor was recorded based on the difference between the effective conversion price of the conversion option, which was approximately $0.57 per share and the fair value of the common stock at the commitment date of the transaction, which was approximately $0.85 per share.

        The Company has reserved 3,245,200 shares of its common stock for issuance upon the conversion of its Series A convertible preferred stock and 1,622,600 shares of its common stock for issuance upon exercise of the Investor Warrants.

        As described in Note 1, the Company applies the classification and measurement principles enumerated in EITF Topic D-98 with respect to accounting for its issuances of the Series A preferred stock. The Company is required, under Nevada law, to obtain the approval of its board of directors in order to effectuate a merger, consolidation or similar event resulting in a more than 50% change in control or a sale of all or substantially all of our assets. The board of directors is then required to submit proposals to enter into these types of transactions to its stockholders for their approval by majority vote. The preferred stockholders do not (i) have control of, or currently, any representation on its Board of Directors and (ii) currently do not have sufficient voting rights to control a redemption of these shares by either of these events. In addition the effectuation of any transaction or series of transactions resulting in a more than 50% change in control can be made only by us at our own election. Based on these provisions, we classified the Series A preferred shares as permanent equity in the accompanying condensed consolidated balance sheet because the liquidation events are deemed to be within the Company’s control in accordance with the provisions of EITF Topic D-98.

        We evaluate the Series A convertible preferred stock at each reporting date for appropriate balance sheet classification.

Registration Rights

        Pursuant to the terms of the registration rights agreement entered into in connection with the Private Placement, the Company agreed to file with the SEC as soon as is practicable after completion of the offering a registration statement (the “Registration Statement”) and use its best efforts to have the Registration Statement declared effective not later than June 30, 2008. The Registration Statement registering for resale (i) the shares of the Company’s common stock underlying the units sold in the Private Placement (the “Units”) and (ii) the shares of the Company’s common stock issuable upon the exercise of the warrants issued in the Private Placement and issued to the placement agent. The Company agreed to use its commercially reasonable best efforts to have such “resale” Registration Statement declared effective by the SEC as soon as possible and, in any event, not later than June 30, 2008.

        If the Registration Statement is not declared effective by the SEC by June 30, 2008 then the Company is obligated to issue to each purchaser of units in the Private Placement to pay a 1% of the aggregate purchase price of the units, for each 30 day period the Company is late in filing the Registration Statement or the Registration Statement is late in being declared effective.

        The Company applies FASB Staff Position EITF 00-19-2 “Accounting for Registration Payment Arrangements,” with respect to determining whether to record a liability for contingent consideration potentially transferable to security holders covered under registration rights agreements. The Company believes it will be able to fulfull its registration obligations and has therefore not accrued any penalties under this arrangement.

Completion of Share Exchange Transaction

        On December 20, 2007, pursuant to the a Share Exchange transaction between Suncrest and Beacon, Beacon exchanged 9,194,900 shares of Beacon common stock and 2,433.9 shares of Beacon Series A preferred stock for 9,194,900 shares of Suncrest common stock and 2,433.9 shares of Suncrest Series A preferred stock. The shareholders of Suncrest, prior to the recapitalization, held 3,003,847 shares of which they returned 1,730,726 for cancellation and retained 1,273,121 shares of the recapitalized company. Immediately following the Share Exchange transaction, there were 10,468,121 shares of common stock outstanding, including 9,194,900 shares held by Beacon’s existing stockholders and 1,273,121 shares held by the stockholders of Suncrest. As described in Note 1, the Share Exchange has been accounted for as a recapitalization of Beacon into Suncrest because the existing Beacon stockholders retained a majority interest in the combined enterprise. The Company paid a $305,000 fee to the stockholders of Suncrest in connection with completing the Share Exchange Transaction which is included as a component of selling, general and administrative expense in the accompanying condensed consolidated statement of operations.

Issuances of Common Stock in Business Combinations

        The Company issued 3,225,000 shares of common stock in connection with business combinations described in Note 4. The aggregate fair value of these shares amounted to $2,741,250.

Restricted Stock Grant

        On December 5, 2007, the Company granted 782,250 shares of restricted common stock with an aggregate fair value of $664,913 to the Company’s president. Immediately upon grant 150,000 shares vested with the remaining shares vesting in quantities of 210,750 shares on each of December 20, 2008, 2009 and 2010. The Company accounts for share-based compensation under SFAS No. 123(R), “Share-Based Payment,” which requires it to expense the fair value of grants made under the share based compensation programs over the vesting period of each individual agreement. Awards granted are valued and non-cash share-based compensation expense is recognized in the consolidated statements of operations in accordance with SFAS No. 123(R). The Company recognizes non-cash share-based compensation expense ratably over the requisite service period which generally equals the vesting period of awards, adjusted for expected forfeitures. The Company recognized $132,372 of non-cash share-based compensation expense during the three months ended December 31, 2007 in connection with such grants. Unamortized compensation under this arrangement amounted to $534,345 as of December 31, 2007 and will be amortized over the remaining vesting period of 3 years. The shares vest immediately upon the Company’s termination without cause or the Executive’s resignation for good reason. In the event of termination for cause, or resignation without good reason, the Company has the right to repurchase any unvested shares for nominal consideration.

NOTE 15 — INCOME TAXES

        As described in Note 1, the Company adopted FIN 48 effective June 6, 2007. FIN 48 requires companies to recognize in their financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure.

        The Company and its subsidiaries intend to conform their tax periods to the September 30 reporting period established by Beacon and subsequently file consolidated federal and state income tax returns. The consolidated group for this purpose includes (i) Beacon, the former development stage enterprise organized to execute the business combinations and Share Exchange transactions as described in Notes 4 and 14, respectively, (ii) BH Acquisition Corp., the legal entity formed by Beacon to acquire the stock of Bell-Haun Systems, Inc., and (iii) Beacon Nevada (formerly Suncrest) which merged with Beacon in the Share Exchange transaction completed on December 20, 2007.

        Beacon’s initial tax reporting period is June 6, 2007 (inception) through September 30, 2007 but has not yet filed any Federal or State income tax returns. Beacon estimates that its deferred tax assets as of September 30, 2007 amount to approximately $52,000 and principally consist of a net operating loss and start up costs. Beacon, as a result of having evaluated all available evidence as required under SFAS 109, fully reserved for its net deferred tax assets since it is more likely than not that the future tax benefits of these deferred tax assets will not be realized in future periods.

        Suncrest, prior to the Share Exchange transaction, had nominal operations and a net operating loss of approximately $499,000 expiring at various times through 2016 and has filed Federal and State income tax returns for the years ended June 30, 2004, 2005 and 2006 that have not been examined by the applicable Federal and State tax authorities.

        Bell-Haun Systems, Inc., previous to its acquisition by the Company had net operating losses of approximately $969,000 expiring at various times through 2027. Bell-Haun Systems Inc. filed Federal and State income tax returns for the years ended December 31, 2004, 2005 and 2006 that have not been examined by the applicable Federal and State tax authorities

        The Company preformed a preliminary assessment of possible uncertain tax positions under FIN 48. Based on this preliminary assessment management does not believe that the Company has any material uncertain tax positions requiring recognition or measurement in accordance with the provisions of FIN 48. Accordingly, the adoption of FIN 48 did not have a material effect on the Company financial statements. The Company’s policy, is to classify penalties and interest associated with uncertain tax positions, if required as a component of its income tax provision. The Company also intends to perform a nexus study but has, on a preliminary basis, determined it must file State income tax returns in Indiana, Kentucky, Nevada and Ohio.

        The Company is in the process of evaluating and quantifying the extent of any deferred tax assets of Suncrest and Bell-Haun that may have existed as for the dates of the Share Exchange Transaction and acquisition of Bell-Haun, respectively. However, the Company believe that limitations were triggered with respect to these tax assets at the time of the Share Exchange Transaction and acquisition of Bell-Haun Systems, Inc. due to the “change in ownership” provisions under Section 382 of the Internal Revenue Code. Accordingly, the Company has not recognized any income tax benefits for these or any other possible deferred tax assets. The utilization of these and any net operating losses that the Company may have generated may be subject to substantial limitations in future periods due to the “change in ownership” provisions under Section 382 of the Internal Revenue Code and similar state provisions.

NOTE 16 — SUBSEQUENT EVENTS

Completion of Private Placement

        On January 15 and February 12, 2008 the Company received aggregate gross proceeds of $1,566,100 upon the closing of the second and final rounds of escrow pursuant to the $4,000,000 Private Placement described in Note 14. Direct costs related to the placement of $713,500 were paid out of the proceeds of the second and final closings of escrow. Pursuant to the completion of the Private Placement, Beacon issued 1,566.1 shares of Convertible Series A Preferred Stock, 2,088,133 Investor Warrants to purchase shares of the Company’s common stock at an exercise price of $1.00 per share, 407,186 warrants to purchase shares of the Company’s common stock at $1.00 per share to the Placement Agent, and 600,000 warrants to purchase shares of the Company’s common stock at $1.00 per share to affiliates of the Placement Agent.

        The features of the securities issued in this transaction are identical to those described in Note 14. Based on an evaluation of the beneficial conversion feature, the Company expects to record a deemed dividend as of each of the closing dates based upon the relative fair values of the securities issued in this transaction in accordance with APB 14 and a determination of the effective conversion price of the preferred shares in accordance with EITF 00-17.

        As described in Note 10, the $500,000 principal balance due under the Bridge Financing Facility and $200,000 principal due under the Bridge Notes each became exercisable into 833,333 and 333,333 shares of common stock, respectively or payable in cash at the option of the holders. The conversion option embedded in the $500,000 Bridge Financing Facility was deemed to have a nominal value. The intrinsic value of the conversion option embedded in the $200,000 Bridge Notes amounts to approximately $156,000. In addition, an aggregate of 336,000 common stock purchase warrants became exercisable at the option of the holders in these transactions.

Beacon Solutions 401(k) Plan

        During the three months ended December 31, 2007, Beacon established a retirement benefits plan, referred to as the Beacon Solutions 401(k) Plan, intended to meet the requirements of section 401(k) of the Internal Revenue Code of 1986. Under the Beacon Solutions 401(k) Plan, employees may contribute up to the maximum allowable under federal law, and the Company will match up to 100% of the first 1% contributed by the employee and up to 50% of the next 5% contributed by the employee, in cash subject to a vesting schedule based on years of service. All employees are eligible to enroll on date of hire. Employees are automatically enrolled at 3% employer contribution but can change their election at any time.

Authorization of Series A-1 Preferred Stock

        On February 14, 2008, the Board of Directors recommended to the shareholders an amendment of the Articles of Incorporation to authorize 5,000,000 shares of Preferred Stock and designate and authorize 1,000 shares of Series A-1 Preferred Stock. On the same day, the shareholders approved the amendment to the Articles of Incorporation.

In this quarterly report references to “Beacon,” “we,” “us,” and “our” refer to Beacon Enterprise Solutions Group, Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions. This report contains these types of statements. Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,””project,” or “continue” or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

        Beacon is a unified, single source information technology and telecommunications enterprise that provides professional services and sales of information technology and telecommunications products to mid-market commercial businesses, state and local government agencies, and educational institutions.

        We were formed for the purpose of acquiring and consolidating regional telecom businesses and service platforms into an integrated, national provider of high quality voice, data and VOIP communications to small and medium-sized business enterprises (the “SME Market”). Our business strategy is to acquire companies that will allow us to serve the SME Market on an integrated, turn-key basis from system design, procurement and installation through all aspects of providing network service and designing and hosting network applications.

        Beacon was a development stage enterprise with no operating history until completing our acquisition of Suncrest Global Energy Corp. (“Suncrest”) in a share exchange in which the shareholders of Beacon become the majority owners of Suncrest (“Share Exchange Transaction”) completed on December 20, 2007. Concurrent with the Share Exchange Transaction, we also completed the acquisition of four complementary information technology and telecommunications businesses (the “Phase I Acquisitions”) described below.

Phase I Acquisitions

        Beacon entered into acquisition agreements with Advanced Data Systems, Inc. (“ADSnetcurve”), Bell-Haun Systems, Inc., CETCON, Inc., and Strategic Communications, Inc. on October 15, 2007 and consummated the Phase I Acquisitions on December 20, 2007. Beacon paid an aggregate purchase price for the Phase I Acquisitions of $1,650,500 in cash, $1,923,500 in notes, and 3,225,000 Beacon Common Shares. Beacon used the proceeds of the a Private Placement offering to finance the Phase I Acquisitions. As part of their historical businesses, CETCON, Inc. provided systems design and engineering, ADSnetcurve provided software development and support and Bell-Haun Systems, Inc. and Strategic Communications, Inc. provided technology and equipment procurement, as well as installation, maintenance and support services.

Results of Operations

        For the three months ended December 31, 2007

        Revenue for the three months ended December 31, 2007 was $137,088 provided primarily by services performed by the Phase I Acquisitions consisting primarily of engineering and design, software development, business telephone system installations, and time and materials services for system maintenance. Revenue was recognized for the period December 21, 2007 through December 31, 2007 subsequent to the acquisition of the four target companies on December 20, 2007.

        Cost of goods sold amounted to $34,832 and consisted of equipment and materials used in business telephone system installations and parts used in services.

        Salaries and benefits of $438,884 consisted of salaries expended in developing and executing the acquisition strategy of $116,469, an accrual of $31,500 for the successful execution of the acquisitions, accrued paid time-off of $16,500, non-cash share based compensation expense of $132,372 and $142,043 of salaries and benefits of acquired company employees for the period December 21, 2007 through December 31, 2007. The non-cash share based compensation expense of $132,372 relates to the compensation earned related to a restricted stock award granted on the day of the Phase I Acquisitions and represents the vested portion of the restricted stock award based on the fair market value on the date of grant.

        Selling, general and administrative expense of $486,330 consists primarily of $309,000 of expenses incurred in connection with the recapitalization, and $85,245 of accounting and professional fees associated with the Company’s September 30, 2007 year-end audit, $21,054 of amortization of intangible assets acquired in the business combinations and $50,204 of administrative costs associated with the acquisitions for the period December 21, 2007 to December 31, 2007 and $20,827 of other administrative expenses.

        Interest expense of $27,995 includes interest related to our Bridge Notes in addition to the notes payable issued in connection with our Phase I Acquisitions. Interest expense related to the accretion of the Bridge Notes to face value was $6,839.

        Contractual dividends on our Series A Preferred Stock of $7,335 accrued during the period. A deemed dividend related to the beneficial conversion feature embedded in our Series A Preferred Stock of $903,878 was recognized during the period.

Liquidity and Capital Resources

        Net cash used in operating activities of $484,730 consisted primarily of a net loss of ($850,953) offset by increases in our accrued expenses and other current liabilities of approximately $164,217 and impacted by non-cash share based payments of $132,372.

        Cash used in investing activities of ($2,226,609) resulted primarily from proceeds of our Private Placement offering used to purchase the Phase I Acquisitions.

        Cash provided by financing activities of $2,855,900 was derived from $2,433,900 raised in our Private Placement offering of Series A preferred stock and $422,000 of proceeds from the issuance of convertible notes payable.

        We incurred a net loss of $850,953 for the three months ended December 31, 2007. At December 31, 2007, the Company’s accumulated deficit amounted to $1,895,546. The Company had cash of $651,367 and a working capital deficiency of $1,539,075 at December 31, 2007.

        On June 14, 2007, we signed a non-exclusive engagement agreement with Laidlaw & Company (UK) Ltd. (“Laidlaw”) in which Laidlaw agreed to provide us with certain corporate finance advisory services including (i) raising capital under the Private Placement transaction; (ii) structuring our Share Exchange Transaction; and (iii) assisting us with identifying the public company in the Share Exchange Transaction. These transactions were completed on December 20, 2007. We raised $4.0 million in the private placement in three separate closings on December 20, 2007, January 15, 2008, and February 12, 2008. The Company assumed approximately $405,000 of debt obligations in which the sellers of one of the acquired businesses described in Note 4 triggered an acceleration of principal under certain change of ownership provisions that constitute an event of default under those agreements (Note 10). These obligations are classified as current liabilities in the accompanying condensed consolidated balance sheet as a result of the Company’s commitment to repay or obtain letters of credit upon which the creditors can draw them pursuant to its merger agreement with Bell-Haun Systems Inc. as described in Note 4.

        We received $500,000 of gross proceeds ($278,000 prior to September 30, 2007 and $222,000 during the three months ended December 31, 2007) under a bridge financing facility furnished by two of our founding stockholders, who are also members of the Board of Directors. We also raised $200,000 of additional capital through the issuance of bridge notes in a second bridge note transaction completed on November 15, 2007. In addition we have up to $300,000 of additional equity financing available from two of our directors to allow us to draw as an additional source of funding if needed.

        The Company is also in the process of raising up to an additional $635,000 of equity financing under a proposed sale of Series A-1 Convertible Preferred stock in one of its subsidiaries. The terms of these preferred shares are intended to be substantially identical to the Company’s Series A Convertible Preferred Stock other than the liquidation preference which will be subordinate to the Series A Convertible Preferred. Prospective investors in this transaction have deposited approximately $635,000 of funds into an escrow account. The completion of this transaction is subject to completing certain administrative procedures including amending the subsidiary’s certificate of incorporation to create a Series A-1 convertible preferred stock designation, circulating the final form of the private placement memorandum, executing subscription agreements and obtaining consents to amending certain escrow procedures.

        We believe that the funds we have received in the Private Placement and bridge note transactions, funds we have available under the $300,000 equity financing commitment, and funds we expect to generate from operations will enable us to sustain the business through at least January 1, 2009. If the we are unable to raise additional capital, we will be required to take various measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing our business development activities, suspending the pursuit of our business plan, and controlling overhead expenses. We cannot provide any assurance that we will raise additional capital. We have not secured any commitments for new financing, other than the equity financing commitment discussed above, at this time, nor can we provide any assurance that new financing will be available to us on acceptable terms, if at all.

Off-Balance Sheet Arrangements

        We have four operating lease commitments for real estate used for office space and production facilities.

Contractual Obligations as of December 31, 2007

        The following is a summary of our contractual obligations as of December 31, 2007:

		Payment Due by Period
Contractual Obligations	Total	Year 1	Years 2-3	Years 4-5	Thereafter

Long-term debt obligations	$2,273,384	$433,132	$1,010,033	$803,705	$26,514
Interest obligations (1)	530,032	202,200	249,823	76,792	1,217
Operating lease obligations (2)	452,917	182,694	270,223

	$3,256,333	$818,026	$1,530,079	$880,497	$27,731

(1)	Interest obligations assume Prime Rate of 7.25% at December 31, 2007. Interest rate obligations are presented through the maturity dates of each component of long-term debt.
(2)	Operating lease obligations represent payment obligations under non-cancelable lease agreements classified as operating leases and disclosed pursuant to Statement of Financial Accounting Standards No. 13 "Accounting for Leases,” as may be modified or supplemented. These amounts are not recorded as liabilities of the current balance sheet date.

        Dividends on Series A Preferred Stock are payable quarterly at an annual rate of 10% in cash or the issuance of additional shares of Series A Preferred Stock, at our option. If we were to fund dividends accruing during the twelve months ended December 31, 2008 in cash, the total obligation would be $243,390 based on the number of shares of Series A Preferred Stock outstanding as of December 31, 2007.

        We currently anticipate the cash requirements for capital expenditures, operating lease commitments and working capital will likely be funded with our existing fund sources and cash provided from operating activities. In the aggregate, total capital expenditures are not expected to exceed $100,000 for the twelve months ended December 31, 2007.

Working Capital

        As of December 31, 2007, our current liabilities exceed current assets by $1,539,075. The bridge notes recorded in current liabilities are convertible into common stock and the note agreements provide for vesting of additional warrants to purchase shares of common should the holders continue to hold the debt and immediate vesting of the additional warrants upon conversion. We are in default of our line of credit obligation and a note payable that we assumed in the Phase I Acquisitions. We are currently negotiating with several banks to refinance our line of credit obligation and two notes assumed in the Phase I Acquisitions. In addition, certain vendors have agreed to defer payment or agreed to payment plans or to accept common stock in exchange for settlement of their outstanding balance. We can give no assurance that we will succeed in our efforts to refinance the debt we assumed in the Phase I Acquisitions or that our negotiations with our other vendors will succeed.

Client Base

        Through the Phase I Acquisitions, Beacon acquired a client base that consisted of approximately 4,000 customers, which were predominantly MBEs with 25-2,500 end users each, as well as approximately 50 larger customers. We expect that most of our revenue will be derived from the MBE market.

Competitors

        Beacon has numerous competitors in each one of its four service areas, many of which are substantially better capitalized, have more employees, have a longer operating history and are better known in the industry. However, management is not aware of any direct competitor in the middle-market service space that can provide all of these services without significant outsourcing or reselling, although IBM Global and others do present these services by relying upon outside consultants. Beacon believes that its integration of these services, particularly of its systems and software design and engineering capabilities, provides a distinct competitive advantage.

        Technology & equipment procurement competitors include: AT&T, Qwest, Level 3, Broadwing, and Covad. Application development/support competitors include: Trigent, Inventa Technologies, and AAlpha. Competitors specific to the interconnect services include: BellSouth, Vonage, and Packet8. Competittors with respect to data/systems integration services include: Cisco, Datacomm Solutions, Dell, and Sun Microsystems.

Employees

        Beacon currently employs approximately 80 persons as a result of the Phase I Acquisitions. In addition, Beacon has entered into an operating agreement with ADSnetcurve to employ a team of developers in India while Beacon acquires the necessary licensure to operate a business within India. None of Beacon’s employees is subject to a collective bargaining agreement.

Facilities

        Beacon currently maintains its offices at 124 N. First Street, Louisville, KY 40202 and our telephone number is (502) 379-4788.

        On November 1, 2007, Beacon entered into an operating lease for its office space in Louisville, Kentucky. The lease term is for a period of four months commencing November 1, 2007 expiring February 28, 2008 for a base rent of $1,675 per month. Beacon plans to renew this lease on substantially similar terms for the remainder of fiscal year 2008. In addition, Beacon leases office space in Cincinnati, Ohio and Columbus, Ohio for amounts that are not deemed to be material.

Certain Relationships and Related Party Transactions

       Bridge Financing

        John D. Rhodes, III and affiliated entities of Sherman Henderson and Robert Clarkson hold Bridge Notes in the aggregate principal amount of $600,000. Dr. Rhodes, Sherman Henderson and Robert Clarkson are all directors of Beacon, and Sherman Henderson and Robert Clarkson are 5% shareholders of Beacon.

       Consulting Agreement

        Beacon has a consulting arrangement with Mr. Rick Hughes, who is an immediate family member of the principal of Brook Street Enterprises, LLC, a stockholder of Beacon, for the provision of consulting services. Previously under this arrangement, Beacon was paying Mr. Hughes a monthly fee of $12,500. The arrangement is currently being renegotiated.

Filing Status

        Beacon Enterprise Solutions Group, Inc. has in the past filed reports with the SEC and will continue to do so as Beacon. You can read and copy any materials we file with the SEC at its Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission, including us.

ITEM 3. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated and communicated to our executive officers to allow timely decisions regarding required disclosure. As of December 31, 2007, our Chief Executive Officer, who acts in the capacity of principal executive officer and our Chief Accounting Officer who acts in the capacity of principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2007, based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15. See below with respect to actions taken to address these issues.

INTERNAL CONTROLS

        Internal controls are procedures which are designed with the objective of providing reasonable assurance that our transactions are properly authorized, recorded and reported and our assets are safeguarded against unauthorized or improper use, to permit the preparation of our financial statements in conformity with generally accepted accounting principles, including all applicable SEC regulations.

        As of December 31, 2007, we had identified certain matters that constituted material weaknesses in our internal controls over financial reporting. Pursuant to the closing of the Phase I Acquisitions on December 20, 2007, we acquired four businesses with distinctly separate internal control structures. These internal control structures must be combined and streamlined to correct existing material weaknesses including lack of segregation of duties, inadequate internal accounting information systems and limited qualified accounting staff. Accordingly our systems and personnel are insufficient to support the complexity of our financial reporting requirements. Since December 31, 2007, we have taken certain steps to correct these material weaknesses that include hiring an additional Certified Public Accountant with public company reporting experience to assist in day to day accounting functions, executing plans to implement a single unified Accounting Information Technology Solution, engaging a regional CPA firm to assist with tax compliance and planning, engaging a regional CPA firm to assist in the implementation of a single, scalable internal control structure that meets the requirements of Sarbanes-Oxley, and engaging a firm to act as advisors in accounting for complex transactions. Although we believe that these steps will result in significant improvements to our internal controls and expect to correct our material weaknesses, additional time is still required to fully document our systems, implement control procedures and test their operating effectiveness.

        We believe that our internal controls risks are partially mitigated by the fact that our Chief Executive Officer and Chief Accounting Officer review and approve substantially all of our major transactions and we have hired outside experts to assist us with implementing complex accounting principles. We believe that our weakness in internal control over financial reporting and our disclosure controls relate primarily to the fact that we are an emerging business with limited personnel. Our Chief Accounting Officer was our only employee with SEC reporting experience at the time of the close of the Phase I Acquisitions.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        We are currently not subject to any material legal proceedings.

ITEM 6. EXHIBITS

3.1     Amended and Restated Articles of Incorporation of Suncrest Global Energy Corp.

31.1     Principal Executive Officer Certification

31.2     Principal Financial Officer Certification

32.1     Section 1350 Certification

32.2     Section 1350 Certification

99.1     Employment Agreement — Thomas O. Bell

99.2     Employment Agreement — Christopher P. O’Bryan

99.3     Employment Agreement — Michael T. Haun

99.4     Employment Agreement — Kenneth E. Kerr

99.5     Employment Agreement — Robert R. Mohr

99.6     Employment Agreement — Richard C. Mills

99.7     Employment Agreement — Homer A. Wicke

99.8     Employment Agreement — Bruce Widener

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Beacon Enterprise Solutions Group, Inc.

Date: February 19, 2008	By:	/s/ Bruce Widener Bruce Widener Chief Executive Officer and Chairman of the Board of Directors

