Form 10QSB
period 2008-03-31
SUNCREST GLOBAL ENERGY CORP
filed 2008-05-15
CIK 1122063

QUARTERLY REPORT ON FORM 10QSB FOR THE PERIOD ENDED March 31, 2008

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from __________________ to _____________________

                          Commission File No.000-31355

                     BEACON ENTERPRISE SOLUTIONS GROUP, INC.
                     ---------------------------------------
                 (Name of small business issuer in its charter)

            Nevada                                           81-0438093
            ------                                           ----------
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                        Identification No.)

                  124 North First Street, Louisville, KY 40202
                  --------------------------------------------
                    (Address of principal executive offices)

                                  502-379-4788
                                  ------------
                           (Issuer's telephone number)

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

Yes  [ ]   No  [X]

As of May 10, 2008, Beacon Enterprise Solutions Group, Inc. had a total of 10,468,021 shares of common stock issued and outstanding.

Transitional small business disclosure format:  Yes [ ]  No [X]

TABLE OF CONTENTS

                          PART I: FINANCIAL INFORMATION

Item 1. Financial Statements                                                  3

Item 2. Management's Discussion and Analysis or Plan of Operation             44

Item 3A(T). Controls and Procedures                                           51

                           PART II: OTHER INFORMATION

Item 1. Legal Proceedings                                                     52

Item 6. Exhibits                                                              52

Signatures                                                                    53

                                   ----------

                         PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

            Beacon Enterprise Solutions Group, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet

                                                                     March 31,
                                                                       2008
                                                                   ------------
                                                                    (Unaudited)

ASSETS

Current assets:
        Cash and cash equivalents                                  $   711,688
        Accounts receivable                                            665,180
        Inventory                                                      707,526
        Prepaid expenses and other current assets                      127,110
                                                                   -----------
               Total current assets                                  2,211,504
Property and equipment, net                                            252,327
Goodwill                                                             2,762,194
Other intangible assets, net                                         4,122,919
Inventory, less current portion                                         99,158
Security deposits                                                       27,892
                                                                   -----------
        Total assets                                               $ 9,475,994
                                                                   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Current portion of long-term debt                          $   649,890
        Current portion of capital lease obligations                    17,734
        Accounts payable                                               709,763
        Accrued acquisition costs                                       84,924
        Accrued expenses                                               444,060
        Customer deposits                                              227,118
                                                                   -----------
               Total current liabilities                             2,133,489
Long-term debt, less current portion                                 1,732,565
Bridge notes (net of $176,698 of discounts)                            523,302
Capital lease obligations, less current portion                          2,807
Other acquisition liability                                             50,000
                                                                   -----------
        Total liabilities                                            4,442,163
                                                                   -----------

Stockholders' equity
        Preferred Stock: $0.01 par value, 5,000,000
               shares authorized, 4,800 shares
               outstanding in the following classes:
        Series A convertible preferred stock, $1,000
               stated value, 4,500 shares authorized,
               4,000 shares issued and outstanding,
               (liquidation preference $5,118,630)                   4,000,000
        Series A-1 convertible preferred stock, $1,000
               stated value, 1,000 shares authorized,
               800 shares issued and outstanding,
               (liquidation preference $1,006,813)                     800,000
        Common stock, $0.001 par value 70,000,000
               shares authorized, 10,468,021 shares
               issued and outstanding                                   10,468
        Additional paid in capital                                   6,390,393
        Accumulated deficit                                         (6,167,030)
                                                                   -----------
               Total stockholders' equity                            5,033,831
                                                                   -----------
        Total liabilities and stockholders' equity                 $ 9,475,994
                                                                   ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

            Beacon Enterprise Solutions Group, Inc. and Subsidiaries
                 Condensed Consolidated Statement of Operations
                                   (Unaudited)

                                                                      For the three      For the six
                                                                       months ended      months ended
                                                                         March 31,         March 31,
                                                                           2008              2008
                                                                      -------------      ------------
Net sales                                                              $  1,571,742      $ 1,708,830
Cost of goods sold                                                          838,925          873,757
                                                                       ------------      -----------
       Gross profit                                                         732,817          835,073
Operating expense
       Salaries and benefits                                              1,126,350        1,565,234
       Selling, general and administrative                                  593,354        1,057,760
       Depreciation expense                                                  20,308           21,178
       Amortization of intangible assets                                    160,101          181,155
                                                                       ------------      -----------
             Total operating expense                                      1,900,113        2,825,327
                                                                       ------------      -----------
Loss from operations                                                     (1,167,296)      (1,990,254)
Other expenses
       Interest expense                                                    (115,158)        (143,153)
       Interest income                                                        2,689            2,689
                                                                       ------------      -----------
             Total other expenses                                          (112,469)        (140,464)
                                                                       ------------      -----------
Net loss before income taxes                                             (1,279,765)      (2,130,718)
Income taxes                                                                   --               --
                                                                       ------------      -----------
Net loss                                                                 (1,279,765)      (2,130,718)
Series A and A-1 Preferred Stock:
       Contractual dividends                                                   --             (7,335)
       Deemed dividends related to beneficial conversion feature         (2,991,719)      (3,895,597)
                                                                       ------------      -----------
Net loss available to common stockholders                              $ (4,271,484)     $(6,033,650)
                                                                       ============      ===========
Net loss per share to common stockholders - basic and diluted          $      (0.41)     $     (0.74)
                                                                       ============      ===========
Weighted average shares outstanding
       basic and diluted                                                 10,468,021        8,159,662
                                                                       ============      ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

            Beacon Enterprise Solutions Group, Inc. and Subsidiaries
       Condensed Consolidated Statement of Stockholders' (Deficit) Equity
                                   (Unaudited)

                                                Series A Convertible       Series A-1 Convertible
                                                  Preferred Stock              Preferred Stock                 Common Stock
                                              -----------------------    ---------------------------    --------------------------
                                                            $1,000                        $1,000
                                                            Stated                        Stated                        $0.001 Par
                                               Shares        Value          Shares         Value           Shares          Value
                                              --------    -----------    -----------    ------------    ------------    ----------
Balance at October 1, 2007                                                                                 5,187,650       $ 5,188

Common stock granted to
  employee for services                                                                                      782,250           782
Vested portion of common stock
  granted to employee for services
Shares of Suncrest outstanding at
  time of share exchange                                                                                   1,273,121         1,273
Common stock issued as purchase
  consideration in business
  combinations                                                                                             3,225,000         3,225
Series A Preferred Stock issued
  in private placement                         4,000.0      4,000,000
Series A-1 Preferred Stock issued
  in private placement                                                         800.0       800,000
Private placement offering costs
Beneficial conversion feature -
  deemed preferred stock dividend
Bridge note warrants
Beneficial conversion feature -
  bridge notes
Vested contingent bridge warrants
Warrants issued for equity financing
  agreement
Compensatory warrants
Series A Preferred Stock contractual
  dividends
Series A-1 Preferred Stock contractual
  dividends
Issuance of Stock Options
Net loss
                                               -------    -----------    -----------    ------------      ----------    ----------
Balance at March 31, 2008 (unaudited)          4,000.0     $4,000,000           $800     $ 800,000        10,468,021      $ 10,468
                                               =======    ===========    ===========    ============      ==========    ==========

                                              Additional
                                               Paid-In       Accumulated
                                               Capital         Deficit          Total
                                              -----------    -----------     -----------
Balance at October 1, 2007                    $      (812)     $ (133,380)   $   (129,004)

Common stock granted to
  employee for services                              (782)                             --
Vested portion of common stock
  granted to employee for services                176,982                         176,982
Shares of Suncrest outstanding at
  time of share exchange                           (1,273)                             --
Common stock issued as purchase
  consideration in business
  combinations                                  2,738,025                       2,741,250
Series A Preferred Stock issued
  in private placement                                                          4,000,000
Series A-1 Preferred Stock issued
  in private placement                                                            800,000
Private placement offering costs                 (923,540)                       (923,540)
Beneficial conversion feature -
  deemed preferred stock dividend               3,895,597      (3,895,597)             --
Bridge note warrants                               72,000                          72,000
Beneficial conversion feature -
  bridge notes                                    128,000                         128,000
Vested contingent bridge warrants                  20,440                          20,440
Warrants issued for equity financing
  agreement                                        66,400                          66,400
Compensatory warrants                             219,000                         219,000
Series A Preferred Stock contractual
  dividends                                                        (7,335)         (7,335)
Series A-1 Preferred Stock contractual
  dividends                                                            --              --
Issuance of Stock Options                             356                             356
Net loss                                                       (2,130,718)     (2,130,718)
                                              -----------    ------------    ------------
Balance at March 31, 2008 (unaudited)         $ 6,390,393    $ (6,167,030)   $  5,033,831
                                              ===========    ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

            Beacon Enterprise Solutions Group, Inc. and Subsidiaries
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                 For the Six
                                                                                 Months Ended
                                                                                   March 31,
                                                                                     2008
                                                                                 ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                        $(2,130,718)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and Amortization                                                     202,333
  Non-cash interest                                                                  43,741
  Share based payment                                                               462,738
Changes in operating assets and liabilities:
  Accounts receivable                                                                23,821
  Inventory                                                                        (167,274)
  Prepaid expenses and other current assets                                         (49,674)
  Accounts payable                                                                 (122,369)
  Customer deposits                                                                (122,013)
  Other assets                                                                      111,087
  Accrued expenses                                                                  434,911
                                                                                -----------

    NET CASH USED IN OPERATING ACTIVITIES                                        (1,313,417)
                                                                                -----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Capital expenditures                                                              (46,762)
  Acquisition of businesses, net of acquired cash                                (2,138,611)
                                                                                -----------

    NET CASH USED IN INVESTING ACTIVITIES                                        (2,185,373)
                                                                                -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuances of bridge notes                                           422,000
  Proceeds from sale of preferred stock, net of offering costs                    3,876,460
  Repayment of line of credit                                                      (250,000)
  Proceeds from note payable                                                        600,000
  Payments of notes payable                                                        (495,244)
  Payments of capital lease obligations                                              (4,949)
                                                                                -----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                     4,148,267
                                                                                -----------
    NET INCREASE  IN CASH AND CASH EQUIVALENTS                                      649,477

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                      62,211
                                                                                -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                       $   711,688
                                                                                ===========
Supplemental disclosures

  Cash paid for:
    Interest                                                                    $    50,419
                                                                                ===========
    Income taxes                                                                $        --
                                                                                ===========

  Acquisition of businesses
    Accounts receivable                                                         $   689,001
    Inventory                                                                       639,410
    Prepaid expenses and other current assets                                        55,283
    Property and equipment                                                          226,743
    Goodwill                                                                      2,762,194
    Customer relationships                                                        3,704,074
    Non-compete agreements                                                          500,000
    Tradenames                                                                      100,000
    Security deposits                                                                27,591
    Line of credit                                                                 (250,000)
    Accounts payable and accrued expenses                                          (832,132)
    Customer deposits                                                              (304,190)
    Long-term debt assumed                                                         (354,199)
    Capital lease obligations                                                       (25,490)
    Less: common stock issued as purchase consideration                          (2,741,250)
    Less: acquisition notes issued to sellers of acquired businesses             (1,973,500)
    Less: accrued acquisition costs                                                 (84,924)
                                                                                -----------
    Cash used in acquisition of businesses (net of $148,283 of cash acquired)   $ 2,138,611
                                                                                ===========
  Bridge note warrants                                                          $    72,000
                                                                                ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

            BEACON ENTERPRISE SOLUTIONS GROUP, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - THE COMPANY

Organization

      The financial statements presented are those of Beacon Enterprise Solutions Group, Inc. ("Beacon" or the "Company"), which was originally formed in the State of Indiana on June 6, 2007 and combined with Suncrest Global Energy Corp. ("Suncrest" or the "Company"), a Nevada corporation, on December 20, 2007, as described in "Share Exchange Transaction," below.

      The Company is a unified, single source information technology and telecommunications enterprise that provides professional services and sales of information technology and telecommunications products to mid-market commercial businesses, state and local government agencies, and educational institutions.

      The Company was formed for the purpose of acquiring and consolidating regional telecom businesses and service platforms into an integrated, national provider of high quality voice, data and VOIP communications to small and medium-sized business enterprises (the "SME Market"). The Company's business strategy is to acquire companies that will allow it to serve the SME Market on an integrated, turn-key basis from system design, procurement and installation through all aspects of providing network service and designing and hosting network applications.

      The Company was a development stage enterprise with no operating history until completing the Share Exchange Transaction described below and simultaneous business combinations and Private Placement financing transaction described in Notes 4 and 14, respectively.

Share Exchange Transaction

      Pursuant to a Securities Exchange Agreement, Suncrest acquired all of the outstanding no par value common stock of the Company on December 20, 2007. Suncrest, in exchange for such Company common stock issued 1 share of its own $0.001 par value common stock directly to the Company's stockholders for each share of their Company common stock (the "Share Exchange Transaction"). Following the Share Exchange Transaction, the existing stockholders of Suncrest retained 1,273,121 shares of Suncrest's outstanding common stock and the Company's stockholders became the majority owners of Suncrest. Suncrest was incorporated in the State of Nevada on May 22, 2000. The Company paid a $305,000 fee to the stockholders of Suncrest in connection with completing the Share Exchange Transaction which is included as a component of selling, general and administrative expense in the accompanying condensed consolidated statement of operations.

      Prior to the Share Exchange Transaction, Suncrest was a publicly-traded corporation with nominal operations of its own. Pursuant to the merger, Suncrest was the surviving legal entity and Beacon was its wholly-owned subsidiary. Following the Share Exchange Transaction, Suncrest changed its name to Beacon Enterprise Solutions Group, Inc. on February 15, 2008 and continued to carry on the operations of Beacon. The Share Exchange Transaction has been accounted for as a reverse merger and recapitalization transaction in which the original Beacon is deemed to be the accounting acquirer. Accordingly, the accompanying condensed consolidated financial statements present the historical financial position, results of operations and cash flows of Beacon, adjusted to give retroactive effect to the recapitalization of Beacon into Suncrest.

Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements as of March 31, 2008 and for the three and six months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission ("SEC") and on the same basis as the annual audited consolidated financial statements. The unaudited condensed consolidated balance sheet as of March 31, 2008, condensed consolidated statement of operations for the three and six months ended March 31, 2008 and the condensed consolidated statement of stockholders' equity and cash flows for the six months ended March 31, 2008 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the period presented. The results for the three and six months ended March 31, 2008 are not necessarily indicative of results to be expected for the year ending September 30, 2008 or for any future interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Current Report on Form 8-K, which was filed with the SEC on December 28, 2007.

NOTE 2 - LIQUIDITY, FINANCIAL CONDITION AND MANAGEMENT'S PLANS

      The Company incurred a net loss of approximately $2,131,000 and used approximately $1,323,000 of cash in its operating activities for the six months ended March 31, 2008. At March 31, 2008, the Company's accumulated deficit amounted to approximately $6,167,000. The Company had cash of $711,688 and a working capital surplus of approximately $78,000 at March 31, 2008.

      On June 14, 2007, the Company signed a non-exclusive engagement agreement with Laidlaw & Company (UK) Ltd. ("Laidlaw") in which Laidlaw agreed to provide the Company with certain corporate finance advisory services including (i) raising capital under the Private Placement transaction described in Note 14;
(ii) structuring the business combinations described in Note 4; and (iii) assisting the Company with identifying the public company in the Share Exchange Transaction described in Notes 1 and 14. These transactions were completed on December 20, 2007. The Company raised $4.0 million in the private placement in three separate closings on December 20, 2007, January 15, 2008, and February 12, 2008. Pursuant to an oversubscription of the initial Private Placement, the Company closed on an additional $0.8 million follow-on placement referred to herein as the "Series A-1 Placement," completed on March 11, 2008. The Company assumed approximately $405,000 of debt obligations in which the sellers of one of the acquired businesses described in Note 4 triggered an acceleration of principal under certain change of ownership provisions that constitute an event of default under those agreements which was subsequently refinanced on March 14, 2008 (Note 10).

      As described in Note 10, the Company received $500,000 of gross proceeds ($278,000 prior to September 30, 2007 and $222,000 during the six months ended March 31, 2008) under a bridge financing facility furnished by two of its founding stockholders, who are also members of the Board of Directors. The Company also raised $200,000 of additional capital through the issuance of bridge notes in a second bridge note transaction completed on November 15, 2007. As discussed in Note 12, the Company also had up to $500,000 of additional equity financing available to it from one of its directors to draw as an additional source of funding if needed.

      The Company believes that its currently available cash, the equity financing arrangement and funds it expects to generate from operations will enable it to effectively operate its business and pay its debt obligations they become due within the next twelve months through April 1, 2009. However, the Company will require additional capital in order to execute its current business plan. If the Company is unable to raise additional capital, it will be required to take various measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing its business development activities, suspending the pursuit of its business plan, and controlling overhead expenses. The Company cannot provide any assurance that it will raise additional capital. The Company has not secured any commitments for new financing at this time, nor can it provide any assurance that new financing will be available to it on acceptable terms, if at all.

      On May 15, 2008, the Company received a new $500,000 equity financing commitment from one of its directors and holders of the Company's bridge notes, described in Note 10, agreed to defer payment of principal to April 1, 2009 (Note 17).

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

      The condensed consolidated financial statements include the accounts of Beacon Enterprise Solutions Group, Inc., a Nevada corporation (formerly Suncrest) and its wholly-owned subsidiaries the original Beacon formed in Indiana in June 2007 and BH Acquisition Corp. All significant inter-company accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

      The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents. Due to their short-term nature, cash equivalents, when they are carried, are carried at cost, which approximates fair value.

Revenue and Cost Recognition

      The Company applies the revenue recognition principles set forth under the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") 104 with respect to all of its revenue. Accordingly, the Company recognizes revenue when
(i) persuasive evidence of an
arrangement exists, (ii) delivery has occurred, (iii) the vendor's fee is fixed or determinable, and (iv) collectability is probable.

      Business Telephone System and Computer Hardware Product Revenues - The Company requires its hardware product sales to be supported by a written contract or other evidence of a sale transaction that clearly indicates the selling price to the customer, shipping terms, payment terms (generally 30 days) and refund policy, if any. Since the Company's hardware sales are supported by a contract or other document that clearly indicates the terms of the transaction, and the selling price is fixed at the time the sale is consummated, the Company records revenue on these sales at the time at which it receives a confirmation that the goods were tendered at their destination when shipped "FOB destination," or upon confirmation that shipment has occurred when shipped "FOB shipping point."

      For product sales, the Company applies the factors discussed in Emerging Issues Task Force ("EITF") issue 99-19 "Reporting Revenue Gross as a Principal vs. Net as an Agent," ("99-19"), in determining whether to recognize product revenues on a gross or net basis. In a substantial majority of these transactions, the Company acts as principal because; (i) it has latitude in establishing selling prices; (ii) takes title to the products; and (iii) has the risks and rewards of ownership, including the risk of loss for collection, delivery or returns. For these transactions, the Company recognizes revenues based on the gross amounts billed to customers.

      Professional Services Revenue - The Company generally bills its customers for professional telecommunications and data consulting services based on hours of time spent on any given assignment at its hourly billing rates. As it relates to delivery of these services, the Company recognizes revenue under these arrangements as the work is completed and the customer has indicated their acceptance of services by approving a work order milestone or completion order. For certain engagements, the Company enters fixed bid contracts, and recognizes revenue as phases of the project are completed and accepted by the client. We generated approximately $1,034,000 of professional services revenue during both the three and six months ended March 31, 2008.

      Time and Materials Contracts - Revenues from time and materials contracts, which generally include product sales and installation services, are billed when services are completed based on fixed labor rates plus materials. A substantial majority of the Company's services in this category are completed in short periods of time. The company may on occasion enter into long-term contracts in which it would be appropriate to recognize revenue using long-term contract accounting such as the percentage of completion method. We generated revenues of approximately $513,000 and $650,000 from short-term time and materials contracts for the three and six month periods ended March 31, 2008, respectively. These services were fully completed as of March 31, 2008. Cost of revenues from time and materials contracts includes materials and labor.

      Maintenance Contracts - The Company, as a representative of various original equipment manufacturers, sells extended maintenance contracts on equipment it sells and acts as an authorized servicing agent with respect to these contracts. These contracts, which are sold as separate agreements from other products and services, are individually negotiated and are generally not bundled with other products and services. For maintenance contract sales, the Company applies the factors discussed in "EITF" 99-19 in determining whether to recognize product revenues on a gross or net basis. Maintenance contracts are typically manufacturer maintenance contracts that are sold to the customer on a reseller basis. Based on an analysis of the factors set forth in EITF 99-19, the Company has determined that it acts as an agent in these situations, and therefore recognizes revenues on a net basis. The Company's share of revenue that it earns from originating these contracts is deferred and recognized over the life of the contract. Material and labor is charged for any service calls under these maintenance contracts on a time and materials basis which is charged to either the customer or manufacturer. We recognized approximately $26,000 of net maintenance revenue during both the three and six months ended March 31, 2008.

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

Accounts Receivable

      The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses on its existing accounts receivable. Account balances deemed to be uncollectible are charged to the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. Historically, the companies acquired in the business combinations described in Note 4 have experienced minimal credit losses. Substantially all of the accounts receivable outstanding at March 31, 2008 was generated during the period subsequent to the acquisitions.

Inventory

      Inventory, which consists of business telephone systems and associated equipment and parts, is stated at the lower of cost (first-in, first-out method) or market. In the case of slow moving items, we may write down or calculate a reserve to reflect a reduced marketability for the item. The actual percentage reserved will depend on the total quantity on hand, its sales history, and expected near term sales prospects. When we discontinue sales of a product, we will write down the value of inventory to an amount equal to its estimated net realizable value less all applicable disposition costs. Slow moving items include spare parts for older phone systems that the Company uses to repair or upgrade customer phone systems. A portion of these items, which are stated at their net realizable value, are likely to be used after the next twelve months and are therefore presented as non-current inventory in the accompanying condensed consolidated balance sheet. A significant portion of the inventory on hand at March 31, 2008 was acquired in the business combinations completed on December 20, 2007. These goods are stated at the net realizable value established using the purchase method of accounting (Note 4).

Property and Equipment

      Property and equipment is stated at cost, including any cost to place the property into service, less accumulated depreciation. Depreciation is recorded over the estimated useful lives of the assets which currently range from 2 to 5 years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease.

Concentration of Credit Risk

      Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and cash equivalents. We maintain our cash accounts at high quality financial institutions with balances, at times, in excess of federally insured limits. As of March 31, 2008, we had cash balances of approximately $549,000 in excess of federally insured limits. Management believes that the financial institutions that hold our deposits are financially sound and therefore pose minimal credit risk.

Start Up Costs

      All expenses incurred in connection with our formation and related start up activities have been expensed as incurred and are included in selling, general and administrative expenses in the accompanying condensed consolidated financial statements. Start up costs, which principally include professional fees and other administrative costs amounted to approximately $127,000 for the three and six months ended March 31, 2008 and are included in selling general and administrative expense in the accompanying condensed consolidated statement of operations.

Goodwill and Intangible Assets

      The Company accounts for goodwill and intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142). SFAS 142 requires that goodwill and other intangibles with indefinite lives should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

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

      The Company's amortizable intangible assets include customer relationships, covenants not to compete and tradenames. These costs are being amortized using the straight-line method over their estimated useful lives. The estimated fair values and useful lives of the customer relationships, non-compete agreements and tradenames are preliminary as of March 31, 2008 as established by the Company using the purchase method of accounting. These amounts will be adjusted when the Company completes its valuation.

      In accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

      Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

Preferred Stock

      We apply the guidance enumerated in SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" and EITF Topic D-98 "Classification and Measurement of Redeemable Securities," when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value in accordance with SFAS 150. All other issuances of preferred stock are subject to the classification and measurement principles of EITF Topic D-98. Accordingly we classify conditionally redeemable preferred shares (if any), which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control, as temporary equity. At all other times, we classify our preferred shares in stockholders' equity. Our preferred shares do not feature any redemption rights within the holders control or conditional redemption features not within our control as of March 31, 2008. Accordingly all issuances of preferred stock are presented as a component of condensed consolidated stockholders' (deficit) equity.

Convertible Instruments

      We evaluate and account for conversion options embedded in convertible instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19").

      SFAS 133 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments in accordance with EITF 00-19. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of SFAS 133. SFAS 133 and EITF 00-19 also provide an exception to this rule when the host instrument is deemed to be conventional (as that term is described in the implementation guidance to SFAS 133 and further clarified in EITF 05-2, "The Meaning of "Conventional Convertible Debt Instrument" in Issue No. 00-19").

      We account for convertible instruments (when we have determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with the provisions of EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features" ("EITF 98-5") and EITF 00-27, "Application of EITF 98-5 to Certain Convertible Instruments" ("EITF 00-27"). Accordingly, we record when necessary discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption. We also record when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the transaction and the effective conversion price embedded in the preferred shares.

      We evaluated the conversion option featured in the Bridge Financing Facility and Bridge Notes that are more fully described in Note 10. These conversion options provide the noteholders, of whom three are also founding stockholders and/or directors of Beacon, with the right to convert any advances outstanding under the facility, into shares of our common stock at anytime upon or after the completion of the entire Private Placement described in Note 14. The conversion options embedded in these notes would not have been exercisable unless and until we raised the full $4,000,000 of proceeds stipulated in the Private Placement that was commenced during the three months ended December 31, 2007 and completed during the three months ended March 31, 2008.

      We had deemed the completion of the entire Private Placement to be an event that was not within our control. As described in Note 10, we completed our Private Placement on February 12, 2008 at which time the conversion options embedded in the Notes became exercisable at the option of the holders. Accordingly, we recorded a $72,000 discount to the face value of the Bridge Notes based on the relative fair values of the Bridge Warrants and the Notes measured as of the commitment date on November 15, 2007 and an additional $128,000 discount related to the beneficial conversion feature that is being accreted to interest expense over the contractual term of the Notes.

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

      Our free standing derivatives consist of warrants to purchase common stock that were issued to three founding stockholders/directors and one independent qualified investor in connection with the Bridge Financing Facility and Bridge Notes described in Note 10 as well as warrants issued to the Series A and A-1 Preferred Stock stockholders and placement agent and its affiliates in connection with the Private Placement described in Note 14. We evaluated the common stock purchase warrants to assess their proper classification in the balance sheet as of March 31, 2008 using the applicable classification criteria enumerated in EITF 00-19. We determined that the common stock purchase warrants do not feature any characteristics permitting net cash settlement at the option of the holders. Accordingly, these instruments have been classified in stockholders' equity in the accompanying condensed consolidated balance sheet as of March 31, 2008.

Share-Based Payments

      We account for stock-based compensation using Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Accounting for Stock-Based Compensation" ("SFAS 123(R)"), as amended, which results in the recognition of compensation expense for stock-based compensation. The Company adopted SFAS 123(R) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model. The recognized expense is net of expected forfeitures and restatement of prior periods is not required. The fair value of restricted stock is determined based on the number of shares granted and the fair value of the Company's common stock on date of grant.

Income Taxes

      We account for income taxes under SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. SFAS 109 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Furthermore, SFAS 109 provides that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. Accordingly, we have recorded a full valuation allowance against our net deferred tax assets. In addition, we expect to provide a full valuation allowance on future tax benefits until we can sustain a level of profitability that demonstrates our ability to utilize the assets, or other significant positive evidence arises that suggests our ability to utilize such assets. We will continue to re-assess our reserves on deferred income tax assets in future periods on a quarterly basis.

      Effective June 6, 2007 (date of inception), we adopted Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") - an interpretation of FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on the derecognition of income tax liabilities, classification of interest and penalties on income taxes, and accounting for uncertain tax positions in interim period financial statements. Our policy is to record interest and penalties on uncertain tax provisions as a component of our income tax expense.

      As described in Note 15, we completed our preliminary assessment of uncertain tax positions in accordance with FIN 48 during our the period of June 6, 2007 through September 30, 2007 and for the quarters ended December 31, 2007 and March 31, 2008, including the effects of the Share Exchange Transaction described in Note 1 and business combinations completed as described in Note 4. Based on this preliminary assessment, we have determined that we have no material uncertain income tax positions requiring recognition or disclosure in accordance with FIN 48.

Net Loss Per Share

      Net loss per share is presented in accordance with SFAS No. 128 "Earnings Per Share." ("SFAS 128") Under SFAS 128, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average shares of common stock outstanding for the period and excludes any potentially dilutive securities. Diluted earnings per share reflects the potential dilution that would occur upon the exercise or conversion of all dilutive securities into common stock. The computation of loss per share for the three and six month periods ended March 31, 2008 excludes potentially dilutive securities because their inclusion would be anti-dilutive.

      Shares of common stock issuable upon conversion or exercise of potentially dilutive securities at March 31, 2008 are as follows:

                                                                        Total
                                                         Common        Common
                                                          Stock         Stock
                                           Warrants    Equivalents   Equivalents
                                           ---------   -----------   -----------
Series A Convertible Preferred Stock       2,666,666    5,333,333     7,999,999
Series A-1 Convertible Preferred Stock       533,333    1,066,667     1,600,000
Placement Agent Warrants                   1,248,000                  1,248,000
Bridge Financing Warrants                    903,000    1,166,666     2,069,666
Compensatory Warrants                        360,000                    360,000
                                           ---------   ----------    ----------

                                           5,710,999    7,566,666    13,277,665
                                           =========   ==========    ==========

      The table above excludes 308,000 contingently exercisable common stock purchase warrants issued to the bridge financing participants (Note 10).

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

Recent Accounting Pronouncements

      In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a market based framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material effect on the Company's consolidated financial statements.

      On February 15, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). The guidance in SFAS 159 "allows" reporting entities to "choose" to measure many financial instruments and certain other items at fair value. The objective underlying the development of this literature is to improve financial reporting by providing reporting entities with the opportunity to reduce volatility in reported earnings that results from measuring related assets and liabilities differently without having to apply complex hedge accounting provisions, using the guidance in SFAS 133, as amended. The provisions of SFAS 159 are applicable to all reporting entities and are effective as of the beginning of the first fiscal year that begins subsequent to November 15, 2007. The adoption of SFAS 159 is not expected to have a material effect on the Company's consolidated financial statements.

      In June 2007, the EITF reached a consensus on EITF Issue No. 06-11, "Accounting for Income Tax Benefits on Dividends on Share-Based Payment Awards" ("EITF 06-11"). EITF 06-11 addresses share-based payment arrangements with dividend protection features that entitle employees to receive (a) dividends on equity-classified nonvested shares, (b) dividend equivalents on equity-classified nonvested share units, or (c) payments equal to the dividends paid on the underlying shares while an equity-classified share option is outstanding, when those dividends or dividend equivalents are charged to retained earnings under SFAS 123R and result in an income tax deduction for the employer. A realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings are paid to employees for equity-classified nonvested shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase in additional paid in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payments for fiscal years beginning after December 15, 2007. The adoption of this pronouncement did not have a material impact on the consolidated financial statements.

      In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141R, "Business Combinations" ("SFAS 141R"), which replaces SFAS No. 141, "Business Combinations." SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R will have an impact on the accounting for any businesses acquired after the effective date of this pronouncement.

In December 2007, the SEC staff issued SAB No. 110 ("SAB 110"),
"Share-Based Payment," which amends SAB 107, "Share-Based Payment," to permit public companies, under certain circumstances, to use the simplified method in SAB 107 for employee option grants after December 31, 2007. Use of the simplified method after December 2007 is permitted only for companies whose historical data about their employees' exercise behavior does not provide a reasonable basis for estimating the expected term of the options. The adoption of this pronouncement did not have a material effect on the Company's condensed consolidated financial statements.

      In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any noncontrolling interests as a separate component of stockholders' equity. The Company would also be required to present any net income allocable to noncontrolling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of operations. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 will have an impact on the presentation and disclosure of the noncontrolling interests of any non wholly-owned businesses after the effective date of this pronouncement.

      Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company's financial statements upon adoption.

NOTE 4 - BUSINESS COMBINATIONS

Advanced Data Systems, Inc.

      On December 20, 2007, pursuant to an Asset Purchase Agreement (the "ADSnetcurve Agreement"), our acquisition of Advance Data Systems, Inc. ("ADSnetcurve") became effective. The ADSnetcurve Agreement was entered into between us, ADSnertcurve and the shareholders of ADSnetcurve, whereby the Company acquired substantially all of the assets and assumed certain of the liabilities of ADSnetcurve. Contemporaneously with the acquisition of ADSnetcurve, certain employees of ADSnetcurve entered into employment agreements with us, effective upon the closing of the acquisition.

      ADSnetcurve is a global information technology company that provides technology solutions. Specifically, these services include web application development, IT management and hosting services (for scalable infrastructure solutions); and support services. The Company acquired ADSnetcurve because the business provides the software development and support infrastructure that is needed to develop custom applications for clients' information technology systems, and to provide management, hosting and technical support services with respect to those systems.

      The aggregate purchase price paid by Beacon, inclusive of direct transaction expenses, in connection with the ADSnetcurve acquisition amounted to $1,727,548, including 700,000 shares of common stock valued at $.85 per share, $666,079 of cash, a $300,000 secured promissory note ("ADS Note"), and estimated direct transaction expenses of $172,345 net of $5,876 of cash acquired.

      The ADS Note (Note 10) has a term of 48 months, bearing interest at the prime rate, and is secured by the assets acquired by Beacon from ADSnetcurve. The ADS Note provides for monthly principal and interest payments of $7,219. The ADS Note also contains a pre-payment provision such that, following the initial Private Placement, we are required to make additional principal payments equal to 3.2% of the net amount received by us from any equity capital raised, in excess of $1,000,000, after the closing date until such time as the ADS Note has been paid in full.

      If, from the closing date to the first anniversary of the closing of this transaction, the annual revenue generated by ADSnetcurve amounts to less than $1,800,000, then the balance due under the ADS Note will be reduced by up to 60% of its principal amount but will not be less than $120,000. As of March 31, 2008, Management believes that the ADS Note will not be adjusted to an amount less than $300,000 and has therefore included the entire amount of the note in the purchase consideration.

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

Bell-Haun Systems Inc.

      On December 20, 2007, pursuant to an Agreement and Plan of Merger (the "Bell-Haun Agreement"), our acquisition of Bell-Haun Systems, Inc. ("Bell-Haun") became effective. The Bell-Haun Agreement was entered into between Beacon, BH Acquisition Sub, Inc. (the "Acquisition Sub"), Bell-Haun and Thomas Bell and Michael Haun, whereby, Bell-Haun merged with and into the Acquisition Sub, with the Acquisition Sub surviving the merger.

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

      The aggregate purchase price paid by Beacon, inclusive of direct transaction expenses, in connection with the Bell-Haun acquisition amounted to $794,100, including 500,000 shares of common stock valued at $.85 per share, $155,048 of cash, notes payable (the "Bell-Haun Notes") in the amount $119,000, and future payments in the amount of $50,000 related to non-compete agreements that are included in the direct transaction costs of $95,052.

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

      Beginning December 21, 2007, the day immediately following the effective date of the transaction, the financial results of Bell-Haun Systems Inc. were consolidated with those of our business. The acquisition was accounted for under the purchase method of accounting, whereby a preliminary valuation of the fair values of the assets acquired and liabilities assumed was performed as of December 20, 2007. The aggregate amount of the purchase price which amounted to $794,100 plus the amount of the net liabilities assumed which amounted to $599,520 (grand total of $1,393,620), was allocated to goodwill and other intangible assets. Goodwill initially amounted to approximately $520,000, subsequently adjusted to approximately $430,000 as of March 31, 2008, upon continued review of the fair values of assets purchased and liabilities assumed, and separately identifiable intangibles consisting of customer relationships and non-compete agreements amounted to an aggregate of $873,760. The preliminary estimates will be adjusted as necessary when the final valuation is completed.

      As described in Notes 2 and 10, the Company assumed approximately $405,000 of debt obligations in this transaction that were in default as of the closing due to certain change of control restrictions that the sellers breached upon the transfer or their shares to the Company. These debt obligations were refinanced on March 14, 2008.

CETCON, Inc.

      On December 20, 2007, pursuant to an Asset Purchase Agreement (the "CETCON Agreement"), our acquisition of CETCON, Inc. ("CETCON") became effective. The CETCON Agreement was entered into between Beacon, CETCON and the shareholders of CETCON, whereby we acquired substantially all of the assets and assumed certain of the liabilities of CETCON. Contemporaneously with acquisition of CETCON, certain employees of CETCON entered into employment agreements with us, effective upon the closing of the acquisition.

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

      The aggregate purchase price paid by Beacon, inclusive of direct transaction expenses, in connection with the CETCON acquisition amounted to $2,158,111, including 900,000 shares of common stock valued at $.85 per share, $700,000 of cash, a $600,000 secured promissory note (the "CETCON Note") and direct transaction costs of $235,519 net of cash acquired of $142,407.

      The CETCON Note (Note 10) has a term of 60 months, bearing interest at 8% APR. The CETCON Note provides for monthly principal and interest payments in the amount of $12,166 and is secured by the assets acquired by us in this transaction (subordinate only to existing senior debt of $194,947 assumed in the acquisition). If, from the closing date to October 31, 2008, the revenue generated from CETCON is less than $2,000,000, the principal amount of the CETCON Note will be reduced by the percentage of the actual revenue divided by $2,000,000. We believe that the minimum revenue of $2,000,000 provided for in the CETCON Note for which there would be consideration payable is probable. Accordingly, the full principal amount of the CETCON Note is included in the purchase consideration paid to the seller as of the closing date of the acquisition.

      We may prepay all or a portion of the outstanding principal amount and accrued interest under the CETCON Note. The CETCON Note contains a pre-payment provision such that, following the initial Private Placement, we are required to make additional principal payments equal to 3% of the net amount received by us from any equity capital raised, in excess of $1,000,000, after the closing date until such time as the CETCON Note is paid in full.

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

Strategic Communications, Inc.

      On December 20, 2007, pursuant to an Asset Purchase Agreement (the "Strategic Agreement"), our acquisition of selected assets Strategic Communications, LLC ("Strategic") became effective. The Strategic Agreement was entered into between Beacon, Strategic and the members of Strategic, whereby we acquired substantially all of the assets and assumed certain of the liabilities of Strategic. Contemporaneously with the Strategic Agreement, Beacon, RFK Communications, LLC ("RFK") (co-owner of Strategic Communications, Inc.) and the members of RFK entered into an Asset Purchase Agreement, whereby we acquired substantially all of the assets and assumed certain of the liabilities of RFK.

      Strategic was a voice, video and data communication systems solutions provider. Strategic specifically provided procurement for carrier services (including voice, video, data, Internet, local & long distance telephone applications), infrastructure services (including cabling and equipment); routers, servers and hubs; telephone systems, voicemail, general technology products and maintenance support. The Company acquired certain Strategic assets because it believes the business provides it with a customer base and presence in the greater Louisville, Kentucky region and an established presence in the market for products and services needed to design and implement these types of systems.

      The aggregate purchase price paid by Beacon, inclusive of direct transaction expenses, in connection with the Strategic acquisition amounted to $2,206,519, including 1,125,000 shares of common stock valued at $.85 per share, $220,500 of cash, a $562,500 secured promissory note (the "Strategic Secured Note"), a $342,000 promissory note (the "Strategic Escrow Note") and direct transaction expenses of $125,269.

      We delivered the $342,000 Strategic Escrow Note (Note 10) and a stock certificate for 200,000 shares of the common stock conveyed to the members of Strategic as purchase consideration to be held in escrow (the "Strategic Escrow Shares") for the purpose of securing the indemnification obligations of members of Strategic. The specific indemnity secures a commitment on the part of the sellers in this transaction to hold Beacon harmless from its previously existing liabilities, including a $313,000 tax delinquency, since Beacon agreed to assume only $500,000 of liabilities in the transaction. The escrow agreement will terminate and the Strategic Escrow Note and Strategic Escrow Shares will be released to the sellers upon confirmation that Strategic has settled the liabilities specified under such indemnification. If necessary, the amounts escrowed can be used to settle such liabilities.

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

      The Strategic Escrow Note bears interest at the Federal short term rate (4% as of March 31, 2008) and matures on the earlier of the final round of equity financing (as that term is defined in the Strategic Escrow Note) or December 31, 2008 (the "Maturity Date"), at which time the entire principal and accrued interest will be due and payable. The Company may prepay all or a portion of the outstanding principal amount and accrued interest under the Strategic Escrow Note. In addition, the Company has agreed to pay interest and penalties that Strategic incurs related to a tax liability it incurred prior to the acquisition. The acquired assets were encumbered by an aggregate of $313,000 of tax liens as of the time of the closing of this transaction; however Strategic, as the seller in this transaction, is still the primary obligor of this liability and is still therefore primarily liable for payment of the entire balance, including penalties and interest. The remaining amount of the liens of approximately $265,000 is expected to be settled on or before May 31, 2008.

      Beginning December 21, 2007, the day immediately following the effective date of the transaction, the financial results of Strategic were consolidated with those of our business. The acquisition was accounted for under the purchase method of accounting, whereby a preliminary valuation of the fair values of the assets acquired and liabilities assumed was performed as of December 20, 2007. The excess of the purchase price over the net tangible and separately identifiable intangible assets acquired amounted to $723,509 and was recorded as goodwill, subsequently adjusted to $773,794 as of March 31, 2008, upon continued review of the estimate fair values of the assets purchased and liabilities assumed in the transaction. Other separately identifiable intangibles consisting of customer relationships, non-compete agreements and tradenames amounted to an estimated aggregate fair value of $1,340,400. The preliminary estimates will be adjusted as necessary when the final valuation is completed.

Business Combination Accounting

      The Company accounted for its acquisitions of ADSnetcurve, Bell-Haun, CETCON and Strategic using the purchase method of accounting prescribed under SFAS 141 "Business Combinations." Under the purchase method, the acquiring enterprise records any purchase consideration issued to the sellers of the acquired business at their fair values. The aggregate of the fair value of the purchase consideration plus any direct transaction expenses incurred by the acquiring enterprise is allocated to the assets acquired (including any separately identifiable intangibles) and liabilities assumed based on their fair values at the date of acquisition. The excess of cost of the acquired entities over the fair values of assets acquired and liabilities assumed was recorded as goodwill. The results of operations for each of the acquired companies following the dates of each of the business combination (which was December 20, 2007) are included in the Company's consolidated results of operations for the three and six month periods ended March 31, 2008. The Company evaluated each of the aforementioned transactions to identify the acquiring entity as required under SFAS 141 for business combinations effected through an exchange of equity interests. Based on such evaluation the Company determined that it was the acquiring entity in each transaction (and cumulatively for all transactions) as (1) the larger portion of the relative voting rights in each of the acquired business and in the combined business as a whole was retained by the existing Beacon stockholders, (2) there are no significant minority interests or organized groups of interests carried over from the acquired entities that could exercise significant influence over the operating policies or management decisions of the combined entity, (3) the sellers in each of these transactions have no participation on the board of directors nor are they involved in any corporate governance functions of the combined entity and (4) a majority of the Senior Management positions in the combined entity, including those of the Chairman and Chief Executive Officer and the Chief Accounting Officer, were retained by officers of Beacon both prior and subsequent to the business combination. The following table provides a breakdown of the purchase prices of each of the acquired businesses including the fair value of purchase consideration issued to the sellers of the acquired business and direct transaction expenses incurred by the Company in connection with consummating these transactions:

                                                      Bell-Haun                  Strategic         Total
                                      ADSnetcurve      Systems       CETCON    Communications   Consideration
                                      -----------    ----------   -----------  --------------   -------------
Cash paid                             $   666,079    $  155,048   $   700,000    $  220,500      $ 1,741,627
Notes payable                             300,000       119,000       600,000       904,500        1,923,500
Common stock issued                       595,000       425,000       765,000       956,250        2,741,250
Direct acquisition costs (including
  $84,924 of accrued but unpaid)          172,345        95,052       235,519       127,276          630,192
Net of cash acquired                       (5,876)         --        (142,407)         --           (148,283)
                                      -----------    ----------   -----------    ----------      -----------

                                      $ 1,727,548    $  794,100   $ 2,158,111    $2,208,526      $ 6,888,285
                                      ===========    ==========   ===========    ==========      ===========

      The fair value of common stock issued to the sellers as purchase consideration was determined to be $.85 per share based on the selling D] prices of equity securities issued by the Company in the Private Placement Transaction described in Note 14. The fair value of note obligations issued to the sellers as purchase consideration is considered to be equal to their principal amounts because such notes feature interest rates that are deemed to be comparable for instruments of similar credit risk. Transaction expenses, which include legal fees and transaction advisory services directly related to the acquisitions amount to approximately $630,000. Such fees include legal, accounting and business broker fees paid in cash.

      The Company also evaluated all post combination payments payable or potentially payable to the sellers of the acquired business as either contingent consideration or compensation under applicable employment agreements to determine their proper characterization in accordance with EITF 95-8 "Accounting for Contingent Consideration Issued in a Purchase Business Combination." The Company determined that potential contingent consideration payable to certain sellers of the acquired businesses upon the attainment of certain pre-defined financial milestones should be accounted for as additional purchase consideration because there are no future services required on the part of such sellers in order for them to be entitled to those payments. In addition, the Company deems these payments to be a component of the implied value of the acquired businesses for which payment would be made based on financial performance. Conversely, any payments to be made to certain sellers of the acquired businesses under their respective employment agreements are deemed to be compensation for post combination services because such payments, which management believes are comparable to amounts for similar employment services, require the continuation of post-combination employment services.

Preliminary Purchase Price Allocation

      Under the purchase method of accounting, the total preliminary purchase price was allocated to each of the acquired entities, net tangible and identifiable intangible assets based on their estimated fair values as of December 20, 2007. The preliminary allocation of the purchase price for these four acquisitions is set forth below. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill.

                                                                    Bell-Haun                      Strategic           Total
                                                    ADSnetcurve      Systems        CETCON       Communications    Consideration
                                                    -----------    -----------    -----------    --------------    -------------
Accounts receivable                                 $   151,208    $    71,335    $   466,458      $      --        $   689,001
Inventory                                                  --          168,065           --            471,345          639,410
Prepaid expenses and other current assets                13,430         34,522          5,516            1,815           55,283
Property and equipment                                   47,500         19,243         20,000          140,000          226,743
Goodwill                                                614,384        427,789        944,220          775,801        2,762,194
Customer relationships                                  812,027        773,760        927,887        1,190,400        3,704,074
Covenants not to compete                                100,000        100,000        200,000          100,000          500,000
Tradenames                                               50,000           --             --             50,000          100,000
Security deposits                                        21,541           --             --              6,050           27,591
Line of credit obligation                                  --         (250,000)          --               --           (250,000)
Accounts payable and accrued liabilities                (50,091)      (284,950)        (5,491)        (491,600)        (832,132)
Customer deposits                                       (32,451)       (56,412)      (205,532)          (9,795)        (304,190)
Capital lease obligations                                  --             --             --            (25,490)         (25,490)
Long-term debt                                             --         (159,252)      (194,947)            --           (354,199)
Other acquisition liability                                --          (50,000)          --               --            (50,000)
                                                    -----------    -----------    -----------      -----------      -----------
                                                    $ 1,727,548    $   794,100    $ 2,158,111      $ 2,208,526      $ 6,888,285
                                                    ===========    ===========    ===========      ===========      ===========
Net tangible asset acquired (liabilities assumed)   $   151,137    $  (507,449)   $    86,004      $    92,325      $  (177,983)
                                                    ===========    ===========    ===========      ===========      ===========

      The purchase price allocation is preliminary, based on management's estimates and has not yet been finalized. The Company considered its intention for future use of the acquired assets, analyses of the historical financial performance of each of the acquired businesses and estimates of future performance of each acquired businesses' products and services in deriving the fair values of the assets acquired and liabilities assumed. The Company's final determination of the purchase price allocation could result in changes to the amounts reflected in its preliminary estimate and estimated useful lives of acquired assets.

Pro-Forma Financial Information

      The unaudited financial information in the table below summarizes the combined results of operations of the Company and ADSnetcurve, Bell-Haun, CETCON and Strategic, on a pro-forma basis, as if the companies had been combined as of the beginning of each of the periods presented.

      The unaudited pro-forma financial information for the three and six months ended March 31, 2008 combines the historical results of Beacon for the three and six months ended March 31, 2008 and the historical results of ADSnetcurve, Bell-Haun, CETCON and Strategic for the same period. The unaudited pro-forma financial results for the three and six months ended March 31, 2007 combines the historical results of ADSnetcurve, Bell-Haun, CETCON and Strategic. The pro-forma weighted average number of shares outstanding also assumes that the Share Exchange

Transaction described in Note 1 was completed as of the beginning of each of the periods presented.

                                                 Three Months      Six Months
                                                    Ended             Ended
                                                   March 31,        March 31,
                                                     2007             2007
                                                 ------------     -----------
                                                  (Unaudited)     (Unaudited)

Net sales                                        $  2,128,004    $  4,230,502
Loss from operations                             $     24,804    $     11,517
Net loss available to common stockholders        $    (17,458)   $    (30,745)

Net loss per share - basic and diluted           $      (0.00)   $      (0.00)
Pro-forma weighted average shares outstanding      10,468,121      10,468,121

      The unaudited pro-forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions of these businesses had taken place at the beginning of each of the periods presented.

NOTE 5 - ACCOUNTS RECEIVABLE

      Accounts receivable amounted to approximately $665,000 as of March 31, 2008. The majority of these accounts receivable were generated during the three months ended March 31, 2008 and are therefore not considered doubtful.

NOTE 6 - INVENTORY, NET

      Inventory consists of the following as of March 31, 2008:

         Inventory (principally parts and system components)   $ 806,684
         Less: current portion                                  (707,526)
                                                               ---------
         Inventory, non-current                                $  99,158
                                                               =========

      A substantial amount of the inventory includes parts and system components for phone systems that the Company uses to fulfill repair, maintenance services and/or upgrade requirements. A portion of these items, which are stated at their net realizable value, are likely to be used after the next twelve months and are therefore presented as non-current inventory in the accompanying balance sheet. A significant portion of the inventory on hand at March 31, 2008 was acquired in the business combinations completed on December 20, 2007, which are stated at net realizable value using the purchase method of accounting.

NOTE 7 - PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following as of March 31, 2008:

            Computer equipment                           $ 109,865
            Vehicles                                        74,934
            Furniture and fixtures                          45,000
            Leasehold Improvements                          14,398
            Software                                        29,308
                                                         ---------
                                                           273,505
            Less: accumulated depreciation                 (21,178)
                                                         ---------
                                                         $ 252,327
                                                         =========

      Property and equipment includes $20,541 of vehicles financed under capital lease obligations that the Company assumed in its acquisitions of Strategic Communications. Depreciation and amortization amounted to $20,308 and $21,178 for the three and six months ended March 31, 2008.

NOTE 8 - INTANGIBLE ASSETS, NET

      The following table is a summary of the intangible assets acquired in business combinations as described in Note 4:

                                               Bell-Haun                      Strategic         Total
                                ADSnetcurve     Systems        CETCON      Communications   Consideration
                                ----------    -----------    -----------   --------------   -------------
Goodwill                         $ 614,384    $   427,789    $   944,220     $   775,801     $ 2,762,194
                                 =========    ===========    ===========     ===========     ===========

                                               Bell-Haun                      Strategic         Total
                                ADSnetcurve     Systems        CETCON      Communications   Consideration
                                ----------    -----------    -----------   --------------   -------------
Customer relationships             812,027        773,760        927,887       1,190,400       3,704,074
Contracts not to compete           100,000        100,000        200,000         100,000         500,000
Tradenames                          50,000           --             --            50,000         100,000
                                 ---------    -----------    -----------     -----------     -----------
                                   962,027        873,760      1,127,887       1,340,400       4,304,074
Less: Accumulated amortization     (39,943)       (36,033)       (54,533)        (50,646)       (181,155)
                                 ---------    -----------    -----------     -----------     -----------
Intangibles, net                   922,084        837,727      1,073,354       1,289,754       4,122,919
                                 =========    ===========    ===========     ===========     ===========

      The above noted intangible assets are being amortized on a straight-line basis. Customer relationships are being amortized over a 10 year useful life, contracts not to compete are being amortized over a 2 year useful life and tradenames are being amortized over a 5 year useful life, based on the estimated economic benefit.

      The following is a summary of amortization expense for the next five years and thereafter:

                                  2008      $  480,306
                                  2009         472,087
                                  2010         390,407
                                  2011         390,407
                                  2012         389,750
                            Thereafter       1,999,962
                                            ----------
                                            $4,122,919
                                            ==========

      The values of the goodwill and intangible assets and the estimated useful lives are preliminary based on estimates made by management using the purchase method of accounting described in Note 4. These amounts are subject to change upon the final determination of the purchase price allocations described in Note 4.

NOTE 9 - ACCRUED EXPENSES

      Accrued expenses consist of the following at March 31, 2008:

               Accrued compensation                      $243,139
               Accrued legal fees                          48,024
               Accrued employee expenses                   39,773
               Accrued other                              113,124
                                                         --------
                                                         $444,060
                                                         ========

NOTE 10 - NOTES PAYABLE AND LONG TERM DEBT

Bridge Financing Transactions

      On July 16, 2007, the Company entered into a $500,000 Bridge Financing Facility provided by two of its founding stockholders who are also directors of the Company. The terms of the facility provide for the founding stockholders/directors to make up to $500,000 of advances to the Company on a discretionary basis at any time prior to the closing of an equity offering in which gross proceeds are at least $4,000,000 (the "Qualified Offering"). As of March 31, 20008, the entire facility had been drawn down of which $278,000 of the proceeds were received prior to September 30, 2007and the remaining $222,000 of proceeds were received during the three months ended December 31, 2007.

      Advances under this facility bear interest at the Prime Rate (5.25% as of March 31, 2008) per annum and were to originally mature (i) in the event a Qualified Offering did not occur on or prior to December 31, 2007, on December 31, 2007; or (ii) in the event a Qualified Offering occurred prior to December 31, 2007, on demand at any time following the completion of the offering but not more than twenty-four (24) months after the date of the closing of the Qualified Offering. Certain warrants described below that we issued to the note holders would vest for each month repayment is deferred. In December 2007, the Company was informed that only a portion of the Private Placement described in Note 14 (which would have satisfied the requirement to complete a Qualified Offering) would be completed by December 31, 2007. Based on this development, the note holders agreed, on December 28, 2007, not to demand repayment of the notes before the completion of the Private Placement or December 31, 2008, whichever came first. On May 15, 2008, the noteholders agreed not to demand repayment of the notes before the completion of an offering in which the Company raises at least $3 million of additional equity financing or April 1, 2009, whichever comes first. Accordingly, the notes are included in long-term liabilities as they are not due within one year of the balance sheet date.

      As of March 31, 2008, the notes are convertible into our common stock at a conversion price equal to $.60 per share, or into the number and type of such equity securities into which the shares otherwise issuable upon such conversion are converted or exchanged under the terms of a merger, exchange or reorganization consummated by the Company prior to or at the time of a Qualified Offering. Unpaid principal is payable in cash or stock at the option of the holder if the conversion options is effected and all unpaid accrued interest is payable in cash only.

      We evaluated the conversion option stipulated in the Bridge Financing Facility to determine whether it requires immediate accounting recognition and whether under SFAS 133, such conversion feature should be bifurcated from its host instrument and accounted for as a free standing derivative in accordance with EITF 00-19. In performing this analysis, we determined that the conversion option, which is fixed and therefore conventional under EITF 05-2, provides the founding stockholders/directors with the right to convert any advances outstanding under the Bridge Financing Facility into shares of our common stock at anytime upon or after the completion of a Qualified Offering. The Private Placement was completed on February 12, 2008. The conversion option was out-of-the-money, having a fair value of common stock $0.002 per share (as compared to an exercise price of $0.60 per share) as of the commitment date of July 16, 2007 and therefore is not considered beneficial.

      In connection with the issuance of the Bridge Financing Facility, we issued warrants to purchase shares of our common stock (the "Warrants"). The Warrants allow the holders to purchase up to 865,000 shares of our common stock at an exercise price of $1.00 per share, of which 625,000 are immediately exercisable. The remaining 240,000 Warrants (the "Contingent Bridge Facility Warrants") vest and become exercisable at a rate of 10,000 shares on the 15th of each month from the date of a Qualified Offering until the maturity date of the Bridge Financing Facility for each month that the demand for payment is deferred. Upon full conversion of the advances into shares of Beacon common stock or upon the final maturity date, all remaining unvested Contingent Bridge Note Warrants will automatically vest and become exercisable. If the founding stockholders/directors require prepayment of the advances after the completion of a Qualified Offering but prior to the final maturity date, all remaining unvested Warrants will be forfeited and canceled. The Warrants expire on June 30, 2012. As of March 31, 2008, 20,000 Warrants had vested under the terms of the Bridge Financing Facility. The value of the Warrants was nominal as of the commitment date of July 16, 2007 and therefore did not have a significant impact on our results of operations.

      The fair value of the 625,000 exercisable Warrants, which amounted to $0, was calculated using the Black-Scholes option pricing model. Assumptions relating to the estimated fair value of the Warrants are as follows: fair value of common stock of $.002 on the commitment date of July 16, 2007; risk-free interest rate of 4.95%; expected dividend yield of zero percent; life of five years; and current volatility of 66.34%.

      The final closing of the Private Placement was completed on February 12, 2008. Accordingly, the founding stockholders/directors have the right to demand repayment of these notes in cash at any time after February 12, 2008. From the date of the final closing of the Private Placement on February 12, 2008, the founding stockholders/directors may also (at their option) convert the outstanding principal into shares of our common stock at an exercise price of $0.60 per share and receive cash payment of accrued and unpaid interest. The conversion option was not considered beneficial because the exercise price of the conversion option is $0.60 per share and the commitment date fair value of the stock was nominal. In addition to the above, vesting commenced on the Contingent Bridge Facility Warrants on February 12, 2008. We recorded $14,600 of non-cash interest expense related to the 20,000 Contingent Bridge Facility Warrants that vested and became exercisable during the three and six months ended March 31, 2008. The fair value of the vested Contingent Bridge Facility Warrants was calculated using the Black-Scholes valuation model as detailed in the following table:

                        Expected                                                   Risk-Free      Value     Charge to
 Vesting    Quantity      Life      Strike   Underlying                 Dividend    Interest       per      Interest
   Date      Vested      (days)     Price      Price       Volatility    Yield        Rate       Warrant     Expense
---------   --------    --------    ------   ----------    ----------   --------   ---------    ---------   ---------
2/15/2008    10,000      1,825      $1.00      $1.35         66.34%        0%         2.76%       $0.86     $8,600.00
3/15/2008    10,000      1,825      $1.00      $1.04         66.34%        0%         2.37%       $0.60     $6,000.00

      We recorded $7,858 and $14,948 of contractual interest expense under this arrangement for the three and six months ended March 31, 2008, of which $8,100 is included in accrued expenses and other current liabilities in the accompanying balance sheet.

      On November 15, 2007, we issued $200,000 of convertible notes payable (the "Bridge Notes") in a separate debt financing. Of this amount, $100,000 of the Bridge Notes was issued to one of the directors of Beacon. These Bridge Notes were issued under terms substantially identical to the terms stipulated under the Bridge Financing Facility described above. The holders of the Bridge Notes also agreed, on December 28, 2007, not to demand repayment of these notes before the completion of the Private Placement described in Note 14 or December 31, 2008, whichever came first. The effect of the change in the maturity dates of these notes was insignificant to the Company's financial results. Accordingly, these notes are due on demand anytime after the completion of the Private Placement described in Note 14, which occurred on February 12, 2008. On March 15, 2008, the noteholders agreed not to demand repayment of the notes before the completion of an offering in which the Company raises at least $3 million of additional equity financing or April 1, 2009, whichever comes first. Accordingly, the notes are included in long-term liabilities as they are not due within one year of the balance sheet date.

      We evaluated the conversion option stipulated in the Bridge Notes (which has terms identical to the conversion option featured in the Bridge Financing Facility described above) to determine whether it requires immediate accounting recognition and whether under SFAS 133, such conversion feature should be bifurcated from its host instrument and accounted for as a free standing derivative in accordance with EITF 00-19. In performing this analysis, we determined that the conversion option, which is fixed and therefore conventional under EITF 05-2, provides the founding stockholders/directors with the right to convert any advances outstanding under the Bridge Notes into shares of our common stock at anytime upon or after the completion of the Qualified Offering on February 12, 2008.

      In connection with the issuance of the Bridge Notes, we also issued warrants to purchase shares of our common stock (the "Note Warrants"). The Note Warrants allow the holders to purchase up to 346,000 shares of our common stock at an exercise price of $1.00 per share, of which 250,000 are immediately exercisable. The remaining 96,000 Note Warrants (the "Contingent Bridge Note Warrants") vest and become exercisable at a rate of 4,000 shares per month from the date of a Qualified Offering (if completed) until the maturity date of the Bridge Notes for each month that the demand for repayment of the principal balance is deferred. Upon full conversion of the principal into shares of our common stock or upon the final maturity date, all remaining unvested Note Warrants will automatically vest and become exercisable. If the note holders require prepayment of the principal after the completion of a Qualified Offering but prior to the final maturity date, all remaining unvested Note Warrants will be forfeited and canceled. The Warrants expire on June 30, 2012.

      The fair value of the 250,000 exercisable Warrants, which amounted to $112,500, was calculated using the Black-Scholes option pricing model. Assumptions relating to the estimated fair value of the Warrants are as follows: fair value of common stock of $.85 on the commitment date of November 15, 2007; risk-free interest rate of 3.71%; expected dividend yield of zero percent; expected life of 1,689 days through June 30, 2012; and current volatility of 66.34%. Accordingly, we discounted the face value of the Bridge Notes to $128,000 and recorded an attributable equity value of $72,000 upon the original issuance of the Bridge Notes, in accordance with Accounting Principle Board Opinion No. 14 "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants," ("APB 14"). The discount related to the Bridge Note Warrants is being accreted over the estimated life of the Bridge Notes of 2.27 years from the date of issuance on November 15, 2007.

      The final closing of the Private Placement was completed on February 12, 2008. Accordingly, the holders of the Bridge Notes have the right to demand repayment of these notes in cash at any time after February 12, 2008 or convert, at their option, the outstanding principal into shares of our common stock and receive cash payment of accrued and unpaid interest. The intrinsic value of the beneficial conversion feature of the Bridge Notes was determined to be approximately $0.47 per share or an aggregate of $156,169 representing more than 100% of the remaining undiscounted face value of the Bridge Notes. Accordingly, an additional discount of $128,000 to the face value of the Bridge Notes was recorded for the beneficial conversion feature of the Bridge Notes. The discount related to the beneficial conversion feature of the Bridge Notes will be accreted over the two-year contractual term of the Notes. In addition, vesting commenced on the Contingent Bridge Note Warrants on February 12, 2008.

      We recorded contractual interest expense of $3,144 and $5,033 for the three and six months ended March 31, 2008, respectively, under this arrangement of which $5,033 is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet. In addition, we recorded accretion of the Bridge Note Warrant discount to fair value of $7,930 and $14,769 for the three and six months ended March 31, 2008, respectively. We recorded accretion of the discount of the remaining value of the Bridge Notes related to the beneficial conversion feature of the Bridge Notes of $8,533 for the three and six months ended March 31, 2008. We recorded $5,840 of non-cash interest expense related to the 8,000 Contingent Bridge Note Warrants that vested and became exercisable during the three and six months ended March 31, 2008. The fair value of the vested Contingent Bridge Note Warrants was calculated using the Black-Scholes valuation model as detailed in the following table:

                         Expected                                                 Risk-Free     Value    Charge to
 Vesting     Quantity      Life     Strike   Underlying                Dividend    Interest      per      Interest
  Date        Vested      (days)    Price      Price       Volatility   Yield        Rate      Warrant    Expense
---------    --------    --------   ------   ----------    ----------  --------    --------    -------   ---------
2/15/2008     4,000       1,825     $1.00      $1.35         66.34%        0%        2.76%      $0.86    $3,440.00
3/15/2008     4,000       1,825     $1.00      $1.04         66.34%        0%        2.37%      $0.60    $2,400.00

Long Term Debt

      The following is a summary of our long term debt:

       Integra Bank (new)                                         600,000

       Acquisition notes (payable to the sellers of the acquired businesses according to the terms described in Note 4)

           ADSnetcurve                                            283,683
           Bell-Haun                                              119,000
           CETCON                                                 575,339
           RFK                                                    539,380
           Strategic                                              265,053
                                                              -----------
                                                                2,382,455

           Less: Current portion                                 (649,890)
                                                              -----------
           Non-current portion                                $ 1,732,565
                                                              ===========

Integra Bank

      On March 14, 2008, the Company and Integra Bank entered into a credit facility, under which the Company borrowed $600,000 at a 6.25% annual interest rate with monthly payments of $11,696.35 over a 60 month term that matures on March 12, 2013. The first payment is due in April, 2008. The proceeds of the note were used to repay the three previously outstanding notes assumed in the acquisitions, two of which were in default due to change in control provisions.

      The Company used a portion of the proceeds from the new installment obligation to refinance $195,000 of previously outstanding indebtedness due to the same creditor. The effect of having refinancing of the previous indebtedness was insignificant to the Company's financial statements and therefore no gain or loss has been recognized.

Acquisition Notes

      Notes payable with an aggregate value of $1,923,500 were issued as purchase consideration in our business combinations as described in Note 4. The terms of these notes, including provisions for partial acceleration in the event we raise additional equity capital in future financing transactions and optional prepayment provisions, are more fully described in Note 4.

      The following table summarizes the remaining debt principal payment obligations by year for the long-term debt other than the Bridge Financing Facility, Bridge Notes and Strategic Note Payable which are presumed to be paid within the next twelve months:

                                                 Year
                                              ----------

                         2008                 $  547,518
                         2009                    420,488
                         2010                    451,090
                         2011                    471,078
                         2012                    429,896
                      Thereafter                  62,385
                                              ----------
                                              $2,382,455
                                              ==========

      Substantially all of the Company's assets are pledged as collateral under its various debt obligations.

NOTE 11 - CAPITAL LEASE OBLIGATIONS

      The Company assumed capital lease obligations related to service vehicles in its acquisitions of Strategic Communications under which the aggregate present value of the minimum lease payments amounted to $21,056 as of March 31, 2008. In accordance with SFAS 13, "Accounting for Leases" ("SFAS 13"), the present value of the minimum lease payments was calculated using discount rate of 5%. Lease payments, including amounts representing interest, amounted to approximately $1,725 and $3,450 for the three and six months ended March 31, 2008, respectively.

      Minimum lease payments due in years subsequent to March 31, 2008 are as follows:

Twelve Months Ended March 31, 2009                                     $ 17,734
Twelve Months Ended March 31, 2010                                        3,195
                                                                       --------

Total minimum lease payments                                             20,929
Less: amount representing interest                                         (388)
                                                                       --------

Present value of minimum lease payments                                  20,541
Current portion of long-term capital lease obligations                  (17,734)
                                                                       --------

Long-term capital lease obligations, less current portion              $  2,807
                                                                       ========

NOTE 12 - RELATED PARTY TRANSACTIONS

      On July 16, 2007, the Company entered into the $500,000 Bridge Financing Facility provided by two of its founding stockholders/directors (Notes 3 and 10).

      On November 15, 2007, the Company entered into a separate $100,000 bridge note with one of its directors (Notes 3 and 10).

      One of the Company's founders also provides it with certain consulting services. There is no formal agreement between the Company and this founder. For the three and six months ended March 31, 2008, the Company recorded $46,611 and $75,169 of compensation expense, respectively, paid in cash to the founder for consulting services provided, which is included in salaries and benefits in the accompanying condensed consolidated statement of operations and a $60,000 fee for assisting in the successful execution of the Series A-1 Placement which was netted against the proceeds from the placement.

      The Company has obtained insurance through an agency owned by one of its founding stockholders/directors. Insurance expense paid through the agency for the three and six months ended March 31, 2008 was $37,514 and $44,090, respectively, and is included in selling, general and administrative expense in the accompanying condensed consolidated statement of operations.

      On December 28, 2007, the Company entered into an equity financing arrangement with two of its directors that provided up to $300,000 of additional funding, the terms of which provided for compensation of 10,000 warrants to purchase common stock at $1.00 per share, for each individual for the period the financing arrangement was in effect. The warrants have a five-year term. The financing arrangement was terminated upon the close of the Series A-1 Placement. Accordingly, the Company recognized $66,400 of share-based compensation expense for the three and six months ended March 31, 2008 based on the fair value of the warrants as they were earned. The fair values were calculated using the Black-Scholes option pricing model with the following assumptions:

                       Expected                                                 Risk-Free    Value     Charge to
  Date      Quantity     Life     Strike   Underlying                Dividend    Interest     per      Interest
 Earned      Earned     (days)    Price      Price      Volatility     Yield       Rate     Warrant     Expense
---------   --------   --------   ------   ----------   ----------   --------   ---------   -------   ----------
1/28/2008    20,000     1,825     $1.00      $1.90        66.34%         0%        2.80%     $1.34    $26,800.00
2/28/2008    20,000     1,825     $1.00      $1.50        66.34%         0%        2.73%     $0.99    $19,800.00
3/7/2008     10,000     1,825     $1.00      $1.75        66.34%         0%        2.45%     $1.21    $12,100.00

      On March 26, 2008, the Company issued warrants to purchase 300,000 shares of common stock at $1.00 per share with a five-year term to one of its directors. Accordingly, the Company recognized $219,000 of share-based compensation expense for the three and six months ended March 31, 2008 based on the fair value of the warrants on the grant date. The fair value was calculated using the Black-Scholes option pricing model with the following assumptions:

                       Expected                                                 Risk-Free    Value    Charge to
  Grant     Quantity     Life     Strike   Underlying                Dividend    Interest     per      Interest
   Date      Granted    (days)    Price       Price     Volatility    Yield        Rate     Warrant     Expense
---------   --------   --------   ------   ----------   ----------   --------   ---------   -------   ---------
3/26/2008   300,000      1,825    $1.00       $1.20       66.34%        0%         2.55%     $0.73     $219,000

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

Operating Leases

      The Company has entered into operating leases for office facilities in Louisville, KY, Columbus, OH and Cincinnati, OH. A summary of the minimum lease payments due on these operating leases exclusive of the Company's share of operating expenses and other costs:

                             2008              $182,784
                             2009               170,223
                             2010               100,000
                                               --------
                                               $453,007
                                               ========

Strategic Communications Tax Liability

      As further described in Note 4, the assets of Beacon acquired from Strategic Communications are encumbered by an $313,000 tax liens for delinquent sales and use, payroll and income taxes incurred by Strategic prior to the acquisition on December 20, 2007. The Company has agreed to pay interest and penalties accruing on this obligation, which amount to approximately $32,000 as of March 31, 2008. Strategic, as the seller in this transaction, is still the primary obligor of these tax liabilities and is therefore primarily liable for payment of the entire balance, including penalties and interest. The Company expects the liability to be settled and the liens to be released on or before May 31, 2007. The remaining amount of the lien amounts to $265,000 as of March 31, 2008. The Company has placed the Strategic Escrow Note and Strategic Escrow Shares described in Note 4 in an escrow account as security for this obligation.

Legal Proceedings

      On May 13, 2008, we received a letter from counsel for Uplink Technology, Inc. ("Uplink"), which had been in litigation with Strategic Communications LLC ("Strategic") at the time we acquired certain assets and assumed certain liabilities of Strategic. Uplink counsel claims Uplink and/or its principals are owed up to $420,000 by Strategic and demands that all net proceeds (including cash as well as our Common Stock) due by us to Strategic or its principals will continue to be held "in trust" pending the completion of the litigation between Strategic and Uplink. If we do not provide written confirmation by May 19, 2008 of our intention to do so, Uplink has stated that it will seek injunctive relief in order to obtain same. Beacon is not currently a party to the litigation and management does not believe this situation will result in a material impact to our financial position or results of operations.

NOTE 14 - STOCKHOLDERS EQUITY

Authorized Capital

      The Company is currently authorized to issue up to 70,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, par value $0.01 per share, of which two series have been designated:
4,500 shares of Series A Convertible Preferred Stock and 1,000 shares of Series A-1 Convertible Preferred Stock.

      Each share of Series A and Series A-1 preferred has voting rights equal to an equivalent number of common shares into which it is convertible. The holders of the Series A and Series A-1 are entitled to receive contractual cumulative dividends in preference to any dividend on the common stock at the rate of 10% per annum on the initial investment amount commencing on the date of issue. Such dividends are payable on January 1, April 1, July 1 and October 1 of each year. Dividends accrued but unpaid with respect to this feature amounted to $94,904 and $5,450 as of March 31, 2008 for the Series A and A-1 preferred, respectively, and are presented as an increase in net loss available to the common stockholders for the three and six months ended March 31, 2008. The Company has the option of paying the dividend in either common stock or cash.

      The Series A and A-1 Preferred Stock designation contains certain restrictive covenants including restrictions against: the declaration of dividend distributions to common stockholders; certain mergers, consolidations and business combinations; the issuance of preferred shares with rights or provisions senior to each of the Series A and A-1 Preferred Stock; and restrictions against incurring or assuming unsecured liabilities or indebtedness unless certain minimum performance objectives are satisfied. The Series A Preferred Stock is senior to the Series A-1 Preferred Stock.

      The Series A and A-1 Preferred Stock also contains a right of redemption in the event of liquidation or a change in control. The redemption feature provides for payment of 125% of the face value and 125% of any accrued unpaid dividends in the event of bankruptcy, change of control, or any actions to take the Company private. The amount of the redemption preference was $5,118,630 and $1,006,813 for the Series A and A-1 preferred, respectively, as of March 31, 2008.

      The Company, by resolution of the Board of Directors, may designate additional series of Preferred Stock ("blank check preferred stock") and to fix or alter the rights, preferences, privileges and restrictions granted to or imposed upon such blank check preferred stock, and the number of shares constituting any such series of such blank check preferred stock. The rights, privileges and preferences of any such blank check preferred stock shall be subordinate to the rights, privileges and preferences to the existing Series A and Series A-1 Preferred Stock.

The Board of Directors may also increase or decrease the number of shares of any series (other than the Series A Preferred Stock or the Series A-1 Preferred Stock), prior or subsequent to the issue of that series, but not below the number of shares of such series then outstanding.

Private Placement of Convertible Preferred Stock

Series A Preferred Stock Placement

      On January 15 and February 12, 2008, we issued in two Private Placement transactions, an aggregate of 1,566.1 shares of our Series A convertible preferred stock and 1,044,066 five year common stock purchase warrants exercisable at $1.00 per share for net proceeds of $1,324,117 (gross proceeds of $1,566,100 less offering costs of $241,983). During the six months ended March 31, 2008, we issued in three Private Placement transactions, an aggregate of 4,000 shares of our Series A convertible preferred stock and five year common stock purchase warrants exercisable at $1.00 per share for net proceeds of $3,276,610 (gross proceeds of $4,000,000 less offering costs of $723,390). Offering costs included fees paid to the placement agent of $650,000 and legal and related expenses of $73,390 in addition to warrants granted to the placement agent to purchase 1,040,000 shares of our common stock at $1.00 per share with a 5 year term. An additional 600,000 warrants to purchase shares of our common stock at $1.00 per share with a 5 year term were earned by, but not yet issued to, affiliates of the placement agent. The Series A is convertible into common stock at any time, at the option of the holder at a conversion price of $.75 per share. The conversion price is subject to adjustment for stock splits, stock dividends, recapitalizations, dilutive issuances and other anti-dilution provisions, including circumstances in which we, at our discretion, issue equity securities or convertible instruments that feature prices lower than the conversion price specified in the Series A preferred shares. The Series A is also automatically convertible into shares of our common stock, at the then applicable conversion price upon the closing of a firm commitment underwritten public offering of shares of our common stock yielding aggregate proceeds of not less than $20 million or under certain other circumstances when the trading volume and average trading prices of the stock attain certain specified levels.

      As described in Note 1, we evaluated the conversion options embedded in the Series A securities to determine (in accordance with SFAS 133 and EITF 00-19) whether they should be bifurcated from their host instruments and accounted for as separate derivative financial instruments. We determined, in accordance with SFAS 133, that the risks and rewards of the common shares underlying the conversion feature are clearly and closely related to those of the host instrument. Accordingly the conversion features, which are not deemed to be beneficial at the commitment dates of these financing transactions, are being accounted for as embedded conversion options in accordance with EITF 98-5 and EITF 00-27. During the three and six months ended March 31, 2008, based on an evaluation of the beneficial conversion feature of the Series A Preferred Shares, the Company recorded deemed dividends of $1,579,837 and $2,483,715, respectively. The table below lists the detailed fair value of the warrants issued in each of the three closings of the Series A Preferred Stock Private Placement. The fair values were calculated using the Black-Scholes option pricing model with the following assumptions:

                                                               Fair Value of
                  Quantity of     Estimated       Estimated      Underlying      Risk-Free  Expected
   Date            Warrants       Fair Value    Fair Value of      Common        Interest   Dividend    Life       Current
  Issued            Issued       Per Warrant      Warrants         Stock           Rate       Yield    (Years)    Volatility
----------        -----------    -----------    -------------  -------------     ---------  --------   -------    ----------
12/20/2007        1,622,600        $0.46           $746,396        $0.85           3.45%        0%        5          66.34%
 1/15/2008          480,333        $0.78           $374,660        $1.25           3.00%        0%        5          66.34%
 2/12/2008          563,733        $0.78           $439,712        $1.25           2.71%        0%        5          66.34%

      Accordingly, deemed dividends related to the conversion feature were recorded based on the difference between the effective conversion price of the conversion option and the fair value of the common stock at the commitment date of the transaction detailed in the table below.

                 Fair Value of                  Intrinsic   Common
                    Common                      Value of    Shares
Date of Issue/      Stock on      Effective    Beneficial  Issuable
 Commitment       Commitment     Conversion    Conversion    Upon        Deemed
    Date             Date           Price        Feature   Conversion   Dividend
--------------   -------------   -----------   ----------  ----------   --------

 12/20/2007         $ 0.85         $ 0.57        $ 0.28     3,245,200   $903,878
  1/15/2008         $ 1.25         $ 0.49        $ 0.76       960,667   $726,820
  2/12/2008         $ 1.25         $ 0.49        $ 0.76     1,127,466   $853,017

      The Company has reserved 5,333,333 shares of its common stock for issuance upon the conversion of its Series A convertible preferred stock and 2,666,666 shares of its common stock for issuance upon exercise of the Investor Warrants.

      As described in Note 1, the Company applies the classification and measurement principles enumerated in EITF Topic D-98 with respect to accounting for its issuances of the Series A preferred stock. The Company is required, under Nevada law, to obtain the approval of its board of directors in order to effectuate a merger, consolidation or similar event resulting in a more than 50% change in control or a sale of all or substantially all of our assets. The board of directors is then required to submit proposals to enter into these types of transactions to its stockholders for their approval by majority vote. The preferred stockholders do not (i) have control of, or currently, any representation on its Board of Directors and (ii) currently do not have sufficient voting rights to control a redemption of these shares by either of these events. In addition the effectuation of any transaction or series of transactions resulting in a more than 50% change in control can be made only by us at our own election. Based on these provisions, we classified the Series A preferred shares as permanent equity in the accompanying condensed consolidated balance sheet because the liquidation events are deemed to be within the Company's control in accordance with the provisions of EITF Topic D-98.

      We evaluate the Series A convertible preferred stock at each reporting date for appropriate balance sheet classification.

Series A-1 Preferred Stock Placement

      On March 7 and 11, 2008, we issued in a two Private Placement transactions, an aggregate of 800 shares of Series A-1 convertible preferred shares of Beacon (which was exchanged for shares of Series A-1 Preferred Stock of the Company on May 8, 2008) and 533,333 five year common stock purchase warrants exercisable at $1.00 per share for net proceeds of $599,850 (gross proceeds of $800,000 less offering costs of $200,150). Offering costs included fees paid to the placement agent of $104,000, a fee for the successful completion of the placement of $60,000 paid to a related party and $36,250 in legal and relate fees in addition to warrants to purchase 208,000 shares of our common stock at $1.00 per share with a 5 year term. The Series A-1 Preferred Stock is convertible into common stock at any time, at the option of the holder at a conversion price of $.75 per share. The conversion price is subject to adjustment for stock splits, stock dividends, recapitalizations, dilutive issuances and other anti-dilution provisions, including circumstances in which we, at our discretion, issue equity securities or convertible instruments that feature prices lower than the conversion price specified for shares of Series A-1 Preferred Stock. The Series A-1 Preferred Stock is also automatically convertible into shares of our common stock, at the then applicable conversion price upon the closing of a firm commitment underwritten public offering of shares of our common stock yielding aggregate proceeds of not less than $20 million or under certain other circumstances when the trading volume and average trading prices of the stock attain certain specified levels.

      As described in Note 1, we evaluated the conversion options embedded in the Series A-1 securities to determine (in accordance with SFAS 133 and EITF 00-19) whether they should be bifurcated from their host instruments and accounted for as separate derivative financial instruments. We determined, in accordance with SFAS 133, that the risks and rewards of the common shares underlying the conversion feature are clearly and closely related to those of the host instrument. Accordingly the conversion features, which are not deemed to be beneficial at the commitment dates of these financing transactions, are being accounted for as embedded conversion options in accordance with EITF 98-5 and EITF 00-27. During the three and six months ended March 31, 2008, based on an evaluation of the beneficial conversion feature of the Series A-1 Preferred Shares, the Company recorded deemed dividends of $1,411,882. The table below lists the fair value of the warrants issued in each of the two closings of the Series A-1 Preferred Stock Private Placement. The fair values were calculated using the Black-Scholes option pricing model with the following assumptions:

                                                           Fair Value of
            Quantity of    Estimated         Estimated       Underlying     Risk-Free   Expected
  Date       Warrants     Fair Value       Fair Value of       Common        Interest    Dividend   Life       Current
 Issued       Issued      Per Warrant        Warrants           Stock         Rate        Yield    (Years)   Volatility
---------   -----------   -----------      -------------   -------------    ---------   ---------  -------   ----------
 3/7/2008     515,200       $ 1.20            $618,240         $ 1.75         2.45%         0%        5         66.34%
3/11/2008      18,133       $ 0.99            $ 17,952         $ 1.50         2.61%         0%        5         66.34%

      Accordingly, deemed dividends related to the conversion feature were recorded based on the difference between the effective conversion price of the conversion option and the fair value of the common stock at the commitment date of the transaction detailed in the table below.

                Fair Value of                Intrinsic    Common
                   Common                    Value of     Shares
Date of Issue/    Stock on       Effective  Beneficial   Issuable
  Commitment     Commitment     Conversion  Conversion     Upon        Deemed
     Date           Date           Price      Feature   Conversion    Dividend
--------------  -------------   ----------  ----------  ----------   ----------
   3/7/2008        $ 1.75         $ 0.42       $ 1.33    1,030,400   $1,373,867
  3/11/2008        $ 1.50         $ 0.45       $ 1.05       36,267   $   38,015

      The Company has reserved 2,166,666 shares of its common stock for issuance upon the conversion of its Series A-1 convertible preferred stock and 533,333 shares of its common stock for issuance upon exercise of the Investor Warrants.

      As described in Note 1, the Company applies the classification and measurement principles enumerated in EITF Topic D-98 with respect to accounting for its issuances of the Series A-1 preferred stock. The Company is required, under Nevada law, to obtain the approval of its board of directors in order to effectuate a merger, consolidation or similar event resulting in a more than 50% change in control or a sale of all or substantially all of our assets. The board of directors is then required to submit proposals to enter into these types of transactions to its stockholders for their approval by majority vote. The preferred stockholders do not (i) have control of, or currently, any representation on its Board of Directors and (ii) currently do not have sufficient voting rights to control a redemption of these shares by either of these events. In addition the effectuation of any transaction or series of transactions resulting in a more than 50% change in control can be made only by us at our own election. Based on these provisions, we classified the Series A preferred shares as permanent equity in the accompanying condensed consolidated balance sheet because the liquidation events are deemed to be within the Company's control in accordance with the provisions of EITF Topic D-98.

      We evaluate the Series A-1 convertible preferred stock at each reporting date for appropriate balance sheet classification.

Registration Rights

      Pursuant to the terms of the registration rights agreement entered into in connection with the Private Placement and Series A-1 Placement, the Company agreed to file with the SEC as soon as is practicable after completion of the offering a registration statement (the "Registration Statement") and use its best efforts to have the Registration Statement declared effective not later than June 30, 2008. The Registration Statement would register for resale (i) the shares of the Company's common stock underlying the units sold in the Private Placement (the "Units") and (ii) the shares of the Company's common stock issuable upon the exercise of the warrants issued in the Private Placement and issued to the placement agent. The Company agreed to use its commercially reasonable best efforts to have such "resale" Registration Statement declared effective by the SEC as soon as possible and, in any event, not later than June 30, 2008.

      If the Registration Statement is not declared effective by the SEC by June 30, 2008 then the Company is obligated to issue to each purchaser of units in the Private Placement to pay a 1% of the aggregate purchase price of the units, for each 30 day period the Company is late in filing the Registration Statement or the Registration Statement is late in being declared effective.

      The Company applies FASB Staff Position EITF 00-19-2 "Accounting for Registration Payment Arrangements," with respect to determining whether to record a liability for contingent consideration potentially transferable to security holders covered under registration rights agreements. On April 18, 2008, the Placement Agent waived the registration right and potential penalty subject to consent of the 60% of the holders of the Series A and Series A-1 Preferred Stock. Should the holders of the Series A and Series A-1 Preferred Stock withhold such consent, the Company believes it will be able to fulfill its registration obligations and has therefore not accrued any penalties under this arrangement.

Completion of Share Exchange Transaction

      On December 20, 2007, pursuant to the a Share Exchange transaction between Suncrest and Beacon, Beacon exchanged 9,194,900 shares of Beacon common stock and 2,433.9 shares of Beacon Series A preferred stock for 9,194,900 shares of Suncrest common stock and 2,433.9 shares of Suncrest Series A preferred stock. The shareholders of Suncrest, prior to the recapitalization, held 3,003,847 shares of which they returned 1,730,726 for cancellation and retained 1,273,121 shares of the recapitalized company. Immediately following the Share Exchange transaction, there were 10,468,121 shares of common stock outstanding, including 9,194,900 shares held by Beacon's existing stockholders and 1,273,121 shares held by the stockholders of Suncrest. As described in Note 1, the Share Exchange has been accounted for as a recapitalization of Beacon into Suncrest because the existing Beacon stockholders retained a majority interest in the combined enterprise. The Company paid a $305,000 fee to the stockholders of Suncrest in connection with completing the Share Exchange Transaction which is included as a component of selling, general and administrative expense in the accompanying condensed consolidated statement of operations.

Issuances of Common Stock in Business Combinations

      The Company issued 3,225,000 shares of common stock in connection with business combinations described in Note 4. The aggregate fair value of these shares amounted to $2,741,250.

Restricted Stock Grant

      On December 5, 2007, the Company granted 782,250 shares of restricted common stock with an aggregate fair value of $664,913 to the Company's president. Immediately upon grant 150,000 shares vested with the remaining shares vesting in quantities of 210,750 shares on each of December 20, 2008, 2009 and 2010. The Company accounts for share-based compensation under SFAS No. 123(R), "Share-Based Payment," which requires it to expense the fair value of grants made under the share based compensation programs over the vesting period of each individual agreement. Awards granted are valued and non-cash share-based compensation expense is recognized in the consolidated statements of operations in accordance with SFAS

No. 123(R). The Company recognizes non-cash share-based compensation expense ratably over the requisite service period which generally equals the vesting period of awards, adjusted for expected forfeitures. The Company recognized $44,610 and $176,983 of non-cash share-based compensation expense during the three and six months ended March 31, 008, respectively, in connection with such grants. Unamortized compensation under this arrangement amounted to $489,735 as of March 31, 2008 and will be amortized over the remaining vesting period of 3 years. The shares vest immediately upon the Company's termination without cause or the Executive's resignation for good reason. In the event of termination for cause, or resignation without good reason, the Company has the right to repurchase any unvested shares for nominal consideration.

      On March 26, 2008, the Company issued warrants to purchase 300,000 shares of common stock at $1.00 per share with a five-year term to one of its directors. Accordingly, the Company recognized $219,000 of share-based compensation expense for the three and six months ended March 31, 2008 based on the fair value of the warrants on the grant date. For the fair value was calculated using the Black-Scholes option pricing model refer to Note 12.

NOTE 15 - INCOME TAXES

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

      The Company and its subsidiaries intend to conform their tax periods to the September 30 reporting period established by Beacon and subsequently file consolidated federal and state income tax returns. The consolidated group for this purpose includes (i) Beacon, the former development stage enterprise organized to execute the business combinations and Share Exchange transactions as described in Notes 4 and 14, respectively, (ii) BH Acquisition Corp., the legal entity formed by Beacon to acquire the stock of Bell-Haun Systems, Inc., and (iii) the Company (f/k/a Suncrest Global Energy Corp.) which acquired all of the equity interests of Beacon in the Share Exchange transaction completed on December 20, 2007.

      Beacon's initial tax reporting period is June 6, 2007 (inception) through September 30, 2007 but has not yet filed any Federal or State income tax returns. Beacon estimates that its deferred tax assets as of September 30, 2007 amount to approximately $52,000 and principally consist of a net operating loss and start up costs. Beacon, as a result of having evaluated all available evidence as required under SFAS 109, fully reserved for its net deferred tax assets since it is more likely than not that the future tax benefits of these deferred tax assets will not be realized in future periods.

      Suncrest, prior to the Share Exchange transaction, had nominal operations and a net operating loss of approximately $499,000 expiring at various times through 2016 and has filed Federal and State income tax returns for the years ended June 30, 2004, 2005 and 2006 that have not been examined by the applicable Federal and State tax authorities.

      Bell-Haun, previous to its acquisition by the Company had net operating losses of approximately $969,000 expiring at various times through 2027. Bell-Haun filed Federal and State income tax returns for the years ended December 31, 2004, 2005 and 2006 that have not been examined by the applicable Federal and State tax authorities

      The Company preformed a preliminary assessment of possible uncertain tax positions under FIN 48. Based on this preliminary assessment management does not believe that the Company has any material uncertain tax positions requiring recognition or measurement in accordance with the provisions of FIN 48. Accordingly, the adoption of FIN 48 did not have a material effect on the Company financial statements. The Company's policy, is to classify penalties and interest associated with uncertain tax positions, if required as a component of its income tax provision. The Company also intends to perform a nexus study but has, on a preliminary basis, determined it must file State income tax returns in Indiana, Kentucky, Nevada and Ohio.

      The Company is in the process of evaluating and quantifying the extent of any deferred tax assets of Suncrest and Bell-Haun that may have existed as of the dates of the Share Exchange Transaction and acquisition of Bell-Haun, respectively. However, the Company believes that limitations were triggered with respect to these tax assets at the time of the Share Exchange Transaction and acquisition of Bell-Haun, respectively, due to the "change in ownership" provisions under Section 382 of the Internal Revenue Code. Accordingly, the Company has not recognized any income tax benefits for these or any other possible deferred tax assets. The utilization of these and any net operating losses that the Company may have generated may be subject to substantial limitations in future periods due to the "change in ownership" provisions under
Section 382 of the Internal Revenue Code and similar state provisions.

NOTE 16 - EMPLOYEE BENEFIT PLANS

Stock Options and Other Equity Compensation Plans

      In March 2008, the Board of Directors of the Company adopted the 2008 Long Term Incentive Plan, subject to shareholder approval, referred to as the 2008 Incentive Plan. The Company reserved 1,000,000 shares of Company common stock under the 2008 Incentive Plan for the issuance of stock options, restricted stock awards, stock appreciation rights and performance awards, pursuant to which certain options were granted. The terms and conditions of such awards are determined at the sole discretion of the Company's board of directors or a committee designated by the Board to administer the plan. Previously unissued shares of our common stock are provided to a participant upon a participant's exercise of vested options. Of the 1,000,000 shares authorized, 910,000 are available for future grants as of March 31, 2008.

      Effective December 20, 2007, we account for stock-based compensation under SFAS No. 123(R), "Share-Based Payment," a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and superseding APB Opinion No. 25, "Accounting for Sock Issued to Employees," which requires us to expense the fair value of grants made under the stock option program over the vesting period of each individual option agreement. Awards that are granted after the effective date of SFAS No. 123(R) are valued and non-cash share-based compensation expense is recognized in the consolidated statements of operations in accordance with SFAS No. 123(R). No non-vested awards were granted before the effective date of SFAS No. 123(R). We recognize non-cash share-based compensation expense ratably over the requisite service period which generally equals the vesting period of options, adjusted for expected forfeitures.

      In accordance with SFAS 123(R), we recognized non-cash share-based compensation expenses as follows:

                                                   Three Months   Six Months
                                                      Ended          Ended
                                                    March 31,      March 31,
                                                      2008           2008
                                                   ------------   ----------
Non-Cash Share-Based Compensation Expense

       Restricted Stock                              $44,610       $176,983
       Stock Options                                     356            356
                                                     -------       --------

             Non-Cash Stock Compensation Expense     $44,966       $177,339
                                                     =======       ========

      We value stock options using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that are fully transferable and have no vesting restrictions. In determining the expected term, we separate groups of employees that have historically exhibited similar behavior with regard to option exercises and post-vesting cancellations. The option-pricing model requires the input of subjective assumptions, such as those listed below. The volatility rates are based on historical stock prices. The expected life of options granted are based on historical data, which, as of March 31, 2008 is a partial option life cycle, adjusted for the remaining option life cycle by assuming ratable exercise of any unexercised vested options over the remaining term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The total expense to be recorded in future periods will depend on several variables, including the number of share-based awards.

      The fair values of options granted were estimated on the date of grant using the following assumptions:

                         Weighted
                          Average    Expected    Expected   Risk-Free
             Grant       Expected      Life      Dividend   Interest
             Date       Volatility   (Years)      Yield       Rate
           ---------    ----------   --------    --------   ---------
           3/26/2008      66.34%       6.50        0.00%      2.55%

      The strike price of options granted on March 26, 2008 was $1.20. The grant date fair value of the options was $0.73 per share. Shares granted March 26, 2008 vest 33% annually as of each March 26, 2009 through 2011. As of March 31, 2008, there was approximately $65,344 in non-cash share-based compensation cost related to non-vested awards not yet recognized in our consolidated statements of operations. This cost is expected to be recognized over the remaining vesting period of 3 years. For the three and six months ended March 31, 2008, no shares were forfeited and no options were exercised.

Restricted Stock

      Prior to adoption of the 2008 Incentive Plan, on December 5, 2007, the Company granted restricted stock to a named executive officer of the Company as further described in Note 14.

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

      Total contributions under the Beacon Solutions 401(k) Plan, recorded as salaries and benefits expense, totaled approximately $44,900 for the three and six months ended March 31, 2008.

NOTE 17 - SUBSEQUENT EVENTS

      The Company filed Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada on April 24, 2008 to authorize up to 5,000,000 shares of Preferred Stock, to designate and authorize 1,000 shares of Series A-1 Preferred Stock, and to authorize the issuance of blank check preferred from time to time.

      On May 8, 2008, the 800 Series A-1 Preferred Shares of Beacon issued in the Series A-1 Placement were exchanged for 800 shares of Series A-1 Preferred Stock of the Company to consummate the Series A-1 Placement described in Note 14.

      On March 15, 2008, the Company entered into an equity financing arrangement with two of its directors that provided up to $500,000 of additional funding, the terms of which provided for compensation of 33,333 warrants to purchase common stock at $1.00 per share, the period the financing arrangement is in effect. The warrants have a five-year term. The financing arrangement will terminate upon completion of an offering in which the Company raises at least $3 million of additional equity financing or upon mutual agreement of the parties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      Beacon Enterprise Solutions Group, Inc. and subsidiaries (collectively the "Company") is a unified, single source information technology and telecommunications enterprise that provides professional services and sales of information technology and telecommunications products to mid-market commercial businesses, state and local government agencies, and educational institutions. In this report, the terms "Company," "Beacon," "we," "us" or "our" mean Beacon Enterprise Solutions Group, Inc. and all subsidiaries included in our consolidated financial statements.

Cautionary Statements - Forward Outlook and Risks

      Certain statements contained in this quarterly report on Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects," "assumes," "trends" and similar expressions, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon the Company's current plans, expectations and projections about future events. However, such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following:

      o     general economic and business conditions;


      o     effects of competition in the markets in which the Company operates;


      o     liability and other claims asserted against the Company;


      o     ability to attract and retain qualified personnel;


      o     availability and terms of capital;


      o loss of significant contracts or reduction in revenue associated with major customers;


      o     ability of customers to pay for services;


      o     business disruption due to natural disasters or terrorist acts;


      o ability to successfully integrate the operations of acquired businesses and achieve expected synergies and operating efficiencies from the acquisitions, in each case within expected time-frames or at all;

      o changes in, or failure to comply with, existing governmental regulations; and


      o changes in estimates and judgments associated with critical accounting policies and estimates.

      For a detailed discussion of these and other factors that could cause the Company's actual results to differ materially from the results contemplated by the forward-looking statements, please refer to Item 2.01 "Risk Factors" in the Company's Current Report on Form 8-K filed on December 28, 2007. The reader is encouraged to review the risk factors set forth therein. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required by law, the Company assumes no responsibility for updating forward-looking statements to reflect unforeseen or other events after the date of this report.

Overview

      We were formed for the purpose of acquiring and consolidating regional telecom businesses and service platforms into an integrated, national provider of high quality voice, data and VOIP communications to small and medium-sized business enterprises (the "MBE Market"). Our business strategy is to acquire companies that will allow us to serve the MBE Market on an integrated, turn-key basis from system design, procurement and installation through all aspects of providing network service and designing and hosting network applications.

      Beacon was a development stage enterprise with no operating history until the completion of the share exchange transaction in which the shareholders of Beacon become the majority owners of Suncrest ("Share Exchange Transaction") completed on December 20, 2007. Concurrent with the Share Exchange Transaction, we also completed the acquisition of four complementary information technology and telecommunications businesses (the "Phase I Acquisitions") described below.

Phase I Acquisitions

      Since December 20, 2007, Beacon has focused on the consolidation of various operational elements of the Phase I Acquisitions into a single core infrastructure. By example, in the three months ended March 31, 2008, Beacon merged the four distinct payroll systems of the Phase I Acquisitions into one payroll system; launched a company-wide intranet and human resource information system; centralized the Company's marketing, advertising and promotional programs; and introduced a company-wide Customer Relationship Management (CRM) system. We have also hired eight new sales executives in our primary markets; launched a network circuit sales group; rebranded our customer facing sales and support material; and attempted to capitalize on cross-selling opportunities among our different product and service groups.

Acquisition Growth Strategy

      We will continue to integrate these operations into a single integrated organization and to develop the internal infrastructure to scale the business. Consistent with our operating plan, upon our successful integration of the Phase I Acquisitions and the development of organic growth described below, we expect to pursue our phase II acquisition strategy, financed by additional debt or equity financings, by exploring acquisition targets to build around our three state operating hub to grow Beacon into a large regional telecommunications provider with a strong Southeast/Midwest concentration and focus.

Organic Growth Strategy

      With respect to our plans to increase revenue organically, we have identified, and are currently pursuing, several significant customer opportunities including an international design/service contract with an existing Fortune 100 client, a domestic service contract with an existing Fortune 500 client and a hardware/services contract with the United States military. We believe these opportunities resulted, in part, from our ability to provide fully integrated voice and data communication services. In addition, subject to securing additional capital, we intend to consolidate our Louisville, Kentucky based operating facilities and implement a Cisco-centric expansion strategy for a portion of our business. We have assessed the current market environment for the growth of our Cisco-centric business and believe that we can expand our Cisco business more efficiently and economically through organic growth rather than through acquisitions. Collectively, these opportunities could increase the Company's annual revenue to over $25 million.

Our Cisco-centric initiative would have three elements:

o The first goal of our Cisco-expansion strategy will be to hire additional, highly skilled staff with the appropriate Cisco certifications and background. We would deploy these additional certified Cisco staff throughout all our facilities.

o The second goal is to achieve the Cisco "Silver" and then "Gold" certifications. The primary benefit of these additional certifications is that we achieve "trusted partner" status, which we believe would increase our access to the Cisco sales channel. In addition, we anticipate that a "Gold" certification would lower our cost of goods purchased from Cisco.

o The third goal is to incorporate a fully operational Cisco technology lab into our headquarters and operating facility in Louisville, Kentucky. Our goal is to create a lab superior to any Cisco demonstration facility within our region and to provide Cisco and Beacon sales executives the opportunity to bring large client accounts into the Beacon facility and demonstrate the high-definition video conferencing capabilities otherwise known as "Telepresence" technology.

                  Following the creation of a Cisco technology lab, we would intend to offer similar Microsoft demonstration capabilities centered on Office Communications Server 2007 and Sharepoint. We believe the need for the Microsoft lab is driven by the future of "voice" within the Microsoft roadmap. Ultimately, we expect that voice will become an application that rides atop the exchange environment and will not be a separate technology deployed as with a separate phone system.

                  By developing and housing these two "showcase" labs, we hope to establish a distinct competitive advantage within our primary markets and be at the forefront of Cisco's and Microsoft's efforts to reshape business communications.

Although our focus in the Cisco and Microsoft areas of our business will be on organic growth, we may explore Cisco-centric Microsoft-centric acquisition candidates in the future.

Results of Operations

      For the three and six months ended March 31, 2008

      Revenue for the three and six months ended March 31, 2008 was $1,571,742 and $1,708,830, respectively, provided primarily by services performed by the Phase I Acquisitions consisting primarily of engineering and design, software development, business telephone system installations, and time and materials services for system maintenance. Revenue was recognized for the period December 21, 2007 through March 31, 2008 subsequent to the acquisition of the four target companies on December 20, 2007.

      Cost of goods sold for the three and six months ended March 31, 2008 amounted to $838,925 and $873,757, respectively, and consisted of equipment and materials used in business telephone system installations, parts used in services, and direct labor incurred in providing all of our services, respectively.

      Salaries and benefits of approximately $1,126,0000 for the three months ended March 31, 2008 consisted of salaries expended primarily in integrating the acquisitions and managing the developing sales channel, $427,864 of salaries and benefits of the acquired company employees for the period, approximately $44,900 of matching contributions to the Company's 401(k) plan, $285,400 of non-cash share-based payments to three of our directors, and non-cash share-based compensation of $44,966 related primarily to restricted stock that vested during the period. Salaries and benefits of approximately $1,565,000 for the six months ended March 31, 2008 included approximately $116,469 of salaries expended in developing and executing the acquisition strategy, an accrual of $31,500 for the successful execution of the acquisitions, and accrued paid time off of $16,500, $285,400 of non-cash share-based payments to three of our directors, non-cash share based compensation expense of $177,339 and $569,907 of salaries and benefits of acquired company employees for the period December 21, 2007 through March 31, 2008. The non-cash share-based payments to our directors related to compensatory stock warrants issued during the period. The non-cash share based compensation expense relates to the compensation earned related to a restricted stock award granted on the day of the Phase I Acquisitions and represents the vested portion of the restricted stock award based on the fair market value on the date of grant.

      Selling, general and administrative expense for the three months ended March 31, 2008 of $593,354 consists primarily of fixed operating costs of the four acquired companies including approximately $88,000 of accounting and professional fees associated with the Company's December 31, 2007 quarterly review, approximately $104,000 of outside services assisting in the transition and integration of the four businesses and approximately $68,000 of expenses related to our India software development operation. Selling, general and administrative expense for the six months ended March 31, 2008 of $1,057,760 consists primarily of fixed operating costs of the four acquired companies including $309,000 of expenses incurred in connection with the recapitalization, approximately $173,000 of accounting and professional fees associated with the Company's September 30, 2007 annual audit and December 31, 2007quarterly review, approximately $104,000 of outside services assisting in the transition and integration of the four businesses and approximately $68,000 of expenses related to our India software development operation.

      Interest expense of $115,158 and $143,153 for the three and six months ended March 31, 2008, respectively, includes interest related to our Bridge Notes in addition to the notes payable issued in connection with our Phase I Acquisitions. Non-cash interest expense related to the accretion of the Bridge Notes to face value and the vesting of contingent bridge warrants was $36,903 and $43,742 for the three and six months ended March 31, 2008, respectively.

      Contractual dividends on our Series A and A-1 Preferred Stock amounted to $7,335 for the six months ended March 31, 2008, respectively. Deemed dividends related to the beneficial conversion feature embedded in our Series A and A-1 Preferred Stock of $2,991,719 and $3,895,597 was recognized during the three and six months ended March 31, 2008, respectively.

Liquidity and Capital Resources

      Net cash used in operating activities of approximately $1,323,000 consisted primarily of a net loss of approximately ($2,131,000) offset by increases in our accrued expenses and other current liabilities of approximately $435,000 and impacted by non-cash share based payments of approximately $462,000.

      Cash used in investing activities of ($2,185,373) resulted primarily from proceeds of our Private Placement offering used to purchase the Phase I Acquisitions.

      Cash provided by financing activities of approximately $4,158,000 was derived primarily from $3,876,460 raised in our Private Placement offerings of Series A and A-1 preferred stock (gross proceeds of $4,800,000 less placement costs of $923,540), $422,000 of proceeds from the issuance of convertible notes payable, $600,000 of proceeds from the issuance of a note payable offset by note payments and payoffs of $740,383.

      We incurred a net loss of approximately $2,131,000 for the six months ended March 31, 2008. At March 31, 2008, the Company's accumulated deficit amounted to approximately $6,167,000. The Company had cash of $7111,688 and a working capital surplus of approximately $78,000 at March 31, 2008.

      On June 14, 2007, we signed a non-exclusive engagement agreement with Laidlaw & Company (UK) Ltd. ("Laidlaw") in which Laidlaw agreed to provide us with certain corporate finance advisory services including (i) raising capital under the Private Placement transaction; (ii) structuring our Share Exchange Transaction; and (iii) assisting us with identifying the public company in the Share Exchange Transaction. These transactions were completed on December 20, 2007. We raised $4.0 million in the private placement in three separate closings on December 20, 2007, January 15, 2008, and February 12, 2008 and an additional $0.8 million on or about March 7, 2008 in a follow-on placement resulting from an oversubscription of the original private placement.

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

      On March 14, 2008, the Company and Integra Bank entered into a credit facility, under which the Company borrowed $600,000 at a 6.25% annual interest rate with monthly payments of $11,696.35 over a 60 month term that matures on March 12, 2013. The first payment is due in April, 2008. The proceeds of the note were used to repay the three previously outstanding notes assumed in the Phase I Acquisitions, two of which were in default due to change in control provisions.

      On May 15, 2008, the Company entered into an equity financing arrangement with two of its directors that provided up to $500,000 of additional funding, the terms of which provided for compensation of 33,333 warrants to purchase common stock at $1.00 per share, the period the financing arrangement is in effect. The warrants have a five-year term. The financing arrangement will terminate upon completion of an offering in which the Company raises at least $3 million of additional equity financing or upon mutual agreement of the parties

      The Company believes that its currently available cash, the equity financing arrangement and funds it expects to generate from operations will enable it to effectively operate its business and pay its debt obligations they become due within the next twelve months through April 1, 2009. However, the Company will require additional capital in order to execute its current business plan. If the Company is unable to raise additional capital, it will be required to take various measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing its business development activities, suspending the pursuit of its business plan, and controlling overhead expenses. The Company cannot provide any assurance that it will raise additional capital. The Company has not secured any commitments for new financing at this time, nor can it provide any assurance that new financing will be available to it on acceptable terms, if at all.

Off-Balance Sheet Arrangements

      We have four operating lease commitments for real estate used for office space and production facilities.

      Contractual Obligations as of March 31, 2008

      The following is a summary of our contractual obligations as of March 31, 2008:

                                                            Payment Due by Period
                                               -----------------------------------------------
                                                   Year       Years       Years
  Contractual Obligations            Total          1          2-3         4-5      Thereafter
-------------------------------   ----------   ----------   ----------   --------   ----------
Long-term debt obligations        $2,382,455   $  547,518   $  871,578   $900,974     $62,385
Interest obligations (1)             390,216      139,056      189,916     60,537         707
Operating lease obligations (2)      453,007      182,784      270,223
                                  ----------   ----------   ----------   --------     -------
                                  $3,225,678   $  869,358   $1,331,717   $961,511     $63,092
                                  ==========   ==========   ==========   ========     =======

            (1) Interest obligations assume Prime Rate of 5.25% at March 31, 2008. Interest rate obligations are presented through the maturity dates of each component of long-term debt.

            (2) Operating lease obligations represent payment obligations under non-cancelable lease agreements classified as operating leases and disclosed pursuant to Statement of Financial Accounting Standards No. 13 "Accounting for Leases," as may be modified or supplemented. These amounts are not recorded as liabilities of the current balance sheet date.

      Dividends on Series A and A-1 Preferred Stock are payable quarterly at an annual rate of 10% in cash or the issuance of additional shares of Series A and A-1 Preferred Stock, at our option. If we were to fund dividends accruing during the twelve months ended March 31, 2008 in cash, the total obligation would be $480,000 based on the number of shares of Series A and A-1 Preferred Stock outstanding as of March 31, 2009.

      We currently anticipate the cash requirements for capital expenditures, operating lease commitments and working capital will likely be funded with our existing fund sources and cash provided from operating activities. In the aggregate, total capital expenditures are not expected to exceed $100,000 for the twelve months ended March 31, 2009.

Working Capital

      As of March 31, 2008, our current assets exceed current liabilities by approximately $78,000. The bridge notes recorded in current liabilities are convertible into common stock and the note agreements provide for vesting of additional warrants to purchase shares of common should the holders continue to hold the debt and immediate vesting of the additional warrants upon conversion. During the three months ended March 31, 2008 we refinanced the line of credit obligation and a note payable that were in default as of December 31, 2007 that we assumed in the Phase I Acquisitions. In addition, certain vendors have agreed to defer payment or agreed to payment plans or to accept common stock in exchange for settlement of their outstanding balance. We have reduced our working capital deficit by approximately $1.7 million during the three months ended March 31, 2008. We can give no assurance that we will continue to be successful in our efforts to negotiate favorable terms with our vendors.

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

Employees

      Beacon currently employs approximately 80 persons as a result of the Phase I Acquisitions. In addition, Beacon has entered into an operating agreement with ADSnetcurve to employ a team of developers in India while Beacon acquires the necessary licensure to operate a business within India. None of Beacon's employees is subject to a collective bargaining agreement.

Facilities

      Beacon currently maintains its offices at 124 N. First Street, Louisville, KY 40202 and our telephone number is (502) 657-3500.

      On November 1, 2007, Beacon entered into an operating lease for its office space in Louisville, Kentucky. The lease term is for a period of four months commencing November 1, 2007 expiring February 28, 2008 for a base rent of $1,675 per month. Beacon has renewed this lease on a month to month basis as we consider consolidating our Louisville-based businesses to improve operating results. In addition, Beacon leases office space in Cincinnati, Ohio and Columbus, Ohio for amounts that are not deemed to be material.

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

      Under a new agreement with Mr. Hughes, payment is contingent upon the Company's ability to accomplish capital funding objectives as set by the Board of Directors.

Filing Status

      Beacon Enterprise Solutions Group, Inc., a Nevada corporation has in the past filed reports with the SEC and will continue to do so as Beacon. You can read and copy any materials we file with the SEC at its Public Reference

Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission, including us.

ITEM 3A(T). CONTROLS AND PROCEDURES

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated and communicated to our executive officers to allow timely decisions regarding required disclosure. As of March 31, 2008, our Chief Executive Officer, who acts in the capacity of principal executive officer and our Chief Accounting Officer who acts in the capacity of principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2008, based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

DISCLOSURE CONTROLS AND INTERNAL CONTROLS

      Disclosure controls are designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that our transactions are properly authorized, recorded and reported and our assets are safeguarded against unauthorized or improper use, to permit the preparation of our financial statements in conformity with generally accepted accounting principles, including all applicable SEC regulations.


      As of December 31, 2007, we had identified certain matters that constituted material weaknesses in our internal controls over financial reporting. Pursuant to the closing of the Phase I Acquisitions on December 20, 2007, we acquired four businesses with distinctly separate internal control structures. These internal control structures have been combined and streamlined to correct certain existing material weaknesses including lack of segregation of duties, inadequate internal accounting information systems and limited qualified accounting staff. Accordingly our systems and personnel were insufficient to support the complexity of our financial reporting requirements. Since December 31, 2007, we have taken certain steps to correct these material weaknesses that include consolidating our accounting functions on a single unified Accounting Information Technology Solution and undertaking a coordinated accounting and operating policy documentation process to fully implement controls and procedures. Although we believe that these steps will result in significant improvements to our internal controls and expect to correct our material weaknesses, additional time is still required to fully document our systems, implement control procedures and test their operating effectiveness.

      We believe that our internal controls risks are partially mitigated by the fact that our Chief Executive Officer and Chief Accounting Officer review and approve substantially all of our major transactions and we have, when needed, hired outside experts to assist us with implementing complex accounting principles. We believe that our weaknesses in internal control over financial reporting and our disclosure controls relate primarily to the fact that we are an emerging business with limited personnel. Our Chief Accounting Officer was our only employee with SEC reporting experience at the time of the close of the Phase I Acquisitions and as of the date of this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

      Except as discussed above, there were no changes in the Company's internal control over financial reporting during the Company's last fiscal quarter that could have materially affected or is likely to materially affect the Company's internal control over financial reporting.

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      On May 13, 2008, we received a letter from counsel for Uplink Technology, Inc. ("Uplink"), which had been in litigation with Strategic Communications LLC ("Strategic") at the time we acquired certain assets and assumed certain liabilities of Strategic. Uplink counsel claims Uplink and/or its principals are owed up to $420,000 by Strategic and demands that all net proceeds (including cash as well as our Common Stock) due by us to Strategic or its principals will continue to be held "in trust" pending the completion of the litigation between Strategic and Uplink. If we do not provide written confirmation by May 19, 2008 of our intention to do so, Uplink has state that it will seek injunctive relief in order to obtain same. Beacon is not currently a party to the litigation and management does not believe this situation will result in a material impact to our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      On January 15, 2008, stockholders holding 6,315,850 shares, or approximately 60.3%, of the then outstanding issued and outstanding Common Stock of the Company consented in writing to the amendment of the Articles of Incorporation in order to 1) change the name of the Company to "Beacon Enterprise Solutions Group, Inc."; 2) cancel the existing authorized shares of the Company's Preferred Stock, none of which are currently issued or outstanding; and 3) authorize the Series A Preferred Stock, as described in Note 14 of Part I. This amendment is described in detail in the Definitive Information Statement filed with the Securities and Exchange Commission and disseminated to the shareholders of January 25, 2008. This consent of shareholders on January 15, 2008 was sufficient under Nevada law to approve this amendment of the Articles of Incorporation.

      On February 14, 2008, stockholders holding 6,845,600 shares, or approximately 65.4%, of the then issued and outstanding Common Stock of the Company consented in writing to the amendment of the Articles of Incorporation in order to: 1) increase the number of authorized shares of Preferred Stock to Five Million (5,000,000); 2) authorize the issuance "blank check" preferred stock by the Board of Directors of the Company; and 3) authorize the Series A-1 Preferred Stock, as described in Note 14 of Part I. This amendment is described in detail in the Definitive Information Statement filed with the Securities and Exchange Commission and disseminated to the shareholders on March 31, 2008. The consent of shareholders on February 14, 2008 was sufficient under Nevada law to approve this amendment of the Articles of Incorporation.

ITEM 6. EXHIBITS

Part I Exhibits

10.1        Documents related to the Integra Bank Credit Facility
31.1        Principal Executive Officer Certification
31.2        Principal Financial Officer Certification
32.1        Section 1350 Certification
32.2        Section 1350 Certification

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Beacon Enterprise Solutions Group, Inc.

Date: May 15, 2008                       By: /s/ Bruce Widener
                                             -----------------------------------
                                             Bruce Widener
                                             Chief Executive Officer and
                                             Chairman of the Board of Directors