Form 10QSB
period 2008-06-30
BEACON ENTERPRISE SOLUTIONS GROUP INC
filed 2008-08-19
CIK 1122063

QUARTERLY REPORT ON FORM 10QSB FOR THE PERIOD ENDED JUNE 30, 2008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 10, 2008, Beacon Enterprise Solutions Group, Inc. had a total of 11,280,521 shares of common stock issued and outstanding.

Transitional small business disclosure format: Yes [   ] No [X]

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis or Plan of Operation	43
Item 3A(T).	Controls and Procedures	50

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings	52
Item 4.	Submission of Matters to a Vote of Security Holders.	52
Item 6.	Exhibits	52
Signatures		53

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Beacon Enterprise Solutions Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet

June 30,
2008

(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$126,827
Accounts receivable, net	1,398,260
Inventory, net	618,256
Prepaid expenses and other current assets	55,198

Total current assets	2,198,541
Property and equipment, net	251,238
Goodwill	2,750,696
Other intangible assets, net	3,962,818
Inventory, less current portion	99,158
Security deposits	27,892

Total assets	$9,290,343

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Line of credit	$200,000
Bridge notes (net of $152,769 of discounts)	547,231
Current portion of long-term debt	669,495
Current portion of capital lease obligations	8,867
Accounts payable	1,439,407
Accrued expenses	741,304
Customer deposits	144,225

Total current liabilities	3,750,529
Long-term debt, less current portion	1,532,999
Capital lease obligations, less current portion	7,241

Total liabilities	5,290,769

Stockholders' equity
Preferred Stock: $0.01 par value, 5,000,000 shares
authorized, 4,800 shares outstanding in the
following classes:
Series A convertible preferred stock, $1,000 stated value,
4,500 shares authorized, 4,000 shares issued and
outstanding, (liquidation preference $5,118,630)	4,000,000
Series A-1 convertible preferred stock, $1,000 stated value,
1,000 shares authorized, 800 shares issued and
outstanding, (liquidation preference $1,006,813)	800,000
Common stock, $0.001 par value 70,000,000 shares
authorized, 10,468,021 shares issued and
outstanding	10,468
Additional paid in capital	6,538,354
Accumulated deficit	(7,349,248)

Total stockholders' equity	3,999,574

Total liabilities and stockholders' equity	$9,290,343

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beacon Enterprise Solutions Group, Inc. and Subsidiaries
Condensed Consolidated Statement of Operations
(Unaudited)

	For the three	For the nine
	months ended	months ended
	June 30,	June 30,
	2008	2008

Net sales	$2,364,605	$4,073,435
Cost of goods sold	1,444,807	2,318,564

Gross profit	919,798	1,754,871
Operating expense
Salaries and benefits	1,116,705	2,623,239
Selling, general and administrative	531,562	1,589,322
Depreciation expense	23,571	44,749
Amortization of intangible assets	160,101	341,256

Total operating expense	1,831,939	4,598,566

Loss from operations	(912,141)	(2,843,695)
Other expenses
Interest expense	(120,068)	(321,921)
Interest income	3,222	5,911

Total other expenses	(116,846)	(316,010)

Net loss before income taxes	(1,028,987)	(3,159,705)
Income taxes	-	-

Net loss	(1,028,987)	(3,159,705)
Series A and A-1 Preferred Stock:
Contractual dividends	(93,019)	(100,354)
Deemed dividends related to beneficial conversion feature	(60,212)	(3,955,809)

Net loss available to common stockholders	$(1,182,218)	$(7,215,868)

Net loss per share to common stockholders - basic and diluted	$(0.11)	$(0.81)

Weighted average shares outstanding
basic and diluted	10,468,021	8,926,307

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beacon Enterprise Solutions Group, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders' (Deficit) Equity
(Unaudited)

	Series A Convertible Preferred Stock		Series A-1 Convertible Preferred Stock
					Common Stock
							Additional Paid-In Capital
	Shares	$1,000 Stated Value	Shares	$1,000 Stated Value	Shares	$0.001 Par Value		Accumulated Deficit	Total

Balance at October 1, 2007					5,187,650	$ 5,188	$ (812)	$ (133,380)	$(129,004)
Common stock granted to
employee for services					782,250	782	(782)		-
Vested portion of common stock
granted to employee for services							221,592		221,592
Shares of Suncrest outstanding at
time of share exchange					1,273,121	1,273	(1,273)		-
Common stock issued as purchase
consideration in business
combinations					3,225,000	3,225	2,738,025		2,741,250
Series A Preferred Stock issued
in private placement	4,000.0	4,000,000							4,000,000
Series A-1 Preferred Stock issued
in private placement			800.0	800,000					800,000
Private placement offering costs							(923,540)		(923,540)
Beneficial conversion feature -
deemed preferred stock dividend							3,955,809	(3,955,809)	-
Bridge note warrants							72,000		72,000
Beneficial conversion feature -
bridge notes							128,000		128,000
Vested contingent bridge warrants							45,640		45,640
Warrants issued for equity financing
agreement							78,033		78,033
Compensatory warrants							219,000		219,000
Series A Preferred Stock contractual
dividends								(94,904)	(94,904)
Series A-1 Preferred Stock contractual
dividends								(5,450)	(5,450)
Issuance of Stock Options							6,662		6,662
Net loss								(3,159,705)	(3,159,705)

Balance at June 30, 2008 (unaudited)	4,000.0	$4,000,000	$800	$800,000	10,468,021	$10,468	$6,538,354	$(7,349,248)	$ 3,999,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beacon Enterprise Solutions Group, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows
(Unaudited)

For the Nine
Months Ended
June 30,
2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,159,705)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in reserve for obsolete inventory	20,000
Change in reserve for doubtful accounts	50,000
Depreciation and Amortization	386,005
Non-cash interest	170,904
Share based payments	447,255
Changes in operating assets and liabilities:
Accounts receivable	(759,259)
Inventory	(98,004)
Prepaid expenses and other current assets	22,238
Accounts payable	570,351
Customer deposits	(193,408)
Other assets	110,015
Accrued expenses	589,136

NET CASH USED IN OPERATING ACTIVITIES	(1,844,472)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(69,244)
Acquisition of businesses, net of acquired cash	(2,186,611)

NET CASH USED IN INVESTING ACTIVITIES	(2,255,855)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuances of bridge notes	422,000
Proceeds from sale of preferred stock, net of offering costs	3,876,460
Repayment of line of credit	(250,000)
Proceeds from line of credit	200,000
Proceeds from note payable	600,000
Payments of notes payable	(675,205)
Payments of capital lease obligations	(8,312)

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,164,943

NET INCREASE IN CASH AND CASH EQUIVALENTS	64,616
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	62,211

CASH AND CASH EQUIVALENTS - END OF PERIOD	$126,827

Supplemental disclosures
Cash paid for:
Interest	$85,368

Income taxes	$-

Acquisition of businesses
Accounts receivable	$689,001
Inventory	639,410
Prepaid expenses and other current assets	55,283
Property and equipment	226,743
Goodwill	2,750,696
Customer relationships	3,704,074
Non-compete agreements	500,000
Tradenames	100,000
Security deposits	27,591
Line of credit	(250,000)
Accounts payable and accrued expenses	(832,132)
Customer deposits	(292,692)
Long-term debt assumed	(354,199)
Capital lease obligations	(25,490)
Less: common stock issued as purchase consideration	(2,741,250)
Less: acquisition notes issued to sellers of acquired businesses	(1,973,500)
Less: accrued acquisition costs	(36,924)

Cash used in acquisition of businesses (net of $148,283 of cash acquired)	$2,186,611

Bridge note warrants	$72,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEACON ENTERPRISE SOLUTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 – THE COMPANY

Organization

     The condensed consolidated financial statements presented are those of Beacon Enterprise Solutions Group, Inc. (“Beacon” or the “Company”), which was originally formed in the State of Indiana on June 6, 2007 and combined with Suncrest Global Energy Corp. (“Suncrest” or the “Company”), a Nevada corporation, on December 20, 2007, as described in “Share Exchange Transaction,” below.

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

     The Company was a development stage enterprise with no operating history until completing the Share Exchange Transaction described below and simultaneous business combinations and Private Placement financing transaction described in Notes 4 and 14, respectively. Accordingly, there is no comparative financial information to present for the period of June 6, 2007 through June 30, 2007 because the Company had no activity during that 25 day period.

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

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements as of June 30, 2008 and for the three and nine months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited consolidated financial statements. The unaudited condensed consolidated balance sheet as of June 30, 2008, condensed consolidated statement of operations for the three and nine months ended June 30, 2008 and the condensed consolidated statement of stockholders’ (deficit) equity and cash flows for the nine months ended June 30, 2008 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the period presented. The Company was inactive during the period from inception on June 6, 2007 to June 30, 2007. The results for the three and nine months ended June 30, 2008 are not necessarily indicative of results to be expected for the year ending September 30, 2008 or for any future interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Current Report on Form 8-K, which was filed with the SEC on December 28, 2007.

NOTE 2 - LIQUIDITY, FINANCIAL CONDITION AND MANAGEMENT'S PLANS

     The Company incurred a net loss of approximately $3,160,000 and used approximately $1,844,000 of cash in its operating activities for the nine months ended June 30, 2008. At June 30, 2008, the Company's accumulated deficit amounted to approximately $7,349,000. The Company had cash of $126,827 and a working capital deficit of approximately $1,552,000 at June 30, 2008.

     On June 14, 2007, the Company signed a non-exclusive engagement agreement with Laidlaw & Company (UK) Ltd. ("Laidlaw") in which Laidlaw agreed to provide the Company with certain corporate finance advisory services including (i) raising capital under the Private Placement transaction described in Note 14; (ii) structuring the business combinations described in Note 4; and (iii) assisting the Company with identifying the public company in the Share Exchange Transaction described in Notes 1 and 14. These transactions were completed on December 20, 2007. The Company raised $4.0 million in the private placement in three separate closings on December 20, 2007, January 15, 2008, and February 12, 2008. Pursuant to an oversubscription of the initial Private Placement, the Company closed on an additional $0.8 million follow-on placement referred to herein as the “Series A-1 Placement,” completed on March 11, 2008. The Company assumed approximately $405,000 of debt obligations in which the sellers of one of the acquired businesses described in Note 4 triggered an acceleration of principal under certain change of ownership provisions that constituted an event of default under those agreements which was subsequently refinanced on March 14, 2008 (Note 10).

     As described in Note 10, the Company received $500,000 of gross proceeds ($278,000 prior to September 30, 2007 and $222,000 during the nine months ended June 30, 2008) under a bridge financing facility furnished by two of its founding stockholders, who are also members of the Board of Directors. The Company also raised $200,000 of additional capital through the issuance of bridge notes in a second bridge note transaction completed on November 15, 2007. The Bridge Noteholders agreed to defer payment of the principal to April 1, 2009. As discussed in Note 12, the Company also has up to $500,000 of additional equity financing available to it from one of its directors to draw as an additional source of funding if needed. In addition, the Company entered into a $200,000 short-term note on June 11, 2008 due August 11, 2008 collateralized by certain fully executed contracts which was paid in full on its due date. On July 25, 2008, the Company engaged a registered broker-dealer in a private placement of Common Stock and Warrants and has raised $650,000 as of August 19, 2008. The Company secured an additional $2,500,000 put right from one of its directors on August 19, 2008 as an additional source of funding if needed.

     The Company believes that its currently available cash, the equity financing arrangement and funds it expects to generate from operations will enable it to effectively operate its business and pay its debt obligations as they become due within the next twelve months through July 1, 2009. However, the Company will require additional capital in order to execute its current business plan. If the Company is unable to raise additional capital, it will be required to take various measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing its business development activities, suspending the pursuit of its business plan, and controlling overhead expenses. The Company cannot provide any assurance that it will raise additional capital. The Company has not secured any commitments for new financing at this time, nor can it provide any assurance that new financing will be available to it on acceptable terms, if at all.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     Professional Services Revenue - The Company generally bills its customers for professional telecommunications and data consulting services based on hours of time spent on any given assignment at its hourly billing rates. As it relates to delivery of these services, the Company recognizes revenue under these arrangements as the work is completed and the customer has indicated their acceptance of services by approving a work order milestone or completion order. For certain engagements, the Company enters into fixed bid contracts, and recognizes revenue as phases of the project are completed and accepted by the client. We generated approximately $1,042,000 and $2,075,000 of professional services revenue during the three and nine months ended June 30, 2008, respectively.

     Time and Materials Contracts – Revenues from time and materials contracts, which generally include product sales and installation services, are billed when services are completed based on fixed labor rates plus materials. A substantial majority of the Company’s services in this category are completed in short periods of time. The Company may, on occasion, enter into long-term contracts in which it would be appropriate to recognize revenue using long-term contract accounting such as the percentage of completion method. We generated revenues of approximately $1,314,000 and $1,964,000 from short-term time and materials contracts for the three and nine month periods ended June 30, 2008, respectively.

     Maintenance Contracts – The Company, as a representative of various original equipment manufacturers, sells extended maintenance contracts on equipment it sells and also acts as an authorized servicing agent with respect to these contracts. These contracts, which are sold as separate agreements from other products and services, are individually negotiated and are generally not bundled with other products and services. For maintenance contract sales, the Company applies the factors discussed in “EITF” 99-19 in determining whether to recognize product revenues on a gross or net basis. Maintenance contracts are typically manufacturer maintenance contracts that are sold to the customer on a reseller basis. Based on an analysis of the factors set forth in EITF 99-19, the Company has determined that it acts as an agent in these situations, and therefore recognizes revenues on a net basis. The Company’s share of revenue that it earns from originating these contracts is deferred and recognized over the life of the contract. Material and labor is charged for any service calls under these maintenance contracts on a time and materials basis which is charged to either the customer or manufacturer. We recognized approximately $9,000 and $35,000 of net maintenance revenue during both the three and nine months ended June 30, 2008.

     Revenue of approximately $166,000 was recorded related to certain contracts for which the customer requested the Company bill and hold materials to secure the price of the materials from further price increases related to inflation in commodities underlying the materials.

     The Company accounts for sales taxes collected on behalf of government authorities using the net method. Pursuant to this method, sales taxes are included in the amounts receivable and a payable is recorded for the amounts due to the government agencies.

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

Accounts Receivable

     The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses on its existing accounts receivable. Account balances deemed to be uncollectible are charged to the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. Historically, the companies acquired in the business combinations described in Note 4 have experienced minimal credit losses. We currently believe the majority of our receivables are collectible due to the nature of the industry and the substantial customer deposits initially received at contract inception. We have established an allowance for doubtful accounts as an estimate of potential credit risk due to current market conditions.

Inventory

     Inventory, which consists of business telephone systems and associated equipment and parts, is stated at the lower of cost (first-in, first-out method) or market. In the case of slow moving items, we may write down or calculate a reserve to reflect a reduced marketability for the item. The actual percentage reserved will depend on the total quantity on hand, its sales history, and expected near term sales prospects. When we discontinue sales of a product, we will write down the value of inventory to an amount equal to its estimated net realizable value less all applicable disposition costs. Slow moving items include spare parts for older phone systems that the Company uses to repair or upgrade customer phone systems. A portion of these items, which are stated at their net realizable value, are likely to be used after the next twelve months and are therefore presented as non-current inventory in the accompanying condensed consolidated balance sheet. A significant portion of the inventory on hand at June 30, 2008 was acquired in the business combinations completed on December 20, 2007. These goods are stated at the net realizable value established using the purchase method of accounting (Note 4) less a reserve for obsolete inventory as phone systems for which we carry spare parts are discontinued and diminish in the marketplace.

Property and Equipment

     Property and equipment is stated at cost, including any cost to place the property into service, less accumulated depreciation. Depreciation is recorded over the estimated useful lives of the assets which currently range from 2 to 5 years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease.

Concentration of Credit Risk

     Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and cash equivalents. We maintain our cash accounts at high quality financial institutions with balances, at times, in excess of federally insured limits. As of June 30, 2008, we had no deposits in excess of federally insured limits. Management believes that the financial institutions that hold our deposits are financially sound and therefore pose minimal credit risk.

Start Up Costs

     All expenses incurred in connection with our formation and related start up activities have been expensed as incurred and are included in selling, general and administrative expenses in the accompanying condensed consolidated financial statements. Start up costs, which principally include professional fees and other administrative costs amounted to approximately $127,000 for the three and nine months ended June 30, 2008 and are included in selling general and administrative expense in the accompanying condensed consolidated statement of operations.

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

     The Company’s amortizable intangible assets include customer relationships, covenants not to compete and tradenames. These costs are being amortized using the straight-line method over their estimated useful lives. The estimated fair values and useful lives of the customer relationships, non-compete agreements and tradenames are preliminary as of June 30, 2008 as established by the Company using the purchase method of accounting. These amounts will be adjusted when the Company completes its valuation.

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

Preferred Stock

     We apply the guidance enumerated in SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” and EITF Topic D-98 “Classification and Measurement of Redeemable Securities,” when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value in accordance with SFAS 150. All other issuances of preferred stock are subject to the classification and measurement principles of EITF Topic D-98. Accordingly we classify conditionally redeemable preferred shares (if any), which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control, as temporary equity. At all other times, we classify our preferred shares in stockholders’ equity. Our preferred shares do not feature any redemption rights within the holders control or conditional redemption features not within our control as of June 30, 2008. Accordingly all issuances of preferred stock are presented as a component of condensed consolidated stockholders’ (deficit) equity.

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

     We evaluated the conversion option featured in the Bridge Financing Facility and Bridge Notes that are more fully described in Note 10. These conversion options provide the noteholders, of whom three are also founding stockholders and/or directors of Beacon, with the right to convert any advances outstanding under the facility, into shares of our common stock at anytime upon or after the completion of the entire Private Placement described in Note 14. The conversion options embedded in these notes would not have been exercisable unless and until we raised the full $4,000,000 of proceeds stipulated in the Private Placement that was commenced during the three months ended December 31, 2007 and completed during the nine months ended June 30, 2008.

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

     Our free standing derivatives consist of warrants to purchase common stock that were issued to three founding stockholders/directors and one independent qualified investor in connection with the Bridge Financing Facility and Bridge Notes described in Note 10, warrants issued pursuant to equity financing arrangements described in Note 12, warrants issued to the Series A and A-1 Preferred Stock stockholders, and warrants issued to the placement agent and its affiliates in connection with the Private Placements described in Note 14. We evaluated the common stock purchase warrants to assess their proper classification in the balance sheet as of June 30, 2008 using the applicable classification criteria enumerated in EITF 00-19. We determined that the common stock purchase warrants do not feature any characteristics permitting net cash settlement at the option of the holders. Accordingly, these instruments have been classified in stockholders’ equity in the accompanying condensed consolidated balance sheet as of June 30, 2008.

Share-Based Payments

     We account for stock-based compensation using Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Accounting for Stock-Based Compensation” (“SFAS 123(R)”), as amended, which results in the recognition of compensation expense for stock-based compensation. The Company adopted SFAS 123(R) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model. The recognized expense is net of expected forfeitures and restatement of prior periods is not required. The fair value of restricted stock is determined based on the number of shares granted and the fair value of the Company’s common stock on date of grant.

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

     Effective June 6, 2007 (date of inception), we adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) – an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on the derecognition of income tax liabilities, classification of interest and penalties on income taxes, and accounting for uncertain tax positions in interim period financial statements. Our policy is to record interest and penalties on uncertain tax provisions as a component of our income tax expense.

     As described in Note 15, we completed our preliminary assessment of uncertain tax positions in accordance with FIN 48 during the period of June 6, 2007 through September 30, 2007 and for the nine months June 30, 2008, including the effects of the Share Exchange Transaction described in Note 1 and business combinations completed as described in Note 4. Based on this preliminary assessment, we have determined that we have no material uncertain income tax positions requiring recognition or disclosure in accordance with FIN 48.

Net Loss Per Share

     Net loss per share is presented in accordance with SFAS No. 128 “Earnings Per Share." (“SFAS 128”) Under SFAS 128, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average shares of common stock outstanding for the period and excludes any potentially dilutive securities. Diluted earnings per share reflects the potential dilution that would occur upon the exercise or conversion of all dilutive securities into common stock. The computation of loss per share for the three and six month periods ended June 30, 2008 excludes potentially dilutive securities because their inclusion would be anti-dilutive.

     Shares of common stock issuable upon conversion or exercise of potentially dilutive securities at June 30, 2008 are as follows:

			Total
	Stock	Common	Common
	Options and	Stock	Stock
	Warrants	Equivalents	Equivalents

Series A Convertible Preferred Stock	2,666,666	5,333,333	7,999,999
Series A-1 Convertible Preferred Stock	533,333	1,066,667	1,600,000
Placement Agent	1,248,000		1,248,000
Bridge Financings	1,211,000	1,166,666	2,377,666
Compensatory	300,000		300,000
Equity Financing Arrangements	83,333		83,333
Employee Stock Options	120,900		120,900

	6,163,232	7,566,666	13,729,898

     The table above includes 266,000 contingently exercisable common stock purchase warrants issued to the bridge financing participants (Note 10).

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

     In February 2008, SFAS 157 was amended by FSP 157-2, “Effective Date of FASB Statement No. 157: Fair Value Measurements” (“FSP 157-2”). As such, SFAS 157 (as amended) is partially effective for measurements and disclosures of financial assets and liabilities for fiscal years beginning after November 15, 2007 and is fully effective for measurement and disclosure provisions on all applicable assets and liabilities for fiscal years beginning after November 15, 2008. We are currently evaluating the impact that FSP 157-2 will have on our condensed consolidated financial statements.

     On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). The guidance in SFAS 159 “allows” reporting entities to “choose” to measure many financial instruments and certain other items at fair value. The objective underlying the development of this literature is to improve financial reporting by providing reporting entities with the opportunity to reduce volatility in reported earnings that results from measuring related assets and liabilities differently without having to apply complex hedge accounting provisions, using the guidance in SFAS 133, as amended. The provisions of SFAS 159 are applicable to all reporting entities and are effective as of the beginning of the first fiscal year that begins subsequent to November 15, 2007. The adoption of SFAS 159 is not expected to have a material effect on the Company’s condensed consolidated financial statements.

     In June 2007, the EITF reached a consensus on EITF Issue No. 06-11, “Accounting for Income Tax Benefits on Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 addresses share-based payment arrangements with dividend protection features that entitle employees to receive (a) dividends on equity-classified nonvested shares, (b) dividend equivalents on equity-classified nonvested share units, or (c) payments equal to the dividends paid on the underlying shares while an equity-classified share option is outstanding, when those dividends or dividend equivalents are charged to retained earnings under SFAS 123R and result in an income tax deduction for the employer. A realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings are paid to employees for equity-classified nonvested shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase in additional paid in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payments for fiscal years beginning after December 15, 2007. The adoption of this pronouncement is not expected to have a material impact on the condensed consolidated financial statements.

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

     In December 2007, the SEC staff issued SAB No. 110 (“SAB 110”), “Share-Based Payment,” which amends SAB 107, “Share-Based Payment,” to permit public companies, under certain circumstances, to use the simplified method in SAB 107 for employee option grants after December 31, 2007. Use of the simplified method after December 2007 is permitted only for companies whose historical data about their employees’ exercise behavior does not provide a reasonable basis for estimating the expected term of the options. The adoption of this pronouncement did not have a material effect on the Company’s condensed consolidated financial statements.

     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any noncontrolling interests as a separate component of stockholders’ equity. The Company would also be required to present any net income allocable to noncontrolling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of operations. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 will have an impact on the presentation and disclosure of the noncontrolling interests of any non wholly-owned businesses after the effective date of this pronouncement.

     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 “Disclosure about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is evaluating the impact of this pronouncement on the Company’s condensed consolidated financial position, results of operations and cash flows.

     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statement of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles,” and is not anticipated to have any impact on the Company’s condensed consolidated financial statements.

     Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s condensed consolidated financial statements upon adoption.

NOTE 4 – BUSINESS COMBINATIONS

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

     The ADS Note (Note 10) has a term of 48 months, bearing interest at the prime rate, and is secured by the assets acquired by Beacon from ADSnetcurve. The ADS Note provides for monthly principal and interest payments of $7,219. The ADS Note also contains a pre-payment provision such that, following the initial Private Placement, we are required to make additional principal payments equal to 3.2% of the net amount received by us from any equity capital raised, in excess of $1,000,000, after the closing date until such time as the ADS Note has been paid in full. During the three and nine months ended June 30, 2008, the Company made payments of $28,875 and $50,531 on this note representing $24,048 and $40,385 of principal and $4,807 and $10,146 of interest, respectively.

     If, from the closing date to the first anniversary of the closing of this transaction, the annual revenue generated by ADSnetcurve amounts to less than $1,800,000, then the balance due under the ADS Note will be reduced by up to 60% of its principal amount but will not be less than $120,000. As of June 30, 2008, Management believes that the ADS Note will not be adjusted to an amount less than $300,000 and has therefore included the entire amount of the note in the purchase consideration.

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

     Beginning December 21, 2007, the day immediately following the effective date of the transaction, the financial results of Bell-Haun Systems Inc. were consolidated with those of our business. The acquisition was accounted for under the purchase method of accounting, whereby a preliminary valuation of the fair values of the assets acquired and liabilities assumed was performed as of December 20, 2007. The aggregate amount of the purchase price which amounted to $794,100 plus the amount of the net liabilities assumed which amounted to $599,520 (grand total of $1,393,620), was allocated to goodwill and other intangible assets. Goodwill initially amounted to approximately $520,000, subsequently adjusted to approximately $416,000 as of June 30, 2008, upon continued review of the fair values of assets purchased and liabilities assumed, and separately identifiable intangibles consisting of customer relationships and non-compete agreements amounted to an aggregate of $873,760. The preliminary estimates will be adjusted as necessary when the final valuation is completed.

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

     CETCON provides engineering consulting services to commercial and government entities with respect to the design and implementation of their voice, data, video, and security infrastructures and systems. The Company acquired CETCON because the business provides systems design and engineering services that include evaluating information technology needs (including voice, data, video, and security needs) and also designs and engineers systems(i.e., hardware) and infrastructure (i.e., cabling and connectivity) to meet those needs at the enterprise level.

     The aggregate purchase price paid by Beacon, inclusive of direct transaction expenses, in connection with the CETCON acquisition amounted to $2,158,111, including 900,000 shares of common stock valued at $.85 per share, $700,000 of cash, a $600,000 secured promissory note (the “CETCON Note”) and direct transaction costs of $235,519 net of cash acquired of $142,407.

     The CETCON Note (Note 10) has a term of 60 months, bearing interest at 8% APR. The CETCON Note provides for monthly principal and interest payments in the amount of $12,166 and is secured by the assets acquired by us in this transaction (subordinate only to existing senior debt of $194,947 assumed in the acquisition which was repaid from proceeds of a new credit facility entered into on March 14, 2008 (Note 10)). If, from the closing date to October 31, 2008, the revenue generated from CETCON is less than $2,000,000, the principal amount of the CETCON Note will be reduced by the percentage of the actual revenue divided by $2,000,000. We believe that the minimum revenue of $2,000,000 provided for in the CETCON Note for which there would be consideration payable is probable. Accordingly, the full principal amount of the CETCON Note is included in the purchase consideration paid to the seller as of the closing date of the acquisition. During the three and nine months ended June 30, 2008, the Company made payments of $36,498 and $72,995 on this note representing $25,158 and $49,819 of principal and $11,340 and $23,176 of interest, respectively.

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

Strategic Communications, Inc.

     On December 20, 2007, pursuant to an Asset Purchase Agreement (the “Strategic Agreement”), our acquisition of selected assets Strategic Communications, LLC (“Strategic”) became effective. The Strategic Agreement was entered into between Beacon, Strategic and the members of Strategic, whereby we acquired substantially all of the assets and assumed certain of the liabilities of Strategic. Contemporaneously with the Strategic Agreement, Beacon, RFK Communications, LLC (“RFK”) (co- owner of Strategic Communications, Inc.) and the members of RFK entered into an Asset Purchase Agreement, whereby we acquired substantially all of the assets and assumed certain of the liabilities of RFK.

     Strategic was a voice, video and data communication systems solutions provider. Strategic specifically provided procurement for carrier services (including voice, video, data, Internet, local and long distance telephone applications), infrastructure services (including cabling and equipment); routers, servers and hubs; telephone systems, voicemail, general technology products and maintenance support. The Company acquired certain Strategic assets because it believes the business provides it with a customer base and presence in the greater Louisville, Kentucky region and an established presence in the market for products and services needed to design and implement these types of systems.

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

     The Strategic Secured Note (Note 10) has a term of 60 months, bearing interest at 8% APR. The Strategic Secured Note provides for monthly principal and interest payments of $11,405. If, from the closing date to the first anniversary of the closing of this transaction, the revenue generated from Strategic is less than $4.5 million, the principal amount of the Strategic Secured Note will be reduced by percentage of the actual revenue divided by the minimum threshold. We believe that the minimum threshold provided for in the Strategic Secured Note for which there would be consideration payable is probable. Accordingly, the full principal amount of the Strategic Secured Note is included in the purchase consideration paid to the seller as of the closing date of the acquisition. We may prepay all or a portion of the outstanding principal amount and accrued interest under the Strategic Secured Note. During the three and nine months ended June 30, 2008, the Company made payments of $34,216 and $68,433 on this note representing $23,585 and $46,705 of principal and $10,631 and $21,728 of interest, respectively.

     The Strategic Escrow Note bears interest at the Federal short term rate (4% as of June 30, 2008) and matures on the earlier of the final round of equity financing (as that term is defined in the Strategic Escrow Note) or December 31, 2008 (the “Maturity Date”), at which time the entire principal and accrued interest will be due and payable. The Company may prepay all or a portion of the outstanding principal amount and accrued interest under the Strategic Escrow Note. In addition, the Company has agreed to pay interest and penalties that Strategic incurs related to a tax liability it incurred prior to the acquisition. The acquired assets were encumbered by an aggregate of $313,000 of tax liens as of the time of the closing of this transaction; however Strategic, as the seller in this transaction, is still the primary obligor of this liability and is still therefore primarily liable for payment of the entire balance, including penalties and interest. As described in Note 17, the remaining amount of the liens of approximately $281,000 was settled on July 1, 2008 pursuant to an agreement by and among Strategic Communications LLC, Beacon, and the Internal Revenue Service. During the three and nine months ended June 30, 2008, the Company paid and settled $81,383 and $158,330 of obligations to taxing authorities on behalf of Strategic Communications, its former owners and principals to settle state and local tax liens, as well as payments to settle portions of outstanding federal tax obligations payable at the time of the acquisition.

     Beginning December 21, 2007, the day immediately following the effective date of the transaction, the financial results of Strategic were consolidated with those of our business. The acquisition was accounted for under the purchase method of accounting, whereby a preliminary valuation of the fair values of the assets acquired and liabilities assumed was performed as of December 20, 2007. The excess of the purchase price over the net tangible and separately identifiable intangible assets acquired amounted to $723,509 and was recorded as goodwill, subsequently adjusted to $773,794 as of June 30, 2008, upon continued review of the estimate fair values of the assets purchased and liabilities assumed in the transaction. Other separately identifiable intangibles consisting of customer relationships, non-compete agreements and tradenames amounted to an estimated aggregate fair value of $1,340,400. The preliminary estimates will be adjusted as necessary when the final valuation is completed.

Business Combination Accounting

     The Company accounted for its acquisitions of ADSnetcurve, Bell-Haun, CETCON and Strategic using the purchase method of accounting prescribed under SFAS 141 "Business Combinations." Under the purchase method, the acquiring enterprise records any purchase consideration issued to the sellers of the acquired business at their fair values. The aggregate of the fair value of the purchase consideration plus any direct transaction expenses incurred by the acquiring enterprise is allocated to the assets acquired (including any separately identifiable intangibles) and liabilities assumed based on their fair values at the date of acquisition. The excess of cost of the acquired entities over the fair values of assets acquired and liabilities assumed was recorded as goodwill. The results of operations for each of the acquired companies following the dates of each of the business combination (which was December 20, 2007) are included in the Company’s consolidated results of operations for the three and nine month periods ended June 30, 2008. The Company evaluated each of the aforementioned transactions to identify the acquiring entity as required under SFAS 141 for business combinations effected through an exchange of equity interests. Based on such evaluation the Company determined that it was the acquiring entity in each transaction (and cumulatively for all transactions) as (1) the larger portion of the relative voting rights in each of the acquired business and in the combined business as a whole was retained by the existing Beacon stockholders, (2) there are no significant minority interests or organized groups of interests carried over from the acquired entities that could exercise significant influence over the operating policies or management decisions of the combined entity, (3) the sellers in each of these transactions have no participation on the board of directors nor are they involved in any corporate governance functions of the combined entity and (4) a majority of the Senior Management positions in the combined entity, including those of the Chairman and Chief Executive Officer and the Chief Accounting Officer, were retained by officers of Beacon both prior and subsequent to the business combination .The following table provides a breakdown of the purchase prices of each of the acquired businesses including the fair value of purchase consideration issued to the sellers of the acquired business and direct transaction expenses incurred by the Company in connection with consummating these transactions:

		Bell-Haun		Strategic	Total
	ADSnetcurve	Systems	CETCON	Communications	Consideration

Cash paid	$666,079	$155,048	$700,000	$220,500	$1,741,627
Notes payable	300,000	119,000	600,000	904,500	1,923,500
Common stock issued	595,000	425,000	765,000	956,250	2,741,250
Direct acquisition costs (including
$36,924 of accrued but unpaid)	172,345	95,052	235,519	127,276	630,192
Net of cash acquired	(5,876)	-	(142,407)	-	(148,283)

	$1,727,548	$794,100	$2,158,111	$2,208,526	$6,888,285

     The fair value of common stock issued to the sellers as purchase consideration was determined to be $.85 per share based on the selling prices of equity securities issued by the Company in the Private Placement Transaction described in Note 14. The fair value of note obligations issued to the sellers as purchase consideration is considered to be equal to their principal amounts because such notes feature interest rates that are deemed to be comparable for instruments of similar credit risk. Transaction expenses, which include legal fees and transaction advisory services directly related to the acquisitions amounted to approximately $630,000. Such fees included legal, accounting and business broker fees paid in cash.

     The Company also evaluated all post combination payments payable or potentially payable to the sellers of the acquired business as either contingent consideration or compensation under applicable employment agreements to determine their proper characterization in accordance with EITF 95-8 “Accounting for Contingent Consideration Issued in a Purchase Business Combination.” The Company determined that potential contingent consideration payable to certain sellers of the acquired businesses upon the attainment of certain pre-defined financial milestones should be accounted for as additional purchase consideration because there are no future services required on the part of such sellers in order for them to be entitled to those payments. In addition, the Company deems these payments to be a component of the implied value of the acquired businesses for which payment would be made based on financial performance. Conversely, any payments to be made to certain sellers of the acquired businesses under their respective employment agreements are deemed to be compensation for post combination services because such payments, which management believes are comparable to amounts for similar employment services, require the continuation of post-combination employment services.

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

		Bell-Haun		Strategic	Total
	ADSnetcurve	Systems	CETCON	Communications	Consideration

Accounts receivable	$151,208	$71,335	$466,458	$-	$689,001
Inventory	-	168,065	-	471,345	639,410
Prepaid expenses and other current assets	13,430	34,522	5,516	1,815	55,283
Property and equipment	47,500	19,243	20,000	140,000	226,743
Goodwill	614,384	416,291	944,220	775,801	2,750,696
Customer relationships	812,027	773,760	927,887	1,190,400	3,704,074
Covenants not to compete	100,000	100,000	200,000	100,000	500,000
Tradenames	50,000	-	-	50,000	100,000
Security deposits	21,541	-	-	6,050	27,591
Line of credit obligation	-	(250,000)	-	-	(250,000)
Accounts payable and accrued liabilities	(50,091)	(284,950)	(5,491)	(491,600)	(832,132)
Customer deposits	(32,451)	(44,914)	(205,532)	(9,795)	(292,692)
Capital lease obligations	-	-	-	(25,490)	(25,490)
Long-term debt	-	(159,252)	(194,947)	-	(354,199)
Other acquisition liability	-	(50,000)	-	-	(50,000)

	$1,727,548	$794,100	$2,158,111	$2,208,526	$6,888,285

Net tangible asset acquired (liabilities assumed)	$151,137	$(495,951)	$86,004	$92,325	$(166,485)

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

     The unaudited pro-forma financial information for the nine months ended June 30, 2008 combines the historical results of Beacon for the nine months ended June 30, 2008 and the historical results of ADSnetcurve, Bell-Haun, CETCON and Strategic for the same period. The acquisitions of the businesses were completed on December 20, 2007. Accordingly, the results of the acquired companies were fully consolidated with those of the Company for the three months ended June 30, 2008. The unaudited pro-forma financial results for the three and nine months ended June 30, 2007 combines the historical results of ADSnetcurve, Bell-Haun, CETCON and Strategic with those of the Company as if these acquisitions had been completed as of the beginning of each of the periods presented. The pro-forma weighted average number of shares outstanding also assumes that the Share Exchange Transaction and Series A Private Placement described in Note 1 was completed as of the beginning of each of the periods presented.

	Three Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2007	2007

	(Unaudited)	(Unaudited)
Net sales	$2,128,004	$6,358,507
Loss from operations	$24,804	$36,322
Net loss available to common stockholders	$(17,458)	$(48,202)
Net loss per share - basic and diluted	$(0.00)	$(0.00)
Pro-forma weighted average shares outstanding	10,468,121	10,468,121

     The unaudited pro-forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions of these businesses had taken place at the beginning of each of the periods presented.

NOTE 5 – ACCOUNTS RECEIVABLE

     Accounts receivable amounted to approximately $1,398,000 consisting of gross receivables of approximately $1,448,000 less an allowance for doubtful accounts of $50,000 as of June 30, 2008. The Company and its predecessor businesses have historically experienced minimal credit losses. However, credit risk has increased due to market conditions and an allowance for doubtful accounts has been established as an estimate of potential losses due to market conditions.

NOTE 6 – INVENTORY, NET

Inventory consists of the following as of June 30, 2008:

Inventory (principally parts and system components)	$737,414
Less: reserve for obsolete inventory	$(20,000)
Less: current portion	(618,256)

Inventory, non-current	$99,158

     A substantial amount of the inventory includes parts and system components for phone systems that the Company uses to fulfill repair, maintenance services and/or upgrade requirements. A portion of these items, which are stated at their net realizable value, are likely to be used after the next twelve months and are therefore presented as non-current inventory in the accompanying balance sheet. A significant portion of the inventory on hand at June 30, 2008 was acquired in the business combinations completed on December 20, 2007, which are stated at net realizable value using the purchase method of accounting. The Company has established a reserve for obsolete inventory as phone systems for which we carry spare parts are discontinued and diminish in the marketplace.

NOTE 7 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following as of June 30, 2008:

Computer equipment	$143,489
Vehicles	80,934
Furniture and fixtures	45,000
Leasehold Improvements	14,339
Software	12,225

295,987
Less: accumulated depreciation	(44,749)

$251,238

     Property and equipment includes $20,541 of vehicles financed under capital lease obligations that the Company assumed in its acquisitions of Strategic Communications. Depreciation and amortization amounted $23,571 and $44,749 for the three and nine months ended June 30, 2008.

NOTE 8 - INTANGIBLE ASSETS, NET

     The following table is a summary of the intangible assets acquired in business combinations as described in Note 4:

		Bell-Haun		Strategic	Total
	ADSnetcurve	Systems	CETCON	Communications	Consideration

Goodwill	$614,384	$416,291	$944,220	$775,801	$2,750,696

		Bell-Haun		Strategic	Total
	ADSnetcurve	Systems	CETCON	Communications	Consideration

Customer relationships	812,027	773,760	927,887	1,190,400	3,704,074
Contracts not to compete	100,000	100,000	200,000	100,000	500,000
Tradenames	50,000	-	-	50,000	100,000

	962,027	873,760	1,127,887	1,340,400	4,304,074
Less: Accumulated amortization	(75,244)	(67,878)	(102,728)	(95,406)	(341,256)

Intangibles, net	886,783	805,882	1,025,159	1,244,994	3,962,818

     The above noted intangible assets are being amortized on a straight-line basis. Customer relationships are being amortized over a 10 year useful life, contracts not to compete are being amortized over a 2 year useful life and tradenames are being amortized over a 5 year useful life, based on the estimated economic benefit.

The following is a summary of amortization expense for the next five years and thereafter:

2008	$ 320,205
2009	632,188
2010	390,407
2011	390,407
2012	389,750
Thereafter	1,839,861

$3,962,818

     The values of the goodwill and intangible assets and the estimated useful lives are preliminary based on estimates made by management using the purchase method of accounting described in Note 4. These amounts are subject to change upon the final determination of the purchase price allocations described in Note 4.

NOTE 9 – ACCRUED EXPENSES

Accrued expenses consist of the following at June 30, 2008:

Accrued compensation	$195,101
Accrued purchases	162,313
Accrued dividends	100,353
Accrued sales taxes	60,553
Accrued non-competes	50,000
Accrued expense reimbursements	46,921
Accrued interest	35,918
Accrued other	90,145

$741,304

NOTE 10 – NOTES PAYABLE AND LONG TERM DEBT

Bridge Financing Transactions

     On July 16, 2007, the Company entered into a $500,000 Bridge Financing Facility provided by two of its founding stockholders who are also directors of the Company. The terms of the facility provide for the founding stockholders/directors to make up to $500,000 of advances to the Company on a discretionary basis at any time prior to the closing of an equity offering in which gross proceeds are at least $4,000,000 (the “Qualified Offering”). As of June 30, 2008, the entire facility had been drawn down of which $278,000 of the proceeds were received prior to September 30, 2007 and the remaining $222,000 of proceeds were received during the three months ended December 31, 2007.

     Advances under this facility bear interest at the Prime Rate (5.00% as of June 30, 2008) per annum and were to originally mature (i) in the event a Qualified Offering did not occur on or prior to December 31, 2007, on December 31, 2007; or (ii) in the event a Qualified Offering occurred prior to December 31, 2007, on demand at any time following the completion of the offering but not more than twenty-four (24) months after the date of the closing of the Qualified Offering. Certain warrants described below that we issued to the note holders would vest for each month repayment is deferred. In December 2007, the Company was informed that only a portion of the Private Placement described in Note 14 (which would have satisfied the requirement to complete a Qualified Offering) would be completed by December 31, 2007. Based on this development, the note holders agreed, on December 28, 2007, not to demand repayment of the notes before the completion of the Private Placement or December 31, 2008, whichever came first. On May 15, 2008, the noteholders agreed not to demand repayment of the notes before the completion of an offering in which the Company raises at least $3 million of additional equity financing or April 1, 2009, whichever comes first. Accordingly, the notes are included in current liabilities at June 30, 2008.

     As of June 30, 2008, the notes are convertible into our common stock at a conversion price equal to $.60 per share, or into the number and type of such equity securities into which the shares otherwise issuable upon such conversion are converted or exchanged under the terms of a merger, exchange or reorganization consummated by the Company prior to or at the time of a Qualified Offering. Unpaid principal is payable in cash or stock at the option of the holder if the conversion option is effected and all unpaid accrued interest is payable in cash only.

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

     In connection with the issuance of the Bridge Financing Facility, we issued warrants to purchase shares of our common stock (the “Warrants”). The Warrants allow the holders to purchase up to 865,000 shares of our common stock at an exercise price of $1.00 per share, of which 625,000 are immediately exercisable. The remaining 240,000 Warrants (the “Contingent Bridge Facility Warrants”) vest and become exercisable at a rate of 10,000 shares on the 15th of each month from the date of a Qualified Offering until the maturity date of the Bridge Financing Facility for each month that the demand for payment is deferred. Upon full conversion of the advances into shares of Beacon common stock or upon the final maturity date, all remaining unvested Contingent Bridge Facility Warrants will automatically vest and become exercisable. If the founding stockholders/directors require prepayment of the advances after the completion of a Qualified Offering but prior to the final maturity date, all remaining unvested Warrants will be forfeited and canceled. The Warrants expire on June 30, 2012. As of June 30, 2008, 50,000 Warrants had vested under the terms of the Bridge Financing Facility. The value of the Warrants was nominal as of the commitment date of July 16, 2007 and therefore did not have a material impact on our condensed consolidated results of operations.

     The fair value of the 625,000 exercisable Warrants, which amounted to $0, was calculated using the Black-Scholes option pricing model. Assumptions relating to the estimated fair value of the Warrants are as follows: fair value of common stock of $.002 on the commitment date of July 16, 2007; risk-free interest rate of 4.95%; expected dividend yield of zero percent; life of five years; and current volatility of 66.34% .

     The final closing of the Private Placement was completed on February 12, 2008. Accordingly, the founding stockholders/directors have the right to demand repayment of these notes in cash at any time after February 12, 2008. From the date of the final closing of the Private Placement on February 12, 2008, the founding stockholders/directors may also (at their option) convert the outstanding principal into 833,333 shares of our common stock at an exercise price of $0.60 per share and receive cash payment of accrued and unpaid interest. In addition to the above, vesting commenced on the Contingent Bridge Facility Warrants on February 12, 2008. We recorded $18,000 and $32,600 of non-cash interest expense related to the 30,000 and 50,000 Contingent Bridge Facility Warrants that vested and became exercisable during the three and nine months ended June 30, 2008, respectively. The fair value of the vested Contingent Bridge Facility Warrants was calculated using the Black-Scholes valuation model as detailed in the following table:

		Expected		Fair Value			Risk-Free	Value	Charge to
Vesting	Quantity	Life	Strike	of Common	Volatility	Dividend	Interese	per	Interest
Date	Vested	(days)	Price	Stock	Rate	Yield	Rate	Warrant	Expense

2/15/2008	10,000	1,825	$1.00	$1.35	66.34%	0%	2.76%	$0.86	$8,600.00
3/15/2008	10,000	1,796	$1.00	$1.04	66.34%	0%	2.37%	$0.60	$6,000.00
4/15/2008	10,000	1,765	$1.00	$1.15	66.34%	0%	2.68%	$0.69	$6,900.00
5/15/2008	10,000	1,735	$1.00	$0.95	66.34%	0%	3.10%	$0.53	$5,300.00
6/15/2008	10,000	1,704	$1.00	$1.01	66.34%	0%	3.73%	$0.58	$5,800.00

     We recorded $6,420 and $21,368 of contractual interest expense under this arrangement for the three and nine months ended June 30, 2008, of which $14,520 is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet.

     On November 15, 2007, we issued $200,000 of convertible notes payable (the “Bridge Notes”) in a separate debt financing. Of this amount, $100,000 of the Bridge Notes was issued to one of the directors of Beacon. These Bridge Notes were issued under terms substantially identical to the terms stipulated under the Bridge Financing Facility described above. The holders of the Bridge Notes also agreed, on December 28, 2007, not to demand repayment of these notes before the completion of the Private Placement described in Note 14 or December 31, 2008, whichever came first. The effect of the change in the maturity dates of these notes was insignificant to the Company’s financial results. Accordingly, these notes are due on demand anytime after the completion of the Private Placement described in Note 14, which occurred on February 12, 2008. On March 15, 2008, the noteholders agreed not to demand repayment of the notes before the completion of an offering in which the Company raises at least $3 million of additional equity financing or April 1, 2009, whichever comes first. Accordingly, the notes are included in current liabilities at June 30, 2008.

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

     In connection with the issuance of the Bridge Notes, we also issued warrants to purchase shares of our common stock (the “Note Warrants”). The Note Warrants allow the holders to purchase up to 346,000 shares of our common stock at an exercise price of $1.00 per share, of which 250,000 are immediately exercisable. The remaining 96,000 Note Warrants (the “Contingent Bridge Note Warrants”) vest and become exercisable at a rate of 4,000 shares per month from the date of a Qualified Offering (if completed) until the maturity date of the Bridge Notes for each month that the demand for repayment of the principal balance is deferred. Upon full conversion of the principal into shares of our common stock or upon the final maturity date, all remaining unvested Note Warrants will automatically vest and become exercisable. If the note holders require prepayment of the principal after the completion of a Qualified Offering but prior to the final maturity date, all remaining unvested Note Warrants will be forfeited and canceled. The Warrants expire on June 30, 2012.

     The fair value of the 250,000 exercisable Warrants, which amounted to $112,500, was calculated using the Black-Scholes option pricing model. Assumptions relating to the estimated fair value of the Warrants are as follows: fair value of common stock of $.85 on the commitment date of November 15, 2007; risk-free interest rate of 3.71%; expected dividend yield of zero percent; expected life of 1,689 days through June 30, 2012; and current volatility of 66.34% . Accordingly, we discounted the face value of the Bridge Notes to $128,000 and recorded an attributable equity value of $72,000 upon the original issuance of the Bridge Notes, in accordance with Accounting Principle Board Opinion No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” (“APB 14”). The discount related to the Bridge Note Warrants is being accreted over the estimated life of the Bridge Notes of 2.27 years from the date of issuance on November 15, 2007.

     The final closing of the Private Placement was completed on February 12, 2008. Accordingly, the holders of the Bridge Notes have the right to demand repayment of these notes in cash at any time after February 12, 2008 or convert, at their option, the outstanding principal into 333,333 shares of our common stock and receive cash payment of accrued and unpaid interest. The intrinsic value of the beneficial conversion feature of the Bridge Notes was determined to be approximately $0.47 per share or an aggregate of $156,169 representing more than 100% of the remaining undiscounted face value of the Bridge Notes. Accordingly, an additional discount of $128,000 to the face value of the Bridge Notes was recorded for the beneficial conversion feature of the Bridge Notes. The discount related to the beneficial conversion feature of the Bridge Notes will be accreted over the two-year contractual term of the Notes. In addition, vesting commenced on the Contingent Bridge Note Warrants on February 12, 2008.

     We recorded contractual interest expense of $2,568 and $7,601 for the three and nine months ended June 30, 2008, respectively, under this arrangement of which $7,601 is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet. In addition, we recorded accretion of the Bridge Note Warrant discount to fair value of $7,930 and $22,698 for the three and nine months ended June 30, 2008, respectively. We recorded accretion of the discount of the remaining value of the Bridge Notes related to the beneficial conversion feature of the Bridge Notes of $15,999 and $24,533 for the three and nine months ended June 30, 2008. We recorded $7,200 and $13,040 of non-cash interest expense related to the 12,000 and 20,000 Contingent Bridge Note Warrants that vested and became exercisable during the three and nine months ended June 30, 2008, respectively. The fair value of the vested Contingent Bridge Note Warrants was calculated using the Black-Scholes valuation model as detailed in the following table:

		Expected		Fair Value			Risk-Free	Value	Charge to
Vesting	Quantity	Life	Strike	of Common	Volatility	Dividend	Interese	per	Interest
Date	Vested	(days)	Price	Stock	Rate	Yield	Rate	Warrant	Expense

2/15/2008	4,000	1,825	$1.00	$1.35	66.34%	0%	2.76%	$0.86	$3,440.00
3/15/2008	4,000	1,796	$1.00	$1.04	66.34%	0%	2.37%	$0.60	$2,400.00
4/15/2008	4,000	1,765	$1.00	$1.15	66.34%	0%	2.68%	$0.69	$2,760.00
5/15/2008	4,000	1,735	$1.00	$0.95	66.34%	0%	3.10%	$0.53	$2,120.00
6/15/2008	4,000	1,704	$1.00	$1.01	66.34%	0%	3.73%	$0.58	$2,320.00

Line of Credit

     On June 11, 2008, the Company and Integra Bank entered into a credit facility, under which the Company borrowed $200,000 at a 6.00% annual interest rate the principal of which is payable on August 11, 2008. The proceeds of the note were used as short term working capital collateralized by certain customer engagements and the receivables expected to be generated there from. Cash collections related to the collateralized customer engagements will be used to repay the note.

Long Term Debt

The following is a summary of our long term debt:

Integra Bank	574,233
Acquisition notes (payable to the sellers
of the acquired businesses according
to the terms described in Note 4)
ADSnetcurve	259,615
Bell-Haun	119,000
CETCON	550,181
RFK	515,795
Strategic	183,670

2,202,494
Less: Current portion	(669,495)

Non-current portion	$1,532,999

Integra Bank

     On March 14, 2008, the Company and Integra Bank entered into a credit facility, under which the Company borrowed $600,000 at a 6.25% annual interest rate with monthly payments of $11,696 over a 60 month term that matures on March 12, 2013. The first payment was made on April 14, 2008. The proceeds of the note were used to repay the three previously outstanding notes assumed in the acquisitions, two of which were in default due to change in control provisions. The Company used a portion of the proceeds from the new installment obligation to refinance $195,000 of previously outstanding indebtedness due to the same creditor. The effect of having refinanced the previous indebtedness with this same creditor was insignificant to the Company’s financial statements and therefore is not deemed to be a constructive extinguishment of the previous balance in accordance with EITF 96-19 “Debtors Accounting for a Modification or Exchange of Debt Instruments.” Accordingly, no gain or loss has been recognized.

Acquisition Notes

     Notes payable with an aggregate value of $1,923,500 were issued as purchase consideration in our business combinations as described in Note 4. The terms of these notes, including provisions for partial acceleration in the event we raise additional equity capital in future financing transactions and optional prepayment provisions, are more fully described in Note 4.

     The following table summarizes the remaining debt principal payment obligations by year for the long-term debt other than the Bridge Financing Facility, Bridge Notes, and short term line of credit which are presumed to be paid within the next twelve months:

Year

2008	$ 669,495
2009	435,856
2010	467,599
2011	437,216
2012	178,182
Thereafter	14,146

$2,202,494

     Substantially all of the Company’s assets are pledged as collateral under its various debt obligations and tax liens pursuant to the Strategic acquisition as described in Notes 4 and 12.

NOTE 11 – CAPITAL LEASE OBLIGATIONS

     The Company assumed capital lease obligations related to service vehicles in its acquisitions of Strategic Communications under which the aggregate present value of the minimum lease payments amounted to $16,496 as of June 30, 2008. In accordance with SFAS 13, “Accounting for Leases” (“SFAS 13”), the present value of the minimum lease payments was calculated using discount rate of 5%. Lease payments, including amounts representing interest, amounted to approximately $1,725 and $5,175 for the three and nine months ended June 30, 2008, respectively.

Minimum lease payments due in years subsequent to June 30, 2008 are as follows:

Twelve Months Ended March 31, 2009	$8,867
Twelve Months Ended March 31, 2010	7,629

Total minimum lease payments	16,496
Less: amount representing interest	(388)

Present value of minimum lease payments	16,108
Current portion of long-term capital lease obligations	(8,867)

Long-term capital lease obligations, less current portion	$7,241

NOTE 12 – RELATED PARTY TRANSACTIONS

     On July 16, 2007, the Company entered into the $500,000 Bridge Financing Facility provided by two of its founding stockholders/directors (Notes 3 and 10).

     On November 15, 2007, the Company entered into a separate $100,000 bridge note with one of its directors (Notes 3 and 10).

     One of the Company’s founders also provides it with certain consulting services. There is no formal agreement between the Company and this founder. For the nine months ended June 30, 2008, the Company recorded $75,169 of compensation expense paid in cash to the founder for consulting services provided, which is included in salaries and benefits in the accompanying condensed consolidated statement of operations and a $60,000 fee for assisting in the successful execution of the Series A-1 Placement which was netted against the proceeds from the placement.

     The Company has obtained insurance through an agency owned by one of its founding stockholders/directors. Insurance expense paid through the agency for the nine months ended June 30, 2008 was $44,090 and is included in selling, general and administrative expense in the accompanying condensed consolidated statement of operations.

     On December 28, 2007, the Company entered into an equity financing arrangement with two of its directors that provided up to $300,000 of additional funding, the terms of which provided for compensation of 10,000 warrants to purchase common stock at $1.00 per share per month, for each individual for the period the financing arrangement was in effect. The warrants have a five-year term. The financing arrangement was terminated upon the close of the Series A-1 Placement. Accordingly, the Company recognized $0.00 and $58,700 of interest expense for the three and nine months ended June 30, 2008 based on the fair value of the warrants as they were earned. The fair values were calculated using the Black-Scholes option pricing model with the following assumptions:

		Expected		Fair Value			Risk-Free	Value	Charge to
Date	Quantity	Life	Strike	of Common	Volatility	Dividend	Intereset	per	Interest
Earned	Earned	(days)	Price	Stock	Rate	Yield	Rate	Warrant	Expense

1/28/2008	20,000	1,825	$1.00	$1.90	66.34%	0%	2.80%	$1.34	$26,800
2/28/2008	20,000	1,825	$1.00	$1.50	66.34%	0%	2.73%	$0.99	$19,800
3/7/2008	10,000	1,825	$1.00	$1.75	66.34%	0%	2.45%	$1.21	$12,100

     On March 26, 2008, the Company issued warrants to purchase 300,000 shares of common stock at $1.00 per share with a five-year term to one of its directors. Accordingly, the Company recognized $219,000 of share-based compensation expense for nine months ended June 30, 2008 based on the fair value of the warrants on the grant date. The fair value was calculated using the Black-Scholes option pricing model with the following assumptions:

		Expected		Fair Value			Risk-Free	Value	Charge to
Grant	Quantity	Life	Strike	of Common	Volatility	Dividend	Intereset	per	Interest
Date	Granted	(days)	Price	Stock	Rate	Yield	Rate	Warrant	Expense

3/26/2008	300,000	1,825	$1.00	$1.20	66.34%	0%	2.55%	$0.73	$219,000

     On May 15, 2008, the Company entered into an equity financing arrangement with one of its directors that provided up to $500,000 of additional funding, the terms of which provided for issuance of 33,333 warrants to purchase common stock at $1.00 per share per month for the period the financing arrangement is in effect. The warrants have a five-year term. The financing arrangement terminates upon the close of a $3,000,000 equity financing event. Accordingly, the Company recognized $19,333 of interest expense for the three and nine months ended June 30, 2008 based on the fair value of the warrants as they were earned. The fair values were calculated using the Black-Scholes option pricing model with the following assumptions:

		Expected		Fair Value			Risk-Free	Value	Charge to
Date	Quantity	Life	Strike	of Common	Volatility	Dividend	Intereset	per	Interest
Earned	Earned	(days)	Price	Stock	Rate	Yield	Rate	Warrant	Expense

6/15/2008	33,333	1,825	$1.00	$1.01	66.34%	0%	3.73%	$0.58	$19,333

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

Operating Leases

     The Company has entered into operating leases for office facilities in Louisville, KY, Columbus, OH and Cincinnati, OH. A summary of the minimum lease payments due on these operating leases exclusive of the Company’s share of operating expenses and other costs:

2008	$ 81,907
2009	170,223
2010	100,000

$352,130

Strategic Communications Tax Liability

     As further described in Note 4, the assets acquired from Strategic Communications are encumbered by $313,000 of tax liens for delinquent sales and use, payroll and income taxes incurred by Strategic prior to the acquisition on December 20, 2007. The Company has agreed to pay, under certain conditions, interest and penalties accruing on these obligations subsequent to December 20, 2007, which amounts to approximately $7,400 as of June 30, 2008. Strategic, as the seller in this transaction, is still the primary obligor of these tax liabilities and is therefore primarily liable for payment of the entire balance, including penalties and interest. Through June 30, 2008, the Company has paid aggregate obligations related to local, state and federal tax liens of approximately $158,000 and has secured the release of all but the federal tax liens as of June 30, 2008. As described in Note 17, the remaining amount of the liens of approximately $281,000 was settled on July 1, 2008 pursuant to an agreement by and among Strategic Communications LLC, Beacon, and the Internal Revenue Service (Note 17).

Legal Proceedings

     On May 13, 2008, we received a letter from counsel for Uplink Technology, Inc. (“Uplink”), which had been in litigation with Strategic Communications LLC (“Strategic”) at the time we acquired certain assets and assumed certain liabilities of Strategic. Uplink counsel claims Uplink and/or its principals are owed up to $420,000 by Strategic and demands that all net proceeds (including cash as well as our Common Stock) due by us to Strategic or its principals will continue to be held “in trust” pending the completion of the litigation between Strategic and Uplink. If we do not provide written confirmation by May 19, 2008 of our intention to do so, Uplink has stated that it will seek injunctive relief in order to obtain same. Subsequent to May 19, 2008, when Beacon had verbally responded to these issues through counsel, pursuant to discussions with counsel for Uplink, no action has been taken against Beacon nor do we expect any to be taken. Notwithstanding the foregoing, the Company cannot determine the outcome of this matter at this time. The Company is not currently a party to the litigation and management does not believe this situation will result in a material impact to our condensed consolidated financial position or results of operations. Notwithstanding the foregoing, the Company cannot determine the outcome of this matter at this time and there is no assurance that the outcome will not have a material effect on the Company’s operations.

NOTE 14 – STOCKHOLDERS EQUITY

Authorized Capital

     The Company is currently authorized to issue up to 70,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, par value $0.01 per share, of which three series have been designated: 4,500 shares of Series A Convertible Preferred Stock, 1,000 shares of Series A-1 Convertible Preferred Stock, and 4,000 shares of Series B Convertible Preferred Stock.

     Each share of Series A, Series A-1 and Series B preferred has voting rights equal to an equivalent number of common shares into which it is convertible. The holders of the Series A and Series A-1 are entitled to receive contractual cumulative dividends in preference to any dividend on the common stock at the rate of 10% per annum on the initial investment amount commencing on the date of issue. The holders of the Series B are entitled to receive contractual cumulative dividends in preference to any dividend on the common stock (but subject to the rights of the Series A and Series A-1) at the rate of 6% per annum on the initial investment amount commencing on the date of issue. Such dividends are payable on January 1, April 1, July 1 and October 1 of each year. Dividends accrued but unpaid with respect to this feature amounted to $94,904 and $5,450 as of June 30, 2008 for the Series A and A-1 preferred, respectively, and are presented as an increase in net loss available to the common stockholders of $93, 019 and $100,354 for the three and nine months ended June 30, 2008, respectively. No dividends have yet accrued on the Series B Preferred Stock. The Company has the option of paying the dividend in either common stock or cash.

     The Series A, A-1 and B Preferred Stock designation contains certain restrictive covenants including restrictions against: the declaration of dividend distributions to common stockholders; certain mergers, consolidations and business combinations; the issuance of preferred shares with rights or provisions senior to each of the Series A, A-1, and B Preferred Stock; and restrictions against incurring or assuming unsecured liabilities or indebtedness unless certain minimum performance objectives are satisfied. The Series A Preferred Stock is senior to the Series A-1 Preferred Stock, and the Series A and A-1 are senior to the Series B Preferred Stock.

     The Series A, A-1 and B Preferred Stock also contains a right of redemption in the event of liquidation or a change in control. The redemption feature provides for payment of 125% of the face value and 125% of any accrued unpaid dividends in the event of bankruptcy, change of control, or any actions to take the Company private. The amount of the redemption preference was $5,118,630 and $1,006,813 for the Series A and A-1 preferred, respectively, as of June 30, 2008. No shares of Series B Preferred Stock had been issued as of June 30, 2008.

     The Company, by resolution of the Board of Directors, may designate additional series of Preferred Stock (“blank check preferred stock”) and to fix or alter the rights, preferences, privileges and restrictions granted to or imposed upon such blank check preferred stock, and the number of shares constituting any such series of such blank check preferred stock. The rights, privileges and preferences of any such blank check preferred stock shall be subordinate to the rights, privileges and preferences to the existing Series A and Series A-1 Preferred Stock. The Series B Preferred Stock was issued as “blank check preferred stock” and as such is subordinate to the rights, privileges and preferences of the Series A and Series A-1 Preferred Stock.

     The Board of Directors may also increase or decrease the number of shares of any series (other than the Series A Preferred Stock or the Series A-1 Preferred Stock), prior or subsequent to the issue of that series, but not below the number of shares of such series then outstanding.

Private Placement of Convertible Preferred Stock

Series A Preferred Stock Placement

     During the nine months ended June 30, 2008, we issued in three Private Placement transactions, an aggregate of 4,000 shares of our Series A convertible preferred stock and five year common stock purchase warrants exercisable at $1.00 per share for net proceeds of $3,276,610 (gross proceeds of $4,000,000 less offering costs of $723,390). Offering costs included fees paid to the placement agent of $650,000 and legal and related expenses of $73,390 in addition to warrants granted to the placement agent to purchase 1,040,000 shares of our common stock at $1.00 per share with a 5 year term. An additional 600,000 warrants to purchase shares of our common stock at $1.00 per share with a 5 year term were earned by and issued to affiliates of the placement agent. The Series A is convertible into common stock at any time, at the option of the holder at a conversion price of $.75 per share. The conversion price is subject to adjustment for stock splits, stock dividends, recapitalizations, dilutive issuances and other anti-dilution provisions, including circumstances in which we, at our discretion, issue equity securities or convertible instruments that feature prices lower than the conversion price specified in the Series A preferred shares. The Series A is also automatically convertible into shares of our common stock, at the then applicable conversion price upon the closing of a firm commitment underwritten public offering of shares of our common stock yielding aggregate proceeds of not less than $20 million or under certain other circumstances when the trading volume and average trading prices of the stock attain certain specified levels.

     As described in Note 1, we evaluated the conversion options embedded in the Series A securities to determine (in accordance with SFAS 133 and EITF 00-19) whether they should be bifurcated from their host instruments and accounted for as separate derivative financial instruments. We determined, in accordance with SFAS 133, that the risks and rewards of the common shares underlying the conversion feature are clearly and closely related to those of the host instrument. Accordingly the conversion features are being accounted for as embedded conversion options in accordance with EITF 98-5 and EITF 00-27. During the nine months ended June 30, 2008, based on an evaluation of the beneficial conversion feature of the Series A Preferred Shares, the Company recorded deemed dividends of $2,483,715. The table below lists the detailed fair value of the warrants issued in each of the three closings of the Series A Preferred Stock Private Placement. The fair values were calculated using the Black-Scholes option pricing model with the following assumptions:

				Fair Value of
	Quantity of	Estimated	Estimated	Undelying	Risk-Free	Expected
Date	Warrants	Fair Value	Fair Value of	Common	Interest	Dividend	Life	Current
Issued	Issued	Per Warrant	Warrants	Stock	Rate	Yield	(Years)	Volatility

12/20/2007	1,622,600	$0.46	$746,396	$0.85	3.45%	0%	5	66.34%
1/15/2008	480,333	$0.78	$374,660	$1.25	3.00%	0%	5	66.34%
2/12/2008	563,733	$0.78	$439,712	$1.25	2.71%	0%	5	66.34%

     Accordingly, deemed dividends related to the conversion feature were recorded based on the difference between the effective conversion price of the conversion option and the fair value of the common stock at the commitment date of the transaction detailed in the table below.

	Fair Value of		Intrinsic	Common
	Common		Value of	Shares
Date of Issue/	Stock on	Effective	Beneficial	Issuable
Commitment	Commitment	Conversion	Conversion	Upon	Deemed
Date	Date	Price	Feature	Conversion	Dividend

12/20/2007	$0.85	$0.57	$0.28	3,245,200	$903,878
1/15/2008	$1.25	$0.49	$0.76	960,667	$726,820
2/12/2008	$1.25	$0.49	$0.76	1,127,466	$853,017

     The Company has reserved 5,333,333 shares of its common stock for issuance upon the conversion of its Series A convertible preferred stock and 2,666,666 shares of its common stock for issuance upon exercise of the Investor Warrants.

     As described in Note 1, the Company applies the classification and measurement principles enumerated in EITF Topic D-98 with respect to accounting for its issuances of the Series A preferred stock. The Company is required, under Nevada law, to obtain the approval of its board of directors in order to effectuate a merger, consolidation or similar event resulting in a more than 50% change in control or a sale of all or substantially all of its assets. The board of directors is then required to submit proposals to enter into these types of transactions to its stockholders for their approval by majority vote. The preferred stockholders do not currently (i) control or have representation on the Company’s Board of Directors and/or (ii) have sufficient voting rights to control a redemption of these shares by either of these events. In addition the effectuation of any transaction or series of transactions resulting in a more than 50% change in control can be made only by the Company in its sole discretion. Based on these provisions, we classified the Series A preferred shares as permanent equity in the accompanying condensed consolidated balance sheet because the liquidation events are deemed to be within the Company’s sole control in accordance with the provisions of EITF Topic D-98.

     We evaluate the Series A convertible preferred stock at each reporting date for appropriate balance sheet classification.

Series A-1 Preferred Stock Placement

     On March 7 and 11, 2008, the Company issued, in two closing of a Private Placement transaction, an aggregate of 800 shares of its Series A-1 convertible preferred stock and 533,333 five year common stock purchase warrants exercisable at $1.00 per share for net proceeds of $599,850 (gross proceeds of $800,000 less offering costs of $200,150). Offering costs included fees paid to the placement agent of $104,000, a fee for the successful completion of the placement of $60,000 paid to a related party and $36,150 in legal and relate fees in addition to warrants to purchase 208,000 shares of our common stock at $1.00 per share with a 5 year term. The Series A-1 Preferred Stock is convertible into common stock at any time, at the option of the holder at a conversion price of $.75 per share. The conversion price is subject to adjustment for stock splits, stock dividends, recapitalizations, dilutive issuances and other anti-dilution provisions, including circumstances in which we, at our discretion, issue equity securities or convertible instruments that feature prices lower than the conversion price specified for shares of Series A-1 Preferred Stock. The Series A-1 Preferred Stock is also automatically convertible into shares of our common stock, at the then applicable conversion price upon the closing of a firm commitment underwritten public offering of shares of our common stock yielding aggregate proceeds of not less than $20 million or under certain other circumstances when the trading volume and average trading prices of the stock attain certain specified levels.

     As described in Note 1, we evaluated the conversion options embedded in the Series A-1 securities to determine (in accordance with SFAS 133 and EITF 00-19) whether they should be bifurcated from their host instruments and accounted for as separate derivative financial instruments. We determined, in accordance with SFAS 133, that the risks and rewards of the common shares underlying the conversion feature are clearly and closely related to those of the host instrument. Accordingly the conversion features are being accounted for as embedded conversion options in accordance with EITF 98-5 and EITF 00-27. During the nine months ended June 30, 2008, based on an evaluation of the beneficial conversion feature of the Series A-1 Preferred Shares, the Company recorded deemed dividends of $1,411,882. The table below lists the fair value of the warrants issued in each of the two closings of the Series A-1 Preferred Stock Private Placement. The fair values were calculated using the Black-Scholes option pricing model with the following assumptions:

				Fair Value of
	Quantity of	Estimated	Estimated	Undelying	Risk-Free	Expected
Date	Warrants	Fair Value	Fair Value of	Common	Interest	Dividend	Life	Current
Issued	Issued	Per Warrant	Warrants	Stock	Rate	Yield	(Years)	Volatility

3/7/2008	515,200	$1.20	$618,240	$1.75	2.45%	0%	5	66.34%
3/11/2008	18,133	$0.99	$17,952	$1.50	2.61%	0%	5	66.34%

     Accordingly, deemed dividends related to the conversion feature were recorded based on the difference between the effective conversion price of the conversion option and the fair value of the common stock at the commitment date of the transaction detailed in the table below.

	Fair Value of		Intrinsic	Common
	Common		Value of	Shares
Date of Issue/	Stock on	Effective	Beneficial	Issuable
Commitment	Commitment	Conversion	Conversion	Upon	Deemed
Date	Date	Price	Feature	Conversion	Dividend

3/7/2008	$1.75	$0.42	$1.33	1,030,400	$1,373,867
3/11/2008	$1.50	$0.45	$1.05	36,267	$38,015

     The Company has reserved 1,066,667 shares of its common stock for issuance upon the conversion of its Series A-1 convertible preferred stock and 533,333 shares of its common stock for issuance upon exercise of the Investor Warrants.

     As described in Note 1, the Company applies the classification and measurement principles enumerated in EITF Topic D-98 with respect to accounting for its issuances of the Series A-1 preferred stock. The Company is required, under Nevada law, to obtain the approval of its board of directors in order to effectuate a merger, consolidation or similar event resulting in a more than 50% change in control or a sale of all or substantially all of its assets. The board of directors is then required to submit proposals to enter into these types of transactions to its stockholders for their approval by majority vote. The preferred stockholders do not currently (i) control or have representation on the Company’s Board of Directors and/or (ii) have sufficient voting rights to control a redemption of these shares by either of these events. In addition the effectuation of any transaction or series of transactions resulting in a more than 50% change in control can be made only by the Company in its sole discretion. Based on these provisions, we classified the Series A-1 preferred shares as permanent equity in the accompanying condensed consolidated balance sheet because the liquidation events are deemed to be within the Company’s sole control in accordance with the provisions of EITF Topic D-98.

     We evaluate the Series A-1 convertible preferred stock at each reporting date for appropriate balance sheet classification.

Preferred Stock Dividend

     On March 26, 2008, the Company elected to pay the contractual dividends due the Series A and A-1 preferred stock holders in additional shares of the related preferred stock. The shares of preferred stock are convertible into 133,805 shares of common stock. The Company follows the guidelines of EITF 00-27 when accounting for pay-in-kind dividends that are settled in convertible securities with beneficial conversion features. Therefore, effective April 1, 2008, the Company recorded a $60,212 deemed dividend related to the conversion feature based on the difference between the effective conversion price of the conversion option of $0.75 per share and the fair value of the common stock of $1.20 per share on the date of election which is considered the commitment date.

Registration Rights

     Pursuant to the terms of the registration rights agreement entered into in connection with the Series A Private Placement and Series A-1 Private Placement, the Company agreed to file with the SEC as soon as is practicable after completion of the offering a registration statement (the “Registration Statement”) and use its best efforts to have the Registration Statement declared effective not later than June 30, 2008. The Registration Statement would register for resale (i) the shares of the Company’s common stock underlying the units sold in the Private Placement (the “Units”) and (ii) the shares of the Company’s common stock issuable upon the exercise of the warrants issued to the investors and agents in these Private Placements. The Company agreed to use commercially reasonable best efforts to have such “resale” Registration Statement declared effective by the SEC as soon as possible and, in any event, not later than June 30, 2008.

     If the Registration Statement is not declared effective by the SEC by June 30, 2008 then the Company is obligated to issue to each purchaser of units in the Private Placement to pay a 1% of the aggregate purchase price of the units, for each 30 day period the Company is late in filing the Registration Statement or the Registration Statement is late in being declared effective.

     The Company applies FASB Staff Position EITF 00-19-2 “Accounting for Registration Payment Arrangements,” with respect to determining whether to record a liability for contingent consideration potentially transferable to security holders covered under registration rights agreements. On April 18, 2008, the Placement Agent waived the registration right and potential penalty subject to consent of the 60% of the holders of the Series A and Series A-1 Preferred Stock which was subsequently obtained.

Completion of Share Exchange Transaction

     On December 20, 2007, pursuant to the Share Exchange transaction between Suncrest and Beacon, Beacon exchanged 9,194,900 shares of Beacon common stock and 2,433.9 shares of Beacon Series A preferred stock for 9,194,900 shares of Suncrest common stock and 2,433.9 shares of Suncrest Series A preferred stock. The shareholders of Suncrest, prior to the recapitalization, held 3,003,847 shares of which they returned 1,730,726 for cancellation and retained 1,273,121 shares of the recapitalized company. Immediately following the Share Exchange transaction, there were 10,468,121 shares of common stock outstanding, including 9,194,900 shares held by Beacon’s existing stockholders and 1,273,121 shares held by the stockholders of Suncrest. As described in Note 1, the Share Exchange has been accounted for as a recapitalization of Beacon into Suncrest because the existing Beacon stockholders retained a majority interest in the combined enterprise. The Company paid a $305,000 fee to the stockholders of Suncrest in connection with completing the Share Exchange Transaction which is included as a component of selling, general and administrative expense in the accompanying condensed consolidated statement of operations.

Issuances of Common Stock in Business Combinations

     The Company issued 3,225,000 shares of common stock in connection with business combinations described in Note 4. The aggregate fair value of these shares amounted to $2,741,250.

Restricted Stock Grant

     On December 5, 2007, the Company issued 782,250 shares of restricted common stock with an aggregate fair value of $666,873 to the Company’s president in exchange for $156. Immediately upon the sale 150,000 shares vested with the remaining shares vesting in quantities of 210,750 shares on each of December 20, 2008, 2009 and 2010. The Company accounts for share-based compensation under SFAS No. 123(R), “Share-Based Payment,” which requires it to expense the fair value of grants made under the share based compensation programs over the vesting period of each individual agreement. Awards granted are valued and non-cash share-based compensation expense is recognized in the consolidated statements of operations in accordance with SFAS No. 123(R). The Company recognizes non-cash share-based compensation expense ratably over the requisite service period which generally equals the vesting period of awards, adjusted for expected forfeitures. The Company recognized $44,610 and $221,593 of non-cash share-based compensation expense during the three and nine months ended June 30, 2008, respectively, in connection with such grants. Unamortized compensation under this arrangement amounted to $445,124 as of June 30, 2008 and will be amortized over the remaining vesting period of 3 years. The shares vest immediately upon the Company’s termination without cause or the Executive’s resignation if in response to certain defined actions taken by the Company adverse to Executive’s employment which constitute good reason as defined in the Executive’s employment agreement. In the event of termination for cause, or resignation without good reason, the Company has the right to repurchase any unvested shares for nominal consideration.

Compensatory Warrants Issuance

     On March 26, 2008, the Company issued warrants to purchase 300,000 shares of common stock at $1.00 per share with a five-year term to one of its directors. Accordingly, the Company recognized $219,000 of share-based compensation expense for the nine months ended June 30, 2008 based on the fair value of the warrants on the grant date. The fair value was calculated using the Black-Scholes option pricing model with the following assumptions:

		Expected					Risk-Free	Value	Charge to
Grant	Quantity	Life	Strike	Underlying		Dividend	Intereset	per	Interest
Date	Granted	(days)	Price	Price	Volatility	Yield	Rate	Warrant	Expense

3/26/2008	300,000	1,825	$1.00	$1.20	66.34%	0%	2.55%	$0.73	$219,000

Contingent Warrants Grant

     On May 8, 2008, the Company granted warrants to purchase 168,421 shares of common stock to each of Bruce Widener and Rick Hughes at a purchase price of $1.20 per common share to be delivered upon the completion of the Company’s 2008 capital funding objective of a debt or equity financing with gross proceeds of $4,000,000 to the Corporation. No financing transaction meeting the specifications for delivery has been completed as of June 30, 2008. Accordingly, there has been no accounting recognition related to this item.

NOTE 15 – INCOME TAXES

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

     Bell-Haun, previous to its acquisition by the Company had net operating losses of approximately $969,000 expiring at various times through 2027. Bell-Haun filed Federal and State income tax returns for the years ended December 31, 2004, 2005 and 2006 that have not been examined by the applicable Federal and State tax authorities

     The Company performed a preliminary assessment of possible uncertain tax positions under FIN 48. Based on this preliminary assessment management does not believe that the Company has any material uncertain tax positions requiring recognition or measurement in accordance with the provisions of FIN 48. Accordingly, the adoption of FIN 48 did not have a material effect on the Company financial statements. The Company’s policy is to classify penalties and interest associated with uncertain tax positions, if required as a component of its income tax provision. The Company also intends to perform a nexus study but has, on a preliminary basis, determined it must file State income tax returns in Indiana, Kentucky, Nevada and Ohio.

     The Company is in the process of evaluating and quantifying the extent of any deferred tax assets of Suncrest and Bell-Haun that may have existed as of the dates of the Share Exchange Transaction and acquisition of Bell-Haun, respectively. However, the Company believes that limitations were triggered with respect to these tax assets at the time of the Share Exchange Transaction and acquisition of Bell-Haun , respectively, due to the “change in ownership” provisions under Section 382 of the Internal Revenue Code. Accordingly, the Company has not recognized any income tax benefits for these or any other possible deferred tax assets. The utilization of these and any net operating losses that the Company may have generated may be subject to substantial limitations in future periods due to the “change in ownership” provisions under Section 382 of the Internal Revenue Code and similar state provisions.

NOTE 16 – EMPLOYEE BENEFIT PLANS

Stock Options and Other Equity Compensation Plans

     In March 2008, the Board of Directors of the Company adopted the 2008 Long Term Incentive Plan, subject to shareholder approval, referred to as the 2008 Incentive Plan. The Company reserved 1,000,000 shares of Company common stock under the 2008 Incentive Plan and for other compensatory equity grants for the issuance of stock options, restricted stock awards, stock appreciation rights and performance awards, pursuant to which certain options will be granted. The terms and conditions of such awards are determined at the sole discretion of the Company’s board of directors or a committee designated by the Board to administer the plan. Previously unissued shares of our common stock are provided to a participant upon a participant’s exercise of vested options. Of the 1,000,000 shares authorized, 1,000,000 are available for future grants as of June 30, 2008.

     Pursuant to certain offers of employment, the Board of Directors of the Company granted stock options to purchase an aggregate of 90,000 and 30,900 shares of common stock on March 26 and May 8, 2008, respectively.

     Effective December 20, 2007, we account for stock-based compensation under SFAS No. 123(R), “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees,” which requires us to expense the fair value of grants made under the stock option program over the vesting period of each individual option agreement. Awards that are granted after the effective date of SFAS No. 123(R) are valued and non-cash share-based compensation expense is recognized in the consolidated statements of operations in accordance with SFAS No. 123(R). No non-vested awards were granted before the effective date of SFAS No. 123(R). We recognize non-cash share-based compensation expense ratably over the requisite service period which generally equals the vesting period of options, adjusted for expected forfeitures.

In accordance with SFAS 123(R), we recognized non-cash share-based compensation expenses as follows:

	Three Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2008	2008

Non-Cash Share-Based Compensation Expense
Restricted Stock	$44,610	$221,593
Stock Options	6,306	6,662

Non-Cash Stock Compensation Expense	$50,916	$228,255

Impact on basic and diluted earnings per share	$(0.00)	$(0.03)

     We value stock options using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that are fully transferable and have no vesting restrictions. In determining the expected term, we separate groups of employees that have historically exhibited similar behavior with regard to option exercises and post-vesting cancellations. The option-pricing model requires the input of subjective assumptions, such as those listed below. The volatility rates are based on historical stock prices of similarly situated companies and expectations of the future volatility of the Company’s common stock. The expected life of options granted are based on historical data, which, as of June 30, 2008 is a partial option life cycle, adjusted for the remaining option life cycle by assuming ratable exercise of any unexercised vested options over the remaining term The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The total expense to be recorded in future periods will depend on several variables, including the number of share-based awards.

The fair values of options granted were estimated on the date of grant using the following assumptions:

	Weighted
	Average	Expected	Expected	Risk-Free
Grant	Expected	Life	Dividend	Interest
Date	Volatility	(Years)	Yield	Rate

3/26/2008	66.34%	6.50	0.00%	2.55%
5/8/2008	66.34%	6.50	0.00%	2.99%

The following table details the fair values of options issued:

		Expected				Risk-Free	Value	Share Based
Date	Quantity	Life	Strike		Dividend	Intereset	per	Compensation
Earned	Issued	(days)	Price	Volatility	Yield	Rate	Option	Expense

3/26/2008	90,000	2,373	$1.20	66.34%	0%	2.55%	$0.72	$64,980
5/8/2008	30,900	2,373	$1.00	66.34%	0%	2.99%	$0.64	$19,776

     Shares granted vest 33% annually as of the anniversary of the grant through 2011 and carry a ten year contractual term. As of June 30, 2008, there was approximately $78,094 in non-cash share-based compensation cost related to non-vested awards not yet recognized in our consolidated statements of operations. This cost is expected to be recognized over the remaining vesting period of 3 years. For the three and nine months ended June 30, 2008, no shares were forfeited and no options were exercised.

Restricted Stock

     Prior to adoption of the 2008 Incentive Plan, on December 5, 2007, the Company granted restricted stock to a named executive officer of the Company as described in Note 14.

Beacon Solutions 401(k) Plan

     During the three months ended December 31, 2007, the Company established a retirement benefits plan, referred to as the Beacon Solutions 401(k) Plan, intended to meet the requirements of section 401(k) of the Internal Revenue Code of 1986. Under the Beacon Solutions 401(k) Plan, employees may contribute up to the maximum allowable under federal law, and the Company will match up to 100% of the first 1% contributed by the employee and up to 50% of the next 5% contributed by the employee, in cash subject to a vesting schedule based on years of service. All employees are eligible to enroll on date of hire. Employees are automatically enrolled at 3% employer contribution but can change their election at any time.

     Total contributions under the Beacon Solutions 401(k) Plan, recorded as salaries and benefits expense, totaled approximately $33,018 and $77,918 for the three and nine months ended June 30, 2008, respectively.

NOTE 17 – SUBSEQUENT EVENTS

Sale of Unregistered Equity Securities

     Series B Preferred Stock

     On July 14, 2008, the Company sold and issued 400 shares of Series B Preferred Stock for an aggregate purchase price of $400,000. Each share purchased includes a five year warrant to purchase 50 shares of its Common Stock (each, an “Series B Offering Warrant”) at a purchase price of $1.20 per share. The Amended and Restated Certificate of Designation providing for the authorization and issuance of 4,000 shares of Series B Preferred Stock is attached hereto as Exhibit 3.1, and the form of the warrant issued in connection with the Series B Offering is attached hereto as Exhibit 4.1.

     The Series B Offering Warrants each have a five year exercise period and an exercise price of $1.20 per share of the Company’s common stock, payable in cash on the exercise date. The exercise price is subject to adjustment upon certain occurrences specified in the Series B Offering Warrants. The shares of Series B Preferred Stock have terms similar to those of the shares of Series A Preferred Stock and Series A-1 Preferred Stock, but are junior to those shares with respect to dividend rights, liquidation preferences and registration rights. The Company has used the proceeds of the closing to pay certain expenses of the Company and for working capital.

     Sale of Common Stock and Warrants

     On July 25, 2008, the Company engaged a registered broker-dealer (the “Placement Agent”) in a private placement of up to 3,750,000 units (the “Common Units”), for an aggregate purchase price of $3,000,000, with each Common Unit comprised of (i) one share of Common Stock, and (ii) a five year warrant to purchase one-half share of Common Stock (each, an “Common Offering Warrant”) at a purchase price of $1.00 per share (collectively the “Common Offering”). In the event that the Common Offering is oversubscribed, the Company may sell and issue up to an additional 562,500 Common Units.

     The Common Offering Warrants each have a five year exercise period and an exercise price of $1.00 per share of Common Stock, payable in cash on the exercise date or cashless conversion if a registration statement or current prospectus covering the resale of the shares underlying the Common Offering Warrants is not effective or available at any time more than six months after the date of issuance of the Common Offering Warrants. The exercise price is subject to adjustment upon certain occurrences specified in the Common Offering Warrants.

     To date, the Company has sold 812,500 Common Units to accredited investors for an aggregate purchase price of $650,000. The Company has used the proceeds of the Common Offering to provide working capital. The Placement Agent has earned cumulative cash commissions of $65,000 and warrants to purchase an aggregate of 121,875 shares of Common Stock.

     The Company is relying on an exemption from registration provided under Section 4(2) of the Securities Act for the issuance of the Common Offering Warrants and shares of its Common Stock, which exemption the Company believes is available because the securities were not offered pursuant to a general solicitation and the status of the purchasers of the shares as “accredited investors” as defined in Regulation D under the Securities Act. This report is neither an offer to purchase, nor a solicitation of an offer to sell, securities. The securities offered have not been registered under the Securities Act and may not be offered in the United States absent registration or an applicable exemption from registration requirements.

Strategic Communications Secured Note Payable

     On July 1, 2008, the Company entered into an installment payment plan (“Installment Agreement”) by and among the former owners of Strategic and the Internal Revenue Service to settle the Strategic tax liens described in Note 4. The agreement requires the Company to pay $50,000 upon signing and $50,000 the 15th of each month beginning in July until the approximate $281,000 balance is paid in full along with any further interest and penalties that accrue during the term of the agreement. Based on estimates provided by the Internal Revenue Service, the remaining interest and penalties that have not been accrued to date will amount to approximately $12,000. The Company does not deem this significant to the original transaction and will expense these penalties and interest over the remaining term of the agreement as incurred. Three payments of $50,000 each were made on July 1, July 15, and August 15, 2008, respectively pursuant to the Installment Agreement.

     Concurrently with the execution of the Installment Agreement, the Company entered into an amendment to the RFK Note Payable, described in Notes 4 and 10, reducing the balance by $89,000 to compensate for the difference between the remaining balance of the Strategic Secured Note and the remaining tax liens due the Internal Revenue Service. The Company will continue to pay the RFK Note payments of $11,405 per month, the effect of which will result in a shortened pay-off period.

     The difference between the balance of the tax liens, the above reduction in principal of the RFK Note Payable and the balance of the Strategic Secured Note Payable is the agreed upon amount of interest the Company committed to pay in connection with the Strategic Secured Note Payable.

Preferred Shareholder Consents

     On August 19, 2008, the Company received the last executed consent from the holders of at least 60% of the Series A and A-1 Preferred Stock consenting to certain transactions and waived certain rights under the preferred Stock Certificates of Designation and a Registration Rights Agreement under which they are third-party beneficiaries. Specifically, the holders gave consent for the Company’s management to enter into a $500,000 line of credit with Integra Bank and to enter into a loan or loans in an aggregate amount up to an additional $500,000 secured by accounts receivable. In addition, the holders consented to an amendment of certain rights under a Registration Rights Agreement to which they are third-party beneficiaries. Finally, the holders consent to an amendment to the Stock Purchase Warrants issued in the initial Private Placement to exchange the warrants for certain comparable warrants with altered rights. In consideration of the waiver and consent, the Company will pay the holders that consent 3% of the principal amount of their investment in cash or in-kind at the holder’s option. The consents were circulated to all of the holders of Series A and A-1 Preferred Stock. Should 100% of the holders execute the consents the maximum amount payable to the holders in cash or in-kind would be $144,000 of which approximately $90,000 has been incurred based on consents received to date.

Contractual Dividends

     On July 1, 2008, additional contractual dividends related to our Series A and A-1 Preferred Stock became due and payable in the aggregate amount of $120,000.

Equity Financing Arrangement

     On August 19, 2008, the Company entered into an equity financing arrangement with one of its directors that provided up to an additional $2,500,000 of additional funding, the terms of which provided for compensation of 100,000 warrants to purchase common stock at $1.00 per share. The warrants have a five-year term. The available funds under the financing arrangement will be reduced on a dollar for dollar basis as funding from the Common Stock and Warrant offering is received by the Company and will terminate upon receipt of $2,500,000 of equity financing or upon mutual agreement of the parties.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Beacon Enterprise Solutions Group, Inc. and subsidiaries (collectively the “Company”) is a unified, single source information technology and telecommunications enterprise that provides professional services and sales of information technology and telecommunications products to mid-market commercial businesses, state and local government agencies, and educational institutions. In this report, the terms “Company,” “Beacon,” “we,” “us” or “our” mean Beacon Enterprise Solutions Group, Inc. and all subsidiaries included in our consolidated financial statements.

Cautionary Statements - Forward Outlook and Risks

     Certain statements contained in this quarterly report on Form 10-Q, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects,” “assumes,” “trends” and similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon the Company’s current plans, expectations and projections about future events. However, such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following:

• general economic and business conditions;

• effects of competition in the markets in which the Company operates;

• liability and other claims asserted against the Company;

• ability to attract and retain qualified personnel;

• availability and terms of capital;

• loss of significant contracts or reduction in revenue associated with major customers;

• ability of customers to pay for services;

• business disruption due to natural disasters or terrorist acts;

• ability to successfully integrate the operations of acquired businesses and achieve expected synergies and operating efficiencies from the acquisitions, in each case within expected time-frames or at all;

• changes in, or failure to comply with, existing governmental regulations; and

• changes in estimates and judgments associated with critical accounting policies and estimates.

     For a detailed discussion of these and other factors that could cause the Company’s actual results to differ materially from the results contemplated by the forward-looking statements, please refer to Item 2.01 “Risk Factors” in the Company’s Current Report on Form 8-K filed on December 28, 2007. The reader is encouraged to review the risk factors set forth therein. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required by law, the Company assumes no responsibility for updating forward-looking statements to reflect unforeseen or other events after the date of this report.

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

Phase I Acquisitions

     Since December 20, 2007, Beacon has focused on the consolidation of various operational elements of the Phase I Acquisitions into a single core infrastructure. For example, in the three months ended March 31, 2008, Beacon merged the four distinct payroll systems of the Phase I Acquisitions into one payroll system; launched a company-wide intranet and human resource information system; centralized the Company’s marketing, advertising and promotional programs; and introduced a company-wide Customer Relationship Management (CRM) system. We have also hired eight new sales executives in our primary markets; launched a network circuit sales group; rebranded our customer facing sales and support material; and attempted to capitalize on cross-selling opportunities among our different product and service groups. During the three months ended June 30, 2008, Beacon merged five financial systems into one unified financial system.

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

Organic Growth Strategy

     With respect to our plans to increase revenue organically, we have identified, and are currently pursuing, several significant customer opportunities including an international design/service contract with an existing Fortune 100 client, a domestic service contract with an existing Fortune 500 client and a hardware/services contract with the United States military. We believe these opportunities resulted, in part, from our ability to provide fully integrated voice and data communication services. In addition, subject to securing additional capital, we intend to consolidate our Louisville, Kentucky based operating facilities and implement a Cisco-centric expansion strategy for a portion of our business. We have assessed the current market environment for the growth of our Cisco-centric business and believe that we can expand our Cisco business more efficiently and economically through organic growth rather than through acquisitions. Collectively, these opportunities could increase the Company’s annual revenue to over $25 million.

Our Cisco-centric initiative would have three elements:

  The first goal of our Cisco-expansion strategy will be to hire additional, highly skilled staff with the appropriate Cisco certifications and background. We would deploy these additional certified Cisco staff throughout all our facilities.

  The second goal is to achieve the Cisco “Silver” and then “Gold” certifications. The primary benefit of these additional certifications is that we achieve “trusted partner” status, which we believe would increase our access to the Cisco sales channel. In addition, we anticipate that a “Gold” certification would lower our cost of goods purchased from Cisco.

  The third goal is to incorporate a fully operational Cisco technology lab into our headquarters and operating facility in Louisville, Kentucky. Our goal is to create a lab superior to any Cisco demonstration facility within our region and to provide Cisco and Beacon sales executives the opportunity to bring large client accounts into the Beacon facility and demonstrate the high-definition video conferencing capabilities otherwise known as “Telepresence” technology.

     Following the creation of a Cisco technology lab, we would intend to offer similar Microsoft demonstration capabilities centered on Office Communications Server 2007 and Sharepoint. We believe the need for the Microsoft lab is driven by the future of “voice” within the Microsoft roadmap. Ultimately, we expect that voice will become an application that rides atop the exchange environment and will not be a separate technology deployed as with a separate phone system.

     By developing and housing these two “showcase” labs, we hope to establish a distinct competitive advantage within our primary markets and be at the forefront of Cisco’s and Microsoft’s efforts to reshape business communications.

Although our focus in the Cisco and Microsoft areas of our business will be on organic growth, we may explore Cisco-centric Microsoft-centric acquisition candidates in the future.

Results of Operations

For the three and nine months ended June 30, 2008

     Revenue for the three and nine months ended June 30, 2008 was approximately $2,365,000 and $4,073,000, respectively, provided primarily by services performed by the Phase I Acquisitions consisting primarily of engineering and design, software development, business telephone system installations, and time and materials services for system maintenance. Revenue was recognized for the period December 21, 2007 through June 30, 2008 subsequent to the acquisition of the four target companies on December 20, 2007.

     Cost of goods sold for the three and nine months ended June 30, 2008 amounted to approximately $1,445,000 and $2,319,000, respectively, and consisted of equipment and materials used in business telephone system installations, parts used in services, direct labor and subcontractor fees incurred in providing all of our services, respectively.

     Salaries and benefits of approximately $1,117,000 for the three months ended June 30, 2008 consisted of salaries expended primarily in integrating the acquisitions and managing the developing sales channel, salaries and benefits of the acquired company employees for the period, approximately $33,000 of matching contributions to the Company’s 401(k) plan, $12,000 of non-cash share-based payments to one of our directors, and non-cash share-based compensation of $51,000 related primarily to restricted stock that vested during the period. Salaries and benefits of approximately $2,623,000 for the nine months ended June 30, 2008 included approximately $116,469 of salaries expended in developing and executing the acquisition strategy, an accrual of $31,500 for the successful execution of the acquisitions, and accrued paid time off of $16,500, $219,000 of non-cash share-based payments to three of our directors, non-cash share based compensation expense of $228,000 and salaries and benefits of acquired company employees and employees added since inception for the period December 21, 2007 through June 30, 2008. The non-cash share-based payments to our directors related to compensatory stock warrants issued during the period. The non-cash share based compensation expense relates to the compensation earned related to a restricted stock award granted on the day of the Phase I Acquisitions and represents the vested portion of the restricted stock award based on the fair market value on the date of grant.

     Selling, general and administrative expense for the three months ended June 30, 2008 of approximately $532,000 consists primarily of fixed operating costs of the four acquired companies including approximately $70,000 of accounting and professional fees associated with the Company’s March 31, 2008 quarterly review, a $50,000 charge for bad debt expense related to significant increases in our receivables, approximately $29,000 of outside services assisting in the transition and integration of the four businesses and approximately $36,000 of expenses related to our India software development operation. Selling, general and administrative expense for the nine months ended June 30, 2008 of approximately $1,589,000 consists primarily of fixed operating costs of the four acquired companies including $309,000 of expenses incurred in connection with the recapitalization, approximately $231,000 of accounting and professional fees associated with the Company’s September 30, 2007 annual audit and December 31, 2007 and March 31, 2008 quarterly reviews, approximately $117,000 of outside services assisting in the transition and integration of the four businesses and approximately $104,000 of expenses related to our India software development operation.

     Interest expense of approximately $120,000 and $322,000 for the three and nine months ended June 30, 2008, respectively, includes interest related to our Bridge Notes in addition to the notes payable issued in connection with our Phase I Acquisitions. Non-cash interest expense related to the accretion of the Bridge Notes to face value, warrants issued in exchange for certain financing arrangements, and the vesting of contingent bridge warrants was $61,000 and $171,000 for the three and nine months ended June 30, 2008, respectively.

     Contractual dividends on our Series A and A-1 Preferred Stock amounted to approximately $93,000 and $100,000 for the three and nine months ended June 30, 2008, respectively. These amounts are included in accrued expenses as of June 30, 2008. Deemed dividends related to the beneficial conversion feature embedded in our Series A and A-1 Preferred Stock of $60,212 and $3,955,809 was recognized during the nine months ended June 30, 2008.

Liquidity and Capital Resources

     Net cash used in operating activities of approximately $1,844,000 consisted primarily of a net loss of approximately ($3,160,000), a decrease in cash due to: (i) an increase in accounts receivable of approximately $759,000; (ii) an increase in inventory of approximately $98,000; and (iii) a decrease in customer deposits by approximately $193,000 primarily in our engineering division. These amounts were offset by increases in cash due to: (i) an increase in our accrued expenses and other current liabilities of approximately $589,000; (ii) an increase in accounts payable of $570,000; (iii) a decrease in other assets of $110,000. Finally, cash used in operations was impacted by non-cash share based payments of approximately $618,000.

     Cash used in investing activities of approximately ($2,256,000) resulted primarily from proceeds of our Private Placement offering used to purchase the Phase I Acquisitions.

     Cash provided by financing activities of approximately $4,165,000 was derived primarily from $3,876,000 raised in our Private Placement offerings of Series A and A-1 preferred stock (gross proceeds of $4,800,000 less placement costs of $924,000), $422,000 of proceeds from the issuance of convertible notes payable, $600,000 of proceeds from the issuance of a note payable and $200,000 of proceeds from issuance of a short-term note, offset by note payments and payoffs of $934,000.

     We incurred a net loss of approximately $3,160,000 for the nine months ended June 30, 2008. At June 30, 2008, the Company's accumulated deficit amounted to approximately $7,349,000. The Company had cash of $126,827 and a working capital deficit of approximately $1,552,000 at June 30, 2008.

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

     On March 14, 2008, the Company and Integra Bank entered into a credit facility, under which the Company borrowed $600,000 at a 6.25% annual interest rate with monthly payments of $11,696over a 60 month term that matures on March 12, 2013. The first payment is due in April, 2008. The proceeds of the note were used to repay the three previously outstanding notes assumed in the Phase I Acquisitions, two of which were in default due to change in control provisions.

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

     On June 11, 2008, the Company and Integra Bank entered into a credit facility, under which the Company borrowed $200,000 at a 6.00% annual interest rate the principal and interest of which are due and payable on August 11, 2008. The proceeds of the note were used to pay certain ongoing expenses with the balance used for working capital. The note was paid in full on the due date.

     On July 25, 2008, the Company engaged a registered broker-dealer in a private placement of Common Stock and Warrants and has raised $650,000 as of August 19, 2008.

     On August 19, 2008, the Company entered into an equity financing arrangement with one of its directors that provided up to an additional $2,500,000 of additional funding, the terms of which provided for compensation of 100,000 warrants to purchase common stock at $1.00 per share. The warrants have a five-year term. The available funds under the financing arrangement will be reduced on a dollar for dollar basis as funding from the Common Stock and Warrant offering is received by the Company and will terminate upon receipt of $2,500,000 of equity financing or upon mutual agreement of the parties.

     The Company believes that its currently available cash, the equity financing arrangement and funds it expects to generate from operations will enable it to effectively operate its business and pay its debt obligations as they become due within the next twelve months through July 1, 2009. However, the Company will require additional capital in order to execute its current business plan. If the Company is unable to raise additional capital, it will be required to take various measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing its business development activities, suspending the pursuit of its business plan, and controlling overhead expenses. The Company cannot provide any assurance that it will raise additional capital. The Company has not secured any commitments for new financing at this time, nor can it provide any assurance that new financing will be available to it on acceptable terms, if at all.

Off-Balance Sheet Arrangements

We have four operating lease commitments for real estate used for office space and production facilities.

Contractual Obligations as of June 30, 2008

The following is a summary of our contractual obligations as of June 30, 2008:

		Payment Due by Period

		Year	Years	Years
Contractual Obligations	Total	1	2-3	4-5	Thereafter

Long-term debt obligations	$2,202,494	$462,775	$872,264	$805,070	$62,385
Interest obligations (1)	351,502	128,237	172,637	49,839	789
Operating lease obligations (2)	352,130	81,907	270,223

	$2,906,126	$672,919	$1,315,124	$854,909	$63,174

(1)	Interest obligations assume Prime Rate of 5.00% at June 30, 2008. Interest rate obligations are presented through the maturity dates of each component of long-term debt.

(2)	Operating lease obligations represent payment obligations under non- cancelable lease agreements classified as operating leases and disclosed pursuant to Statement of Financial Accounting Standards No. 13 “Accounting for Leases,” as may be modified or supplemented. These amounts are not recorded as liabilities of the current balance sheet date.

     Dividends on Series A and A-1 Preferred Stock are payable quarterly at an annual rate of 10% in cash or the issuance of additional shares of Series A and A-1 Preferred Stock, at our option. If we were to fund dividends accruing during the twelve months ended June 30, 2008 in cash, the total obligation would be $480,000 based on the number of shares of Series A and A-1 Preferred Stock outstanding as of June 30, 2008.

     We currently anticipate the cash requirements for capital expenditures, operating lease commitments and working capital will likely be funded with our existing fund sources and cash provided from operating activities. In the aggregate, total capital expenditures are not expected to exceed $250,000 for the twelve months ended June 30, 2009.

Working Capital

     As of June 30, 2008, our current liabilities exceed current assets by approximately $1,552,000. The bridge notes recorded in current liabilities are convertible into common stock and the note agreements provide for vesting of additional warrants to purchase shares of common should the holders continue to hold the debt and immediate vesting of the additional warrants upon conversion. During the six months ended June 30, 2008 we refinanced the line of credit obligation and a note payable that were in default as of December 31, 2007 that we assumed in the Phase I Acquisitions. In addition, certain vendors have agreed to defer payment or agreed to payment plans or to accept common stock in exchange for settlement of their outstanding balance. We have reduced our working capital deficit by approximately $92,000 during the six months since December 31, 2007. We can give no assurance that we will continue to be successful in our efforts to negotiate favorable terms with our vendors.

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

     Technology & equipment procurement competitors include: AT&T, Qwest, Level 3, Broadwing, and Covad. Application development/support competitors include: Trigent, Inventa Technologies, and AAlpha. Competitors specific to the interconnect services include: BellSouth, Vonage, and Packet8. Competitors with respect to data/systems integration services include: Cisco, Datacomm Solutions, Dell, and Sun Microsystems.

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

     Under a new agreement with Mr. Hughes, payment is contingent upon the Company’s ability to accomplish capital funding objectives as set by the Board of Directors.

     Series B Financing and Equity Financing Commitment

     On July 10, 2008, Dr. Rhodes purchased $400,000 of units of Series B Preferred Stock as described in Note 17 of the condensed consolidated financial statements.

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

ITEM 3A(T). CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated and communicated to our executive officers to allow timely decisions regarding required disclosure. As of June 30, 2008, our Chief Executive Officer, who acts in the capacity of principal executive officer and our Chief Accounting Officer who acts in the capacity of principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2008, based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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

Changes in Internal Control Over Financial Reporting

     Except as discussed above, there were no changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that could have materially affected or is likely to materially affect the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      On May 13, 2008, we received a letter from counsel for Uplink Technology, Inc. (“Uplink”), which had been in litigation with Strategic Communications LLC (“Strategic”) at the time we acquired certain assets and assumed certain liabilities of Strategic. Uplink counsel claims Uplink and/or its principals are owed up to $420,000 by Strategic and demands that all net proceeds (including cash as well as our Common Stock) due by us to Strategic or its principals will continue to be held “in trust” pending the completion of the litigation between Strategic and Uplink. If we do not provide written confirmation by May 19, 2008 of our intention to do so, Uplink has stated that it will seek injunctive relief in order to obtain same. Subsequent to May 19, 2008, when Beacon had verbally responded to these issues through counsel, pursuant to discussions with counsel for Uplink, no action has been taken against Beacon nor do we expect any to be taken. Notwithstanding, the Company cannot determine the outcome of this matter at this time. The Company is not currently a party to the litigation and management does not believe this situation will result in a material impact to our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

ITEM 6. EXHIBITS

Part I Exhibits

3.1	Amended and Restated Certificate of Designation, filed with the Nevada Secretary of State on July 14, 2008.

4.1	Form of Series B Offering Warrant.

4.2	Form of Common Offering Warrant.

4.3	Form of Warrant issued to J. Sherman Henderson and Robert A. Clarkson on July 10, 2008.

10.1	Registration Rights Agreement, dated July __, 2008, by and between the Company and the Placement Agent.

31.1	Principal Executive Officer Certification

31.2	Principal Financial Officer Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Beacon Enterprise Solutions Group, Inc.

Date: August 19, 2008	By: /s/ Bruce Widener Bruce Widener Chief Executive Officer and Chairman of the Board of Directors