Form 10-K
period 2008-09-30
BEACON ENTERPRISE SOLUTIONS GROUP INC
filed 2009-01-13
CIK 1122063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended September 30, 2008.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to
Commission File Number 000-31355

BEACON ENTERPRISE SOLUTIONS GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	81-0438093
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1961 Bishop Lane, Louisville, KY	40218
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (502) 657-3500

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

     The aggregate market value of the voting and non-voting common equity held by non-affiliates was $3,139,900 based on the price of Beacon Enterprise Solutions Group, Inc.’s common stock as of January 5, 2009, as reported on the OTC Bulletin Board.

     The number of shares outstanding of Beacon Enterprise Solutions Group, Inc.’s common stock as of January 5, 2009 was 13,235,120.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference
None	Not Applicable

FORM 10-K
For the fiscal year ended September 30, 2008

PART I

Item 1. Business

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

General

     Beacon was formed for the purpose of acquiring and consolidating regional telecom businesses and service platforms into an integrated, national provider of high quality voice, data and VOIP communications to small and medium-sized business enterprises (the “SME Market”). The Company’s business strategy is to acquire companies that will allow it to serve the SME Market on an integrated, turn-key basis from system design, procurement and installation through all aspects of providing network service and designing and hosting network applications.

     Beacon generated revenue of approximately $6.0 million for the year ended September 30, 2008 all of which was derived from companies acquired on December 20, 2007, representing approximately nine months of actual operating revenue. For the year ended September 30, 2008 Beacon recognized a net loss of approximately ($4.6) million. Total assets were approximately $9.4 million as of September 30, 2008.

Share Exchange Transaction

     Until December 20, 2007, Beacon Enterprise Solutions Group, Inc., an Indiana corporation (“Beacon (IN))” was a development stage enterprise with no operating history until the completion of the share exchange in which the shareholders of Beacon (IN) became the majority owners of Suncrest Global Energy Corp. (“Suncrest”), a Nevada corporation. Suncrest was incorporated in the State of Nevada on May 22, 2000. Prior to the Share Exchange Transaction, Suncrest was a publicly-traded corporation with nominal operations of its own.

     Pursuant to a Securities Exchange Agreement, Suncrest acquired all of the outstanding no par value common stock of Beacon (IN) on December 20, 2007. Suncrest, in exchange for such Beacon (IN) common stock issued 1 share of its own $0.001 par value common stock directly to Beacon (IN)’s stockholders for each share of their common stock (the “Share Exchange Transaction”). Following the Share Exchange Transaction, the existing stockholders of Suncrest retained 1,273,121 shares of Suncrest’s outstanding common stock and Beacon’s stockholders became the majority owners of Suncrest. Beacon paid a $305,000 fee to the stockholders of Suncrest in connection with completing the Share Exchange Transaction which is included as a component of selling, general and administrative expense in the accompanying consolidated statement of operations.

     After the Share Exchange Transaction, Suncrest was the surviving legal entity and Beacon was its wholly-owned subsidiary. Suncrest changed its name to Beacon Enterprise Solutions Group, Inc. on February 15, 2008 and continued to carry on the operations of Beacon (IN). The Share Exchange Transaction has been accounted for as a reverse merger and recapitalization transaction in which the original Beacon is deemed to be the accounting acquirer. Accordingly, the accompanying consolidated financial statements present the historical financial position, results of operations and cash flows of Beacon (IN), adjusted to give retroactive effect to the recapitalization of Beacon (IN) into Suncrest.

Business Combinations

Phase I Acquisitions

     On December 20, 2007, Beacon acquired the substantially all of the assets and assumed certain liabilities of Advance Data Systems, Inc., CETCON Inc., and Strategic Communications, Inc. under the terms of three separate asset purchase agreements. In addition, Beacon acquired substantially all of the assets and certain liabilities of Bell-Haun Systems Inc. in a stock purchase agreement. These acquisitions are referred to as the “Phase I Acquisitions.”

     Since December 20, 2007, Beacon has focused on the consolidation of various operational elements of the Phase I Acquisitions into a single core infrastructure. Beacon merged the four distinct payroll systems of the Phase I Acquisitions into one payroll system; launched a company-wide intranet and human resource information system; centralized the Company’s marketing, advertising and promotional programs; and introduced a company-wide Customer Relationship Management (CRM) system. We have also hired new sales executives in our primary markets; launched a network circuit sales group; rebranded our customer facing sales and support material; merged five financial systems into one unified financial system; and attempted to capitalize on cross-selling opportunities among our different product and service groups. In addition, we refinanced certain outstanding financial obligations of the Phase I Acquisitions into a new, single five year note payable. Finally, in addition to moving into three centralized office, merging two of the offices into a single location, we reorganized our service and installation operations with our sales organizations to provide greater cross selling opportunities to our diverse customer base.

Advance Data Systems, Inc.

     On December 20, 2007, pursuant to an Asset Purchase Agreement (the “ADSnetcurve Agreement”), our acquisition of Advance Data Systems, Inc. (“ADSnetcurve”) became effective. The ADSnetcurve Agreement was entered into between us, ADSnetcurve and the shareholders of ADSnetcurve, whereby Beacon acquired substantially all of the assets and assumed certain of the liabilities of ADSnetcurve. Contemporaneously with the acquisition of ADSnetcurve, certain employees of ADSnetcurve entered into employment agreements with us, effective upon the closing of the acquisition.

     ADSnetcurve technology solutions. Specifically, these services include web application development, IT management and hosting services (for scalable infrastructure solutions); and support services. The Company acquired ADSnetcurve because the business provides the software development and support infrastructure that is needed to develop custom applications for clients’ information technology systems, and to provide management, hosting and technical support services with respect to those systems. For further information regarding this acquisition, please see Note 4 to the consolidated financial statements.

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

     Bell-Haun specialized in the installation, maintenance and ongoing support of business telephone systems, wireless services, voice messaging platforms and conference calling services to businesses throughout its region. The Company acquired Bell-Haun because the business provided it with (i) a customer base and presence in the greater Columbus, Ohio region and (ii) an established presence in the market for products and services needed to design telecommunications infrastructures and implement such design plans and systems. For further information regarding this acquisition, please see Note 4 to the consolidated financial statements.

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

     CETCON provided engineering consulting services to commercial and government entities with respect to the design and implementation of their voice, data, video, and security infrastructures and systems. The Company acquired CETCON because the business provided systems design and engineering services that include evaluating information technology needs (including voice, data, video, and security needs) and also designed and engineered systems (i.e., hardware) and infrastructure (i.e., cabling and connectivity) to meet those needs at the enterprise level. For further information regarding this acquisition, please see Note 4 to the consolidated financial statements.

Strategic Communications, Inc.

     On December 20, 2007, pursuant to an Asset Purchase Agreement (the “Strategic Agreement”), our acquisition of selected assets of Strategic Communications, LLC (“Strategic”) became effective. The Strategic Agreement was entered into between Beacon, Strategic and the members of Strategic, whereby we acquired substantially all of the assets and assumed certain of the liabilities of Strategic. Contemporaneously with the Strategic Agreement, Beacon, RFK Communications, LLC (“RFK”) (co-owner of Strategic Communications, Inc.) and the members of RFK entered into an Asset Purchase Agreement, whereby we acquired substantially all of the assets and assumed certain of the liabilities of RFK.

     Strategic was a voice, video and data communication systems solutions provider. Strategic specifically provided procurement for carrier services (including voice, video, data, Internet, local and long distance telephone applications), infrastructure services (including cabling and equipment); routers, servers and hubs; telephone systems, voicemail, general technology products and maintenance support. The Company acquired certain Strategic assets because the business provided it with a customer base and presence in the greater Louisville, Kentucky region and an established presence in the market for products and services needed to design and implement these types of systems. For further information regarding this acquisition, please see Note 4 to the consolidated financial statements.

Operations

     Services

     Beacon provides information technology and telecommunications services, from software development and infrastructure design to interconnect voice/data and systems integration. We employ industry experts who provide design and implementation of information technology and telecommunications systems. Our RCDD’s, LAN specialists, network engineers, project managers, AutoCAD specialists, software developers and technicians, are certified in an array of technologies and platforms, provide custom solutions to our customers. We employ a good, better, best offering strategy that provides our customers with multiple options to fulfill their telecommunications and information technology requirements at prices that meet their budgeting requirements to achieve returns on investment that, in many cases, pay for themselves through cost savings that provide positive returns on investment. We also offer leasing options through several lease and/or finance company partnerships.

     We provide procurement and professional services in eight distinct disciplines including: Voice Systems and Services, Structured Wiring Services, Physical Security Services, Infrastructure Audio/Video Services, Application Development Services, IT Management – Hosting Services, Infrastructure Design Services, and Network Services. Beacon partners with technology and telecommunications manufacturers and vendors to offer the solution the best solution for the customer within our good, better, best strategy. We partner with Cisco, Altigen, Microsoft, Iwatsu, Commscope and NEC to provide the appropriate solution to the customer at price points that meet their needs. Beacon has entered into authorized supplier agreements with those partners that require such agreements.

     In addition to offering procurement and installation of new systems, we provide repair and maintenance services for a wide range of technology and telecommunications systems. Many customers have systems that are perfectly adequate today and represent significant investment that has not been fully depreciated. We will maintain their systems on a contract basis or on a time and materials basis as needed. While we maintain the system we are able to better understand the needs of the customer and determine when a system replacement is either necessary or would provide a significant improvement in capabilities that would allow the customer to reap a return on investment from improved productivity through implementing newer technology. At the same time, we continue to seek additional opportunities each customer through the potential of providing additional services to the customer from our diverse menu of service offerings. Currently the majority of our repairs and maintenance calls are performed on a time and materials basis with a limited number of service contracts. We plan on expanding our contract service offerings through a focus on selling a contract with every installation and incentive programs for our service personnel to identify such opportunities with customers not already under contract.

     Customers

     Through the Phase I Acquisitions, Beacon acquired a client base that consisted of approximately 4,000 customers, which were predominantly small and medium sized business enterprises with 25-2,500 end users each, as well as approximately 50 larger customers. Beacon has not concentrated on specific industries as every industry requires the services that we offer. Our customers include small and medium sized enterprises, non-profits, government agencies and Fortune 500 companies. Our service offerings are not geographically restricted. Although our small and medium sized business enterprise and non-profit customers generally fall within our geographic footprint of Kentucky, Ohio and Indiana, we provide services to multi-national companies and provide international services based on the needs of our customers.

     Suppliers

     Beacon has accounts with various suppliers that provide products and materials necessary to fulfill our services and the needs of our customers. Such products are typically available from more than one supplier and we routinely review our supplier relationships to determine the most responsive or least expensive source. We use multiple criteria to evaluate our suppliers and purchase with those that provide us with the best service. We manage our vendor relationships with the same care we provide our customers. Although we have significant outstanding balances with a number of vendors, we have been successful in negotiating payment plans and concessions from our vendors to continue the flow of materials to support our customers and we believe this will continue. However, we can give no assurance that we will be successful in our negotiations in the future.

     Seasonality

     Our business typically follows the capital expenditure budgets of our customers. Our First Fiscal Quarter ended December 31 is typically a very good quarter as customers are utilizing the remaining balance of their capital expenditure budget for the year. The Second Fiscal Quarter ended March 31 is not as strong as the other quarters of the year as capital budgets are being reviewed and developed for the year but we typically will be in the process of completing projects that begun prior to the calendar year end. The Third and Fourth Fiscal Quarters are typically better than the Second. However, we continue to add recurring revenue streams from various sources to support the overall business with revenue streams that are more consistent throughout the year such as our Network Services commissions from reselling data and voice circuits.

     Working Capital

     Beacon has operated in a working capital deficit position during the year ended September 30, 2008. We have raised operating capital through private offerings in order to provide working capital for the business as we ramp up our revenue to achieve a cash flow positive position. Our net working capital deficiency was approximately ($1.1) million as of September 30, 2008, an improvement of approximately $0.4 million from the December 31, 2007 working capital deficiency.

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

     We received $500,000 of gross proceeds ($278,000 prior to September 30, 2007 and $222,000 during the three months ended December 31, 2007) under a bridge financing facility furnished by two of our founding stockholders, who are also members of the Board of Directors. We also raised $200,000 of additional capital through the issuance of bridge notes in a second bridge note transaction completed on November 15, 2007. These bridge notes, recorded in current liabilities, are convertible into common stock and the note agreements provide for vesting of additional warrants to purchase shares of common stock should the holders continue to hold the debt and immediate vesting of the additional warrants upon conversion.

     On December 28, 2007, we entered into an equity financing arrangement with two of our directors that provided up to

$300,000 of additional funding, the terms of which provided each for compensation of warrants to purchase 10,000 shares of common stock at $1.00 per share, the period the financing arrangement is in effect. The warrants have a five-year term. The financing arrangement was terminated by Beacon in conjunction with the final close of the Series A-1 Preferred Stock Private Placement offering and the two directors each earned warrants to purchase 25,000 shares of common stock at $1.00 per share under the financing arrangement.

     On March 14, 2008, Beacon and Integra Bank entered into a credit facility, under which we borrowed $600,000 at a 6.25% annual interest rate with monthly payments of $11,696 over a 60 month term that matures on March 12, 2013. The first payment is due in April, 2008. The proceeds of the note were used to repay the three previously outstanding notes assumed in the Phase I Acquisitions, two of which were in default due to change in control provisions.

     On May 15, 2008, we entered into an equity financing arrangement with one of our directors that provided up to $500,000 of additional funding, the terms of which provided for compensation of warrants to purchase 33,333 shares of common stock at $1.00 per share, the period the financing arrangement is in effect. The warrants have a five-year term. On August 19, 2008 this equity financing arrangement was increased to $3.0 million in exchange for additional warrants to purchase 100,000 shares of common stock at $1.00 per share, the commitment will be reduced on a dollar for dollar basis as we raise additional equity capital in private offerings, described below, and terminating upon completion of equity financing of $3 million, upon mutual agreement or December 31, 2008. As of September 30, 2008, we raised $1.3 million in equity financing reducing the obligation under the equity financing arrangement to $1.7 million.

     On June 11, 2008, Beacon and Integra Bank entered into a credit facility, under which we borrowed $200,000 at a 6.00% annual interest rate the principal and interest of which were due and payable on August 11, 2008. The proceeds of the note were used to pay certain ongoing expenses with the balance used for working capital. The note was paid in full on the due date.

     On July 25, 2008, Beacon engaged a registered broker-dealer in a private placement of Common Stock and Warrants and raised approximately $1.6 million prior to terminating the offer on October 24, 2008.

     On November 12, 2008, Beacon engaged a registered broker-dealer in a private placement of Common Stock and Warrants to raise $3.0 million of equity financing. As of January 5, 2009 we have raised $620,000 pursuant to this offer.

     As widely reported, financial markets have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in securities prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Among other risks we face, the current tightening of credit in financial markets may adversely affect our ability to obtain financing in the future, including, if necessary, to fund a strategic acquisition, and/or ability to refinance our debt as it comes due.

     On January 9, 2009, we entered into an equity financing arrangement with one of our directors that provided up to $2.2 million of additional funding, the terms of which provide for compensation of a one time grant of warrants to purchase 100,000 shares of common stock at $1.00 per share and ongoing grants of warrants to purchase 33,333 shares of common stock at $1.00 per share each month that the financing arrangement is in effect. The warrants have a five year term. The commitment will be reduced on a dollar for dollar basis as we raise additional equity capital in private offerings, described above, and terminating upon completion of equity financing of $2.2 million, upon mutual agreement or on January 1, 2010.

     The Company believes that its currently available cash, the proceeds of its equity financing activities, the equity financing arrangement and funds it expects to generate from operations will enable it to effectively operate its business and pay its debt obligations as they become due within the next twelve months through October 1, 2009. We require additional capital in order to execute its current business plan. If the Company is unable to raise additional capital, it will be required to take various measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing its business development activities, suspending the pursuit of its business plan, and controlling overhead expenses. The Company cannot provide any assurance that it will raise additional capital. The Company has not secured any commitments for new financing at this time, nor can it provide any assurance that new financing will be available to it on acceptable terms, if at all.

Customer Concentration

     For the year ended September 30, 2008, our largest customer accounted for approximately 19% of sales. Although we expect we will continue to have a high degree of customer concentration our customer engagements are typically covered by multi-year contracts or master service agreements under which we and our predecessor companies have been operating for a number of years. In addition, current economic conditions could harm the liquidity of financial position of our customers or suppliers, which could in turn cause such parties to fail to meet their contractual or other obligations to us.

Backlog

     Backlog as of September 30, 2008 was approximately $2.3 million. Backlog represents signed contracts for work that will occur within the next twelve months.

Competition

     While Beacon will encounter numerous competitors in our service areas, many of which will be substantially better capitalized, have more employees, have a longer operating history and are better known in the industry, we are not aware of any other single operator currently positioned to offer services to the small to medium sized business enterprise market on a fully integrated basis. We believe that consolidating our service capabilities in regional operating hubs will provide a significant and distinct competitive advantage to gain market penetration in the regions where we will be already established to offer such services.

     The following are among the better known competitors involved in portions of the business that we serve Qwest, Level 3, Broadwing, Covad, BellSouth, Vonage, Packet8, Cisco, Datacomm Solutions, Dell, Sun Microsystems, Trigent, Inventa Technologies, and AAlpha. None of these companies provide the menu of services that Beacon provides from a single source.

Employees

     Beacon has three locations in the United States and an application development office in Mangalore, India. Beacon has 20 hourly and 55 salaried employees in the United States and 18 hourly employees in Mangalore, India.

Available Information

     Our Internet address is www.askbeacon.com, where we make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, as soon as practicable after such reports are electronically filed with, or furnished to, the SEC. The SEC reports can be accessed through the “SEC Reports” link in “Investor Relations” section of our website. Other information found on our website is not part of this or any other report we file with, or furnish to, the Securities and Exchange Commission, or the SEC.

Code of Ethics

     We have adopted a Code of Ethics that applies to all of our directors, officers and employees. The Code is available on our website. If any waivers of the Code are granted, the waivers will be disclosed in an SEC filing on Form 8-K. Our website also includes the Charters of the Audit Committee and the Compensation Committee. Stockholders may request free copies of these documents by writing to Robert R. Mohr, 1961 Bishop Lane, Louisville, KY 40218, by calling 502-657-3500 or sending an email request to robert.mohr@askbeacon.com.

     The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at www.sec.gov.

Item 1A. Risk Factors

     You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities. The statements contained in or incorporated into this report that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of Beacon Common Stock could decline, and you may lose all or part of your investment.

Risks Relating to the Business

     In this discussion of the “Risks Relating to the Business,” unless otherwise noted or required by the context, references to “ us ,” “ we ,” “ our ,” “ Beacon ” and similar terms refer to Beacon, as defined above, which is comprised of the operating business of Beacon, as described above, after the consummation of the Share Exchange.

Beacon has had a history of losses.

     Beacon has incurred losses since its inception. While we expect to achieve a positive cash flow basis after the consolidation of our operations, there can be no assurance that this will occur. Our ability to operate profitably is dependent upon our ability to operate the businesses in the Phase I Acquisitions in an economically successful manner but, no assurances can be given that we will be able to do this. Our prospects must be considered in light of the numerous risks, expenses, delays and difficulties frequently encountered in the intensely competitive and high risk telecommunications and IT services industry, as well as the risks generally inherent in the acquisition of companies and successfully integrating them. There can be no assurance that we will ever achieve sustained recurring revenue and profitability on a consistent and growing basis.

Beacon’s success depends upon making and integrating acquisitions.

     There can be no assurance that we will be successful in identifying, negotiating, closing, integrating and adding value with respect to any further acquisitions. Failure to either augment the revenue and profit of companies acquired or acquire new companies on an accretively valued basis would constitute a failure of our business plan and could mean that investors will fail to realize any return of their investment in Beacon.

Beacon will require additional financing.

     Beacon will require substantial additional capital to implement its long-term business plan and make further acquisitions. There can be no assurance that such financing will be available to Beacon or, if it is, that it will be available on terms and at a valuation that would be accretive to the interests of current stockholders. In this regard, failure by Beacon to secure additional financing on favorable terms could have severe adverse consequences relative to Beacon’s ability to grow Beacon substantially through the additional acquisitions it contemplates, which ultimately could mean that Beacon may not be viable.

Rapid technological change and obsolescence could affect Beacon’s business.

     Our business is subject to rapid technological innovation, with old technologies superseded by innovative ones. Such developments could adversely affect the business and operations of Beacon in the future.

Beacon’s success depends upon agreements with third parties.

     Our proposed business plan contemplates working with third party vendors in multiple aspects of the business. The success of our plan assumes successful relationships with third party vendors for network access as well as hardware and software products and services which Beacon seeks to offer and sell. If Beacon is unable to attract competent corporate partners, or if such partners’ efforts are inadequate, Beacon’s business could be harmed.

Beacon does not manufacture the equipment that it relies upon.

     Beacon does not and will not have any of its own equipment or manufacturing capacity and must rely on agreements with third parties to supply all products used in Beacon’s business. An interruption in the supply of such equipment could harm the business of Beacon.

Beacon’s business is subject to inherent risks including those arising from customer acceptance, lost customers, market competition, customer liability and increasing expenses.

     Customer Acceptance. Beacon’s intended customers may be unfamiliar with the services and technologies offered by Beacon for any number of reasons and therefore hesitant to use Beacon’s products and services. As a result, the sales cycle involved in obtaining new customers could be slower and more expensive than initially budgeted. Beacon will need to educate customers as to the benefits of its products and services, which education is costly and time consuming. Thus, Beacon cannot accurately forecast the timing and recognition of revenue from marketing of its products and services to new customers. Delays in market acceptance of Beacon’s products and services could harm Beacon.

     Lost Customers. There is no guarantee that customers will continue to use the products and services of Beacon. The business is inherently very competitive on a price and service basis and there can be no assurance that Beacon, as a new entrant, will be successful with its business model in attracting and retaining customers.

     Competition. There are many companies operating in Beacon’s basic market niche that have longer operating histories and greater financial, technical, marketing, sales, or other resources when compared to Beacon. While Beacon intends to enter into relationships with third parties to offset these competitive factors, there is no guarantee that Beacon will respond more effectively than its competitors to new or emerging products or changes in customer requirements. Increased competition, either from individual firms or collaborative ventures may harm Beacon’s ability to sell products and services on favorable terms, which in turn could lead to price cuts, reduced gross margins, or loss of market share. These factors could seriously harm Beacon’s business.

     Liability. Beacon’s business involves providing customers with mission-critical communications products and services on a 24/7 basis. Failure by Beacon to maintain delivery of these services could place Beacon at risk of litigation and judgments for consequential and punitive damages.

     Expense. Beacon plans to grow the businesses it acquires, which will involve incurring increased costs. Beacon will, as a result of such expansion, incur significant expenses arising from multiple necessary activities including attending marketing trade shows and conferences, hiring full-time professional sales and marketing management, consultants, attorneys, and expanding day-to-day operations. There can be no assurance that the incurrence of these costs will have the desired result of increasing revenue to the degree needed to achieve and maintain profitability.

Beacon depends on its key employees.

     Beacon is highly dependent on certain officers and employees. The loss of any of their services or Beacon’s inability to attract and retain other qualified employees or consultants would have an adverse impact on Beacon’s business and its ability to achieve its objectives. Beacon currently intends to attempt to enter into employment and non-compete agreements with all key personnel. These agreements however will permit the employee to resign without cause at any time. There can be no assurance that Beacon will be able to retain existing employees or that it will be able to find, attract and retain other skilled personnel on acceptable terms.

Beacon has no patent protection for its products and services.

     None of Beacon’s products or services is proprietary to Beacon and, as a result, Beacon enjoys no patent protection. As a result, Beacon has a limited ability to protect what it does against infringement by others, including competitors who are larger and better capitalized than Beacon.

Economic conditions could materially adversely affect us.

     Our operations and performance depend significantly on national and worldwide economic conditions. Uncertainty about current national and global economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for our products and services. Other factors that could influence demand include continuing increases in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on demand for our products and services and on our financial condition and operating results.

     The current financial turmoil affecting the banking system and financial markets and the possibility that financial institutions may consolidate or go out of business have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. There could be a number of follow-on effects from the credit crisis and current economic environment on our business, including insolvency of key customers and suppliers and the inability for us to raise additional working capital to support the growth of our operations.

Changes in regulations, the laws or court rulings could adversely affect Beacon.

     Our telecommunications and IT products and services are highly regulated and subject to governmental actions at myriad levels. Changes to laws affecting the telecommunications industry or the economic climate for telecommunications businesses could have a material adverse effect on Beacon’s ability to conduct business.

Beacon’s quarterly operating results may fluctuate significantly and will be difficult to predict.

     Our results of operations will fluctuate significantly from quarter to quarter as a result of a number of factors, including our product development timeline and the rate at which customers accept our products. Accordingly, our future operating results are likely to be subject to variability from quarter to quarter and could be adversely affected in any particular quarter. It is possible that our operating results will be below the expectations of investors. As indicated above, Beacon has incurred losses since its inception.

Past activities of Suncrest Global Energy Corp. and its affiliates may lead to future liability for Beacon.

     Before the Share Exchange, Suncrest Global Energy Corp. engaged in businesses unrelated to that of Beacon’s new operations. Any liabilities relating to such prior business may have a material adverse effect on Beacon. We have performed a review of in connection with our FIN 48 compliance and identified no material uncertain tax positions (Please refer to Note 15 of the consolidated financial statements). Although we have not identified or been notified of any such liabilities as of December 17, 2008, we can give no assurances as to the existence of any such liabilities.

Catastrophic events or geo-political conditions may disrupt our business.

     A disruption or failure of our systems or operations in the event of a major earthquake, weather event, cyber-attack, terrorist attack, or other catastrophic event could cause delays in completing sales, providing services or performing other mission-critical functions. A catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could harm our ability to conduct normal business operations and our operating results. Abrupt political change, terrorist activity, and armed conflict pose a risk of general economic disruption in affected countries, which may increase our operating costs. These conditions also may add uncertainty to the timing and budget for technology investment decisions by our customers.

Risks Relating to Ownership of Beacon Common Stock

No Assurances of a Public Market; Restrictions on Resale.

     Although Beacon Common Stock is eligible for quotation on the NASD Bulletin Board, there is not and has never been a trading market for the Beacon Common Stock. There can be no assurances that any trading market will ever develop in the Beacon Common Stock at any time in the future. Investors must be prepared to bear the economic risk of holding the securities for an indefinite period of time.

Significant number of outstanding convertible notes, options and warrants could interfere with Beacon’s ability to raise capital.

     Beacon has outstanding convertible notes, options and warrants that are convertible into or exercisable for shares of our common stock. To the extent that outstanding options or warrants are exercised, dilution to the percentage ownership of Beacon’s shareholders will occur. In addition, the terms on which Beacon will be able to obtain additional equity capital may be adversely affected if the holders of outstanding options and warrants exercise them at a time when Beacon is able to obtain additional capital on terms more favorable to Beacon than those provided in the outstanding options and warrants.

The price of Beacon Common Stock may fluctuate significantly.

     Stock of public companies can experience extreme price and volume fluctuations. These fluctuations often have been unrelated or out of proportion to the operating performance of such companies. Beacon expects its stock price to be similarly volatile. These broad market fluctuations may continue and could harm Beacon’s stock price. Any negative change in the public’s perception of the prospects of Beacon or companies in Beacon’s industry could also depress Beacon’s stock price, regardless of Beacon’s actual results. Factors affecting the trading price of Beacon’s common stock may include:

»	variations in operating results;

»	announcements of technological innovations, new products or product enhancements, strategic alliances or significant agreements by Beacon or by competitors;

»	recruitment or departure of key personnel;

»	litigation, legislation, regulation or technological developments that adversely affect Beacon’s business; and

»	market conditions in Beacon’s industry, the industries of their customers and the economy as a whole.

     Further, the stock market in general, and securities of microcap companies in particular, can experience extreme price and volume fluctuations. Continued market fluctuations could result in extreme volatility in the price of the Beacon Common Stock, which could cause a decline in the value of Beacon Common Stock. You should also be aware that price volatility might be worse if the trading volume of the Beacon Common Stock is low.

     Although our Common Stock is currently quoted on the OTC Bulletin Board (“OTC.BB ”), trading may be extremely sporadic. There can be no assurance that a more active market for our common stock will develop.

The SEC may limit the number of shares of Beacon Common Stock that may be registered for resale at any one time.

     The Federal securities laws distinguish between a primary offering made by an issuer and a secondary offering made by an issuer on behalf of a selling shareholder. Recently, the SEC has made public statements indicating the SEC’s Division of Corporation Finance will question the ability of issuers to register shares for resale in a secondary offering where the number of shares offered exceed an estimated one-third of the total number of shares held by non-affiliates prior to the underlying private transaction. Although this position is not written or settled law, it is possible the SEC staff will view any resale offering by investors as an offering by Beacon and deem it a primary offering if the number of shares Beacon seeks to register exceeds the estimated one-third threshold. Even if the number of shares Beacon seeks to register is below the estimated one-third threshold, the SEC staff may still take the position that the offering is a primary offering rather than a secondary offering. In that event, Beacon may seek to register only a portion of its Common Stock at any one time and will only be able to register additional Common Stock after the passage of time and the sale of substantially all of the Registrable Securities subject to the previous registration statement.

Beacon Common Stock may be subject to Penny Stock Rules, which could affect trading.

     Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain rules adopted by the SEC. Penny stocks generally are equity securities with a price of less than $5.00, subject to exceptions. The rules require that a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in connection with the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the rules generally require that prior to a transaction in a penny stock the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the liquidity of penny stocks. If the Beacon Common Stock becomes subject to the penny stock rules, holders of Beacon Common Stock or other Beacon securities may find it more difficult to sell their securities.

Beacon’s operation as a public company subjects it to extensive corporate governance and disclosure regulations that will result in additional operating expenses.

     As a public company, Beacon will incur significant legal, accounting and other expenses. Beacon will incur costs associated with its public company reporting requirement and certain requirements under the Sarbanes-Oxley Act of 2002. Like many smaller public companies, Beacon faces a significant impact from required compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management of public companies to evaluate the effectiveness of internal control over financial reporting and the independent auditors to attest to the effectiveness of such internal controls and the evaluation performed by management. The SEC has adopted rules implementing Section 404 for public companies as well as disclosure requirements. The Public Company Accounting Oversight Board, or PCAOB, has adopted documentation and attestation standards that the independent auditors must follow in conducting its attestation under Section 404. Beacon is currently preparing for compliance with Section 404; however, there can be no assurance that it will be able to effectively meet all of the requirements of Section 404 as currently known to us in the currently mandated timeframe. Any failure to implement effectively new or improved internal controls, or to resolve difficulties encountered in their implementation, could harm Beacon’s operating results, cause it to fail to meet reporting obligations or result in management being required to give a qualified assessment of its internal control over financial reporting or its independent auditors providing an adverse opinion regarding management’s assessment. Any such result could cause investors to lose confidence in Beacon’s reported financial information, which could have a material adverse effect on its stock price.

If Beacon fails to maintain the adequacy of our internal control, our ability to provide accurate financial statements and comply with the requirements of the Sarbanes-Oxley Act of 2002 could be impaired, which could cause our stock price to decrease substantially.

     Beacon has taken and will continue to take measures to address and improve its financial reporting and compliance capabilities and it is in the process of instituting changes to satisfy its obligations in connection with joining a public company, when and as such requirements become applicable to it. Beacon plans to obtain additional financial and accounting resources to support and enhance its ability to meet the requirements of being a public company. Beacon will need to continue to improve its financial and managerial controls, reporting systems and procedures, and documentation thereof. If Beacon’s financial and managerial controls, reporting systems or procedures fail, it may not be able to provide accurate financial statements on a timely basis or comply with the Sarbanes-Oxley Act of 2002 as it applies to us. Any failure of Beacon’s internal controls or its ability to provide accurate financial statements could cause the trading price of Beacon common stock to decrease substantially.

Item 2. Properties

     Beacon’s executive offices are located at 1961 Bishop Lane, Louisville, KY 40218 in 8,150 square feet of office space leased through December 31, 2010. We have offices in Cincinnati, OH consisting of 3,675 square feet of office space leased through October 31, 2010 and Columbus, OH consisting of 7,018 square feet leased through December 31, 2009. We believe our facilities are adequate for the continuing operations of our existing business.

Item 3. Legal Proceedings

     We are subject to various legal proceedings in the normal course of business, none of which is required to be disclosed under this Item 3.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2008.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases for Equity Securities

Market Information

     Our common stock, par value $.001 per share, has been traded on the OTC Bulletin Board, first under the symbol “BESG.OB” subsequently changed to the symbol “BEAC.OB,” since January 7, 2008. Prior to that time, our common stock was traded on the OTC Bulletin Board under the symbol “SGEG.OB.”

     The public market for our stock is limited and sporadic. The following table sets forth, for the period indicated, the high and low last sale price for our common stock as reported on the OTC Bulletin Board:

Quarter Ended	High	Low
Fiscal 2008
December 31, 2007	$-	$-
March 31, 2008	$1.90	$1.04
June 30, 2008	$1.20	$0.95
September 30, 2008	$1.50	$0.51
Fiscal 2007
December 31, 2006	$-	$-
March 31, 2007	$-	$-
June 30, 2007	$-	$-
September 30, 2007	$-	$-

Holders

     As of January 5, 2009, we had approximately 154 stockholders of record.

Dividends

     We have not paid cash dividends on shares of our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on shares of our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant.

     Under our Articles of Incorporation and the Certificate of Designation of Series B Preferred Stock, without the consent of holders of a majority of each series of the Series A, A-1 and B Preferred Stock, we may not pay any dividends upon shares of Common Stock until we have paid the aggregate accrued dividends upon such preferred stock and such amounts that the holders of such preferred stock would receive if they were to convert their shares of preferred stock into shares of common stock.

Recent Sales of Unregistered Securities

     Information related to sales of unregistered securities has been included in our Quarterly Reports on Form 10-Q for the periods ended December 31, 2007, March 31, 2008 and June 30, 2008, as well as our Current Reports on Form 8-K filed on December 28, 2007, January 11, 2008, January 22, 2008, February 19, 2008, March 13, 2008, March 18, 2008, July 16, 2008, August 6, 2008, August 13, 2008, August 25, 2008, September 8, 2008, September 22, 2008, October 7, 2008, October 9, 2008, October 14, 2008, October 30, 2008, December 9, 2008, January 5, 2009 and incorporated herein by reference.

Securities Authorized for Issuance Under Compensation Plans

     On March 26, 2008, our Board of Directors reserved and authorized 1,000,000 shares of our Common Stock under the 2008 Long-Term Incentive Compensation Plan. As this plan awaits shareholder approval, no shares have been issued under said plan.

Issuer Purchases of Equity Securities

     None.

Item 7. Management’s Discussion and Analysis of Financial Condition, Plans and Results of Operations

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

Cautionary Statements - Forward Outlook and Risks

     Certain statements contained in this annual report on Form 10-K, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects,” “assumes,” “trends” and similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon our current plans, expectations and projections about future events. However, such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following:

• Our business may be materially adversely affected by the current economic environment. The recent disruptions in both domestic and global financial and credit markets have significantly impacted domestic and global economic activity and lead to an economic recession. As a result of these disruptions, our customers and markets have been adversely affected. If we experience reduced demand because of these disruptions in the macroeconomic environment, our business, results of operation and financial condition could be materially adversely affected. If we are unable to successfully anticipate changing economic and financial conditions, we may be unable to effectively plan for and respond to these changes and our business could be adversely affected;

• effects of competition in the markets in which we operate;

• liability and other claims asserted against us;

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

     For a detailed discussion of these and other factors that could cause our actual results to differ materially from the results contemplated by the forward-looking statements, please refer to Item 1(A) Risk Factors in this annual report on Form 10-K. The reader is encouraged to review the risk factors set forth therein. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required by law, we assume no responsibility for updating forward-looking statements to reflect unforeseen or other events after the date of this report.

Overview

     We were formed for the purpose of acquiring and consolidating regional telecom businesses and service platforms into an integrated, national provider of high quality voice, data and VOIP communications to small and medium-sized business enterprises (the “MBE Market”). Our business strategy is to acquire companies that will allow us to serve the MBE Market on an integrated, turnkey basis from system design, procurement and installation through all aspects of providing network service and designing and hosting network applications.

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

Phase I Acquisitions

     On December 20, 2007, Beacon acquired the substantially all of the assets and assumed certain liabilities of Advance Data Systems, Inc., CETCON Inc., and Strategic Communications, LLC under the terms of three separate asset purchase agreements. In addition, Beacon acquired substantially all of the assets and certain liabilities of Bell-Haun Systems Inc. in a stock purchase agreement. These acquisitions are referred to as the “Phase I Acquisitions.”

     Since December 20, 2007, Beacon has focused on the consolidation of various operational elements of the Phase I Acquisitions into a single core infrastructure. Beacon merged the four distinct payroll systems of the Phase I Acquisitions into one payroll system; launched a company-wide intranet and human resource information system; centralized the Company’s marketing, advertising and promotional programs; and introduced a company-wide Customer Relationship Management (CRM) system. We have also hired new sales executives in our primary markets; launched a network circuit sales group; rebranded our customer facing sales and support material; merged five financial systems into one unified financial system; and attempted to capitalize on cross-selling opportunities among our different product and service groups. In addition, we refinanced certain outstanding financial obligations of the Phase I Acquisitions into a new, single five year note payable. Finally, in addition to moving into three centralized offices, merging two of the offices into a single location, we reorganized our service and installation operations with our sales organizations to provide greater cross selling opportunities to our diverse customer base.

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

Organic Growth Strategy

     With respect to our plans to increase revenue organically, we have identified, and are currently pursuing, several significant customer opportunities including an international design/service contract with an existing Fortune 100 client, a domestic service contract with an existing Fortune 500 client and several hardware/services contracts with the United States military. We believe these opportunities resulted, in part, from our ability to provide fully integrated voice and data communication services. In addition, subject to securing additional capital, we intend to implement a Cisco-centric expansion strategy for a portion of our business. We have assessed the current market environment for the growth of our Cisco-centric business and believe that we can expand our Cisco business more efficiently and economically through organic growth rather than through acquisitions. Collectively, these opportunities could increase our annual revenue to over $25 million.

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

     Following the creation of a Cisco technology lab, we would intend to offer similar Microsoft demonstration capabilities centered on Office Communications Server 2007 and Sharepoint. We believe the need for the Microsoft lab is driven by the future of “voice” within the Microsoft roadmap. Ultimately, we expect that voice will become an application that rides atop the MS Exchange environment and will not be a separate technology deployed as with a separate phone system.

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

Results of Operations

     For the period from June 6, 2007 (Date of Inception) to September 30, 2007

     From the inception of the business on June 6, 2007 to September 30, 2007, the sole activities of Beacon were to execute our Phase I Acquisitions, our Private Placement and execute the Share Exchange. Through September 30, 2007, we generated no revenues and relied on the 2007 Bridge Facility to support our cash requirements.

     During the period, we incurred compensation related expenses of approximately $79,000 and other administrative expenses of approximately $52,000. Interest expense of approximately $2,000 was incurred in connection with the 2007 Bridge Facility.

     Based on our limited operating experience, we did not record any income tax benefit because it is more likely than not that we will not realize the benefits of our deferred tax assets.

     For the year ended September 30, 2008

     Revenue for the year ended September 30, 2008 was approximately $6.0 million provided primarily by services performed by the Phase I Acquisitions consisting primarily of engineering and design, software development, business telephone system installations, and time and materials services for system maintenance. Revenue was recognized for the period December 21, 2007 through September 30, 2008 subsequent to the acquisition of the four target companies on December 20, 2007.

     Cost of goods sold for the year ended September 30, 2008 amounted to approximately $3.3 million and consisted of equipment and materials used in business telephone system installations, parts used in services, direct labor and subcontractor fees incurred in providing all of our services.

     Salaries and benefits of approximately $3.2 million for the year ended September 30, 2008 included approximately $116,000 of salaries expended in developing and executing the acquisition strategy, an accrual of $31,500 for the successful execution of the acquisitions, and accrued paid time off of approximately $129,000, $219,000 of non-cash share-based payments to one of our directors, non-cash share based compensation expense of approximately $280,000, approximately $71,000 of matching contributions to our 401(k) plan, and salaries and benefits of acquired company employees and employees added since inception for the period December 21, 2007 through September 30, 2008. The non-cash share-based payments to our directors related to compensatory stock warrants issued during the period. The non-cash share based compensation expense relates to the compensation earned related to a restricted stock award granted on the day of the Phase I Acquisitions and stock options subsequently granted to selected employees and represents the vested portion of the stock awards based on the fair market value on the date of grant.

     Selling, general and administrative expense for the year ended September 30, 2008 of approximately $2.9 million consists primarily of fixed operating costs of the four acquired companies including $309,000 of expenses incurred in connection with the recapitalization, approximately $276,000 of accounting and professional fees associated with our September 30, 2007 annual audit and December 31, 2007, March 31, 2008, and June 30, 2008 quarterly reviews, approximately $124,000 of outside services assisting in the transition and integration of the four businesses, approximately $158,000 of expenses related to our India software development operation, and a restructuring charge of approximately $133,000 for the elimination of certain unnecessary positions in the realignment of our service organization with our sales and marketing plans and activities.

     Interest expense of approximately $610,000 year ended September 30, 2008 includes interest related to our Bridge Notes in addition to the notes payable issued in connection with our Phase I Acquisitions. Non-cash interest expense related to the accretion of the Bridge Notes to face value, warrants issued in exchange for certain financing arrangements, and the vesting of contingent bridge warrants was $385,000 for the year ended September 30, 2008.

     Contractual dividends on our Series A and A-1 Preferred Stock amounted to approximately $220,000 for the year ended September 30, 2008. These amounts are included in accrued expenses as of September 30, 2008. Deemed dividends related to the beneficial conversion feature embedded in our Series A, A-1 and B Preferred Stock of approximately $4.2 was recognized during the year ended September 30, 2008.

Liquidity and Capital Resources

     Net cash used in operating activities of approximately $2.9 million consisted primarily of a net loss of approximately $4.6 million, a decrease in cash due to: (i) an increase in accounts receivable of approximately $866,000; (ii) an increase in inventory of approximately $175,000; and (iii) a decrease in customer deposits by approximately $242,000 primarily in our engineering division. These amounts were offset by increases in cash due to: (i) an increase in our accrued expenses and other current liabilities of approximately $935,000; (ii) an increase in accounts payable of $403,000; (iii) a decrease in other assets of $123,000. Finally, cash used in operations was impacted by non-cash share based payments of approximately $884,000.

     Cash used in investing activities of approximately ($2.4) million resulted primarily from proceeds of our Private Placement offering used to purchase the Phase I Acquisitions and approximately $154,000 of capital expenditures primarily to integrate our telecommunications and implement our converged data strategy.

     Cash provided by financing activities of approximately $5.3 million was derived primarily from $4.3 million raised in our Private Placement offerings of Series A, A-1 and B preferred stock (gross proceeds of $5.2 million less placement costs of $0.9 million), approximately $1.0 million raised in our Private Placement offering of common stock (gross proceeds of $1.3 million less placement costs of approximately $0.3 million), $422,000 of proceeds from the issuance of convertible notes payable, $600,000 of proceeds from the issuance of a note payable and $400,000 of proceeds from issuance of a short-term notes and lines of credit, offset by note payments and payoffs of $1,449,000.

     We incurred a net loss of approximately $4.6 million for the year ended September 30, 2008. At September 30, 2008, our accumulated deficit amounted to approximately $9.2 million. We had cash of $127,373 and a working capital deficit of approximately $1.1 million at September 30, 2008.

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

     On December 28, 2007, we entered into an equity financing arrangement with two of our directors that provided up to $300,000 of additional funding, the terms of which provided for compensation of 10,000 warrants each to purchase common stock at $1.00 per share, the period the financing arrangement is in effect. The warrants have a five-year term. The financing arrangement was terminated by Beacon in conjunction with the final close of the Series A-1 Preferred Stock Private Placement offering and the two directors earned 25,000 warrants each under the financing arrangement.

     On March 14, 2008, Beacon and Integra Bank entered into a credit facility, under which we borrowed $600,000 at a 6.25% annual interest rate with monthly payments of $11,696 over a 60 month term that matures on March 12, 2013. The first payment was due and paid in April, 2008. The proceeds of the note were used to repay the three previously outstanding notes assumed in the Phase I Acquisitions, two of which were in default due to change in control provisions.

     On May 15, 2008, we entered into an equity financing arrangement with one of our directors that provided up to $500,000 of additional funding, the terms of which provided for compensation of 33,333 warrants each to purchase common stock at $1.00 per share, the period the financing arrangement is in effect. The warrants have a five-year term. On August 19, 2008 this equity financing arrangement was increased to $3.0 million in exchange for 100,000 additional warrants to purchase common stock at $1.00 per share, the commitment will be reduced on a dollar for dollar basis as we raise additional equity capital in private offerings, described below, and terminating upon completion of equity financing of $3 million, upon mutual agreement or on December 31, 2008. As of September 30, 2008, we raised $1.3 million in equity financing reducing the obligation under the equity financing arrangement to $1.7 million.

     On June 11, 2008, Beacon and Integra Bank entered into a credit facility, under which we borrowed $200,000 at a 6.00% annual interest rate the principal and interest of which are due and payable on August 11, 2008. The proceeds of the note were used to pay certain ongoing expenses with the balance used for working capital. The note was paid in full on the due date.

     On July 25, 2008, Beacon engaged a registered broker-dealer in a private placement of Common Stock and Warrants and raised approximately $1.6 million prior to terminating the offer on October 24, 2008.

     On November 12, 2008, Beacon engaged a registered broker-dealer in a private placement of Common Stock and Warrants to raise $3.0 million of equity financing. As of January 5, 2009 we have raised $620,000 pursuant to this offering.

     On January 9, 2009, we entered into an equity financing arrangement with one of our directors that provided up to $2.2 million of additional funding, the terms of which provide for compensation of a one time grant of warrants to purchase 100,000 shares of common stock at $1.00 per share and ongoing grants of warrants to purchase 33,333 shares of common stock at $1.00 per share each month that the financing arrangement is in effect. The warrants have a five year term. The commitment will be reduced on a dollar for dollar basis as we raise additional equity capital in private offerings, described above, and terminating upon completion of equity financing of $2.2 million, upon mutual agreement or on January 1, 2010.

     As widely reported, financial markets have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in securities prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Among other risks we face, the current tightening of credit in financial markets may adversely affect our ability to obtain financing in the future, including, if necessary, to fund a strategic acquisition, and/or ability to refinance our debt as it comes due.

     We believe that our currently available cash, the proceeds from equity financing, the equity financing arrangement and funds we expect to generate from operations will enable us to effectively operate our business and pay our debt obligations as they become due within the next twelve months through October 1, 2009. However, we will require additional capital in order to execute our current business plan. If we are unable to raise additional capital, we will be required to take various measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing our business development activities, suspending the pursuit of our business plan, and controlling overhead expenses. We cannot provide any assurance that we will raise additional capital. We have not secured any commitments for new financing at this time, nor can we provide any assurance that new financing will be available to us on acceptable terms, if at all.

Off-Balance Sheet Arrangements

     We have three operating lease commitments for real estate used for office space and production facilities.

     Contractual Obligations as of September 30, 2008

     The following is a summary of our contractual obligations as of September 30, 2008:

		Payment Due by Period
Contractual Obligations	Total	Year 1	Years 2-3	Years 4-5	Thereafter
Long-term debt obligations	$1,812,072	$495,595	$850,347	$458,987	$7,143
Interest obligations (1)	283,501	107,962	130,872	44,572	95
Operating lease obligations (2)	313,367	170,544	142,823

	$2,408,940	$774,101	$1,124,042	$503,559	$7,238

(1)	Interest obligations assume Prime Rate of 5.00% at September 30, 2008. Interest rate obligations are presented through the maturity dates of each component of long-term debt.

(2)	Operating lease obligations represent payment obligations under non-cancelable lease agreements classified as operating leases and disclosed pursuant to Statement of Financial Accounting Standards No. 13 “Accounting for Leases,” as may be modified or supplemented. These amounts are not recorded as liabilities of the current balance sheet date.

     Dividends on Series A and A-1 Preferred Stock are payable quarterly at an annual rate of 10% and Series B Preferred Stock are payable quarterly at an annual rate of 6% in cash or the issuance of additional shares of Series A, A-1 and B Preferred Stock, at our option. If we were to fund dividends accruing during the year ending September 30, 2009 in cash, the total obligation would be $504,000 based on the number of shares of Series A, A-1 and B Preferred Stock outstanding as of September 30, 2008.

     We currently anticipate the cash requirements for capital expenditures, operating lease commitments and working capital will likely be funded with our existing fund sources and cash provided from operating activities. In the aggregate, total capital expenditures are not expected to exceed $500,000 for the year ended September 30, 2009 and could be curtailed should we experience a shortfall in expected financing.

Working Capital

     As of September 30, 2008, our current liabilities exceed current assets by approximately $1.1 million. The bridge notes recorded in non-current liabilities are convertible into common stock and the note agreements provide for vesting of additional warrants to purchase shares of common should the holders continue to hold the debt and immediate vesting of the additional warrants upon conversion. During the year ended September 30, 2008 we refinanced the line of credit obligation and a note payable that were in default as of December 31, 2007 that we assumed in the Phase I Acquisitions. In addition, certain vendors have agreed to defer payment or agreed to payment plans or to accept common stock in exchange for settlement of their outstanding balance. We have reduced our working capital deficit by approximately $0.4 million during the nine months since December 31, 2007. We can give no assurance that we will continue to be successful in our efforts to negotiate favorable terms with our vendors.

Item 8. Financial Statements and Supplementary Data

     Consolidated Financial Statements of Beacon Enterprise Solutions Group, Inc.

Page

Report of Independent Registered Public Accounting Firm	23

Consolidated Balance Sheets as of September 30, 2007 and 2008	24

Consolidated Statements of Operations for the period from June 6, 2007 (Date of Inception) to September
30, 2007 and for the year ended September 30, 2008	25

Consolidated Statements of Stockholder’s Equity (Deficit) for the period from June 6, 2007 (Date of
Inception) to September 30, 2007 and for the year ended September 30, 2008	26

Consolidated Statements of Cash Flows for the period from June 6, 2007 (Date of Inception) to September
30, 2007 and for the year ended September 30, 2008	27

Notes to the Consolidated Financial Statements	28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Stockholders
Beacon Enterprise Solutions Group, Inc.

     We have audited the accompanying consolidated balance sheets of Beacon Enterprise Solutions Group, Inc. and subsidiaries (the “Company”) as of September 30, 2007 and 2008, and the related consolidated statements of operations, changes in stockholders’ (deficiency) equity and cash flows for period of June 6, 2007 (Date of Inception) to September 30, 2007 and for the year ended September 30, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Beacon Enterprise Solutions Group, Inc. and subsidiaries, as of September 30, 2007 and 2008, and the consolidated results of their operations and their cash flows for the period of June 6, 2007 (Date of Inception) to September 30, 2007 and for the year ended September 30, 2008 in conformity with United States generally accepted accounting principles.

/s/ Marcum & Kliegman LLP

Marcum & Kliegman LLP
New York, New York

January 9, 2009

Beacon Enterprise Solutions Group, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2007	September 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$62,211	$127,373
Accounts receivable, net	-	1,505,162
Inventory, net	-	597,794
Prepaid expenses and other current assets	22,153	44,745

Total current assets	84,364	2,275,074
Prepaid acquisition costs	111,387	-
Property and equipment, net	-	310,703
Goodwill	-	2,791,648
Other intangible assets, net	-	3,802,717
Inventory, less current portion	-	160,610
Security deposits	-	15,639

Total assets	$195,751	$9,356,391

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY
Current liabilities:
Lines of credit	$-	$200,000
Current portion of long-term debt	-	495,595
Current portion of capital lease obligations	-	11,928
Accounts payable	1,814	1,225,509
Accrued expenses	44,941	1,325,432
Customer deposits	-	95,767
Deferred tax liability	-	45,472

Total current liabilities	46,755	3,399,703
Long-term debt, less current portion	-	1,316,477
Bridge notes (net of $0 and $128,840 of discounts, respectively)	278,000	571,160

Total liabilities	324,755	5,287,340

Stockholders’ (deficiency) equity
Preferred Stock: $0.01 par value, 5,000,000 shares
authorized, 5,200 shares outstanding in the
following classes:
Series A convertible preferred stock, $1,000 stated value,		4,000,000
4,500 shares authorized, 4,000 shares issued and
outstanding, (liquidation preference $5,243,630)
Series A-1 convertible preferred stock, $1,000 stated value,		800,000
1,000 shares authorized, 800 shares issued and
outstanding, (liquidation preference $1,031,813)
Series B convertible preferred stock, $1,000 stated value,
4,000 shares authorized, 400 shares issued and
outstanding, (liquidation preference $500,000)		400,000
Common stock, $0.001 par value 70,000,000 shares
authorized, 5,187,650 and 12,093,021 shares issued and
issued and outstanding, respectively	5,188	12,093
Additional paid in capital	(812)	8,027,602
Accumulated deficit	(133,380)	(9,170,644)

Total stockholders’ (deficiency) equity	(129,004)	4,069,051

Total liabilities and stockholders’ (deficiency) equity	195,751	9,356,391

The accompanying notes are an integral part of these consolidated financial statements.

Beacon Enterprise Solutions Group, Inc. and Subsidiaries
Consolidated Statements of Operations

	From June 6, 2007 (Date of Inception) to September 30, 2007	For the year ended September 30, 2008
Net sales		$6,012,637
Cost of goods sold		3,296,850

Gross profit	-	2,715,787
Operating expense
Salaries and benefits	79,216	3,199,378
Selling, general and administrative	51,726	2,944,373
Depreciation expense		70,110
Amortization of intangible assets		501,357

Total operating expense	130,942	6,715,218

Loss from operations	(130,942)	(3,999,431)
Other income (expenses)
Interest expense	(2,438)	(610,051)
Interest income		7,416

Total other expenses	(2,438)	(602,635)

Loss before income taxes	(133,380)	(4,602,066)
Income tax expense	-	45,472

Net loss	(133,380)	(4,647,538)
Series A and A-1 Preferred Stock:
Contractual dividends		(220,354)
Deemed dividends related to beneficial conversion feature		(4,169,372)

Net loss available to common stockholders	$(133,380)	$(9,037,264)

Basic and diluted net loss per share information:
Net loss per share available to common stockholders -
basic and diluted	$(0.03)	$(0.95)

Weighted average number of common shares
outstanding - basic and diluted	3,883,683	9,466,764

The accompanying notes are an integral part of these consolidated financial statements.

Beacon Enterprise Solutions Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ (Deficiency) Equity

	Series A Convertible Preferred Stock		Series A-1 Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	$1,000 Stated Value	Shares	$1,000 Stated Value	Shares	$1,000 Stated Value	Shares	$0.001 Par Value
Issuance of common stock to founding
stockholder							1,000	$1	$-		$1
Stock dividend							2,999,000	2,999	(2,999)		-
Issuance of common stock to founding
stockholders/directors							1,250,000	1,250	1,250		2,500
Issuance of common stock to founding
stockholder for cash							937,650	938	937		1,875
Net loss										(133,380)	(133,380)

Balance at October 1, 2007							5,187,650	$5,188	$(812)	$(133,380)	$(129,004)
Common stock granted to
employee for services							782,250	782	(782)		-
Vested portion of common stock
granted to employee for services									266,693		266,693
Shares of Suncrest outstanding at
time of share exchange							1,273,121	1,273	(1,273)		-
Common stock issued as purchase
consideration in business
combinations							3,225,000	3,225	2,738,025		2,741,250
Series A Preferred Stock issued
in private placement	4,000.0	4,000,000									4,000,000
Series A-1 Preferred Stock issued
in private placement			800.0	800,000							800,000
Series B Preferred Stock issued
in private placement					400	400,000					400,000
Common Stock issued
in private placement							1,625,000	1,625	1,298,375		1,300,000
Private placement offering costs									(1,188,324)		(1,188,324)
Beneficial conversion feature -
deemed preferred stock dividend									4,169,372	(4,169,372)	-
Bridge note warrants									72,000		72,000
Beneficial conversion feature -
bridge notes									128,000		128,000
Vested contingent bridge warrants									77,980		77,980
Warrants issued for equity financing
agreement									235,699		235,699
Compensatory warrants									219,000		219,000
Series A Preferred Stock contractual
dividends										(194,904)	(194,904)
Series A-1 Preferred Stock contractual
dividends										(25,450)	(25,450)
Issuance of Stock Options									13,649		13,649
Net loss										(4,647,538)	(4,647,538)

Balance at June 30, 2008 (unaudited)	4,000.0	$4,000,000	800	$800,000	400	$400,000	12,093,021	$12,093	$8,027,602	$(9,170,644)	$4,069,051

The accompanying notes are an integral part of these consolidated financial statements.

Beacon Enterprise Solutions Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	From June 6, 2007 (Date of Inception) to September 30, 2007	For the Year Ended September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(133,380)	$(4,647,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued to founding stockholders	2,500
Change in reserve for obsolete inventory		35,058
Change in reserve for doubtful accounts		50,000
Depreciation and Amortization		571,467
Non-cash interest		384,839
Share based payments		499,342
Deferred income tax liability		45,472
Changes in operating assets and liabilities:
Accounts receivable		(866,161)
Inventory		(174,861)
Prepaid expenses and other current assets	(22,153)	32,691
Accounts payable	1,814	403,365
Customer deposits		(241,866)
Other assets		131,227
Accrued expenses	44,941	935,132

NET CASH USED IN OPERATING ACTIVITIES	(106,278)	(2,841,833)

CASH FLOWS FROM INVESTING ACTIVITIES
Prepaid acquisition costs	(111,387)
Capital expenditures		(154,070)
Acquisition of businesses, net of acquired cash		(2,223,535)

NET CASH USED IN INVESTING ACTIVITIES	(111,387)	(2,377,605)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuances of bridge notes	278,000	422,000
Proceeds from issuance of common stock to founding stockholders	1,876
Proceeds from sale of preferred stock, net of offering costs		4,276,460
Proceeds from sale of common stock, net of offering costs		1,035,216
Repayment of line of credit		(450,000)
Proceeds from lines of credit		400,000
Proceeds from note payable		600,000
Payments of notes payable		(985,514)
Payments of capital lease obligations		(13,562)

NET CASH PROVIDED BY FINANCING ACTIVITIES	279,876	5,284,600

NET INCREASE IN CASH AND CASH EQUIVALENTS	62,211	65,162
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	62,211

CASH AND CASH EQUIVALENTS - END OF PERIOD	$62,211	$127,373

Supplemental disclosures
Cash paid for:
Interest		$115,587

Income taxes		$-

Acquisition of businesses
Accounts receivable		$689,001
Inventory		618,601
Prepaid expenses and other current assets		55,283
Property and equipment		226,743
Goodwill		2,791,649
Customer relationships		3,874,074
Non-compete agreements		430,000
Security deposits		27,591
Line of credit		(250,000)
Accounts payable and accrued expenses		(932,276)
Customer deposits		(292,692)
Long-term debt assumed		(354,199)
Capital lease obligations		(25,490)
Other acquisition liabilities		(50,000)
Less: common stock issued as purchase consideration		(2,741,250)
Less: acquisition notes issued to sellers of acquired businesses		(1,843,500)

Cash used in acquisition of businesses (net of $148,283 of cash acquired)		$2,223,535

Bridge note warrants		$72,000

The accompanying notes are an integral part of these consolidated financial statements.

BEACON ENTERPRISE SOLUTIONS GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

     The consolidated financial statements presented are those of Beacon Enterprise Solutions Group, Inc., which was originally formed in the State of Indiana on June 6, 2007 and combined with Suncrest Global Energy Corp. a Nevada corporation, on December 20, 2007, as described in “Share Exchange Transaction,” below. In these footnotes to the consolidate financial statements, the terms “Company,” “Beacon,” “we,” “us” or “our” mean Beacon Enterprise Solutions Group, Inc. and all subsidiaries included in our consolidated financial statements.

     Beacon is a unified, single source information technology and telecommunications enterprise that provides professional services and sales of information technology and telecommunications products to commercial businesses, state and local government agencies, and educational institutions.

     We were formed for the purpose of acquiring and consolidating regional telecom businesses and service platforms into an integrated, national provider of high quality voice, data and VOIP communications to small and medium-sized business enterprises (the “SME Market”) and also serve larger business enterprises. Our business strategy is to acquire companies that will allow us to serve the SME Market on an integrated, turn-key basis from system design, procurement and installation through all aspects of providing network service and designing and hosting network applications.

     Beacon (IN) was a development stage enterprise with no operating history until completing the Share Exchange Transaction described below and simultaneous business combinations (the “Phase I Acquisitions”) and Private Placement financing transaction described in Notes 4 and 14, respectively.

Share Exchange Transaction

     Pursuant to a Securities Exchange Agreement, Suncrest acquired all of the outstanding no par value common stock of Beacon (IN) on December 20, 2007. Suncrest, in exchange for such Beacon (IN) common stock issued 1 share of Suncrest $0.001 par value common stock directly to Beacon (IN)’s stockholders for each share of Suncrest common stock (the “Share Exchange Transaction”). Following the Share Exchange Transaction, the existing stockholders of Suncrest retained 1,273,121 shares of Suncrest’s outstanding common stock and Beacon (IN)’s stockholders became the majority owners of Suncrest. Suncrest was incorporated in the State of Nevada on May 22, 2000. Beacon paid a $305,000 fee to the stockholders of Suncrest in connection with completing the Share Exchange Transaction which is included as a component of selling, general and administrative expense in the accompanying consolidated statement of operations for the year ended September 30, 2008.

     Prior to the Share Exchange Transaction, Suncrest was a publicly-traded corporation with nominal operations of its own. After the Share Exchange Transaction, Suncrest was the surviving legal entity and Beacon (IN) was its wholly-owned subsidiary and Suncrest changed its name to Beacon Enterprise Solutions Group, Inc. on February 15, 2008 and continued to carry on the operations of Beacon. The Share Exchange Transaction has been accounted for as a reverse merger and recapitalization transaction in which the original Beacon (IN) is deemed to be the accounting acquirer. Accordingly, the accompanying consolidated financial statements present the historical financial position, results of operations and cash flows of Beacon, adjusted to give retroactive effect to the recapitalization of Beacon (IN) into Suncrest.

NOTE 2 – LIQUIDITY AND FINANCIAL CONDITION

     Beacon incurred a net loss of approximately $4.6 million and used approximately $2.8 million of cash in our operating activities for the year ended September 30, 2008. At September 30, 2008, our accumulated deficit amounted to approximately $9.2 million. We had cash of $127,373 and a working capital deficit of approximately $1.1 million at September 30, 2008.

     On June 14, 2007, we signed a non-exclusive engagement agreement with Laidlaw & Company (UK) Ltd. (“Laidlaw”) in which Laidlaw agreed to provide us with certain corporate finance advisory services including (i) raising capital under the Private Placement transaction described in Note 14; (ii) structuring the business combinations described in Note 4; and (iii) assisting us with identifying the public company in the Share Exchange Transaction described in Notes 1 and 14. These transactions were completed on December 20, 2007. We raised $4.0 million in the private placement in three separate closings on December 20, 2007, January 15, 2008, and February 12, 2008. We closed on an additional $0.8 million follow-on placement referred to herein as the “Series A-1 Placement,” completed on March 11, 2008. We assumed approximately $405,000 of debt obligations in which the sellers of one of the acquired businesses described in Note 4 triggered an acceleration of principal under certain change of ownership provisions that constituted an event of default under those agreements which was subsequently refinanced on March 14, 2008 (Note 10).

     As described in Note 10, Beacon received $500,000 of gross proceeds ($278,000 prior to September 30, 2007 and $222,000 during the year ended September 30, 2008) under a bridge financing facility furnished by two of its founding stockholders, who are also members of the Board of Directors. We also raised $200,000 of additional capital through the issuance of bridge notes in a second bridge note transaction completed on November 15, 2007. The Bridge Noteholders agreed to defer payment of the principal to June 30, 2010. On August 20, 2008, Beacon entered into an open ended loan for $100,000 from one of our directors. On September 4, 2008, Beacon and First Savings Bank entered into a line of credit for $100,000 originally due September 29, 2008 but extended through February 2009. In addition, we entered into a $200,000 short-term note on June 11, 2008 due August 11, 2008 collateralized by certain fully executed contracts which was paid in full on its due date. On July 25, 2008, we engaged a registered broker-dealer to complete a private placement of Common Stock and Warrants under a financing transaction in which we raised approximately $1.0 million through September 30, 2008 and an additional $0.6 million through October 24, 2008 at which time the offering expired. Beacon engaged a broker dealer on November 12, 2008 to raise an additional $3.0 million in a new private placement of Common Stock and Warrants under which we have raised $620,000 as of January 5, 2009.

     We believe that our currently available cash, the equity financing and funds we expect to generate from operations will enable us to effectively operate our business and pay our debt obligations as they become due within the next year through October 1, 2009. However, we will require additional capital in order to execute our current business plan. Although we commenced the private placement described above, we have not secured any commitments for new financing at this time other than a $2.2 million equity financing arrangement entered into with one of our directors on January 9, 2009. In addition, the availability of credit and/or the potential to raise capital in general has been adversely affected by the current national and global economic crisis. We are therefore unable to determine the duration of time it may take to raise additional capital in this environment. If we are unable to raise additional capital, we will be required to take various measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing our business development activities, suspending the pursuit of our business plan, and controlling overhead expenses. We cannot provide any assurance that we will raise additional capital. We have not secured any commitments for new financing at this time, nor can we provide any assurance that new financing will be available to us on acceptable terms, if at all.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements include the accounts of Beacon Enterprise Solutions Group, Inc., a Nevada corporation (formerly Suncrest) and its wholly-owned subsidiaries the original Beacon formed in Indiana in June 2007 and BH Acquisition Corp. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions include valuing equity securities and derivative financial instruments issued as purchase consideration in business combinations and/or in financing transactions and in share based payment arrangements, accounts receivable reserves, inventory reserves, deferred taxes and related valuation allowances, allocating the purchase price to the fair values of assets acquired and liabilities assumed in business combinations (including separately identifiable intangible assets and goodwill) and estimating the fair values of long lived assets to assess whether impairment charges may be necessary. Certain of our estimates, including accounts receivable and inventory reserves and the carrying amounts of intangible assets could be affected by external conditions such as the current national and global economic crisis. It is at least reasonably possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. We intend to re-evaluate all of our accounting estimates at least quarterly based on these conditions and record adjustments, when necessary; however, we are currently unable to determine whether adjustments due to changes in our estimates would be material.

Revenue and Cost Recognition

     Beacon applies the revenue recognition principles set forth under the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 104 with respect to all of our revenue. Accordingly, we recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the vendor’s fee is fixed or determinable, and (iv) collectability is probable. We generated approximately $6.0 million of revenue during the year ended September 30, 2008 representing approximately nine months of results of operations of the consolidated Phase I Acquisitions. During the period from the Date of Inception to September 30, 2007 we were a development stage company and did not generate any revenue.

     Business Telephone System and Computer Hardware Product Revenues - Beacon requires our hardware product sales to be supported by a written contract or other evidence of a sale transaction that clearly indicates the selling price to the customer, shipping terms, payment terms (generally 30 days) and refund policy, if any. Since our hardware sales are supported by a contract or other document that clearly indicates the terms of the transaction, and the selling price is fixed at the time the sale is consummated, we record revenue on these sales at the time at which we receive a confirmation that the goods were tendered at their destination when shipped “FOB destination,” or upon confirmation that shipment has occurred when shipped “FOB shipping point.”

     For product sales, we apply the factors discussed in Emerging Issues Task Force (“EITF”) issue 99-19 “Reporting Revenue Gross as a Principal vs. Net as an Agent,” (“99-19”), in determining whether to recognize product revenues on a gross or net basis. In a substantial majority of these transactions, we act as principal because; (i) we have latitude in establishing selling prices; (ii) we take title to the products; and (iii) we have the risks and rewards of ownership, including the risk of loss for collection, delivery or returns. For these transactions, we recognize revenues based on the gross amounts billed to customers.

     Professional Services Revenue - We generally bill our customers for professional telecommunications and data consulting services based on hours of time spent on any given assignment at its hourly billing rates. As it relates to delivery of these services, we recognize revenue under these arrangements as the work is completed and the customer has indicated their acceptance of services by approving a work order milestone or completion order. For certain engagements, we enter into fixed bid contracts, and recognize revenue as phases of the project are completed and accepted by the client. We generated approximately $2.9 million of professional services revenue during the year ended September 30, 2008.

     Time and Materials Contracts – Revenues from time and materials contracts, which generally include product sales and installation services, are billed when services are completed based on fixed labor rates plus materials. A substantial majority of our services in this category are completed in short periods of time. We may, on occasion, enter into long-term contracts in which it would be appropriate to recognize revenue using long-term contract accounting such as the percentage of completion method. We generated revenues of approximately $3.1 million from short-term time and materials contracts for the year ended September 30, 2008.

     Maintenance Contracts – Beacon, as a representative of various original equipment manufacturers, sells extended maintenance contracts on equipment we sell and also acts as an authorized servicing agent with respect to these contracts. These contracts, which are sold as separate agreements from other products and services, are individually negotiated and are generally not bundled with other products and services. For maintenance contract sales, we apply the factors discussed in “EITF” 99-19 in determining whether to recognize product revenues on a gross or net basis. Maintenance contracts are typically manufacturer maintenance contracts that are sold to the customer on a reseller basis. Based on an analysis of the factors set forth in EITF 99-19, we have determined that we act as an agent in these situations, and therefore recognize revenues on a net basis. Our share of revenue that we earn from originating these contracts is deferred and recognized over the life of the contract. Material and labor is charged for any service calls under these maintenance contracts on a time and materials basis which is charged to either the customer or manufacturer. We recognized less than $0.1 million of maintenance revenue during the year ended September 30, 2008.

     We account for sales taxes collected on behalf of government authorities using the net method. Pursuant to this method, sales taxes are included in the amounts receivable and a payable is recorded for the amounts due to the government agencies.

Customer Concentration

     For the year ended September 30, 2008, our largest customer accounted for approximately 19% of sales.

Advertising Expense

     Advertising expense is expensed immediately as incurred. Advertising expense amounted to approximately $42,000 for the year ended September 30, 2008. We did not incur any advertising costs during the prior period of June 6, 2007 (date of inception) through September 30, 2007.

Cash and Cash Equivalents

     Beacon considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents. Due to their short-term nature, cash equivalents, when they are carried, are carried at cost, which approximates fair value.

Accounts Receivable

     Accounts receivable include customer billings on invoices issued by us after the service is rendered or the revenue earned. Credit is extended based on an evaluation of our customer’s financial condition and advance payment for services is generally required for many of our services. Credit losses have been provided for in the financial statements and are within management’s expectations.

     We have established an allowance for doubtful accounts as an estimate of potential credit risk due to current market conditions. We perform ongoing credit evaluation of our customers’ financial condition when we deem appropriate and we require no collateral from our customers. Many of our contracts allow for the filing of a mechanics lien on equipment delivered and installed should the customer become delinquent in payment but we rarely are required to exercise this right. Beacon has a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses based on, among other things, historical collection experience, a review of the current aging status of customer receivables, a review of specific information for those customers deemed to be higher risk and other external factors including the current economic environment and how the current crisis in the credit markets could affect the ability of our customers to make payments. We evaluate the adequacy of the allowance for doubtful accounts on at least a quarterly basis. Unfavorable changes in economic conditions might impact the amounts ultimately collected from our customers and therefore may result in changes to the estimated allowance and future results of operations could be materially affected. Account balances deemed to be uncollectible or otherwise settled with a customer are charged to the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. Historically, the companies acquired in the business combinations described in Note 4 have experienced minimal credit losses. We currently believe the majority of our receivables are collectible due to the nature of the industry and the substantial customer deposits initially received at contract inception. The allowance for doubtful accounts amounted to $50,000 as of September 30, 2008.

Inventory

     Inventory, which consists of business telephone systems and associated equipment and parts, is stated at the lower of cost (first-in, first-out method) or market. In the case of slow moving items, we may write down or calculate a reserve to reflect a reduced marketability for the item. The actual percentage reserved will depend on the total quantity on hand, its sales history, and expected near term sales prospects. When we discontinue sales of a product, we will write down the value of inventory to an amount equal to its estimated net realizable value less all applicable disposition costs. Slow moving items include spare parts for older phone systems that we use to repair or upgrade customer phone systems. A portion of these items, which are stated at their net realizable value, are likely to be used after the next year and are therefore presented as non-current inventory in the accompanying consolidated balance sheet. A portion of the inventory on hand at September 30, 2008 includes goods acquired in the business combinations completed on December 20, 2007. These goods are stated at the net realizable value established using the purchase method of accounting (Note 4) less a reserve for obsolete inventory as phone systems for which we carry spare parts are discontinued and diminish in the marketplace.

Property and Equipment

     Property and equipment is stated at cost, including any cost to place the property into service, less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets which currently range from 3 to 5 years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets sold or retired and related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting profit or loss is reflected in income or expense for the period.

Concentration of Credit Risk

     Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and cash equivalents. We maintain our cash accounts at high quality financial institutions with balances, at times, in excess of federally insured limits. As of September 30, 2008, we had no deposits in excess of federally insured limits. Management believes that the financial institutions that hold our deposits are financially sound and therefore pose minimal credit risk.

Start Up Costs

     All expenses incurred in connection with our formation and related start up activities have been expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated financial statements. Start up costs, which principally include professional fees and other administrative costs amounted to approximately $127,000 for the year ended September 30, 2008.

Goodwill and Intangible Assets

     We account for goodwill and intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”). SFAS 142 requires that goodwill and other intangibles with indefinite lives should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

     Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations (Note 4). SFAS 142, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Beacon operates a single reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment.

     We reviewed our single reporting unit for possible goodwill impairment by comparing the fair value of the reporting unit to the carrying value of the net assets. If the fair value exceeds the carrying value of the net assets, no goodwill impairment is deemed to exist. If the fair value of the reporting unit does not exceed the carrying value of net assets, goodwill is tested for impairment and written down to its implied value if it is determined to be impaired. Based on a review of the fair value of our business, no impairment is deemed to exist as of September 30, 2008. Given the current economic environment and the uncertainties regarding the potential impact on the Company’s business, if forecasted revenue and margin growth rates of our reporting unit are not achieved, it is at least reasonably possible that triggering events could arise that would require us to evaluate the carrying amount of our goodwill for possible impairment prior to the next annual review that we would perform as of September 30, 2009. If a triggering event causes an impairment review to be required before the next annual review, it is not possible at this time to determine if an impairment charge would result or if such charge would be material.

     Our amortizable intangible assets include customer relationships and covenants not to compete. These costs are being amortized using the straight-line method over their estimated useful lives. The estimated fair values and useful lives of the customer relationships and non-compete agreements were originally recorded based on preliminary estimates that we made following the completion of our Phase I Acquisitions. As of September 30, 2008, we have completed our valuation of the assets acquired and liabilities assumed in the Phase I Acquisitions and have determined that the differences between the preliminary values we recorded for amortizable intangible assets and the final amounts derived from our valuations are insignificant. We are amortizing customer relationships on a straight line basis over a 15 year estimated useful life and covenants not to compete on a straight line basis over a twelve month estimated useful life. Amortization expense for the year ended September 30, 2008 was approximately $0.5 million.

     In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value. No impairment was deemed to exist as of September 30, 2008. We intend to re-evaluate the carrying amounts of our amortizable intangibles at lease quarterly to identify any triggering events, including those that could arise from the current national and global economic crisis that would require us to conduct an impairment review. As described above, if triggering events require us to undertake an impairment review, it is not possible at this time to determine whether it would be necessary to record a charge or if such charge would be material.

Preferred Stock

     We apply the guidance enumerated in SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” and EITF Topic D-98 “Classification and Measurement of Redeemable Securities,” when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value in accordance with SFAS 150. All other issuances of preferred stock are subject to the classification and measurement principles of EITF Topic D-98. Accordingly we classify conditionally redeemable preferred shares (if any), which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control, as temporary equity. At all other times, we classify our preferred shares in stockholders’ equity. Our preferred shares do not feature any redemption rights within the holders control or conditional redemption features not within our control as of September 30, 2008. Accordingly all issuances of preferred stock are presented as a component of consolidated stockholders’ (deficiency) equity.

Convertible Instruments

     We evaluate and account for conversion options embedded in convertible instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”).

     SFAS 133 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments in accordance with EITF 00-19. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of SFAS 133. SFAS 133 and EITF 00-19 also provide an exception to this rule when the host instrument is deemed to be conventional (as that term is described in the implementation guidance to SFAS 133 and further clarified in EITF 05-2, “The Meaning of “Conventional

Convertible Debt Instrument” in Issue No. 00-19”).

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

     We evaluated the conversion option featured in the Bridge Financing Facility and Bridge Notes that are more fully described in Note 10. These conversion options provided the noteholders, of whom three are also founding stockholders and/or directors of Beacon, with the right to convert any advances outstanding under the facility, into shares of our common stock at anytime upon or after the completion of the entire Series A Private Placement described in Note 14. The conversion options embedded in these notes would not have been exercisable unless and until we raised the full $4,000,000 of proceeds stipulated in the Series A Private Placement that was commenced during the three months ended December 31, 2007 and completed during the year ended September 30, 2008.

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

     Our free standing derivatives consist of warrants to purchase common stock that were issued to three founding stockholders/directors and one independent qualified investor in connection with the Bridge Financing Facility and Bridge Notes described in Note 10, warrants issued pursuant to equity financing arrangements described in Note 12, warrants issued to the Series A and A-1 Preferred Stock stockholders, and warrants issued to the placement agent and its affiliates in connection with the Private Placements described in Note 14. We evaluated the common stock purchase warrants to assess their proper classification in the balance sheet as of September 30, 2007 and 2008 using the applicable classification criteria enumerated in EITF 00-19. We determined that the common stock purchase warrants do not feature any characteristics permitting net cash settlement at the option of the holders. Accordingly, these instruments have been classified in stockholders’ equity in the accompanying consolidated balance sheet as of September 30, 2007 and 2008.

Share-Based Payments

     We account for stock-based compensation using Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Accounting for Stock-Based Compensation” (“SFAS 123(R)”), as amended, which results in the recognition of compensation expense for stock-based compensation. The Company adopted SFAS 123(R) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model. The recognized expense is net of expected forfeitures. The fair value of restricted stock is determined based on the number of shares granted and the fair value of our common stock on date of grant.

Income Taxes

     We account for income taxes under SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. SFAS 109 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Furthermore, SFAS 109 provides that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. Accordingly, we have recorded a full valuation allowance against our net deferred tax assets. In addition, we expect to provide a full valuation allowance on future tax benefits until we can sustain a level of profitability that demonstrates our ability to utilize the assets, or other significant positive evidence arises that suggests our ability to utilize such assets. We will continue to reassess our reserves on deferred income tax assets in future periods on a quarterly basis.

     Effective June 6, 2007 (Date of Inception), we adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) – an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on the de-recognition of income tax liabilities, classification of interest and penalties on income taxes, and accounting for uncertain tax positions in interim period financial statements. Our policy is to record interest and penalties on uncertain tax provisions as a component of our income tax expense.

     As described in Note 15, we completed our preliminary assessment of uncertain tax positions in accordance with FIN 48 during the period of June 6, 2007 through September 30, 2007 and for the year September 30, 2008, including the effects of the Share Exchange Transaction described in Note 1 and business combinations completed as described in Note 4. Based on this preliminary assessment, we have determined that we have no material uncertain income tax positions requiring recognition or disclosure in accordance with FIN 48.

Net Loss Per Share

     Net loss per share is presented in accordance with SFAS No. 128 “Earnings Per Share.” (“SFAS 128”) Under SFAS 128, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average shares of common stock outstanding for the period and excludes any potentially dilutive securities. Diluted earnings per share reflects the potential dilution that would occur upon the exercise or conversion of all dilutive securities into common stock. The computation of loss per share for the twelve month periods ended September 30, 2007 and 2008 excludes potentially dilutive securities because their inclusion would be anti-dilutive.

     Shares of common stock issuable upon conversion or exercise of potentially dilutive securities at September 30, 2008 are as follows:

	Stock Options and Warrants	Common Stock Equivalents	Total Common Stock Equivalents
Series A Convertible Preferred Stock	2,666,666	5,593,205	8,259,871
Series A-1 Convertible Preferred Stock	533,333	1,100,601	1,633,934
Series B Convertible Preferred Stock	200,000	444,444	644,444
Common Stock Offering Warrants	812,500		812,500
Placement Agent	1,491,750		1,491,750
Affiliate Warrants	600,000		600,000
Bridge Financings	1,211,000	1,166,666	2,377,666
Compensatory	300,000		300,000
Equity Financing Arrangements	283,332		283,332
Employee Stock Options	115,900		115,900

	8,214,481	8,304,916	16,519,397

     The table above includes 224,000 contingently exercisable common stock purchase warrants issued to the bridge financing participants (Note 10). Subsequent to September 30, 2008, 367,099 shares of common stock and warrants to purchase 238,615 shares of common stock were issued pursuant to the July Common Offering and 775,000 shares of common stock and warrants to purchase 503,751 shares of common stock were issued pursuant to the November Common Offering (Note 17).

Fair Value of Financial Instruments

     The carrying amounts reported in the consolidated financial statements for cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximate fair value based on the short-term maturity of these instruments. The carrying amounts of the bridge notes, long-term debt and capital lease obligations approximate fair value because the contractual interest rates or the effective yields of such instruments, which includes the effects of contractual interest rates taken together with the concurrent issuance of common stock purchase warrants, are consistent with current market rates of interest for instruments of comparable credit risk.

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

     In February 2008, SFAS 157 was amended by FSP 157-2, “Effective Date of FASB Statement No. 157: Fair Value Measurements” (“FSP 157-2”). As such, SFAS 157 (as amended) is partially effective for measurements and disclosures of financial assets and liabilities for fiscal years beginning after November 15, 2007 and is fully effective for measurement and disclosure provisions on all applicable assets and liabilities for fiscal years beginning after November 15, 2008. The adoption of FSP 157-2 is not expected to have a material effect on our consolidated financial statements.

     On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). The guidance in SFAS 159 “allows” reporting entities to “choose” to measure many financial instruments and certain other items at fair value. The objective underlying the development of this literature is to improve financial reporting by providing reporting entities with the opportunity to reduce volatility in reported earnings that results from measuring related assets and liabilities differently without having to apply complex hedge accounting provisions, using the guidance in SFAS 133, as amended. The provisions of SFAS 159 are applicable to all reporting entities and are effective as of the beginning of the first fiscal year that begins subsequent to November 15, 2007. The adoption of SFAS 159 is not expected to have a material effect on our consolidated financial statements.

     In June 2007, the EITF reached a consensus on EITF Issue No. 06-11, “Accounting for Income Tax Benefits on Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 addresses share-based payment arrangements with dividend protection features that entitle employees to receive (a) dividends on equity-classified nonvested shares, (b) dividend equivalents on equity-classified nonvested share units, or (c) payments equal to the dividends paid on the underlying shares while an equity-classified share option is outstanding, when those dividends or dividend equivalents are charged to retained earnings under SFAS 123R and result in an income tax deduction for the employer. A realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings are paid to employees for equity-classified nonvested shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase in additional paid in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payments for fiscal years beginning after December 15, 2007. The adoption of this pronouncement is not expected to have a material impact on our consolidated financial statements.

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

     In December 2007, the SEC staff issued SAB No. 110 (“SAB 110”), “Share-Based Payment,” which amends SAB 107, “Share-Based Payment,” to permit public companies, under certain circumstances, to use the simplified method in SAB 107 for employee option grants after December 31, 2007. Use of the simplified method after December 2007 is permitted only for companies whose historical data about their employees’ exercise behavior does not provide a reasonable basis for estimating the expected term of the options. The adoption of this pronouncement did not have a material effect on our consolidated financial statements.

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

     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 “Disclosure about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We are evaluating the impact of this pronouncement on our consolidated financial position, results of operations and cash flows.

     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statement of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the

United States. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles,” and is not anticipated to have any impact on our consolidated financial statements.

     Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

NOTE 4 – BUSINESS COMBINATIONS

Advance Data Systems, Inc.

     On December 20, 2007, pursuant to an Asset Purchase Agreement (the “ADSnetcurve Agreement”), our acquisition of Advance Data Systems, Inc. (“ADSnetcurve”) became effective. The ADSnetcurve Agreement was entered into between us, ADSnetcurve and the shareholders of ADSnetcurve, whereby Beacon acquired substantially all of the assets and assumed certain of the liabilities of ADSnetcurve. Contemporaneously with the acquisition of ADSnetcurve, certain employees of ADSnetcurve entered into employment agreements with us, effective upon the closing of the acquisition.

     ADSnetcurve is a global information technology company that provides technology solutions. Specifically, these services include web application development, IT management and hosting services (for scalable infrastructure solutions); and support services. We acquired ADSnetcurve because the business provides the software development and support infrastructure that is needed to develop custom applications for clients’ information technology systems, and to provide management, hosting and technical support services with respect to those systems.

     The aggregate purchase price paid by Beacon, inclusive of direct transaction expenses, in connection with the ADSnetcurve acquisition amounted to an adjusted $1,647,548, including 700,000 shares of common stock valued at $.85 per share, $666,079 of cash, a $220,000 secured promissory note (“ADS Note”) as adjusted from an original principal balance of $300,000, and estimated direct transaction expenses of $172,345 net of $5,876 of cash acquired.

     The ADS Note (Note 10) has a term of 48 months, bearing interest at the prime rate, and is secured by the assets acquired by Beacon from ADSnetcurve. The ADS Note provides for monthly principal and interest payments of $7,219. The ADS Note also contains a pre-payment provision such that, following the initial Private Placement, we are required to make additional principal payments equal to 3.2% of the net amount received by us from any equity capital raised, in excess of $1,000,000, after the closing date until such time as the ADS Note has been paid in full. During the year ended September 30, 2008, we made payments of $74,568 on this note representing $63,383 of principal and $11,185 of interest, including principal payments made pursuant to our equity capital raises.

     The ADSnetcurve agreement stipulated that if from the closing date to the first anniversary of the closing of this transaction, the annual revenue generated by ADSnetcurve amounts to less than $1,800,000, then the balance due under the ADS Note would be reduced by up to 60% of its principal amount but would not be less than $120,000. Based on information available at the time of the acquisition, we recorded the ADS Note at its full principal amount of $300,000 since attainment of the performance target was deemed to be probable, however, based on current economic conditions and current trends, ADSnetcurve will not attain the revenue threshold stipulated under the acquisition agreement. Accordingly, we have reduced the ADS Note balance and goodwill by $80,000 as of September 30, 2008. We are currently in negotiations to settle a portion of the remaining balance of the note for a share-based payment to be determined, however, no agreement has been reached at this time.

     The agreement was subject to a net working capital adjustment that was initially measured and later adjusted as of December 20, 2007. Based on the initial net working capital measurement, $116,049 of the purchase price was place in escrow on December 20, 2007. On January 15, 2008, based on the final determination of net working capital, $66,079 was released to the sellers (included in cash consideration above) and the remaining balance was returned to us from escrow.

     Beginning December 21, 2007, the day immediately following the effective date of the transaction, the financial results of ADSnetcurve were consolidated with those of our business. The acquisition was accounted for under the purchase method of accounting, whereby a preliminary valuation of the fair values of the acquired assets and liabilities assumed of the acquired business was performed as of December 20, 2007. As of September 30, 2008, the valuation of the purchase price allocation has been finalized. The excess of the purchase price over net assets acquired amounted to $524,396 and was recorded as goodwill. Other separately identifiable intangibles consisting of customer relationships and non-compete agreements amounted to an aggregate of $962,027. Based on final valuations and the resolution of the performance targets related to the ADS Note, the purchase consideration has been adjusted to $1,647,548.

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

     The Bell-Haun Agreement also provides for the payment of up to $480,374 of additional purchase consideration upon the attainment of certain earnings milestones based on gross profit earned over the twelve months following the anniversary of the closing. These payments are being accounted for as contingent consideration that would be recorded as an increase to goodwill at December 20, 2008, the measurement date of the milestone if such milestones are attained. We currently do not expect to pay any additional purchase consideration to the sellers of Bell-Haun since it is not probable that the performance targets stipulated under the acquisition agreement will be met.

     Beginning December 21, 2007, the day immediately following the effective date of the transaction, the financial results of Bell-Haun Systems Inc. were consolidated with those of our business. The acquisition was accounted for under the purchase method of accounting, whereby a preliminary valuation of the fair values of the assets acquired and liabilities assumed was performed as of December 20, 2007. The aggregate amount of the purchase price which amounted to $794,100 plus the amount of the net liabilities assumed which amounted to $599,520 (grand total of $1,393,620), was allocated to goodwill and other intangible assets. Goodwill initially amounted to approximately $520,000, but was subsequently adjusted to approximately $451,000 as of September 30, 2008, upon the completion of our valuation. Separately identifiable intangibles consisting of customer relationships and non-compete agreements amounted to an aggregate of $873,760.

     As described in Notes 2 and 10, we assumed approximately $405,000 of debt obligations in this transaction that were in default as of the closing due to certain change of control restrictions that the sellers breached upon the transfer or their shares to us. These debt obligations were refinanced on March 14, 2008.

CETCON, Inc.

     On December 20, 2007, pursuant to an Asset Purchase Agreement (the “CETCON Agreement”), our acquisition of CETCON, Inc. (“CETCON”) became effective. The CETCON Agreement was entered into between Beacon, CETCON and the shareholders of CETCON, whereby we acquired substantially all of the assets and assumed certain of the liabilities of CETCON.

Contemporaneously with the acquisition of CETCON, certain employees of CETCON entered into employment agreements with us, effective upon the closing of the acquisition.

     CETCON provides engineering consulting services to commercial and government entities with respect to the design and implementation of their voice, data, video, and security infrastructures and systems. Beacon acquired CETCON because the business provides systems design and engineering services that include evaluating information technology needs (including voice, data, video, and security needs) and also designs and engineers systems (i.e., hardware) and infrastructure (i.e., cabling and connectivity) to meet those needs at the enterprise level.

     The aggregate purchase price paid by Beacon, inclusive of direct transaction expenses, in connection with the CETCON acquisition amounted to $2,158,111, including 900,000 shares of common stock valued at $.85 per share, $700,000 of cash, a $600,000 secured promissory note (the “CETCON Note”) and direct transaction costs of $235,519 net of cash acquired of $142,407.

     The CETCON Note (Note 10) has a term of 60 months, bearing interest at 8% per annum. The CETCON Note provides for monthly principal and interest payments in the amount of $12,166 and is secured by the assets acquired by us in this transaction (subordinate only to existing senior debt of $194,947 assumed in the acquisition which was repaid from proceeds of a new credit facility entered into on March 14, 2008 (Note 10)). If, from the closing date to October 31, 2008, the revenue generated from CETCON is less than $2,000,000, the principal amount of the CETCON Note will be reduced by the percentage of the actual revenue divided by $2,000,000. The minimum revenue of $2,000,000 provided for in the CETCON Note for which there would be consideration payable was achieved. Accordingly, the full principal amount of the CETCON Note was included in the purchase consideration paid to the seller as of the closing date of the acquisition. During the year ended September 30, 2008, we made payments of $118,493 on this note representing $84,373 of principal and $34,120 of interest.

     We may prepay all or a portion of the outstanding principal amount and accrued interest under the CETCON Note. The CETCON Note contains a pre-payment provision such that, following the initial Private Placement, we are required to make additional principal payments equal to 3% of the net amount received by us from any equity capital raised, in excess of $1,000,000, after the closing date until such time as the CETCON Note is paid in full. Such amounts are included in the principal payments referred to in the previous paragraph.

     Beginning December 21, 2007, the financial results of CETCON, Inc. were consolidated with those of our business. The acquisition was accounted for under the purchase method of accounting, whereby a preliminary valuation of the fair values of the assets acquired and liabilities assumed of the acquired business was performed as of December 20, 2007. Pursuant to our final valuation, the excess of the purchase price over net tangible and separately identifiable intangible assets acquired amounted to $994,007 and was recorded as goodwill. Other separately identifiable intangibles consisting of customer relationships and non-compete agreements amounted to an estimated aggregate fair value of $1,127,887.

Strategic Communications, LLC

     On December 20, 2007, pursuant to an Asset Purchase Agreement (the “Strategic Agreement”), our acquisition of selected assets of Strategic Communications, LLC (“Strategic”) became effective. The Strategic Agreement was entered into between Beacon, Strategic and the members of Strategic, whereby we acquired substantially all of the assets and assumed certain of the liabilities of Strategic. Contemporaneously with the Strategic Agreement, Beacon, RFK Communications, LLC (“RFK”) (co-owner of Strategic Communications, Inc.) and the members of RFK entered into an Asset Purchase Agreement, whereby we acquired substantially all of the assets and assumed certain of the liabilities of RFK.

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

     The aggregate purchase price paid by Beacon, inclusive of direct transaction expenses, in connection with the Strategic acquisition amounted to $2,208,526, including 1,125,000 shares of common stock valued at $.85 per share, $220,500 of cash, a $562,500 secured promissory note (the “Strategic Secured Note”), a $342,000 promissory note (the “Strategic Escrow Note”) and direct transaction expenses of $127,276.

     We delivered the $342,000 Strategic Escrow Note (Note 10) and a stock certificate for 200,000 shares of the common stock conveyed to the members of Strategic as purchase consideration to be held in escrow (the “Strategic Escrow Shares”) for the purpose of securing the indemnification obligations of members of Strategic. The specific indemnity secured a commitment on the part of the sellers in this transaction to hold Beacon harmless from its previously existing liabilities, including a $313,000 tax delinquency, since Beacon agreed to assume only $500,000 of liabilities in the transaction. The escrow agreement was to terminate and the Strategic Escrow Note and Strategic Escrow Shares were to be released to the sellers upon confirmation and to the extent that Strategic has settled the liabilities specified under such indemnification. If necessary, the amounts escrowed can be used to settle such liabilities. As discussed below, since we entered into an arrangement with the Internal Revenue Service to pay the tax obligations of Strategic, the obligations under the Strategic Escrow Note shall be deemed discharged by such payments.

     The Strategic Secured Note (Note 10) has a term of 60 months, bearing interest at 8% per annum. The Strategic Secured Note provides for monthly principal and interest payments of $11,405. If, from the closing date to the first anniversary of the closing of this transaction, the revenue generated from Strategic is less than $4.5 million, the principal amount of the Strategic Secured Note will be reduced by percentage of the actual revenue divided by the minimum threshold. At the time the Strategic Amendment became effective, we believed that the minimum threshold provided for in the Strategic Secured Note for which there would be consideration payable was probable. Due to diversion of the efforts of Richard Mills, our president and a former owner of Strategic Communications, LLC, to other opportunities in the best interest of Beacon, the Strategic Secured Note principal will remain unchanged. We may prepay all or a portion of the outstanding principal amount and accrued interest under the Strategic Secured Note. During the year ended September 30, 2008, we made payments of $102,649 on this note representing $73,883 of principal and $28,766 of interest.

     The Strategic Escrow Note bears interest at the Federal short term rate (5% as of September 30, 2008) and matures on the earlier of the final round of equity financing (as that term is defined in the Strategic Escrow Note) or December 31, 2008 (the “Maturity Date”), at which time the entire principal and accrued interest will be due and payable. We may prepay all or a portion of the outstanding principal amount and accrued interest under the Strategic Escrow Note. In addition, we have agreed to pay interest and penalties that Strategic incurs related to a tax liability it incurred prior to the acquisition. At the time the acquisition was executed, the acquired assets were believed to be encumbered by an aggregate of $313,000 of tax liens as of the time of the closing of this transaction; however Strategic, as the seller in this transaction, is still the primary obligor of this liability and is still therefore primarily liable for payment of the entire balance, including penalties and interest. As described in Note 17, the remaining amount of the liens of approximately $281,000 was settled on July 1, 2008 pursuant to an agreement by and among Strategic Communications LLC, Beacon, and the Internal Revenue Service.

     On July 1, 2008, we entered into an installment payment plan (“Installment Agreement”) by and among the former owners of Strategic and the Internal Revenue Service to settle the Strategic tax liens. The agreement requires us to pay $50,000 upon signing and $50,000 the 15th of each month beginning in July until the approximate $281,000 balance is paid in full along with any further interest and penalties that accrue during the term of the agreement. Based on estimates provided by the Internal Revenue Service, the remaining interest and penalties that have not been accrued to date will amount to approximately $12,000. The Company does not deem this amount to be significant to the original acquisition transaction and is therefore expensing such penalties and interest over the remaining term of the agreement as incurred. During the year ended September 30, 2008, we paid and settled $412,449 of obligations to taxing authorities on behalf of Strategic Communications, its former owners and principals to settle state and local tax liens, as well as payments to settle portions of the outstanding federal tax obligations payable at the time of the acquisition. Amounts paid in settlement include $54,119 paid directly from closing proceeds and $358,330 as a reduction of Notes. The remaining balance due under the Installment Agreement, including interest and penalties accrued to date, was $85,960 as of September 30, 2008. Based on communication with the Internal Revenue Service the remaining estimated interest and penalties that will accrue prior to the last payment will be approximately $4,000.

     Since the aggregate tax liens were in excess of the $313,000 originally estimated, concurrently with the execution of the Installment Agreement, pursuant to our right of offset between the Strategic Escrow Note and Strategic Secured Note, we entered into an amendment to the Strategic Secured Note reducing the balance by $89,000 and increasing the balance of the Strategic Escrow Note to compensate for the difference between the remaining balance of tax liens due the Internal Revenue Service. The Company will continue to pay the Strategic Secured Note payments of $11,405 per month, the effect of which will result in a shortened pay-off period.

     Beginning December 21, 2007, the day immediately following the effective date of the transaction, the financial results of Strategic were consolidated with those of our business. The acquisition was accounted for under the purchase method of accounting, whereby a preliminary valuation of the fair values of the assets acquired and liabilities assumed was performed as of December 20, 2007. Based on the final valuation, the excess of the purchase price over the net tangible and separately identifiable intangible assets acquired amounted to $723,509 and was recorded as goodwill, subsequently adjusted to $821,994 as of September 30, 2008, upon final review of the estimated fair values of the assets purchased and liabilities assumed in the transaction. Other separately identifiable intangibles consisting of customer relationships and non-compete agreements amounted to an estimated aggregate fair value of $1,340,400.

Business Combination Accounting

     Beacon accounted for the acquisitions of ADSnetcurve, Bell-Haun, CETCON and Strategic using the purchase method of accounting prescribed under SFAS 141 “Business Combinations.” Under the purchase method, the acquiring enterprise records any purchase consideration issued to the sellers of the acquired business at their fair values. The aggregate of the fair value of the purchase consideration plus any direct transaction expenses incurred by the acquiring enterprise is allocated to the assets acquired (including any separately identifiable intangibles) and liabilities assumed based on their fair values at the date of acquisition. The excess of cost of the acquired entities over the fair values of assets acquired and liabilities assumed was recorded as goodwill and other intangible assets. The results of operations for each of the acquired companies following the dates of each of the business combination (which was December 20, 2007) are included in our consolidated results of operations for the year ended September 30, 2008. We evaluated each of the aforementioned transactions to identify the acquiring entity as required under SFAS 141 for business combinations effected through an exchange of equity interests. Based on such evaluation we determined that we were the acquiring entity in each transaction (and cumulatively for all transactions) as (1) the larger portion of the relative voting rights in each of the acquired business and in the combined business as a whole was retained by the existing Beacon stockholders, (2) there are no significant minority interests or organized groups of interests carried over from the acquired entities that could exercise significant influence over the operating policies or management decisions of the combined entity, (3) the sellers in each of these transactions have no participation on the board of directors nor are they involved in any corporate governance functions of the combined entity and (4) a majority of the Senior Management positions in the combined entity, including those of the Chairman and Chief Executive Officer and the Chief Accounting Officer, were retained by officers of Beacon both prior and subsequent to the business combination. The following table provides a breakdown of the purchase prices of each of the acquired businesses including the fair value of purchase consideration issued to the sellers of the acquired business and direct transaction expenses incurred by us in connection with consummating these transactions:

	ADSnetcurve	Bell-Haun Systems	CETCON	Strategic Communications	Total Consideration
Cash paid	$666,079	$155,048	$700,000	$220,500	$1,741,627
Direct acquisition costs	172,345	95,052	235,519	127,276	630,192
Net of cash acquired	(5,876)	-	(142,407)	-	(148,283)

Cash used in acquisitions	$832,548	$250,100	$793,112	$347,776	$2,223,536
Notes payable	220,000	119,000	600,000	904,500	1,843,500
Common stock issued	595,000	425,000	765,000	956,250	2,741,250

	$1,647,548	$794,100	$2,158,112	$2,208,526	$6,808,286

     The fair value of common stock issued to the sellers as purchase consideration was determined to be $.85 per share based on the selling prices of equity securities issued by Beacon in the Private Placement Transaction described in Note 14. The fair value of note obligations issued to the sellers as purchase consideration is considered to be equal to their principal amounts because such notes feature interest rates that are deemed to be comparable for instruments of similar credit risk. Transaction expenses, which include legal fees and transaction advisory services directly related to the acquisitions amounted to approximately $630,000. Such fees included legal, accounting and business broker fees paid in cash.

     Beacon also evaluated all post combination payments payable or potentially payable to the sellers of the acquired business as either contingent consideration or compensation under applicable employment agreements to determine their proper characterization in accordance with EITF 95-8 “Accounting for Contingent Consideration Issued in a Purchase Business Combination.” We determined that potential contingent consideration payable to certain sellers of the acquired businesses upon the attainment of certain pre-defined financial milestones should be accounted for as additional purchase consideration because there are no future services required on the part of such sellers in order for them to be entitled to those payments. In addition, we deem these payments to be a component of the implied value of the acquired businesses for which payment would be made based on financial performance. Conversely, any payments to be made to certain sellers of the acquired businesses under their respective employment agreements are deemed to be compensation for post combination services because such payments, which management believes are comparable to amounts for similar employment services, require the continuation of post-combination employment services.

Purchase Price Allocation

     Under the purchase method of accounting, the total preliminary purchase price was allocated to each of the acquired entities, net tangible and identifiable intangible assets based on their estimated fair values as of December 20, 2007. The final allocation of the purchase price for these four acquisitions is set forth below. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill.

	ADSnetcurve	Bell-Haun Systems	CETCON	Strategic Communications	Total Consideration
Accounts receivable	$151,208	$71,335	$466,458	$-	$689,001
Inventory	-	168,065	-	450,536	618,601
Prepaid expenses and other current assets	13,430	34,522	5,516	1,815	55,283
Property and equipment	47,500	19,243	20,000	140,000	226,743
Goodwill	524,396	451,252	994,007	821,994	2,791,649
Customer relationships	862,027	843,760	927,887	1,240,400	3,874,074
Covenants not to compete	100,000	30,000	200,000	100,000	430,000
Security deposits	21,541	-	-	6,050	27,591
Line of credit obligation	-	(250,000)	-	-	(250,000)
Accounts payable and accrued liabilities	(40,103)	(319,911)	(55,278)	(516,984)	(932,276)
Customer deposits	(32,451)	(44,914)	(205,532)	(9,795)	(292,692)
Capital lease obligations	-	-	-	(25,490)	(25,490)
Long-term debt	-	(159,252)	(194,947)	-	(354,199)
Other acquisition liability	-	(50,000)	-	-	(50,000)

	$1,647,548	$794,100	$2,158,111	$2,208,526	$6,808,285

Net tangible asset acquired (liabilities assumed)	$161,125	$(530,912)	$36,217	$46,132	$(287,438)

     We considered our intention for future use of the acquired assets, analyses of the historical financial performance of each of the acquired businesses and estimates of future performance of each acquired businesses’ products and services in deriving the fair values of the assets acquired and liabilities assumed. Our final determination of the purchase price allocation resulted in changes to the amounts reflected in our preliminary estimate and estimated useful lives of acquired assets. However, none of the adjustments were deemed significant.

Pro-Forma Combined Financial Information

     The unaudited financial information in the table below summarizes our combined results of operations and ADSnetcurve, Bell-Haun, CETCON and Strategic, on a pro-forma basis, as if the companies had been combined as of the beginning of each of the periods presented.

     The unaudited pro-forma combined financial information for the years ended September 30, 2007 and 2008 combine the historical results of Beacon for the period June 6, 2007 (date of inception) to September 30, 2007 and the year ended September 30, 2008 and the historical results of ADSnetcurve, Bell-Haun, CETCON and Strategic for the years then ended. The acquisitions of the businesses were completed on December 20, 2007. The unaudited pro-forma combined financial results for the years ended September 30, 2007 and 2008 combine the historical results of ADSnetcurve, Bell-Haun, CETCON and Strategic with those of the Company as if these acquisitions had been completed as of the beginning of each of the periods presented. The pro-forma weighted average number of shares outstanding also assumes that the Share Exchange Transaction and Series A Private Placement described in Note 1 was completed as of the beginning of each of the periods presented.

	From June 6, 2007 (Date of Inception) to September 30, 2007 (unaudited)	For the year ended September 30, 2008 (unaudited)
Net sales	$6,384,013	$7,655,905
Loss from operations	(1,021,788)	(4,046,028)
Net loss available to common stockholders -
(including the effects of contractual and
deemed dividends)	(2,110,551)	(5,255,139)
Net loss per share - basic and diluted	$(0.20)	$(0.50)
Pro-forma weighted average shares outstanding	10,428,121	10,595,471

     The unaudited pro-forma combined financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions of these businesses had taken place at the beginning of each of the periods presented.

NOTE 5 – ACCOUNTS RECEIVABLE

     Accounts receivable amounted to approximately $1.5 million net of an allowance for doubtful accounts of $50,000 as of September 30, 2008. Beacon and our predecessor businesses have historically experienced minimal credit losses. However, credit risk has increased due to current market conditions and a $50,000 allowance for doubtful accounts has been established as an estimate of potential losses due to such market conditions.

NOTE 6 – INVENTORY, NET

     Inventory consists of the following as of September 30, 2008:

Inventory (principally parts and system components)	$828,520
Less: reserve for obsolete inventory	(35,058)
Less: current portion	(632,852)

Inventory, non-current	$160,610

     Inventory includes parts and system components for phone systems that we use to fulfill repair, maintenance services and/or upgrade requirements. A portion of these items, which are stated at their net realizable value, are likely to be used after the next twelve months and are therefore presented as non-current inventory in the accompanying balance sheet. A portion of the inventory on hand at September 30, 2008 was acquired in the business combinations completed on December 20, 2007, which are stated at net realizable value using the purchase method of accounting. We have established a $35,058 reserve for obsolete inventory with respect to spare parts that we may use to service phone systems that are discontinued.

NOTE 7 – PROPERTY AND EQUIPMENT, NET

     Property and equipment consist of the following as of September 30, 2008:

	September 30, 2007	September 30, 2008
Equipment		$213,315
Vehicles		80,934
Furniture and Fixtures	-	45,000
Software		27,225
Leasehold Improvements		14,339

	$-	$380,813
Less: Accumulated Depreciation		(70,110)

Net Book Value Fixed Assets	$-	$310,703

     Property and equipment includes $17,460 of vehicles financed under capital lease obligations that the Company assumed in its acquisitions of Strategic Communications. Depreciation and amortization amounted to approximately $70,000 for the year ended September 30, 2008.

NOTE 8 – INTANGIBLE ASSETS, NET

     The following table is a summary of the intangible assets acquired in business combinations as described in Note 4:

	ADSnetcurve	Bell-Haun Systems	CETCON	Strategic Communications	Total Consideration
Goodwill	$524,396	$451,252	$994,007	$821,994	$2,791,648

	ADSnetcurve	Bell-Haun Systems	CETCON	Strategic Communications	Total Consideration
Customer relationships	862,027	843,760	927,887	1,240,400	3,874,074
Contracts not to compete	100,000	30,000	200,000	100,000	430,000

	962,027	873,760	1,127,887	1,340,400	4,304,074
Less: Accumulated amortization	(110,545)	(99,723)	(150,923)	(140,166)	(501,357)

Intangibles, net	851,482	774,037	976,964	1,200,234	3,802,717

     The above noted intangible assets are being amortized on a straight-line basis. Customer relationships had been amortized over a 10 year useful life, contracts not to compete had been amortized over a 2 year useful life and tradenames had been amortized over a 5 year useful life, based on the estimated economic benefit. Upon completion of our valuation of the Phase I Acquisitions we determined that the Tradenames would not have any future economic benefit, adjusted the customer relationships and contracts not to compete accordingly and will adjust the amortization periods prospectively to a 15 year useful life for customer relationships and a 1 year useful life for covenants not to compete. The final determination of the values of definite lived intangible assets were not significantly different, in the aggregate, from our preliminary estimates. Amortization expense for the year ended September 30, 2008 was $501,357.

     Given the current economic environment and the uncertainties regarding the potential impact on our business, if forecasted revenue and margin growth rates of the reporting unit are not achieved, it is reasonably possible that an impairment review may be triggered for goodwill and amortizable intangible assets prior to the next annual review.

     The following is a summary of amortization expense for the next five fiscal years and thereafter:

Fiscal Year ended September 30,

2009	$365,772
2010	258,272
2011	258,272
2012	258,272
2013	258,272
Thereafter	2,403,857

$3,802,717

NOTE 9 – ACCRUED EXPENSES

     Accrued expenses consist of the following at September 30, 2007 and 2008:

	September 30, 2007	September 30, 2008
Compensation related	$-	$371,511
Preferred stock dividends	-	220,354
Shareholder consents	-	144,000
Severance and related	-	133,161
Goods received not invoiced	-	121,517
Sales taxes payable	-	80,147
Interest	-	76,852
Warranty reserve	-	58,178
Other	44,941	119,712

	$44,941	$1,325,432

NOTE 10 – NOTE PAYABLE AND LONG TERM DEBT

Bridge Financing Transactions

     On July 16, 2007, Beacon entered into a $500,000 Bridge Financing Facility provided by two of our founding stockholders who are also two of our directors. The terms of the facility provide for the founding stockholders/directors to make up to $500,000 of advances to us on a discretionary basis at any time prior to the closing of an equity offering in which gross proceeds are at least $4,000,000 (the “Qualified Offering”). As of September 30, 2008, the entire facility had been drawn down of which $278,000 of the proceeds were received prior to September 30, 2007 and the remaining $222,000 of proceeds were received during the three months ended December 31, 2007.

     Advances under this facility bear interest at the Prime Rate (5.00% as of September 30, 2008) per annum and were to originally mature (i) in the event a Qualified Offering did not occur on or prior to December 31, 2007, on December 31, 2007; or (ii) in the event a Qualified Offering occurred prior to December 31, 2007, on demand at any time following the completion of the offering but not more than twenty-four (24) months after the date of the closing of the Qualified Offering. Certain warrants described below that we issued to the note holders would vest for each month repayment is deferred. In December 2007, we were informed that only a portion of the Private Placement described in Note 14 (which would have satisfied the requirement to complete a Qualified Offering) would be completed by December 31, 2007. Based on this development, the note holders agreed, on December 28, 2007, not to demand repayment of the notes before the completion of the Private Placement or December 31, 2008, whichever came first. On May 15, 2008, the noteholders agreed not to demand repayment of the notes before the completion of an offering in which we raise at least $3 million of additional equity financing or April 1, 2009, whichever comes first. On November 20, 2008, the noteholders agreed unconditionally not to demand repayment of the notes before June 30, 2010. Accordingly, the notes are included in non-current liabilities at September 30, 2008.

     As of September 30, 2008, the notes are convertible into our common stock at a conversion price equal to $.60 per share, or into the number and type of such equity securities into which the shares otherwise issuable upon such conversion are converted or exchanged under the terms of a merger, exchange or reorganization consummated by us prior to or at the time of a Qualified Offering. Unpaid principal is payable in cash or stock at the option of the holder if the conversion option is effected and all unpaid accrued interest is payable in cash only.

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

     In connection with the issuance of the Bridge Financing Facility, we issued warrants to purchase shares of our common stock (the “Warrants”). The Warrants allow the holders to purchase up to 865,000 shares of our common stock at an exercise price of $1.00 per share, of which 625,000 are immediately exercisable. The remaining 240,000 Warrants (the “Contingent Bridge Facility Warrants”) vest and become exercisable at a rate of 10,000 shares on the 15th of each month from the date of a Qualified Offering until the maturity date of the Bridge Financing Facility for each month that the demand for payment is deferred. Upon full conversion of the advances into shares of Beacon common stock or upon the final maturity date, all remaining unvested Contingent Bridge Facility Warrants will automatically vest and become exercisable. If the founding stockholders/directors require prepayment of the advances after the completion of a Qualified Offering but prior to the final maturity date, all remaining unvested Warrants will be forfeited and canceled. The Warrants expire on June 30, 2012. As of September 30, 2008, 80,000 Warrants had vested under the terms of the Bridge Financing Facility.

     The fair value of the Warrants, exercisable into 625,000 share of common stock, which amounted to $0, was calculated using the Black-Scholes option pricing model. Assumptions relating to the estimated fair value of the Warrants are as follows: fair value of common stock of $.002 on the commitment date of July 16, 2007; risk-free interest rate of 4.95%; expected dividend yield of zero percent; life of five years; and current volatility of 66.34%.

     The final closing of the Private Placement was completed on February 12, 2008. Accordingly, the founding stockholders/directors have the right to demand repayment of these notes in cash at any time after February 12, 2008. From the date of the final closing of the Private Placement on February 12, 2008, the founding stockholders/directors may also (at their option) convert the outstanding principal into 833,333 shares of our common stock at an exercise price of $0.60 per share and receive cash payment of accrued and unpaid interest. In addition to the above, vesting commenced on the Contingent Bridge Facility Warrants on February 12, 2008. We recorded $55,700 of non-cash interest expense related to the 80,000 Contingent Bridge Facility Warrants that vested and became exercisable during the year ended September 30, 2008. The fair value of the vested Contingent Bridge Facility Warrants was calculated using the Black-Scholes valuation model as detailed in the following table:

Vesting Date	Quantity Vested	Expected Life (days)	Strike Price	Fair Value of Common Stock	Volatility Rate	Dividend Yield	Risk-Free Interest Rate	Value per Warrant	Charge to Interest Expense
2/15/2008	10,000	1,825	$1.00	$1.35	66.34%	0%	2.76%	$0.86	$8,600.00
3/15/2008	10,000	1,796	$1.00	$1.04	66.34%	0%	2.37%	$0.60	$6,000.00
4/15/2008	10,000	1,765	$1.00	$1.15	66.34%	0%	2.68%	$0.69	$6,900.00
5/15/2008	10,000	1,735	$1.00	$0.95	66.34%	0%	3.10%	$0.53	$5,300.00
6/15/2008	10,000	1,704	$1.00	$1.01	66.34%	0%	3.73%	$0.58	$5,800.00
7/15/2008	10,000	1,674	$1.00	$1.25	66.34%	0%	3.12%	$0.76	$7,600.00
8/15/2008	10,000	1,643	$1.00	$1.50	66.34%	0%	3.11%	$0.97	$9,700.00
9/15/2008	10,000	1,612	$1.00	$1.05	66.34%	0%	2.59%	$0.58	$5,800.00

     Pursuant to the unconditional forbearance to demand payment of the notes, the unvested portion of the Contingent Bridge Facility Warrants fully vested on November 20, 2008, the date the forbearance became effective and a charge for the remaining unvested warrants will be recognized as of that date.

     We recorded $27,757 of contractual interest expense under this arrangement for the year ended September 30, 2008, of which $20,909 is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet.

     On November 15, 2007, we issued $200,000 of convertible notes payable (the “Bridge Notes”) in a separate debt financing. Of this amount, $100,000 of the Bridge Notes was issued to one of the directors of Beacon. These Bridge Notes were issued under terms substantially identical to the terms stipulated under the Bridge Financing Facility described above. The holders of the Bridge Notes also agreed, on December 28, 2007, not to demand repayment of these notes before the completion of the Private Placement described in Note 14 or December 31, 2008, whichever came first. On March 15, 2008, the noteholders agreed not to demand repayment of the notes before the completion of an offering in which the Company raises at least $3 million of additional equity financing or April 1, 2009, whichever comes first. On November 20, 2008, the noteholders agreed unconditionally not to demand repayment of the notes before June 30, 2010. Accordingly, the notes are included in non-current liabilities at September 30, 2008. The effect of the change in the maturity dates of these notes was insignificant to our financial results.

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

     The fair value of the Warrants, exercisable into 250,000 shares of common stock, which amounted to $112,500, was calculated using the Black-Scholes option pricing model. Assumptions relating to the estimated fair value of the Warrants are as follows: fair value of common stock of $.85 on the commitment date of November 15, 2007; risk-free interest rate of 3.71%; expected dividend yield of zero percent; expected life of 1,689 days through June 30, 2012; and current volatility of 66.34%. Accordingly, we discounted the face value of the Bridge Notes to $128,000 and recorded an attributable equity value of $72,000 upon the original issuance of the Bridge Notes, in accordance with Accounting Principle Board Opinion No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” (“APB 14”). The discount related to the Bridge Note Warrants is being accreted over the estimated life of the Bridge Notes of 2.27 years from the date of issuance on November 15, 2007.

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

     We recorded contractual interest expense of $10,156 for the year ended September 30, 2008 under this arrangement which is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet. In addition, we recorded accretion of the Bridge Note Warrant discount to fair value of $30,628 for the year ended September 30, 2008. We recorded accretion of the discount of the remaining value of the Bridge Notes related to the beneficial conversion feature of the Bridge Notes of $40,532 for the year ended September 30, 2008. The carrying value of the notes amounts to $71,160 net of unamortized discounts amounting to $128,840 as of September 30, 2008. We recorded $22,280 of non-cash interest expense related to the 32,000 Contingent Bridge Note Warrants that vested and became exercisable during the year ended September 30, 2008. The fair value of the vested Contingent Bridge Note Warrants was calculated using the Black-Scholes valuation model as detailed in the following table:

Vesting Date	Quantity Vested	Expected Life (days)	Strike Price	Fair Value of Common Stock	Volatility Rate	Dividend Yield	Risk-Free Interest Rate	Value per Warrant	Charge to Interest Expense
2/15/2008	4,000	1,825	$1.00	$1.35	66.34%	0%	2.76%	$0.86	$3,440.00
3/15/2008	4,000	1,796	$1.00	$1.04	66.34%	0%	2.37%	$0.60	$2,400.00
4/15/2008	4,000	1,765	$1.00	$1.15	66.34%	0%	2.68%	$0.69	$2,760.00
5/15/2008	4,000	1,735	$1.00	$0.95	66.34%	0%	3.10%	$0.53	$2,120.00
6/15/2008	4,000	1,704	$1.00	$1.01	66.34%	0%	3.73%	$0.58	$2,320.00
7/15/2008	4,000	1,674	$1.00	$1.25	66.34%	0%	3.12%	$0.76	$3,040.00
8/15/2008	4,000	1,643	$1.00	$1.50	66.34%	0%	3.11%	$0.97	$3,880.00
9/15/2008	4,000	1,612	$1.00	$1.05	66.34%	0%	2.59%	$0.58	$2,320.00

     Pursuant to the unconditional forbearance to demand payment of the notes, the Contingent Bridge Facility Warrants, the unvested portion fully vested on November 20, 2008, the date the forbearance became effective and a charge for the remaining unvested warrants will be recognized as of that date.

Lines of Credit

     On June 11, 2008, Beacon and Integra Bank entered into a credit facility, under which we borrowed $200,000 at a 6.00% annual interest rate with principal due on August 11, 2008. The proceeds of the note were used as short term working capital collateralized by certain customer engagements and the receivables expected to be generated there from. Cash collections related to the collateralized customer engagements were used to repay the note. The credit facility plus interest of $2,033 was paid in full on August 11, 2008.

     On August 20, 2008, Beacon and one of our directors, entered into a credit facility under which we borrowed $100,000 at a 12.00% annual interest rate the principal of which is not due on any specific date. We also paid a 1.00% origination fee upon initiation of the credit facility. The proceeds of the credit facility were used as short term working capital collateralized by our accounts receivable. We have accrued $2,400 of interest expense related to this credit facility during the year ended September 30, 2008 which is included in accrued expenses and other current liabilities in the consolidated financial statements.

     On September 4, 2008, Beacon and First Savings Bank entered into a credit facility, under which we borrowed $100,000 at a 5.00% annual interest rate the principal of which was payable on September 29, 2008. The term of the credit facility has been extended between First Savings Bank and us with no specific termination date. The proceeds of the note were used as short term working capital collateralized by our accounts receivable. We have accrued $891 of interest expense related to this credit facility during the year ended September 30, 2008 which is included in accrued expenses and other current liabilities in the consolidated financial statements.

Long Term Debt

     The following is a summary of our long term debt:

	September 30, 2007	September 30, 2008

Integra Bank		548,541
Acquisition notes (payable to the sellers
of the acquired businesses according
to the terms described in note 4)
ADSnetcurve		156,617
Bell-Haun		119,000
CETCON		515,627
Strategic Secured Note		399,617
Strategic Escrow Note		72,670

		1,812,072
Less: current portion		(495,595)

Non-current portion	$-	$1,316,477

Integra Bank

     On March 14, 2008, Beacon and Integra Bank entered into a credit facility, under which we borrowed $600,000 at a 6.25% annual interest rate with monthly payments of $11,696 over a 60 month term that matures on March 12, 2013. The first payment was made on April 14, 2008. The proceeds of the note were used to repay the three previously outstanding notes assumed in the acquisitions, two of which were in default due to change in control provisions. We also used a portion of the proceeds from the new installment obligation to refinance $195,000 of previously outstanding indebtedness due to the same creditor. The effect of having refinanced the previous indebtedness with this same creditor was insignificant to our consolidated financial statements and therefore is not deemed to be a constructive extinguishment of the previous balance in accordance with EITF 96-19 “Debtors Accounting for a Modification or Exchange of Debt Instruments.” Accordingly, no gain or loss has been recognized. During the year ended September 30, 2008 we paid $70,178 of which $51,938 represented principal payments and $18,240 represented interest. We recognized $19,930 of interest expense related to this obligation of which $1,690 was in accrued expenses at September 30, 2008.

Acquisition Notes

     Notes payable with an aggregate value of $1,843,500 were issued as purchase consideration in our business combinations as described in Note 4. The terms of these notes, including provisions for partial acceleration in the event we raise additional equity capital in future financing transactions, adjustments related to performance terms within the asset and stock purchase agreements, and optional prepayment provisions, are more fully described in Note 4.

     The following table summarizes the remaining debt principal payment obligations by year for the long-term debt other than the Bridge Financing Facility, Bridge Notes, and short term line of credit which are presumed to be paid within the next twelve months:

Fiscal Year Ended September 30,

2008	$495,595
2009	448,387
2010	401,960
2011	340,004
2012	118,983
Thereafter	7,143

$1,812,072

     Substantially all of our assets are pledged as collateral under our various debt obligations and tax liens pursuant to the Strategic acquisition as described in Notes 4 and 12.

NOTE 11 – CAPITAL LEASE OBLIGATIONS

     We assumed capital lease obligations related to service vehicles in our acquisitions of Strategic Communications under which the aggregate present value of the minimum lease payments amounted to $11,928 as of September 30, 2008 all of which is due and payable within the next fiscal year. In accordance with SFAS 13, “Accounting for Leases” (“SFAS 13”), the present value of the minimum lease payments was calculated using discount rate of 5%. Lease payments, including amounts representing interest, amounted to approximately $13,562 for the year ended September 30, 2008.

NOTE 12 – RELATED PARTY TRANSACTIONS

     On July 16, 2007, Beacon entered into the $500,000 Bridge Financing Facility provided by two of our founding stockholders/directors (Notes 3 and 10).

On November 15, 2007, we entered into a separate $100,000 bridge note with one of our directors (Notes 3 and 10).

     One of our founders also provides us with certain consulting services. There was no formal agreement between Beacon and this founder. For the year ended September 30, 2008, we recorded $75,169 of compensation expense paid in cash to the founder for consulting services provided, which is included in salaries and benefits in the accompanying consolidated statement of operations for the year ended September 30, 2008, and a $82,500 fee for assisting in the successful execution of the Series A-1 Placement and Common Stock offering which was netted against the proceeds from the placement.

     Beacon has obtained insurance through an agency owned by one of our founding stockholders/directors. Insurance expense paid through the agency for the year ended September 30, 2008 was $114,378 and is included in selling, general and administrative expense in the accompanying consolidated statement of operations.

     On December 28, 2007, We entered into an equity financing arrangement with two of our directors that provided up to $300,000 of additional funding, the terms of which provided for compensation of 10,000 warrants to purchase common stock at $1.00 per share per month, for each individual for the period the financing arrangement was in effect. The warrants have a five-year term. The financing arrangement was terminated upon the close of the Series A-1 Placement. Accordingly, we recognized $58,700 of interest expense for the year ended September 30, 2008 based on the fair value of the warrants as they were earned. The fair values were calculated using the Black-Scholes option pricing model with the following assumptions:

Date Earned	Quantity Earned	Expected Life (days)	Strike Price	Fair Value of Common Stock	Volatility Rate	Dividend Yield	Risk-Free Interest Rate	Value per Warrant	Charge to Interest Expense
1/28/2008	20,000	1,825	$1.00	$1.90	66.34%	0%	2.80%	$1.34	$26,800
2/28/2008	20,000	1,825	$1.00	$1.50	66.34%	0%	2.73%	$0.99	$19,800
3/7/2008	10,000	1,825	$1.00	$1.75	66.34%	0%	2.45%	$1.21	$12,100

     On March 26, 2008, we issued warrants to purchase 300,000 shares of common stock at $1.00 per share with a five-year term to one of our directors. Accordingly, we recognized $219,000 of share-based expense for the year ended September 30, 2008 based on the fair value of the warrants on the grant date. The fair value was calculated using the Black-Scholes option pricing model with the following assumptions:

Grant Date	Quantity Granted	Expected Life (days)	Strike Price	Fair Value of Common Stock	Volatility Rate	Dividend Yield	Risk-Free Interest Rate	Value per Warrant	Charge to Interest Expense
3/26/2008	300,000	1,825	$1.00	$1.20	66.34%	0%	2.55%	$0.73	$219,000

     On May 15, 2008, we entered into an equity financing arrangement with one of our directors that provided up to $500,000 of additional funding, the terms of which provided for issuance of warrants to purchase 33,333 shares of common stock at $1.00 per share per month for the period the financing arrangement is in effect. The warrants have a five-year term. The financing arrangement terminates upon the close of a $3,000,000 equity financing event. On August 19, 2008, we modified the agreement to increase the commitment to $3,000,000 of additional funding that decreases on a dollar for dollar basis as we raise capital in subsequent equity financing transactions up to $3,000,000, upon mutual agreement of our director and us, or on December 31, 2008. As of September 30, 2008, $1,700,000 remained available under this equity arrangement. In consideration for this financing arrangement, we agreed to issue a five year warrant to purchase 100,000 shares of common stock at an exercise price of $1.00 per share in addition to the ongoing warrants earned under the original agreement. In addition, contingent upon the exercise of any part of the equity financing commitment, two of our founding stockholders have surrendered the right to purchase up to 1,655,425 shares of their stock for a purchase price of $0.01 per share. Accordingly, we recognized $176,999 of interest expense for the year ended September 30, 2008 based on the fair value of the warrants as they were earned. The fair values were calculated using the Black-Scholes option pricing model with the following assumptions:

Date Earned	Quantity Earned	Expected Life (days)	Strike Price	Fair Value of Common Stock	Volatility Rate	Dividend Yield	Risk-Free Interest Rate	Value per Warrant	Charge to Interest Expense
6/15/2008	33,333	1,825	$1.00	$1.01	66.34%	0%	3.73%	$0.58	$19,333
7/15/2008	33,333	1,825	$1.00	$1.25	66.34%	0%	3.12%	$0.78	$26,000
8/15/2008	33,333	1,825	$1.00	$1.50	66.34%	0%	3.11%	$1.00	$33,333
8/19/2008	100,000	1,825	$1.00	$1.25	66.34%	0%	3.07%	$0.78	$78,000
9/15/2008	33,333	1,825	$1.00	$1.05	66.34%	0%	2.59%	$0.61	$20,333

     On July 14, 2008, one of our directors purchased 400 shares of our Series B Preferred Stock in exchange for proceeds of $400,000 (Note 3 and 14).

     On August 20, 2008, we entered into a $100,000 debt financing arrangement with one of our directors (Note 3 and 10).

     Under a marketing agreement with a company owned by the wife of Beacon’s president, we provide procurement and installation services as a subcontractor. We earned revenue of approximately $230,000 for procurement and installation services provided under this marketing agreement for the year ended September 30, 2008. As of September 30, 2008, approximately $189,000 of receivables related to these sales were in accounts receivable all of which has been collected as of December XX, 2008.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

     We entered into employment agreements with three of our key executives with no specific expiration dates that provide for aggregate annual compensation of $480,000 and up to $120,000 of severance payments for termination without cause. In addition, we entered into employment agreements with five key employees of certain of the acquired businesses upon its completion of the business combinations described in Note 4. Aggregate compensation under these agreements amounts to $580,000. Two of these agreements expire on December 31, 2009 and the remaining three have no specified expiration date. These agreements also provide for aggregate severance payments of up to $326,000 for termination without cause.

Operating Leases

     The Company has entered into operating leases for office facilities in Louisville, KY, Columbus, OH and Cincinnati, OH. A summary of the minimum lease payments due on these operating leases exclusive of the Company’s share of operating expenses and other costs:

Fiscal Year Ending September 30, 2008

2009	$170,544
2010	123,423
2011	19,400

$313,367

Strategic Communications Tax Liability

     As further described in Note 4, the assets acquired from Strategic Communications were encumbered by tax liens for delinquent sales and use, payroll and income taxes incurred by Strategic prior to the acquisition on December 20, 2007. We entered into an installment agreement with the Internal Revenue Service to settle the remaining outstanding tax liens.

NOTE 14 – STOCKHOLDERS’ EQUITY

Authorized Capital

     Beacon is currently authorized to issue up to 70,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, par value $0.01 per share, of which three series have been designated: 4,500 shares of Series A Convertible Preferred Stock, 1,000 shares of Series A-1 Convertible Preferred Stock, and 4,000 shares of Series B Convertible Preferred Stock.

     Each share of Series A, Series A-1 and Series B preferred has voting rights equal to an equivalent number of common shares into which it is convertible. The holders of the Series A and Series A-1 are entitled to receive contractual cumulative dividends in preference to any dividend on the common stock at the rate of 10% per annum on the initial investment amount commencing on the date of issue. The holders of the Series B are entitled to receive contractual cumulative dividends in preference to any dividend on the common stock (but subject to the rights of the Series A and Series A-1) at the rate of 6% per annum on the initial investment amount commencing on the date of issue. Such dividends are payable on January 1, April 1, July 1 and October 1 of each year. Dividends accrued but unpaid with respect to this feature amounted to $194,904 and $25,450 as of September 30, 2008 for the Series A and A-1 preferred, respectively, and are presented as an increase in net loss available to the common stockholders of $220,354 for the year ended September 30, 2008. No dividends have yet accrued on the Series B Preferred Stock. The Company has the option of paying the dividend in either common stock or cash.

     The Series A, A-1 and B Preferred Stock designations contains certain restrictive covenants including restrictions against: the declaration of dividend distributions to common stockholders; certain mergers, consolidations and business combinations; the issuance of preferred shares with rights or provisions senior to each of the Series A, A-1, and B Preferred Stock; and restrictions against incurring or assuming unsecured liabilities or indebtedness unless certain minimum performance objectives are satisfied. The Series A Preferred Stock is senior to the Series A-1 Preferred Stock, and the Series A and A-1 are senior to the Series B Preferred Stock.

     The Series A, A-1 and B Preferred Stock have a right of redemption in the event of liquidation or a change in control. The redemption feature provides for payment of 125% of the face value and 125% of any accrued unpaid dividends in the event of bankruptcy, change of control, or any actions to take the Company private. The amount of the liquidation preference was $5,243,630, $1,031,813, and $500,000 for the Series A, A-1 and B preferred, respectively, as of September 30, 2008.

     Beacon, by resolution of the Board of Directors, may designate additional series of Preferred Stock (“blank check preferred stock”) and to fix or alter the rights, preferences, privileges and restrictions granted to or imposed upon such blank check preferred stock, and the number of shares constituting any such series of such blank check preferred stock. The rights, privileges and preferences of any such blank check preferred stock shall be subordinate to the rights, privileges and preferences to the existing Series A and Series A-1 Preferred Stock. The Series B Preferred Stock was issued as “blank check preferred stock” and as such is subordinate to the rights, privileges and preferences of the Series A and Series A-1 Preferred Stock.

     The Board of Directors may also increase or decrease the number of shares of any series (other than the Series A Preferred Stock or the Series A-1 Preferred Stock), prior or subsequent to the issue of that series, but not below the number of shares of such series then outstanding.

Private Placement of Convertible Preferred Stock

Series A Preferred Stock Placement

     During the year ended September 30, 2008, we issued in three Private Placement transactions, an aggregate of 4,000 shares of our Series A convertible preferred stock and five year common stock purchase warrants exercisable at $1.00 per share for net proceeds of $3,276,610 (gross proceeds of $4,000,000 less offering costs of $723,390). Offering costs included fees paid to the placement agent of $650,000 and legal and related expenses of $73,390 in addition to warrants granted to the placement agent to purchase 1,040,000 shares of our common stock at $1.00 per share with a 5 year term. An additional 600,000 warrants to purchase shares of our common stock at $1.00 per share with a 5 year term were earned by and issued to affiliates of the placement agent. The Series A is convertible into common stock at any time, at the option of the holder at a conversion price of $.75 per share. The conversion price is subject to adjustment for stock splits, stock dividends, recapitalizations, dilutive issuances and other anti-dilution provisions, including circumstances in which we, at our discretion, issue equity securities or convertible instruments that feature prices lower than the conversion price specified in the Series A preferred shares. The Series A is also automatically convertible into shares of our common stock, at the then applicable conversion price upon the closing of a firm commitment underwritten public offering of shares of our common stock yielding aggregate proceeds of not less than $20 million or under certain other circumstances when the trading volume and average trading prices of the stock attain certain specified levels.

     As described in Note 3, we evaluated the conversion options embedded in the Series A securities to determine (in accordance with SFAS 133 and EITF 00-19) whether they should be bifurcated from their host instruments and accounted for as separate derivative financial instruments. We determined, in accordance with SFAS 133, that the risks and rewards of the common shares underlying the conversion feature are clearly and closely related to those of the host instrument. Accordingly the conversion features are being accounted for as embedded conversion options in accordance with EITF 98-5 and EITF 00-27. During the year ended September 30, 2008, based on an evaluation of the beneficial conversion feature of the Series A Preferred Shares, we recorded deemed dividends of $2,483,715. The table below lists the detailed fair value of the warrants issued in each of the three closings of the Series A Preferred Stock Private Placement. The fair values were calculated using the Black-Scholes option pricing model with the following assumptions:

Date Issued	Quantity of Warrants Issued	Estimated Fair Value Per Warrant	Estimated Fair Value of Warrants	Fair Value of Underlying Common Stock	Risk-Free Interest Rate	Expected Dividend Yield	Life (Years)	Current Volatility
12/20/2007	1,622,600	$0.46	$746,396	$0.85	3.45%	0%	5	66.34%
1/15/2008	480,333	$0.78	$374,660	$1.25	3.00%	0%	5	66.34%
2/12/2008	563,733	$0.78	$439,712	$1.25	2.71%	0%	5	66.34%

     Accordingly, deemed dividends related to the conversion feature were recorded based on the difference between the effective conversion price of the conversion option and the fair value of the common stock at the commitment date of the transaction detailed in the table below.

Date of Issue/ Commitment Date	Fair Value of Common Stock on Commitment Date	Effective Conversion Price	Intrinsic Value of Beneficial Conversion Feature	Common Shares Issuable Upon Conversion	Deemed Dividend
12/20/2007	$0.85	$0.57	$0.28	3,245,200	$903,878
1/15/2008	$1.25	$0.49	$0.76	960,667	$726,820
2/12/2008	$1.25	$0.49	$0.76	1,127,466	$853,017

     We have reserved 5,333,333 shares of our common stock for issuance upon the conversion of its Series A convertible preferred stock and 2,666,666 shares of our common stock for issuance upon exercise of the Investor Warrants.

     As described in Note 3, we apply the classification and measurement principles enumerated in EITF Topic D-98 with respect to accounting for our issuances of the Series A preferred stock. We are required, under Nevada law, to obtain the approval of our board of directors in order to effectuate a merger, consolidation or similar event resulting in a more than 50% change in control or a sale of all or substantially all of our assets. The board of directors is then required to submit proposals to enter into these types of transactions to our stockholders for their approval by majority vote. The preferred stockholders do not currently (i) control or have representation on our Board of Directors and/or (ii) have sufficient voting rights to control a redemption of these shares by either of these events. In addition the effectuation of any transaction or series of transactions resulting in a more than 50% change in control can be made only by us in our sole discretion. Based on these provisions, we classified the Series A preferred shares as permanent equity in the accompanying consolidated balance sheet because the liquidation events are deemed to be within our sole control in accordance with the provisions of EITF Topic D-98.

     We evaluate the Series A convertible preferred stock at each reporting date for appropriate balance sheet classification.

Series A-1 Preferred Stock Placement

     On March 7 and 11, 2008, we issued, in two closing of a Private Placement transaction, an aggregate of 800 shares of our Series A-1 convertible preferred stock and 533,333 five year common stock purchase warrants exercisable at $1.00 per share for net proceeds of $599,850 (gross proceeds of $800,000 less offering costs of $200,150). Offering costs included fees paid to the placement agent of $104,000, a fee for the successful completion of the placement of $60,000 paid to a related party and $36,150 in legal and related fees in addition to warrants to purchase 208,000 shares of our common stock at $1.00 per share with a 5 year term. The Series A-1 Preferred Stock is convertible into common stock at any time, at the option of the holder at a conversion price of $.75 per share. The conversion price is subject to adjustment for stock splits, stock dividends, recapitalizations, dilutive issuances and other anti-dilution provisions, including circumstances in which we, at our discretion, issue equity securities or convertible instruments that feature prices lower than the conversion price specified for shares of Series A-1 Preferred Stock. The Series A-1 Preferred Stock is also automatically convertible into shares of our common stock, at the then applicable conversion price upon the closing of a firm commitment underwritten public offering of shares of our common stock yielding aggregate proceeds of not less than $20 million or under certain other circumstances when the trading volume and average trading prices of the stock attain certain specified levels.

     As described in Note 3, we evaluated the conversion options embedded in the Series A-1 securities to determine (in accordance with SFAS 133 and EITF 00-19) whether they should be bifurcated from their host instruments and accounted for as separate derivative financial instruments. We determined, in accordance with SFAS 133, that the risks and rewards of the common shares underlying the conversion feature are clearly and closely related to those of the host instrument. Accordingly the conversion features are being accounted for as embedded conversion options in accordance with EITF 98-5 and EITF 00-27. During the year ended September 30, 2008, based on an evaluation of the beneficial conversion feature of the Series A-1 Preferred Shares, the Company recorded deemed dividends of $1,411,882.

The table below lists the fair value of the warrants issued in each of the two closings of the Series A-1 Preferred Stock Private Placement. The fair values were calculated using the Black-Scholes option pricing model with the following assumptions:

Date Issued	Quantity of Warrants Issued	Estimated Fair Value Per Warrant	Estimated Fair Value of Warrants	Fair Value of Underlying Common Stock	Risk-Free Interest Rate	Expected Dividend Yield	Life (Years)	Current Volatility
3/7/2008	515,200	$1.20	$618,240	$1.75	2.45%	0%	5	66.34%
3/11/2008	18,133	$0.99	$ 17,952	$1.50	2.61%	0%	5	66.34%

     Accordingly, deemed dividends related to the conversion feature were recorded based on the difference between the effective conversion price of the conversion option and the fair value of the common stock at the commitment date of the transaction detailed in the table below.

Date of Issue/ Commitment Date	Fair Value of Common Stock on Commitment Date	Effective Conversion Price	Intrinsic Value of Beneficial Conversion Feature	Common Shares Issuable Upon Conversion	Deemed Dividend
3/7/2008	$1.75	$0.42	$1.33	1,030,400	$1,373,867
3/11/2008	$1.50	$0.45	$1.05	36,267	$ 38,015

     We have reserved 1,066,667 shares of our common stock for issuance upon the conversion of our Series A-1 convertible preferred stock and 533,333 shares of our common stock for issuance upon exercise of the Investor Warrants.

     As described in Note 3, we apply the classification and measurement principles enumerated in EITF Topic D-98 with respect to accounting for our issuances of the Series A-1 preferred stock. We are required, under Nevada law, to obtain the approval of our board of directors in order to effectuate a merger, consolidation or similar event resulting in a more than 50% change in control or a sale of all or substantially all of our assets. The board of directors is then required to submit proposals to enter into these types of transactions to our stockholders for their approval by majority vote. The preferred stockholders do not currently (i) control or have representation on our Board of Directors and/or (ii) have sufficient voting rights to control a redemption of these shares by either of these events. In addition the effectuation of any transaction or series of transactions resulting in a more than 50% change in control can be made only by us in our sole discretion. Based on these provisions, we classified the Series A-1 preferred shares as permanent equity in the accompanying consolidated balance sheet because the liquidation events are deemed to be within our sole control in accordance with the provisions of EITF Topic D-98.

     We evaluate the Series A-1 convertible preferred stock at each reporting date for appropriate balance sheet classification.

Series B Preferred Stock Placement

     On July 14, 2008, we issued 400 shares of Series B Preferred Stock and 200,000 (“Series B Offering Warrants”) five year common stock purchase warrants exercisable at $1.20 per share in a Private Placement transaction for proceeds of $400,000 from one of our directors. The Series B Preferred Stock is convertible into common stock at any time, at the option of the holder at a conversion price of $.90 per share. The Series B Preferred Stock is also automatically convertible into shares of our common stock, at the then applicable conversion price upon the closing of a firm commitment underwritten public offering of shares of our common stock yielding aggregate proceeds of not less than $20 million or under certain other circumstances when the trading volume and average trading prices of the stock attain certain specified levels.

     The Series B Offering Warrants have a five year exercise period and an exercise price of $1.20 per share of the Company’s common stock, payable in cash on the exercise date. The exercise price is subject to adjustment upon certain occurrences specified in the Series B Offering Warrants. The shares of Series B Preferred Stock have terms similar to those of the shares of Series A Preferred Stock and Series A-1 Preferred Stock, but are junior to those shares with respect to dividend rights, liquidation preferences and registration rights. The Company has used the proceeds of the closing to pay certain expenses of the Company and for working capital.

     As described in Note 3, we evaluated the conversion options embedded in the Series B securities to determine (in accordance with SFAS 133 and EITF 00-19) whether they should be bifurcated from their host instruments and accounted for as separate derivative financial instruments. We determined, in accordance with SFAS 133, that the risks and rewards of the common shares underlying the conversion feature are clearly and closely related to those of the host instrument. Accordingly the conversion features are being accounted for as embedded conversion options in accordance with EITF 98-5 and EITF 00-27. During the year ended September 30, 2008, based on an evaluation of the beneficial conversion feature of the Series B Preferred Shares, the Company recorded deemed dividends of $135,163. The table below lists the fair value of the warrants issued at the closing of the Series B Preferred Stock Private Placement. The fair values were calculated using the Black-Scholes option pricing model with the following assumptions:

Date Issued	Quantity of Warrants Issued	Estimated Fair Value Per Warrant	Estimated Fair Value of Warrants	Fair Value of Underlying Common Stock	Risk-Free Interest Rate	Expected Dividend Yield	Life (Years)	Current Volatility
7/10/2008	200,000	$0.55	$110,000	$1.01	3.10%	0%	5	66.34%

     Accordingly, deemed dividends related to the conversion feature were recorded based on the difference between the effective conversion price of the conversion option and the fair value of the common stock at the commitment date of the transaction detailed in the table below.

Date of Issue/ Commitment Date	Fair Value of Common Stock on Commitment Date	Effective Conversion Price	Intrinsic Value of Beneficial Conversion Feature	Common Shares Issuable Upon Conversion	Deemed Dividend
7/10/2008	$1.01	$0.71	$0.30	444,444	$135,163

     We have reserved 444,444 shares of our common stock for issuance upon the conversion of our Series B convertible preferred stock and 200,000 shares of our common stock for issuance upon exercise of the Investor Warrants.

     At our option, we can redeem the Series B Preferred Stock, and any dividends issued there under, for a 1% origination fee and 1% interest per month on the outstanding face value of the Series B preferred stock. As of September 30, 2008, we have not made a determination as to whether we will redeem the Series B Preferred Stock.

     As described in Note 3, we apply the classification and measurement principles enumerated in EITF Topic D-98 with respect to accounting for our issuances of the Series B preferred stock. We are required, under Nevada law, to obtain the approval of our board of directors in order to effectuate a merger, consolidation or similar event resulting in a more than 50% change in control or a sale of all or substantially all of our assets. The board of directors is then required to submit proposals to enter into these types of transactions to our stockholders for their approval by majority vote. The preferred stockholders do not currently (i) control or have representation on our Board of Directors and/or (ii) have sufficient voting rights to control a redemption of these shares by either of these events. In addition the effectuation of any transaction or series of transactions resulting in a more than 50% change in control can be made only by us in our sole discretion. Based on these provisions, we classified the Series A-1 preferred shares as permanent equity in the accompanying consolidated balance sheet because the liquidation events are deemed to be within our sole control in accordance with the provisions of EITF Topic D-98.

     We evaluate the Series B convertible preferred stock at each reporting date for appropriate balance sheet classification.

Preferred Stock Dividend

     On March 26, 2008 and October 7, 2008, we elected to pay the contractual dividends due the Series A, A-1, and B preferred stockholders in additional shares of the related preferred stock. We follow the guidelines of EITF 00-27 when accounting for pay-in-kind dividends that are settled in convertible securities with beneficial conversion features. Therefore, we recorded deemed dividend related to the conversion feature based on the difference between the effective conversion price of the conversion option and the fair value of the common stock on the date of election which is considered the commitment date. The following table contains information related to the contractual dividends issued pursuant to our preferred stock:

Date of Contractual Dividend	Date of Election (Commitment Date)	Contractual Preferred Stock Dividend	Conversion Price Per Common Share	Common Shares Underlying Dividend	Closing Price on Date of Election	Fair Value of Underlying Common Stock	Fair Value of Contractual Preferred Stock Dividend	Deemed Dividend Related to Beneficial Conversion Feature
1/1/2008	3/26/2008	$7,335	$0.75	9,780	$1.20	$11,736	$7,335	$4,401
4/1/2008	3/26/2008	$87,569	$0.75	116,759	$1.20	$140,111	$87,569	$52,542
7/1/2008	10/7/2008	$100,000	$0.75	133,333	$1.24	$165,333	$100,000	$65,333
4/1/2008	3/26/2008	$5,450	$0.75	7,267	$1.20	$8,720	$5,450	$3,270
7/1/2008	10/7/2008	$20,000	$0.75	26,667	$1.24	$33,067	$20,000	$13,067

Preferred Dividends		$220,354		293,806		$358,967		$138,613

     We have reserved 293,806 shares of common stock for issuance upon conversion of our convertible preferred shares issued pursuant to contractual preferred stock dividends into common stock.

Registration Rights

     Pursuant to the terms of the registration rights agreement entered into in connection with the Series A Private Placement, Series A-1 Private Placement and Series B Private Placement, we agreed to file with the SEC as soon as is practicable after completion of the offering a registration statement (the “Registration Statement”) and use our best efforts to have the Registration Statement declared effective not later than June 30, 2008. The Registration Statement would register for resale (i) the shares of our common stock underlying the units sold in the Private Placement (the “Units”) and (ii) the shares of our common stock issuable upon the exercise of the warrants issued to the investors and agents in these Private Placements. We agreed to use commercially reasonable best efforts to have such “resale” Registration Statement declared effective by the SEC as soon as possible and, in any event, not later than June 30, 2008 and to pay penalties for failure to have the Registration Statement declared effective at that date. On April 18, 2008, the Placement Agent waived the registration right and potential penalty subject to consent of 60% of the holders of the Series A, Series A-1 and Series B Preferred Stock which was subsequently obtained.

     The Company applies FASB Staff Position EITF 00-19-2 “Accounting for Registration Payment Arrangements,” with respect to determining whether to record a liability for contingent consideration potentially transferable to security holders covered under registration rights agreements.

Completion of Share Exchange Transaction

     On December 20, 2007, pursuant to the Share Exchange transaction between Suncrest and Beacon (IN), Beacon (IN) exchanged 9,194,900 shares of Beacon (IN) common stock and 2,433.9 shares of Beacon (IN) Series A preferred stock for 9,194,900 shares of Suncrest common stock and 2,433.9 shares of Suncrest Series A preferred stock. The shareholders of Suncrest, prior to the recapitalization, held 3,003,847 shares of which they returned 1,730,726 for cancellation and retained 1,273,121 shares of the recapitalized company. Immediately following the Share Exchange transaction, there were 10,468,121 shares of common stock outstanding, including 9,194,900 shares held by Beacon (IN)’s existing stockholders and 1,273,121 shares held by the stockholders of Suncrest. As described in Note 1, the Share Exchange has been accounted for as a recapitalization of Beacon (IN) into Suncrest because the existing Beacon (IN) stockholders retained a majority interest in the combined enterprise. We paid a $305,000 fee to the stockholders of Suncrest in connection with completing the Share Exchange Transaction which is included as a component of selling, general and administrative expense in the accompanying condensed consolidated statement of operations.

Issuances of Common Stock in Business Combinations

     We issued 3,225,000 shares of common stock in connection with business combinations described in Note 4. The aggregate fair value of these shares amounted to $2,741,250.

Restricted Stock Grant

     On December 5, 2007, we issued 782,250 shares of restricted common stock with an aggregate fair value of $666,873 to our president in exchange for $156. Immediately upon the sale 150,000 shares vested with the remaining shares vesting in quantities of 210,750 shares on each of December 20, 2008, 2009 and 2010. We account for share-based compensation under SFAS No. 123(R), “Share-Based Payment,” which requires us to expense the fair value of grants made under the share based compensation programs over the vesting period of each individual agreement. Awards granted are valued and non-cash share-based compensation expense is recognized in the consolidated statements of operations in accordance with SFAS No. 123(R). We recognize non-cash share-based compensation expense ratably over the requisite service period which generally equals the vesting period of awards, adjusted for expected forfeitures. We recognized $266,693 of non-cash share-based compensation expense during the year ended September 30, 2008, in connection with such grants. Unamortized compensation under this arrangement amounted to $400,024 as of September 30, 2008 and will be amortized over the remaining vesting period of 3 years. The shares vest immediately upon our termination without cause or the Executive’s resignation if in response to certain defined actions taken by us adverse to Executive’s employment which constitute good reason as defined in the Executive’s employment agreement. In the event of termination for cause, or resignation without good reason, we have the right to repurchase any unvested shares for nominal consideration.

Compensatory Warrants Issuance

     On March 26, 2008, Beacon issued warrants to purchase 300,000 shares of common stock at $1.00 per share with a five-year term to one of our directors. Accordingly, we recognized $219,000 of share-based compensation expense for the year ended September 30, 2008 based on the fair value of the warrants on the grant date. The fair value was calculated using the Black-Scholes option pricing model with the following assumptions:

Grant Date	Quantity Granted	Expected Life (days)	Strike Price	Underlying Price	Volatility	Dividend Yield	Risk-Free Interest Rate	Value per Warrant	Charge to Interest Expense
3/26/2008	300,000	1,825	$1.00	$1.20	66.34%	0%	2.55%	$0.73	$219,000

Contingent Warrants Grant

     On May 8, 2008, the Board approved issuance of warrants to purchase 168,421 shares of common stock to each of Bruce Widener and Rick Hughes at a purchase price of $1.20 per common share to be delivered upon the completion of our 2008 capital funding objective of a debt or equity financing with gross proceeds of $4,000,000 to the Corporation. No financing transaction meeting the specifications for issuance and delivery has been completed as of September 30, 2008. Accordingly, there has been no accounting recognition related to this item.

Sale of Common Stock and Warrants

     On July 25, 2008, we engaged a registered broker-dealer (the “Placement Agent”) in a private placement of up to 3,750,000 units (the “Common Units”), for an aggregate purchase price of $3,000,000, with each Common Unit comprised of (i) one share of Common Stock, and (ii) a five year warrant to purchase one-half share of Common Stock (each, an “Common Offering Warrant”) at a purchase price of $1.00 per share (collectively the “Common Offering”). In the event that the Common Offering is oversubscribed, we may sell and issue up to an additional 562,500 Common Units.

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

     As of September 30, 2008, we have sold 1,625,000 Common Units to accredited investors for net proceeds of $1,063,726 (an aggregate purchase price of $1,300,000 less direct offering costs of $264,784). Direct offering costs included placement agent commissions of $130,000, non-accountable placement agent expenses of $36,500, legal expenses of $47,965, success fees of $39,000 payable to one of our founders, and printing and blue sky fees of $11,319, We have used the proceeds of the Common Offering to provide working capital. In addition, the Placement Agent has earned warrants to purchase an aggregate of 243,750 shares of Common Stock.

NOTE 15 – INCOME TAXES

     The provision for income taxes consists of the following:

2007		2008
Federal:
Current
Deferred
(Expense)		$(40,793)
Benefit	45,333	1,492,585

Total federal	45,333	1,451,792

State:
Current
Deferred
(Expense)		(4,679)
Benefit	6,667	171,209

Total state	6,667	166,530

	52,000	1,618,322
Change in valuation allow	(52,000)	(1,663,794)

Total provision	$-	$(45,472)

     A reconciliation of the statutory federal income tax rate to our effective tax rate follows:

	From June 6, 2007 (Date of Inception) to September 30, 2007	For the twelve months ended September 30, 2008
Tax benefit at statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	5.0	3.9
Non-deductible meals & entertainment	-	(0.3)
Merger costs	-	(2.5)
Increase in valuation allowance	(39.0)	(36.1)

Effective income tax rate	-	(1.0)

     The components of deferred tax assets and liabilities are as follows:

	As of September 30, 2007	As of September 30, 2008
Deferred tax assets
Capitalized start up and organization costs	$51,000	$46,257
Other intangibles amortization		81,265
Accrued expenses		36,557
Bad debt reserve		18,950
Inventory obsolescence reserve		13,287
Share based payments		189,624
Net operating loss carryforwards
(including $542,958 for net operating loss
carryforwards acquired in mergers and
acquisitions)	1,000	1,872,812

Total deferred tax assets	52,000	2,258,752
Less valuation allowance	(52,000)	(2,258,752)

Net deferred tax assets	-	-

Deferred tax liabilities
Intangible assets	-	(45,472)

Total deferred tax liabilities	-	(45,472)

Total net deferred tax liability	$-	$(45,472)

     As of September 30, 2008, we have incurred net operating losses since inception totaling $3,504,977. We acquired net operating losses totaling $1,692,378 through various acquisitions. These net operating losses expire in 2023 through 2028. The deferred tax asset associated with these net operating losses is included in our net deferred tax asset of $2,258,752. We fully reserved for our deferred tax assets since it is more likely than not that the benefits of such deferred tax assets will not be realized in future periods.

     The acquired net operating losses are subject to internal revenue code section 382 and similar state income tax regulations, which could result in limitations on the amount of such losses that could be recognized during any taxable year.

     We adopted FIN 48 effective June 6, 2007 (date of inception). FIN 48 requires companies to recognize in their financial statements the impact of a tax position if that position is more likely than not of being sustained on audit based on the technical merits of the position. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 provides guidance on derecognition, classification, interest, and penalties, accounting in interim periods, and disclosure. For the period June 6, 2007 (date of inception) to September 30, 2007 and the year ended September 30, 2008, we had no material uncertain tax positions. Significant tax jurisdictions that we file income tax returns in include the Commonwealth of Kentucky and the state of Ohio. We record penalties and interest if it is more likely than not of being sustained on audit based on the technical merits of the position. We record penalties in selling, general and administrative expenses and interest as interest expense.

NOTE 16 – EMPLOYEE BENEFITS PLANS

Stock Options and Other Equity Compensation Plans

     In March 2008, our Board of Directors adopted the 2008 Long Term Incentive Plan, subject to shareholder approval, referred to as the 2008 Incentive Plan. We reserved 1,000,000 shares of our common stock under the 2008 Incentive Plan and for other compensatory equity grants for the issuance of stock options, restricted stock awards, stock appreciation rights and performance awards, pursuant to which certain options will be granted. The terms and conditions of such awards are determined at the sole discretion of our board of directors or a committee designated by the Board to administer the plan. Previously unissued shares of our common stock are provided to a participant upon a participant’s exercise of vested options. Of the 1,000,000 shares authorized, 1,000,000 are available for future grants as of September 30, 2008.

     Pursuant to certain offers of employment, our Board of Directors granted stock options to purchase an aggregate of 90,000 and 30,900 shares of common stock on March 26 and May 8, 2008, respectively.

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

     In accordance with SFAS 123(R), we recognized non-cash share-based compensation expenses as follows:

Year ended September 30, 2008
Share-Based Compensation Expense
Restricted Stock	$266,694
Stock Options	13,649

Share-Based Compensation Expense	$280,343

     We calculate the fair value of stock options using the Black-Scholes option-pricing model. In determining the expected term, we separate groups of employees that have historically exhibited similar behavior with regard to option exercises and post-vesting cancellations. The option-pricing model requires the input of subjective assumptions, such as those listed below. The volatility rates are based on historical stock prices of similarly situated companies and expectations of the future volatility of our common stock. The expected life of options granted are based on historical data, which, as of September 30, 2008 is a partial option life cycle, adjusted for the remaining option life cycle by assuming ratable exercise of any unexercised vested options over the remaining term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The total expense to be recorded in future periods will depend on several variables, including the number of share-based awards.

     The fair values of options granted were estimated on the date of grant using the following assumptions:

Grant Date	Weighted Average Expected Volatility	Expected Life (Years)	Expected Dividend Yield	Risk-Free Interest Rate
3/26/2008	66.34%	6.50	0.00%	2.55%
5/8/2008	66.34%	6.50	0.00%	2.99%

     The following table details the fair values of options issued:

Date Earned	Quantity Issued	Expected Life (days)	Strike Price	Volatility	Dividend Yield	Risk-Free Interest Rate	Value per Option	Share Based Compensation Expense
3/26/2008	90,000	2,373	$1.20	66.34%	0%	2.55%	$0.72	$64,980
5/8/2008	30,900	2,373	$1.00	66.34%	0%	2.99%	$0.64	$19,776

     Shares granted vest 33% annually as of the anniversary of the grant through 2011 and carry a ten year contractual term. As of September 30, 2008, there was approximately $71,100 in non-cash share-based compensation cost related to non-vested awards not yet recognized in our consolidated statements of operations. This cost is expected to be recognized over the remaining vesting period of 3 years. For the year ended September 30, 2008, options to purchase 30,000 shares of common stock were forfeited and no options were exercised.

Restricted Stock

     Prior to adoption of the 2008 Incentive Plan, on December 5, 2007, the Company granted restricted stock to a named executive officer of the Company as described in Note 14.

Beacon Solutions 401(k) Plan

     During the three months ended December 31, 2007, we established a retirement benefits plan, referred to as the Beacon Solutions 401(k) Plan, intended to meet the requirements of section 401(k) of the Internal Revenue Code of 1986. Under the Beacon Solutions 401(k) Plan, employees may contribute up to the maximum allowable under federal law, and the Company will match up to 100% of the first 1% contributed by the employee and up to 50% of the next 5% contributed by the employee, in cash subject to a vesting schedule based on years of service. All employees are eligible to enroll on date of hire. Employees are automatically enrolled at 3% employer contribution but can change their election at any time.

     Total contributions under the Beacon Solutions 401(k) Plan, recorded as salaries and benefits expense, totaled approximately $71,156 for the year ended September 30, 2008.

NOTE 17 – SUBSEQUENT EVENTS

Completion of Common Stock and Warrant Offering

     On July 25, 2008, we engaged a registered broker-dealer (the “Placement Agent”) in a private placement (the “July Common Offering”) of up to 3,750,000 units (the “Common Units”), for an aggregate purchase price of $3,000,000, with each Common Unit comprised of (i) one share of Common Stock, and (ii) a five year warrant to purchase one-half share of Common Stock (each, a “Common Offering Warrant”).

     The July Common Offering expired on October 24, 2008. Subsequent to September 30, 2008, we sold 367,099 Common Units to accredited investors for net proceeds of $246,670 (gross proceeds of $293,679 less offering costs of $47,009). Offering costs included fees paid to the placement agent of $38,178, a fee for the successful completion of the placement of $8,810 paid to a related party and $20 in legal and related fees in addition to warrants to purchase 238,615 shares of our common stock at $1.00 per share with a 5 year term. We used the proceeds of the Common Offering to provide working capital.

Sale of Common Stock and Warrants

     On November 12, 2008, we engaged the Placement Agent in a private placement (the “November Common Offering”) of up to 3,750,000 Common Units for an aggregate purchase price of $3,000,000 On the same terms as the July Common Offering. In the event that the November Common Offering is oversubscribed, we may sell and issue up to an additional 562,500 Common Units.

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

     To date, we have sold 775,000 Common Units to accredited investors for an aggregate purchase price of $620,000. The Company has used the proceeds of the November Common Offering to provide working capital. The Placement Agent has earned cumulative cash commissions of $62,000 and warrants to purchase an aggregate of 116,251 shares of Common Stock.

Contractual Dividends

     On October 1, 2008, additional contractual dividends related to our Series A, A-1 and B Preferred Stock became due and payable in the aggregate amount of $144,000.

Grant of Stock Options

     On October 7, 2008, our Board granted options to purchase 25,000 shares of our common stock at a strike price of $1.24 per share, the closing price on the day of grant. On January 9, 2009, our Board granted options to purchase 285,000 shares of our common stock at a strike price of $0.80 per share, the closing price on the day of grant. On January 9, 2009, our Board granted options to purchase 285,000 shares of our common stock at $0.80 per share, the closing price on the day of grant.

Note Payable

     On January 7, 2009, we entered into a note payable with a principal amount of $200,000 payable on or before December 31, 2009, bearing interest at 12% per annum with one of our directors.

Equity Financing Arrangement

     On January 9, 2009, we entered into an equity financing arrangement with one of our directors that provided up to $2.2 million of additional funding, the terms of which provide for compensation of a one time grant of warrants to purchase 100,000 shares of common stock at $1.00 per share and ongoing grants of warrants to purchase 33,333 shares of common stock at $1.00 per share each month that the financing arrangement is in effect. The warrants have a five year term. The commitment will be reduced on a dollar for dollar basis as we raise additional equity capital in private offerings, described above, and terminating upon completion of equity financing of $2.2 million, upon mutual agreement or on January 1, 2010.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A(T). Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated and communicated to our executive officers to allow timely decisions regarding required disclosure. As of September 30, 2008, our Chief Executive Officer, who acts in the capacity of principal executive officer and our Chief Accounting Officer who acts in the capacity of principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2008, based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Management’s Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.

     Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

     Based on this evaluation, management has concluded that our internal control over financial reporting was ineffective as of September 30, 2008.

     Beacon is the successor to Suncrest Global Energy Corp.’s obligation to provide management’s report on internal controls in accordance with Section 404a of the Sarbanes-Oxley Act of 2002. We were a privately owned company with no operations when we merged with Suncrest Global Energy Corp. on December 20, 2007 in a transaction that was accounted for as a reverse merger and recapitalization. We simultaneously completed the acquisition of four privately owned businesses that are not subject to the 404a assessment. Notwithstanding the timing and structure of these transactions, the acquired business, which comprised 100% of our revenues, were integrated into our business and were therefore included in management’s assessment of internal control over financial reporting.

     This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report.

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

     As of December 31, 2007, we had identified certain matters that constituted material weaknesses in our internal controls over financial reporting. Pursuant to the closing of the Phase I Acquisitions on December 20, 2007, we acquired four businesses with distinctly separate internal control structures. These internal control structures have been combined and streamlined to correct certain existing material weaknesses including lack of segregation of duties, inadequate internal accounting information systems and limited qualified accounting staff. As of September 30, 2008, we were also still experiencing problems recording our inventory as a result of having to combine data from the legacy systems of acquired businesses. Accordingly our systems and personnel were insufficient to support the complexity of our financial reporting requirements. Since December 31, 2007, we have taken certain steps to correct these material weaknesses that include consolidating our accounting functions on a single unified Accounting Information Technology Solution and undertaking a coordinated accounting and operating policy documentation process to fully implement controls and procedures. During this process, our compensatory controls include having our Chief Financial Officer and Chief Executive Officer perform detailed reviews of our accounts and financial statement disclosures to ensure the accuracy and completeness of our financial reports. Although we believe that these steps have enabled us to improve our internal controls and our ability to correct material weaknesses, additional time is still required to fully document our systems, implement control procedures and test their operating effectiveness.

     We believe that our internal controls risks are partially mitigated by the fact that our Chief Executive Officer and Chief Accounting Officer review and approve substantially all of our major transactions and we have, when needed, hired outside experts to assist us with implementing complex accounting principles. We believe that our weaknesses in internal control over financial reporting and our disclosure controls relate primarily to the fact that we are an emerging business with limited personnel. Our Chief Accounting Officer was our only employee with SEC reporting experience at the time of the close of the Phase I Acquisitions. We have employed an additional Certified Public Accountant as our Director of Financial Reporting who has limited SEC reporting experience. In addition, we have implemented disclosure controls and an internal control framework including software assisted compliance controls as of the date of this Annual Report on Form 10-K.

     This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

     Except as discussed above, there were no changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that could have materially affected or is likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information

     None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors of Beacon Enterprise Solutions Group, Inc.

Information concerning each of our directors and executive officers as of September 30, 2008, is as follows:

Name	Age	Title
Bruce Widener	47	Director, Chairman, Chief Executive Officer
Robert H. Clarkson	67	Director
J. Sherman Henderson III	65	Director
John D. Rhodes III	54	Director
Richard C. Mills	52	President
Kenneth Kerr	45	Chief Operating Officer
Robert Mohr	42	Chief Accounting Officer, Secretary, Treasurer

     Bruce Widener, Director, Chairman and Chief Executive Officer. Mr. Widener possesses over 19 years of industry experience. Prior to developing and forming Beacon, Mr. Widener served as Chief Operating Officer of US Wireless Online, a provider of wireless internet access and related applications during 2006. From 2004 to 2006 Mr. Widener served as Senior Vice President of Corporate Development of UniDial Communications / Lightyear Network Solutions. Mr. Widener was an independent contractor with PTEK in 2002 and became Senior Vice President of Indirect Channel Sales in 2003 through 2004.

     Robert H. “Bobby” Clarkson, Director. Mr. Clarkson established Robert H. Clarkson Insurance Agency, LLC and Robert H. Clarkson Financial Services Inc. in 1964. Since that time, the agency has continued to grow and is licensed to conduct business in all 50 states. Working with clients such as the Independent Pilot’s Association and McDonald’s, the agency serves national and international corporations.

     J. Sherman “Sherm” Henderson III, Director. Mr. Henderson has more than 35 years of business experience, including company ownership, sales, marketing and management. He has served as president and CEO of Lightyear Network Solutions, LLC since its inception in 2003. Lightyear Network Solutions, LLC is the successor to Lightyear Communications, Inc. following its reorganization in April 2004 under Chapter 11 of the U.S. Bankruptcy Code. Mr. Henderson served as President and CEO of Lightyear Communications, Inc. since its formation in 1993. In 2004, he was voted chairman of COMPTEL, the leading communications trade association, made up of more than 300 member companies. Mr. Henderson is a graduate of Florida State University, with a B.A. degree in Business Administration.

     John D. Rhodes, III, M.D., Director. Dr. Rhodes practiced as a physician and has been Board Certified in Internal Medicine and Cardiovascular Diseases serving as Chief Fellow in Cardiology at the University of Louisville School of Medicine from 1984-1985 and was elected a Fellow of the American College of Cardiology. Dr. Rhodes retired from his private practice in 2005. In his retirement, Dr. Rhodes has been an active investor in the telecom, restaurant and real estate industries. Dr. Rhodes was a founding investor in Texas Roadhouse and served as a member of its advisory board until its initial public offering in 2004.

     Richard C. Mills, President. Mr. Mills possesses over 26 years of industry experience. Prior to joining Beacon, he joined publicly traded Pomeroy Computer Resources, Inc. in 1993 and served as Chief Operating Officer and a member of the Board of Directors from 1995 until 1999. Mr. Mills previously served as CEO of Cyberswap, Inc. where he grew sales from $2 million per month to over $10 million per month in less than one year. He was a founder of Strategic Communications LLC.

     Kenneth E. Kerr, RCDD, Chief Operating Officer. Mr. Kerr has over 25 years of industry experience. Prior to joining Beacon, he was the President and a co-founder of CETCON from 1996 to 2007. Mr. Kerr is a BICSI certified RCDD and holds a BSEE from The Ohio State University.

     Robert R. Mohr, CPA, Chief Accounting Officer. Prior to joining Beacon, Mr. Mohr served as Director of Financial Reporting of Triple Crown Media, Inc. (NASDAQ: TCMI), a $130 million sports marketing, association management and newspaper concern, where he was in charge of SEC compliance, financial reporting and analysis from 2005 to 2007. From 2002 to 2005 Mr. Mohr was Chief Financial Officer of Culinary Standards Corp. Over the past 18 years Mr. Mohr has served in senior financial roles in both public and private companies in varying stages of development including start-ups, mergers and acquisitions, restructurings, leveraged buy-outs and turnarounds. Pursuant to financial roles, Mr. Mohr has also served as the leader of human resources, information technology, distribution and customer service.

Audit Committee

     Our board of directors has an Audit Committee, the purpose of which is to review and evaluate the results and scope of the audit and other services provided by our independent registered public accounting firm, as well as our accounting principles and system of internal accounting controls, and to review and approve any transactions between us and our directors, officers or significant shareholders. In fulfilling its responsibility, the Audit Committee pre-approves, subject to stockholder ratification, the selection of our independent registered public accounting firm. The Audit Committee also reviews our consolidated financial statements and the adequacy of our internal controls. The Audit Committee meets at least quarterly with our management and our independent registered public accounting firm to review and discuss the results of audits or reviews of our consolidated financial statements, the evaluation of our internal audit controls, and the overall quality of our financial reporting and our critical accounting policies. The Audit Committee meets separately, at least quarterly, with the independent registered public accounting firm. In addition, the Audit Committee oversees our existing procedures for the receipt, retention and handling of complaints related to auditing, accounting and internal control issues, including the confidential, anonymous submission by employees of concerns on questionable accounting and auditing matters. The board of directors has determined that all members of the Audit Committee, comprised of John D. Rhodes III and J. Sherman Henderson III, are independent in accordance with Nasdaq Marketplace Rules and regulations established by the Securities and Exchange Commission, or SEC Regulations, governing audit committee member independence.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the directors, executive officers, and persons who own more than 10 percent of a registered class of a company’s equity securities to file with the SEC initial reports of ownership (Form 3) and reports of changes in ownership (Forms 4 and 50 of such class of equity securities. Such officers, directors, and greater than 10 percent shareholders of a company are required by SEC Regulations to furnish us with copies of all such Section 16(a) reports that they file.

     To our knowledge, with the exception of the following, based solely on our review of the copies of such reports furnished to us during the year ended September 30, 2008, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10 percent beneficial owners were met. Due to miscommunication, although all disclosures were appropriately reflected within Current Reports on Form 8-K and Quarterly Reports on Form 10-Q, submission of several Forms 4 for Robert H. Clarkson, J. Sherman Henderson III and John D. Rhodes III, were filed on December 30, 2008. Disclosure controls have been implemented to mitigate this error in miscommunication.

Code of Ethics

     Pursuant to Section 406 of the Sarbanes-Oxley Act of 2002, we have adopted a Code of Ethics for all employees including the Chief Executive Officer and Principal Financial Officer. The Code of Ethics is posted on our website, www.askbeacon.com, (under the caption Investor Relations -> Management) and is included as Exhibit XX to this annual report on Form 10-K. We intend to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Code of Ethics for the Chief Executive Officer and Principal Financial Officer by posting such information on our website. We undertake to provide to any person a copy of this Code of Ethics upon request to our Corporate Secretary at our principal executive’s offices.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

     In this section, we will give an overview and analysis of our compensation program and policies, the material compensation decisions we have made under those programs and policies, and the material factors that we considered in making those decisions. Later in this Part III under the heading “Additional Information Regarding Executive Compensation,” you will find tables containing specific information about the compensation earned by, and equity awards granted to, the following individuals, whom we refer to as our “named executive officers”:

  Bruce Widener, Chairman, Chief Executive Officer and Director

  Richard C. Mills, President

  Kenneth Kerr, Chief Operating Officer

  Robert Mohr, Chief Financial Officer, Treasurer and Secretary

     The discussion below is intended to help you understand the detailed information provided in those tables and put that information into context within our overall compensation program.

Overview of Compensation Philosophy

     The goal of our compensation program for our named executive officers is the same as our goal for operating Beacon – to create long-term value for our stockholders. Toward this goal, we have designed and implemented our compensation programs for our named executive officers to reward them for sustained financial and operating performance and leadership excellence, to align their interests with those of our stockholders and to encourage them to remain with us for long and productive careers. Most of our compensation elements simultaneously fulfill one or more of our performance, alignment and retention objectives, as described below. These elements consist of salary, annual bonus and share-based incentive compensation. In deciding on the type and amount of compensation for each named executive, we focus on both current pay and the opportunity for future compensation. We combine the compensation elements for each named executive in a manner we believe optimizes the executive’s contribution to us.

Overview of Compensation Objectives

Performance.

     The amount of compensation for each named executive officer reflects his superior management experience, continued high performance and exceptional career of service to us. Key elements of compensation that depend upon the named executive officer’s performance include:

  Base salary, which provides fixed compensation based on competitive market practice and in accordance with the terms of the executive’s employment agreement.

  Bonus, which is discretionary and payable in cash or equity incentives based on an assessment of each executives’ performance against pre-determined quantitative and qualitative measures within the context of our overall performance.

  Equity incentive compensation in the form of stock options and/or restricted stock subject to vesting schedules that require continued service with us.

  Our matching contributions to our named executive officers who participate in our 401(k) plan.

  Other benefits.

     Base salary and bonus are designed to reward annual achievements and be commensurate with the executive’s scope of responsibilities, demonstrated leadership abilities, and management experience and effectiveness. Share-based compensation is focused on motivating and challenging the executive to achieve superior, longer-term, sustained results.

Alignment.

     We seek to align the interests of our named executive officers with those of our stockholders, and provide them with an opportunity to acquire a proprietary interest in us, by evaluating executive performance on the basis of key financial measurements, which we believe closely correlate to long-term stockholder value, including revenue, operating profit and cash flow from operating activities. Key elements of compensation that align the interests of the named executives with stockholders include equity incentive compensation, which links a significant portion of compensation to stockholder value because the total value of those awards corresponds to stock price appreciation that correlates strongly with meeting company performance goals.

Retention.

     Due to extensive management experience, our senior executives are often presented with other professional opportunities, including ones at potentially higher compensation levels. We attempt to retain our executives by using continued service as a determinant of total pay opportunity. Key elements of compensation that require continued service to receive any, or maximum, payout include the vesting terms in our equity-based compensation programs, including stock option and restricted stock awards.

Implementing Our Objectives

Determining Appropriate Pay Levels.

     We compete with many other companies for experienced and talented executives. As such, market information regarding pay practices at peer companies (as provided in the public reports filed by such companies with the SEC) is reviewed and considered in assessing the reasonableness of compensation and ensuring that compensation levels remain competitive in the marketplace.

     We rely upon our judgment in making compensation decisions, after reviewing our performance and carefully evaluating an executive’s performance during the year against established goals, leadership qualities, operational performance, business responsibilities, such individual’s career with us, current compensation arrangements and long-term potential to enhance stockholder value. Specific factors affecting compensation decisions for our named executive officers include:

  Key financial measurements such as revenue, operating profit and cash flow from operating activities.

  Strategic objectives such as acquisitions, dispositions or joint ventures.

  Promoting commercial excellence by launching new or continuously improving services, and attracting and retaining customers.

  Achieving specific operational goals for us including improved productivity, simplification and risk management.

  Achieving excellence in their organizational structure and among their employees.

     We generally do not adhere to rigid formulas or necessarily react to short-term changes in business performance in determining the amount and mix of compensation elements. Although we consider competitive market compensation paid by other companies, we do not attempt to maintain a certain target percentile within a peer group or otherwise rely on those data to determine executive compensation. We incorporate flexibility into our compensation programs and in the assessment process to respond to and adjust for the evolving business environment.

Allocation of Compensation

     There is no pre-established policy or target for the allocation of compensation, other than the employment agreements as previously referenced. We strive to achieve an appropriate mix between equity incentive awards and cash payments in order to meet our objectives. Any apportionment goal is not applied rigidly and does not control our compensation decisions; we use it as another tool to assess an executive’s total pay opportunities and whether we have provided the appropriate incentives to accomplish our compensation objectives. Our mix of compensation elements is designed to reward recent results and motivate long-term performance through a combination of cash and equity incentive awards. We believe the most important indicator of whether our compensation objectives are being met is our ability to motivate our named executive officers to deliver superior performance and retain them on a cost-effective basis.

Timing of Compensation

     As discussed elsewhere, compensation (including salary base adjustments, stock options and restrictive stock awards, incentive plan eligibility, incentive plan goal specifications and incentive plan payments, for our named executive officers) are typically reviewed annually.

Minimum Stock Ownership Requirements

     We do not have any minimum stock ownership guidelines. All of our named executive officers, however, currently beneficially own either one, or a combination, of shares of common stock, shares of our restricted stock, or stock options to purchase our common stock.

Role of Compensation Committee.

     The Compensation Committee of our Board has primary responsibility for assisting the Board in developing and evaluating potential candidates for executive positions, including the CEO, and for overseeing the development of executive succession plans. As part of this responsibility, the Compensation Committee oversees the design, development and implementation of the compensation program for the CEO and the other named executive officers. The Compensation Committee evaluates the performance of the CEO and determines CEO compensation in light of the goals and objectives of the compensation program.

Role of Executive Officers in Determining Compensation

     The CEO and the Compensation Committee together assess the performance of the other named executives and determine their compensation, based on initial recommendations from the CEO. Our CEO assists the Compensation Committee in reaching compensation decisions with respect to the named executives other than the CEO. The other named executives do not play a role in their own compensation determination, other than discussing individual performance objectives with the CEO. Our CEO is not involved with any aspect of determining his own compensation. The Compensation Committee makes all compensation decisions for our CEO. Although our CEO assists the Compensation Committee in reaching compensation decisions with respect to the other named executive officers, the Compensation Committee has final discretionary authority to approve compensation of all named executive officers, including our CEO.

Role of Compensation Consultant.

     The Compensation Committee did not use the services of a compensation consultant to establish the compensation program for named executive officers for fiscal year 2008. In the future, the Compensation Committee may engage or seek the advice of compensation consultants to provide insight on compensation trends along with general views on specific compensation programs.

Equity Grant Practices.

     The exercise price of each stock option awarded to our named executive officers, as non-qualified stock options or under our long-term incentive plan, is equal to the closing price of our stock on the date of grant. The Compensation Committee has no pre-set schedule as to when, or if, such grants shall occur.

Annual Compensation Objectives

Base Salary.

     Base salaries for our named executive officers depend on the scope of their responsibilities, their performance, and the period over which they have performed those responsibilities. Decisions regarding salary increases take into account the executive’s current salary and the amounts paid to the executive’s peers within and outside Beacon. Base salaries are reviewed periodically, but are not automatically increased if the Compensation Committee believes that other elements of compensation are more appropriate in light of our stated objectives. This strategy is consistent with our primary intent of offering compensation that is contingent on the achievement of performance objectives.

     Beacon entered into employment agreements with three of its key executives with no specific expiration dates that provide for aggregate annual compensation of $480,000 and up to $120,000 of severance payments for termination without cause. We discuss the terms and conditions of these agreements elsewhere in this Part III under “Additional Information Regarding Executive Compensation—Employment Agreements.”

Bonus.

     Each September, the CEO reviews with the Compensation Committee our estimated full-year financial results against the financial, strategic and operational goals established for the year, and our financial performance in prior periods. Based on that review, the Compensation Committee determines on a preliminary basis whether each named executive officer has achieved the objectives upon which the bonus is evaluated. After reviewing the final full-year results, the Compensation Committee approves total bonuses to be awarded. Bonuses will be approved subject to the results of our year-end financial audit and paid shortly thereafter.

     The Compensation Committee, with input from the CEO with respect to the other named executive officers, uses discretion in determining the current year’s bonus for each named executive officer. It evaluates our overall performance, the performance of the business unit or function that the named executive officer leads and an assessment of each executive officer’s performance against expectations, which is reviewed at the end of the year. The bonuses also reflect (and are proportionate to) the consistently increasing and sustained annual financial results of Beacon. We believe that the annual bonus rewards the executives who drive these results and incentivizes them to sustain this performance.

     Whether or not a bonus is in fact earned by an executive is based on both an objective analysis (predetermined operating profit targets based on budgeted operating revenues) and a subjective analysis (based on the individual’s contribution to us or the business unit), The financial objective for each named executive officer for fiscal year 2008 is discussed below. In making the subjective determinations, the Compensation Committee does not base its determination on any single performance factor nor does it assign relative weights to factors, but considers a mix of factors, including evaluations of superiors, and evaluates an individual’s performance against such mix in absolute terms in relation to our other executives.

     The salaries paid and the annual bonuses awarded to the named executive officers for fiscal year 2008 are discussed below and disclosed in the Summary Compensation Table.

Equity Awards

     Our equity incentive compensation program is designed to recognize scope of responsibilities, reward demonstrated performance and leadership, motivate future superior performance, align the interests of the executive with our stockholders and retain the executives through the vesting period established for the awards. All of our officers and key employees (including our named executive officers) and our directors are eligible for grants of stock options and other stock-based awards (including restricted stock). We consider the grant size and the appropriate combination of stock options, common stock and restricted stock when making award decisions. Equity incentive compensation granted for fiscal 2008 is discussed below and disclosed in the Summary Compensation Table. Existing ownership levels are not a factor in award determination, as we do not want to discourage executives from holding our stock.

     We have expensed stock option grants under SFAS 123R, Share-Based Payment (SFAS 123R) since December 20, 2007, and adopted SFAS 123R beginning at that time. When determining the appropriate combination of stock options and restricted stock, our goal is to weigh the cost of these grants with their potential benefits as a compensation tool. We believe that providing combined grants of stock options and restricted stock effectively balances our objective of focusing the named executive officers on delivering long-term value to our stockholders, with our objective of providing value to the executives with the equity awards. Stock options only have value to the extent the price of our stock on the date of exercise exceeds the exercise price on the grant date, and thus are an effective compensation element only if the stock price grows over the term of the award. In this sense, stock options are a motivational tool. Unlike stock options, restricted stock offers executives the opportunity to receive shares of our stock on the date the restricted stock vests. In this regard, restricted stock serves both to reward and retain executives, as the value of the restricted stock is linked to the price of our stock on the date the restricted stock vests.

401(k) Plan

     We have a 401(k) Savings Plan qualified under Section 401(k) of the Internal Revenue Code, as amended, which is available to all our employees on date of hire. Employees may contribute their salary up to the statutory to the plan through voluntary salary deferred payments. We matched 100% of the first 1% and 50% of the next 5% of each employee’s contribution up to 6% of the employee’s salary until November 9, 2008 at which time the Board of Directors voted to revise the matching contribution to a performance based, profit sharing match.

     Eligible named executive officers participated in the 401(k) Plan in fiscal year 2008 and received matching contribution from us under the 401(k) Plan for the year ended September 30, 2008 as follows:

Named Executive Officer	Matching Contributions for the Twelve Months Ended September 30, 2008
Bruce Widener	$4,274
Richard C. Mills	$3,433
Kenneth Kerr	$3,433
Robert Mohr	$3,607

Other Compensation.

     We provide our named executive officers with medical, dental and vision insurance coverage that are consistent with those provided to our other employees. In addition, we provide certain perquisites, which are described in the Summary Compensation Table, to our named executive officers, as a component of their total compensation.

Compensation for Named Executive Officers in Fiscal 2008

     Strength of company performance. The specific compensation decisions made for each of the named executive officers for the year ended September 30, 2008 reflect our performance against key financial and operational measurements. A more detailed analysis of our financial and operational performance is contained in the Management’s Discussion & Analysis contained elsewhere in this Annual Report on Form 10-K. Revenue and earnings before interest, taxes, depreciation and amortization (EBITDA) for the year ended September 30, 2008 fell below expectations. However, we achieved several of our key priorities in combining and integrating the four acquisitions and transitioning to a publicly traded company.

CEO Compensation. In determining Mr. Widener’s compensation for the year ended September 30, 2008, the Compensation Committee considered his performance against financial, strategic and operational goals for this year as follows:

Financial Objectives

Revenue and EBITDA for fell short of our projections for the year ended September 30, 2008.

Strategic and Operational Goals

Execute Phase I Acquisitions	Mr. Widener successfully executed the Phase I Acquisition plan and reverse merger to create Beacon as a public company.

Integrate Phase I Acquisitions	We successfully integrated the four companies into a single business providing the comprehensive services contemplated under the original plan.

Retain Excellent Team	Mr. Widener continued to attract and retain a strong management expertise at all levels of the organization.

     Mr. Widener’s salary for fiscal 2008 was $190,378 which included retro pay for the successful conclusion of the Phase I Acquisitions.

Other Named Executive Officers’ Compensation. In determining the compensation of Messrs. Mills, Kerr and Mohr for the year ended September 30, 2008, the Compensation Committee compared their achievements against the performance objectives established for each of them at the beginning of the year and discussed with each individual at the beginning of the year by the CEO. The Compensation Committee evaluated our overall performance and the contributions of each of the other named executive officers to that performance, as well as the performance of the departments that each individual leads when relevant. Each of the other named executive officers has an employment agreement which defines their base salaries. Mr. Mohr earned a bonus for the year for timely delivery of reports to the Securities and Exchange Commission. Based on our shortfall from our planned revenue and EBITDA, the base salaries will remain as in Fiscal 2008 for Fiscal 2009 but will be evaluated based on achieving specific goals for the fiscal year 2009.

COMPENSATION COMMITTEE REPORT

     The Compensation Committee of the Board of Directors has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K. Based on the review and discussion referred to above, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

     The Compensation Committee

     J. Sherman Henderson III

     John D. Rhodes III

ADDITIONAL INFORMATION REGARDING EXECUTIVE COMPENSATION

     The following table sets forth a summary of the compensation of our named executive officers for the year ended September 30, 2008.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($) (1)		Stock Awards ($) (2)	Option Awards ($) (3)		Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Nonquali- fied Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)		Total ($)

(A)	(B)	(C)		(D)		(E)	(F)		(G)	(H)	(I)		(J)

Bruce Widener	2008	190,378	(4)								11,912	(5)	202,290
Chairman, Chief Executive	2007	33,750	(6)								2,580	(7)	36,330
Officer and Director
Richard C. Mills	2008	110,494	(8)			266,694 (9)					10,578	(10)	387,766
President	2007		(11)
Kenneth Kerr	2008	109,615	(12)								10,306	(13)	119,921
Chief Operating Officer	2007		(14)
Robert Mohr	2008	126,923	(15)	5,000	(16)		7,358	(17)			2,743	(18)	142,024
Chief Accounting Officer,	2007		(19)
Treasurer and Secretary

(1)	For purposes of this Summary Compensation Table, the cash incentive awards to the named executive officers, which are discussed in further detail under the heading “Compensation Discussion and Analysis – Compensation for Named Executive Officers for Fiscal Year 2008,” have been characterized as “Non-Equity Incentive Plan Compensation” under column (G).
(2)	The amounts in Column (E) represent the proportionate amount of the total fair value of restricted stock recognized by us as an expense in fiscal year 2008 for financial accounting purposes, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. The fair values of these awards and the amounts expensed in fiscal year 2008 were determined in accordance with FAS 123R. The wards for which expense is shown in column (E) include awards described in the Grants of Plan-Based Awards table included elsewhere in this section. The assumptions used in determining the grant date fair values of these awards are set forth in Note 16 to our consolidated financial statements included elsewhere in this annual report on Form 10-K.
(3)	The amounts in column (F) represent the proportionate amount of the total fair value of stock options recognized by us as an expense in fiscal year 2008 for financial accounting purposes, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. The fair value of these awards and the amounts expensed in fiscal year 2008 were determined in accordance with FAS 123R. The awards for which expense is shown in column (F) include the awards described in the Grants of Plan-Based Awards table included elsewhere in this section. The assumptions used in determining the grant date fair values of these awards are set forth in Note 16 to our consolidated financial statements included elsewhere in this annual report on Form 10-K.
(4)	Amount includes $180,000 annual salary under the terms of Mr. Widener’s employment agreement and amounts agreed upon with Founders prior to execution of the employment agreement.
(5)	Amount paid for medical, dental and vision insurance.
(6)	Amount agreed upon with Founders.
(7)	Amount paid for medical, dental and vision insurance.
(8)	Amount includes $150,000 annual salary under the terms of Mr. Mills’ employment agreement for partial year since execution of the employment agreement.
(9)	Amount relates to restricted stock grant which is discussed in further detail in Note 16 to our consolidated financial statements included elsewhere in this annual report on Form 10-K.
(10)	Amount paid for medical, dental and vision insurance.
(11)	Mr. Mills was not an employee of Beacon prior to fiscal year 2008.
(12)	Amount includes $150,000 annual salary under the terms of Mr. Kerr’s employment agreement for partial year since execution of the employment agreement.
(13)	Amount paid for medical, dental and vision insurance.
(14)	Mr. Kerr was not an employee of Beacon prior to fiscal year 2008.
(15)	Amount includes $150,000 annual salary under the terms of Mr. Mohr’s employment agreement for partial year since execution of the employment agreement.
(16)	Amount represents a bonus for timely filing of documents with the Securities Exchange Commission.
(17)	Amount represents non-cash compensation expense recognized for financial accounting purposes determined in accordance with FAS 123R.
(18)	Amount paid for medical, dental and vision insurance.
(19)	Mr. Mohr was not an employee of Beacon prior to fiscal year 2008

Employment Agreements

     Beacon has entered into employment agreement with each of Bruce Widener, Richard C. Mills, Robert Mohr and Kenneth E. Kerr, each effective as of December 20, 2007. Each executive officer has agreed not to compete with us within the United States during the term of his employment and for a period of one year following his termination of employment, nor to solicit our employees for a period of two years following the termination of his employment.

     Pursuant to the terms of Mr. Widener’s Employment Agreement, Mr. Widener will serve as the Chief Executive Officer and will be entitled to receive, among other things: (1) an annual base salary of $180,000, and (2) such annual performance bonuses as may be approved by the Compensation Committee of the Board of Directors.

     Pursuant to the terms of Mr. Mills’s Employment Agreement, Mr. Mills will serve as the President and will be entitled to receive, among other things: (1) an annual base salary of $150,000, and (2) such annual performance bonuses as may be approved by the Compensation Committee of the Board of Directors.

     Pursuant to the terms of Mr. Mohr’s Employment Agreement, Mr. Mohr will serve as the Chief Accounting Officer and will be entitled to receive, among other things: (1) an annual base salary of $150,000, and (2) such annual performance bonuses as may be approved by the Compensation Committee of the Board of Directors.

     Pursuant to the terms of Mr. Kerr’s Employment Agreement, Mr. Kerr will serve as the Chief Operating Officer and will be entitled to receive, among other things: (1) an annual base salary of $150,000, and (2) such annual performance bonuses as may be approved by the Compensation Committee of the Board of Directors.

If any of Mr. Widener, Mr. Mills, Mr. Mohr or Mr. Kerr is terminated for reasons other than for “cause,” then he will be entitled severance equal to the greater of (i) three months’ salary, or (ii) the amount of salary to be paid from the date of termination until December 20, 2008.

Grants of Awards

Grants of Awards
Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock Or Units (#)	All Other Option Awards: Number of Securities Under- lying Options (1)	Exercise or Base Price of Option Awards ($/Sh) (2)	Grant Date Fair Value of Stock and Option Awards ($) (3)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)

(A)	(B)	(C)	(D)	(E)	(F)	(G)	(H)	(I)	(J)	(K)	(L)

Richard C. Mills	12/20/2007							782,250 (4)			$663,863
Robert Mohr	3/26/2008								60,000	$1.20	$ 43,200

     On December 20, 2007, Mr. Mills was granted 782,250 shares of Beacon restricted stock of which 150,000 shares vested immediately and 632,250 shares vest in equal amounts annually on each of December 21, 2008, 2009, and 2010. The full grant date fair value of this restricted stock award under SFAS 123R is $666,874. On March 26, 2008, Mr. Mohr was granted options to purchase 60,000 shares of our common stock with a strike price of $1.20, the closing price on the date of grant. The fair value of the options on the date of grant of this options grant under SFAS 123R was $43,320. There were no other equity or share-based awards granted during the year ended September 30, 2008 to the named executive officers.

Outstanding Equity Awards at Fiscal Year-End

     The following table details the equity incentive awards outstanding as of September 30, 2008. For additional information about the option awards, see “Equity Awards” and “Compensation for Named Executive Officers in Fiscal Year 2008” under “Compensation Discussion and Analysis.”

Outstanding Equity Awards at Fiscal Year-End
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Unearned Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

(A)	(B)	(C)	(D)	(E)	(F)	(G)	(H)	(I)	(J)

Richard C. Mills						632,250	663,863
Robert Mohr		60,000		$1.20	3/26/2018

Options Exercises and Stock Vested

     The following table provides information on stock awards vested for the year ended September 30, 2008. Pursuant to a grant of 782,250 shares of restricted stock to Mr. Mills, awarded on December 20, 2007, 150,000 shares vested on that date when the stock was valued at $0.85 per share.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

(A)	(B)	(C)	(D)	(E)

Richard C. Mills			150,000	$127,500

Potential Payments Upon Termination or Change in Control

     The following table summarizes the value of the termination payments and benefits Mr. Widener, Mills, Kerr, and Mohr would receive if they had terminated employment on September 30, 2008 under the circumstances shown pursuant to the terms of the employment agreements we have entered into with him. For further description of the employment agreement governing these payments, see “Employment Agreements.” Other than the employment agreements with our named executives, there is no formal policy with respect to payments to named executive officers upon a termination of such officer or change in control of the Company. In addition, the employment agreements with our named executives do not provide for any payments upon a change in control. The tables exclude (i) amounts accrued through September 30, 2008 that would be paid in the normal course of continued employment, such as accrued but unpaid salary and earned annual bonus for fiscal year 2008 and reimbursed business expenses and (ii) vested account balances under our 401(k) Plan that is generally available to all of our employees.

Bruce Widener

Benefit	Retirement ($)		Death ($)		Disability ($)		Termination by Company without Cause or Executive with Good Reason ($)		Termination following or prior to a Change in Control ($)

Cash Severance	-		$ 45,000	(1)	$45,000	(1)	$45,000	(1)	-	(2)
Acceleration of
Restricted Stock	-		-		-		-		-	(2)
Acceleration of
Stock Options	-		-		-		-		-	(2)
Health & Welfare
Benefits	-	(3)	-	(3)	3,121	(3)	3,121	(3)	-	(2)

(1)	Excluding accrued, but unpaid, base salary, annual bonus, accrued vacation, 401(k) payments and unreimbursed business expenses.

(2)	Executive is not entitled to any specific payments upon a change in control, other than such payment that Executive would otherwise be entitled to if termination upon a change in control is by reason of death or disability or by the Company without Cause or the Executive for Good Reason, as provided in the related columns.

(3)	Executive is entitled to continued participation in our group health plan, assuming he makes a timely election of continuation coverage under COBRA, at the Company’s expense.

Richard Mills

Benefit	Retirement ($)		Death ($)		Disability ($)		Termination by Company without Cause or Executive with Good Reason ($)		Termination following or prior to a Change in Control ($)

Cash Severance	-		$ 37,500	(1)	$37,500	(1)	$ 37,500	(1)	-	(2)
Acceleration of
Restricted Stock	-		-		-		445,124	(3)	-	(2)
Acceleration of
Stock Options	-		-		-		-		-	(2)
Health & Welfare
Benefits	-	(4)	-	(4)	3,001	(4)	3,001	(4)	-	(2)

(1)	Excluding accrued, but unpaid, base salary, annual bonus, accrued vacation, 401(k) payments and unreimbursed business expenses.

(2)	Executive is not entitled to any specific payments upon a change in control, other than such payment that Executive would otherwise be entitled to if termination upon a change in control is by reason of death or disability or by the Company without Cause or the Executive for Good Reason, as provided in the related columns.

(3)	Upon termination by the Company for Cause or the Executive for Good Reason, restricted stock vests as described in Note 14 to the consolidated financial statements.

(4)	Executive is entitled to continued participation in our group health plan, assuming he makes a timely election of continuation coverage under COBRA, at the Company’s expense.

Ken Kerr

Benefit	Retirement ($)		Death ($)		Disability ($)		Termination by Company without Cause or Executive with Good Reason ($)		Termination following or prior to a Change in Control ($)

Cash Severance	-		$37,500	(1)	$37,500	(1)	$37,500	(1)	-	(2)
Acceleration of
Restricted Stock	-		-		-		-		-	(2)
Acceleration of
Stock Options	-		-		-		-		-	(2)
Health & Welfare
Benefits	-	(3)	-	(3)	3,000	(3)	3,000	(3)	-	(2)

(1)	Excluding accrued, but unpaid, base salary, annual bonus, accrued vacation, 401(k) payments and unreimbursed business expenses.

(2)	Executive is not entitled to any specific payments upon a change in control, other than such payment that Executive would otherwise be entitled to if termination upon a change in control is by reason of death or disability or by the Company without Cause or the Executive for Good Reason, as provided in the related columns.

(3)	Executive is entitled to continued participation in our group health plan, assuming he makes a timely election of continuation coverage under COBRA, at the Company’s expense.

Robert Mohr

Benefit	Retirement ($)		Death ($)		Disability ($)		Termination by Company without Cause or Executive with Good Reason ($)		Termination following or prior to a Change in Control ($)

Cash Severance	-		$37,500	(1)	$37,500	(1)	$37,500	(1)	-	(2)
Acceleration of
Restricted Stock	-		-		-		-		-	(2)
Acceleration of
Stock Options	-		-		-		-		-	(2)
Health & Welfare
Benefits	-	(3)	-	(3)	977	(3)	977	(3)	-	(2)

(1)	Excluding accrued, but unpaid, base salary, annual bonus, accrued vacation, 401(k) payments and unreimbursed business expenses.

(2)	Executive is not entitled to any specific payments upon a change in control, other than such payment that Executive would otherwise be entitled to if termination upon a change in control is by reason of death or disability or by the Company without Cause or the Executive for Good Reason, as provided in the related columns.

(3)	Executive is entitled to continued participation in our group health plan, assuming he makes a timely election of continuation coverage under COBRA, at the Company’s expense.

DIRECTOR COMPENSATION

Compensation for Non-Management Directors. Our directors have agreed to serve on our board of directors based on their existing equity position in Beacon. John D. Rhodes III was issued 300,000 Warrants to purchase Beacon common stock in exchange for his service on the board by unanimous vote in a Board Meeting on March 26, 2008. We currently have no policy for director compensation. The Compensation Committee has taken this under advisement and there has been discussion of future director compensation but no formal policy has yet to be set in place.

     The following table provides summary information of compensation of directors for the year ended September 30, 2008.

Director Compensation

Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Options Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

(A)	(B)	(C)	(D)	(E)	(F)	(G)	(H)

John D. Rhodes III		219,000					219,000

(1)	On March 26, 2008, Mr. Rhodes was granted 300,000 Warrants to purchase shares of our common stock with a strike price of $1.00. The fair value of the options on the date of grant of this options grant under SFAS 123R was $219,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding the ownership of our common stock as of November 30, 2008 by (i) any person who is known to us to be the beneficial owner of more than five percent of our common stock, (ii) all directors, (iii) all executive officers named in the Summary Compensation Table herein and (iv) all directors and executive officers as a group. Warrants and options to acquire our common stock included in the amounts listed below are currently exercisable or will be exercisable within 60 days after November 30, 2008, and are deemed outstanding for computing the ownership percentage of the stockholder holding such warrants and/or options, but are not deemed outstanding for computing the ownership percentage of any other stockholder.

Name	Beneficial Ownership	% of Class
Bruce Widener	2,580,000	9.0%
J. Sherman Henderson III (1)	1,904,167	6.7%
John D. Rhodes III (2)	1,884,108	6.6%
Robert H. Clarkson (3)	1,124,166	3.9%
Richard C. Mills (4)	1,577,250	5.5%
Kenneth E. Kerr (5)	471,429	1.7%
Robert R. Mohr	-	0.0%
CETCON, Incorporated	900,000	3.2%
Directors and Named Executives
Officers (as a group)	9,541,120	33.4%

(1)	Includes 30,000 shares held by LANJK, LLC (a limited liability company wholly owned by Mr. Henderson) as well as the 416,666 shares into which the Exchanged Bridge Note held by SHEND LLC (a limited liability company wholly owned by Mr. Henderson) is convertible, 432,500 shares for which Exchanged Bridge Warrants held by SHEND LLC are exercisable within 60 days of the date hereof and 25,000 Warrants issued in exchange for an equity financing arrangement.

(2)	Includes the 166,666 shares into which the Exchange Bridge Note held by Dr. Rhodes is convertible, 173,000 shares for which the Exchanged Bridge Warrants held by Dr. Rhodes are exercisable within 60 days of the date hereof, 300,000 warrants to purchase shares in exchange for his representation on the Board of Directors, 444,444 shares into which the Series B Preferred Stock is convertible, 200,000 Warrants issued pursuant to the Series B Preferred Stock purchase, and 299,998 warrants issued in exchange for an equity financing arrangement.

(3)	Includes the 416,666 shares into which the Exchanged Bridge Note held by ROBT LLC (a limited liability company wholly owned by Mr. Clarkson) is convertible, 432,500 shares for which the Exchanged Bridge Warrants held by ROBT LLC are exercisable within 60 days of the date hereof and 25,000 Warrants issued in exchange for an equity financing arrangement.

(4)	632,250 of the shares of Beacon Common Stock are subject to a three-year vesting provision, where such shares will vest in three equal installments on December 20, 2008, 2009 and 2010. In addition, Mr. Mills and his wife are the beneficial owners of 795,000 shares of Beacon Common Stock, of which 200,000 have been placed in escrow under the terms of the asset purchase agreement between Beacon and Strategic.

(5)	Mr. Kerr, as the 50% stockholder of CETCON, is the beneficial owner of 471,429 shares of Beacon Common Stock, of which 225,000 have been placed in escrow under the terms of the asset purchase agreement between Beacon and CETCON.

Item 13. Certain Relationships and Related Transactions, and Director Independence

     Please refer to Note 12 of the consolidated financial statements for detailed information on related party transactions.

     After considering all applicable regulatory requirements and assessing the materiality of each director’s relationship with us, our Board of Directors has affirmatively determined that all of our directors are independent in accordance with NASDAQ rules and regulations established by the SEC, except Mr. Widener due to his status as an executive officer. Consequently, our Board of Directors has determined that three of our four directors are independent in accordance with NASDAQ rules and regulations.

Item 14. Principal Accountant Fees and Services

     On December 20, 2007, we dismissed Chisholm, Bierwolf & Nilson LLP as the independent registered public accounting firm. Chisholm, Bierwolf & Nilson LLP had been previously engaged as the principal accountant to audit our financial statements.

     Beacon engaged Marcum & Kliegman LLP as our new independent registered public accounting firm, effective as of December 20, 2007, to audit the financial statements for the fiscal year ended September 30, 2007, and to perform procedures related to the financial statements included in the current reports on Form 8-K and quarterly reports on Form 10-QSB.

     The decision to dismiss Chisholm, Bierwolf & Nilson LLP and engage Marcum & Kliegman LLP was approved by the Board of Directors after the consummation of the Share Exchange with respect to the Beacon Common Shares on December 20, 2007.

     During the two most recent fiscal years and the subsequent interim period through December 20, 2007, the date of dismissal, there were no disagreements with, or adverse opinions or disclaimers of opinions from, Chisholm, Bierwolf & Nilson LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Chisholm, Bierwolf &Nilson LLP, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports. There were no items described in Item 304(a)(1)(iv)(B) of Regulation S-B to disclose during the two most recent fiscal years and the subsequent interim period through December 20, 2007, the date of dismissal.

     Beacon made the contents of this Form 8-K available to Chisholm, Bierwolf & Nilson LLP and requested it to furnish a letter to the SEC as to whether Chisholm, Bierwolf & Nilson LLP agrees or disagrees with, or wishes to clarify the expression of its views set forth herein. A copy of Chisholm, Bierwolf & Nilson LLP’s letter to the SEC is included as Exhibit 16.1 to the current report on Form 8-K filed on December 28, 2008 and is incorporated here by reference.

     Other than in connection with the engagement of Marcum & Kliegman LLP by us, during our most recent fiscal year and the subsequent interim period prior to December 20, 2007, we did not consult Marcum & Kliegman LLP regarding either: (i) the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on its financial statements, or (ii) any matter that was either the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-B or the related instructions thereto or a “reportable event” as described in Item 304(a)(1)(v) of Regulation S-B or any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

     Marcum & Kliegman LLP audited our consolidated financial statements for the period June 6, 2007 (date of inception) to September 30, 2007 and for the year ended September 30, 2008.

Fees

     The following table presents fees for professional services rendered by Marcum & Kliegman LLP for the audit of our annual financial statements for the period June 6, 2007 (date of inception) to September 30, 2007 and for the year ended September 30, 2008:

	From June 6, 2007 (Date of Inception) to September 30, 2007	For the year ended September 30, 2008
Audit fees	$-	$146,700
Audit related fees	-	-
Tax fees	-	-
Other fees	-	-

	$-	$146,700

     In accordance with its written charter, the Audit Committee reviews and discusses with Marcum & Kliegman LLP, on a periodic basis, any disclosed relationships or services that may impact the objectivity and independence of the independent registered accounting firm and pre-approves all audit and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit No.

2.1

Securities Exchange Agreement dated December 20, 2007 by and between the Company and Beacon Enterprise Solutions Group, Inc., an Indiana corporation (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated December 28, 2007).

3.1*	Articles of Incorporation, as amended, of the Company.

3.2	Certificate of Designation of the Series B Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q dated August 19, 2008).

3.3	Restated Bylaws (Incorporated by reference to Exhibit 3.2 of Form 10-KSB dated October 15, 2003).

4.1*	Form of warrant to purchase common stock granted in connection with August 19, 2008 financing arrangement between the Company and one of its directors.

4.2*	Registration Rights Agreement dated November 12, 2008 by and between the Company and the placement agent for the November 2008 offering of Common Stock.

4.3*	Form of warrant to purchase common stock granted in connection with November 2008 offering of Common Stock.

4.4

Form of convertible promissory notes and warrants granted in connection with the 2007 convertible debt financing (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated December 28, 2007).

4.5*	Form of warrant to purchase common stock granted in connection with the offering of Series A and Series A-1 Preferred Stock, as amended and recirculated July 30, 2008.

4.6

Form of warrant to purchase common stock granted to the placement agent retained in connection with the offering of Series A and Series A-1 Preferred Stock (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated December 28, 2007).

4.7

Form of warrant to purchase common stock granted to affiliates of placement agent retained in connection with the offering of Series A and Series A-1 Preferred Stock (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated December 28, 2007).

4.8

Form of warrant to purchase common stock granted in connection with the offering of Series B Preferred Stock (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q dated August 19, 2008).

4.9

Form of warrant to purchase common stock granted in connection with the July 2008 offering of Common Stock (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q dated August 19, 2008).

4.10

Form of warrant to purchase common stock issued to J. Sherman Henderson and Robert A. Clarkson on July 10, 2008 (incorporated by reference to Exhibit 4.3 of the Company’s Quarterly Report on Form 10-Q dated August 19, 2008).

10.1*	Placement Agency Agreement dated July 25, 2008 by and between the Company and the Placement Agent.

10.2*	Letter Agreement dated July 25, 2008 by and between the Company and the Placement Agent.

10.3*	Letter agreement dated August 19, 2008 by and between the Company and one of its directors.

10.4*	Loan Agreement dated September 4, 2008 by and between the Company and First Savings Bank.

10.5

Asset Purchase Agreement, dated October 15, 2007, by and between Beacon and Advance Data Systems, Inc. (“ADSnetcurve”) (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K dated December 28, 2007).

10.6	Secured Promissory Note, dated December 20, 2007, issued by Beacon to ADSnetcurve (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K dated December 28, 2007).

10.7

Asset Purchase Agreement, dated October 15, 2007, by and between Beacon and CETCON, Incorporated (“CETCON”) (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K dated December 28, 2007).

10.11	Secured Promissory Note, dated December 20, 2007, issued by Beacon to CETCON (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K dated December 28, 2007).

10.12

Asset Purchase Agreement, dated October 15, 2007, by and between Beacon and Strategic Communications, LLC (“Strategic”) (incorporated by reference Exhibit 10.9 of to the Company’s Current Report on Form 8-K dated December 28, 2007).

10.13	Promissory Note, dated December 20, 2007, issued by Beacon to Strategic (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K dated December 28, 2007).

10.14

Asset Purchase Agreement, dated October 15, 2007, by and between Beacon and RFK Communications, LLC (“RFK”) (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K dated December 28, 2007).

10.15	Secured Promissory Note, dated December 20, 2007, issued by Beacon to RFK (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K dated December 28, 2007).

10.16

Agreement and Plan of Merger, dated October 15, 2007, by and among Beacon, BH Acquisition Sub, Inc., Bell Haun Systems, Inc. (“BHS”) and BHS shareholders (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K dated December 28, 2007).

10.17	Promissory Note, dated December 20, 2007, issued by Beacon to the BHS shareholders (incorporated by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K dated December 28, 2007).

10.18

Promissory Notes, dated December 20, 2007, issued by Beacon to Thomas O. Bell and Michael T. Haun (incorporated by reference to Exhibit 10.15 of the Company’s Current Report on Form 8-K dated December 28, 2007).

10.19

Registration Rights Agreement, dated December 20, 2007, between Beacon, the placement agent for the Preferred Stock offerings and certain investors (the “The Placement Agent Investor Group”) (incorporated by reference to Exhibit 10.16 of the Company’s Current Report on Form 8-K dated December 28, 2007).

10.20**	Employment Agreement, dated December 2007, between the Company and Bruce Widener (incorporated by reference to Exhibit 99.8 of the Company’s Quarterly Report on Form 10-Q dated February 19, 2008).

10.21**	Employment Agreement, dated December 2007, between the Company and Richard C. Mills (incorporated by reference to Exhibit 99.6 of the Company’s Quarterly Report on Form 10-Q dated February 19, 2008).

10.22**	Employment Agreement, dated December 2007, between the Company and Kenneth E. Kerr (incorporated by reference to Exhibit 99.4 of the Company’s Quarterly Report on Form 10-Q dated February 19, 2008).

10.23**	Employment Agreement, dated December 2007, between the Company and Robert R. Mohr (incorporated by reference to Exhibit 99.5 of the Company’s Quarterly Report on Form 10-Q dated February 19, 2008).

10.24	Documents related to the Integra Bank Credit Facility (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q dated May 15, 2008).

10.25

Registration Rights Agreement dated July 25, 2008 by and between the Company and the placement agent retained in the July 2008 offering of Common Stock (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q dated August 19, 2008).

14.1*	Code of Ethics

21*	Subsidiaries of the Registrant.

31.1*	Principal Executive Officer Certification.

31.2*	Principal Financial Officer Certification.

32.1*	Section 1350 Certification.

32.2*	Section 1350 Certification.

*	Denotes filed herein.

**	Denotes compensatory plan or management contract.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 13, 2009.

BEACON ENTERPRISE SOLUTIONS GROUP, INC.

By:	/s/ Bruce Widener

Bruce Widener
Chief Executive Officer and Chairman of the
Board of Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Bruce Widener	Chief Executive Officer and Chairman of	January 13, 2009
the Board (Principal Executive Officer)
Bruce Widener

/s/ Robert H. Clarkson	Director	January 13, 2009

Robert H. Clarkson

/s/ J. Sherman Henderson III	Director	January 13, 2009

J. Sherman Henderson III

/s/ Dr. John D. Rhodes III	Director	January 13, 2009

Dr. John D. Rhodes III

/s/ Robert Mohr	Chief Accounting Officer	January 13, 2009
(Principal Financial Officer)
Robert Mohr