Form 10-Q
period 2008-12-31
BEACON ENTERPRISE SOLUTIONS GROUP INC
filed 2009-02-23
CIK 1122063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _____________________

Commission File No.000-31355

BEACON ENTERPRISE SOLUTIONS GROUP, INC.
(Name of registrant in its charter)

Nevada	81-0438093
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1961 Bishop Lane, Louisville, KY 40218
(Address of principal executive offices)

502-657-3500
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
Yes [  ] No [X]

As of February 12, 2009, Beacon Enterprise Solutions Group, Inc. had a total of 14,151,017 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

(Do not check if a smaller reporting company)

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Beacon Enterprise Solutions Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet

	December 31, 2008	September 30, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$148,216	$127,373
Accounts receivable, net	1,387,032	1,505,162
Inventory, net	575,078	597,794
Prepaid expenses and other current assets	28,671	44,745

Total current assets	2,138,997	2,275,074
Property and equipment, net	284,694	310,703
Goodwill	2,791,648	2,791,648
Other intangible assets, net	3,687,469	3,802,717
Inventory, less current portion	160,610	160,610
Security deposits	6,050	15,639

Total assets	$9,069,468	$9,356,391

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Line of credit obligation	$320,000	$200,000
Current portion of long-term debt	558,114	495,595
Current portion of capital lease obligations	8,070	11,928
Accounts payable	1,502,319	1,225,509
Accrued expenses	789,724	1,105,078
Accrued dividends	345,506	220,354
Customer deposits	249,646	95,767
Deferred tax liability	45,472	45,472

Total current liabilities	3,818,851	3,399,703
Long-term debt, less current portion	1,102,025	1,316,477
Bridge notes (net of $104,910 and $128,840 of discounts, respectively)	595,090	571,160

Total liabilities	5,515,966	5,287,340

Stockholders' equity
Preferred Stock: $0.01 par value, 5,000,000 shares authorized, 5,200 and
5,200 shares outstanding, respectively, in the following classes:
Series A convertible preferred stock, $1,000 stated value, 4,500 shares authorized, 4,000 and 2,433.9 shares issued and outstanding, respectively,
(liquidation preference $5,368,630 and $5,243,630, respectively)	4,000,000	4,000,000
Series A-1 convertible preferred stock, $1,000 stated value, 1,000 shares authorized, 800 and 0 shares issued and outstanding, respectively,
(liquidation preference $1,056,813 and $1,031,813, respectively)	800,000	800,000
Series B convertible preferred stock, $1,000 stated value, 4,000 shares authorized, 400 and 0 shares issued and outstanding, respectively,
(liquidation preference $506,440 and $500,000, respectively)	400,000	400,000
Common stock, $0.001 par value 70,000,000 shares authorized,
13,235,120 and 12,093,021 shares issued and issued and
outstanding, respectively	13,235	12,093
Additional paid in capital	9,024,718	8,027,602
Accumulated deficit	(10,684,451)	(9,170,644)

Total stockholders' equity	3,553,502	4,069,051

Total liabilities and stockholders' equity	$9,069,468	$9,356,391

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beacon Enterprise Solutions Group, Inc. and Subsidiaries
Condensed Consolidated Statement of Operations
(Unaudited)

	For the three months ended December 31, 2008	For the three months ended December 31, 2007
Net sales	$1,801,208	$137,088
Cost of goods sold	663,875	10,620
Cost of services	652,745	24,212

Gross profit	484,588	102,256
Operating expense
Salaries and benefits	904,296	438,884
Selling, general and administrative	523,141	486,330
Depreciation Expense	37,041	-
Amorization of intangible assets	115,248	-

Total operating expense	1,579,726	925,214

Loss from operations	(1,095,138)	(822,958)
Other expenses
Interest expense	(213,337)	(27,995)
Interest income	167	-

Total other expenses	(213,170)	(27,995)

Net loss	(1,308,308)	(850,953)
Preferred Stock:
Contractual dividends	(125,152)	(7,335)
Deemed dividends related to beneficial conversion feature	(80,347)	(903,878)

Net loss available to common stockholders	$(1,513,807)	$(1,762,166)

Net loss per share to common stockholders - basic and diluted	$(0.12)	$(0.30)

Weighted average shares outstanding
basic and diluted	12,556,459	5,818,999

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beacon Enterprise Solutions Group, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

	Series A Convertible Preferred Stock		Series A-1 Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock
	Shares	$1,000 Stated Value	Shares	$1,000 Stated Value	Shares	$1,000 Stated Value	Shares	$0.001 Par Value
Balance at September 30, 2008	4,000	$4,000,000	800	$800,000	400	$400,000	12,093,021	$12,093
Vested portion of share based
payments to employee for services
Common Stock issued
in private placement							1,142,099	1,142
Private placement offering costs
Beneficial conversion feature -
deemed preferred stock dividend
Vested contingent bridge warrants
Warrants issued for equity financing
agreement
Series A Preferred Stock contractual
dividends
Series A-1 Preferred Stock contractual
dividends
Series B Preferred Stock contractual
dividends
Net loss

Balance at December 31, 2008 (unaudited)	4,000	$4,000,000	800	$800,000	400	$400,000	13,235,120	$13,235

	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at September 30, 2008	$8,027,602	$(9,170,644)	$4,069,051
Vested portion of share based payments
granted to employee for services	52,088		52,088
Common Stock issued
in private placement	912,537		913,679
Private placement offering costs	(186,862)		(186,862)
Beneficial conversion feature -
deemed preferred stock dividend	80,347	(80,347)	-
Vested contingent bridge warrants	56,840		56,840
Warrants issued for equity financing
agreement	82,166		82,166
Series A Preferred Stock contractual
dividends		(100,000)	(100,000)
Series A-1 Preferred Stock contractual
dividends		(20,000)	(20,000)
Series B Preferred Stock contractual
dividends		(5,152)	(5,152)
Net loss		(1,308,308)	(1,308,308)

Balance at December 31, 2008 (unaudited)	$9,024,718	$(10,684,451)	$3,553,502

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beacon Enterprise Solutions Group, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
(unaudited)

	For the Three Months Ended December 31, 2008	For the Three Months Ended December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,308,308)	$(850,953)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in reserve for obsolete inventory	15,711
Change in reserve for doubtful accounts	37,551
Depreciation and Amortization	152,289	21,924
Non-cash interest	162,936	6,839
Share based payments	52,088	132,372
Changes in operating assets and liabilities:
Accounts receivable	80,579	(9,321)
Inventory	7,005	315
Prepaid expenses and other current assets	16,074	(73,398)
Accounts payable	276,810	26,227
Customer deposits	153,879
Other assets	9,589	97,048
Accrued expenses	(315,354)	164,217

NET CASH USED IN OPERATING ACTIVITIES	(659,151)	(484,730)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(11,032)	(5,081)
Acquisition of businesses, net of acquired cash		(1,776,933)

NET CASH USED IN INVESTING ACTIVITIES	(11,032)	(1,782,014)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuances of bridge notes		422,000
Proceeds from sale of preferred stock, net of offering costs		2,433,900
Proceeds from sale of common stock, net of offering costs	726,817
Net proceeds under lines of credit	120,000
Payments of notes payable	(151,933)
Payments of capital lease obligations	(3,858)

NET CASH PROVIDED BY FINANCING ACTIVITIES	691,026	2,855,900

NET INCREASE IN CASH AND CASH EQUIVALENTS	20,843	589,156
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	127,373	62,211

CASH AND CASH EQUIVALENTS - END OF PERIOD	$148,216	$651,367

Supplemental disclosures
Cash paid for:
Interest	$35,889	$2,717

Income taxes	-	$-

Acquisition of businesses
Accounts receivable		$661,666
Inventory		689,695
Prepaid expenses and other current assets		52,824
Property and equipment		226,743
Goodwill		2,801,973
Customer relationships		3,704,074
Non-compete agreements		500,000
Tradenames		100,000
Security deposits		6,050
Line of credit		(250,000)
Accounts payable and accrued expenses		(872,868)
Customer deposits		(304,190)
Long-term debt assumed		(354,199)
Capital lease obligations		(25,490)
Less: common stock issued as purchase consideration		(2,741,250)
Less: acquisition notes issued to sellers of acquired businesses		(1,973,500)
Less: acquisition notes issued to sellers of acquired businesses		(444,595)

Cash used in acquisition of businesses (net of $148,283 of cash acquired)		$1,776,933

Accrued Offering Costs		$481,407

Bridge note warrants		$72,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEACON ENTERPRISE SOLUTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

     The condensed consolidated financial statements presented are those of Beacon Enterprise Solutions Group, Inc. (“Beacon” or the “Company”), which was originally formed in the State of Indiana on June 6, 2007 and combined with Suncrest Global Energy Corp. (“Suncrest”), a Nevada corporation, on December 20, 2007 in a share exchange transaction accounted for as a reverse merger and recapitalization of Beacon..

     The Company is a unified, single source information technology and telecommunications enterprise that provides professional services and sales of information technology and telecommunications products to commercial enterprises, state and local government agencies, and educational institutions.

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements as of December 31, 2008 and 2007, and for the three months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited consolidated financial statements. The unaudited condensed consolidated balance sheet as of December 31, 2008, condensed consolidated statements of operations for the three months ended December 31, 2008 and 2007, and the condensed consolidated statement of stockholders’ (deficit) equity and cash flows for the three months ended December 31, 2008 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which Beacon considers necessary for a fair presentation of the financial position, operating results and cash flows for the period presented. The results for the three months ended December 31, 2008 are not necessarily indicative of results to be expected for the year ending September 30, 2008 or for any future interim period. The accompanying condensed consolidated financial statements should be read in conjunction with Beacon’s consolidated financial statements and notes thereto included in Beacon’s Annual Report on Form 10-K, which was filed with the SEC on January 13, 2009.

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

     Professional Services Revenue – The Company generally bills its customers for professional telecommunications and data consulting services based on hours of time spent on any given assignment at its hourly billing rates. As it relates to delivery of these services, the Company recognizes revenue under these arrangements as the work is completed and the customer has indicated their acceptance of services by approving a work order milestone or completion order. For certain engagements, the Company enters into fixed bid contracts, and recognizes revenue as phases of the project are completed and accepted by the client. We generated approximately $667,000 and $0 of professional services revenue during the three months ended December 31, 2008 and 2007, respectively.

     Time and Materials Contracts – Revenues from time and materials contracts, which generally include product sales and installation services, are billed when services are completed based on fixed labor rates plus materials. A substantial majority of the Company’s services in this category are completed in short periods of time. The Company may, on occasion, enter into long-term contracts in which it would be appropriate to recognize revenue using long-term contract accounting such as the percentage of completion method. We generated revenues of approximately $1,101,000 and $138,000 from short-term time and materials contracts for the three months ended December 31, 2008 and 2007, respectively.

     Maintenance Contracts – The Company, as a representative of various original equipment manufacturers, sells extended maintenance contracts on equipment it sells and also acts as an authorized servicing agent with respect to these contracts. These contracts, which are sold as separate agreements from other products and services, are individually negotiated and are generally not bundled with other products and services. For maintenance contract sales, the Company applies the factors discussed in “EITF” 99-19 in determining whether to recognize product revenues on a gross or net basis. Maintenance contracts are typically manufacturer maintenance contracts that are sold to the customer on a reseller basis. Based on an analysis of the factors set forth in EITF 99-19, the Company has determined that it acts as an agent in these situations, and therefore recognizes revenues on a net basis. The Company’s share of revenue that it earns from originating these contracts is deferred and recognized over the life of the contract. Material and labor is charged for any service calls under these maintenance contracts on a time and materials basis which is charged to either the customer or manufacturer. We recognized approximately $33,000 and $0 of net maintenance revenue during both the three months ended December 31, 2008 and 2007, respectively.

     The Company accounts for sales taxes collected on behalf of government authorities using the net method. Pursuant to this method, sales taxes are included in the amounts receivable and a payable is recorded for the amounts due to the government agencies.

Use of Estimates

     The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. These estimates and assumptions include valuing equity securities and derivative financial instruments issued as purchase consideration in business combinations and/or in financing transactions and in share based payment arrangements, accounts receivable reserves, inventory reserves, deferred taxes and related valuation allowances, allocating the purchase price to the fair values of assets acquired and liabilities assumed in business combinations (including separately identifiable intangible assets and goodwill) and estimating the fair values of long lived assets to assess whether impairment charges may be necessary. As of December 31, 2008, our reserve for bad debt was approximately $88,000 and our reserve for obsolete inventory was approximately $51,000. As of December 31, 2008, management believes the reserve balances are sufficient. These reserves are included in accounts receivable, net and Inventory, net in the accompanying December 31, 2008 condensed consolidated balance sheet, respectively.

Goodwill and Intangible Assets

     Beacon accounts for goodwill and intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142). SFAS 142 requires that goodwill and other intangibles with indefinite lives should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

     Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. SFAS 142, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. We operate a single reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment.

     Our amortizable intangible assets include customer relationships and covenants not to compete. These costs are being amortized using the straight-line method over their estimated useful lives of 15 and 2 years, respectively.

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

     Management has considered the loss for the three months ended December 31, 2008 along with our projected cash flows and has concluded that an impairment test is not necessary at this time.

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

Net Loss Per Share

     Net loss per share is presented in accordance with SFAS No. 128 “Earnings Per Share." (“SFAS 128”) Under SFAS 128, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average shares of common stock outstanding for the period and excludes any potentially dilutive securities. Diluted earnings per share reflects the potential dilution that would occur upon the exercise or conversion of all dilutive securities into common stock. The computation of loss per share for the three months ended December 31, 2008 and 2007 exclude potentially dilutive securities because their inclusion would be anti-dilutive.

     Shares of common stock issuable upon conversion or exercise of potentially dilutive securities at December 31, 2008 are as follows:

			Total
	Stock	Common	Common
	Options and	Stock	Stock
	Warrants	Equivalents	Equivalents

Series A Convertible Preferred Stock	2,666,666	5,726,538	8,393,204
Series A-1 Convertible Preferred Stock	533,333	1,127,268	1,660,601
Series B Convertible Preferred Stock	200,000	451,313	651,313
Common Stock Offering Warrants	1,383,550		1,383,550
Placement Agent	1,663,066		1,663,066
Affiliate Warrants	600,000		600,000
Bridge Financings	1,211,000	1,166,666	2,377,666
Compensatory	300,000		300,000
Equity Financing Arrangements	399,998		399,998
Employee Stock Options	115,900		115,900

	9,073,513	8,471,785	17,545,298

     Subsequent to December 31, 2008, we issued warrants to purchase an aggregate of 218,750 shares of our common stock referred to as Common Stock Offering Warrants, warrants to purchase an aggregate of 65,625 shares of our common stock referred to as Placement Agent Warrants, warrants to purchase 133,333 shares of our common stock as compensation for an Equity Financing Arrangement, warrants to purchase 50,000 shares of our common stock pursuant to a debt financing arrangement, warrants to purchase 150,000 shares of our common stock pursuant to the sale of our Series B Preferred Stock, and options to purchase an aggregate of 285,000 shares of common stock to select employees. The Series B Preferred Stock is convertible into an aggregate of 333,333 shares of our common stock.

Recently Adopted Accounting Pronouncements

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a market based framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 did not have a material effect on the Company’s consolidated financial statements.

     On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). The guidance in SFAS 159 “allows” reporting entities to “choose” to measure many financial instruments and certain other items at fair value. The objective underlying the development of this literature is to improve financial reporting by providing reporting entities with the opportunity to reduce volatility in reported earnings that results from measuring related assets and liabilities differently without having to apply complex hedge accounting provisions, using the guidance in SFAS 133, as amended. The provisions of SFAS 159 are applicable to all reporting entities and are effective as of the beginning of the first fiscal year that begins subsequent to November 15, 2007. The adoption of SFAS 159 did not have a material effect on the Company’s condensed consolidated financial statements.

     In June 2007, the EITF reached a consensus on EITF Issue No. 06-11, “Accounting for Income Tax Benefits on Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 addresses share-based payment arrangements with dividend protection features that entitle employees to receive (a) dividends on equity-classified nonvested shares, (b) dividend equivalents on equity-classified nonvested share units, or (c) payments equal to the dividends paid on the underlying shares while an equity-classified share option is outstanding, when those dividends or dividend equivalents are charged to retained earnings under SFAS 123R and result in an income tax deduction for the employer. A realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings are paid to employees for equity-classified nonvested shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase in additional paid in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payments for fiscal years beginning after December 15, 2007. The adoption of this pronouncement did not have a material impact on the condensed consolidated financial statements.

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

Recent Accounting Pronouncements Requiring Adoption in Future Periods

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

     In December 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock". This issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which is the first part of the scope exception in paragraph 11(a) of Statement 133. This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are in the process of determining the impact EITF 07-5 will have on its consolidated financial statements.

     Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s condensed consolidated financial statements upon adoption.

NOTE 2 - LIQUIDITY, FINANCIAL CONDITION AND MANAGEMENT'S PLANS

     We incurred a net loss of approximately $1,308,000 and used approximately $659,000 of cash in our operating activities for the three months ended December 31, 2008. At December 31, 2008, our accumulated deficit amounted to approximately $10,684,000. We had cash of $148,216 and a working capital deficit of approximately $1,680,000 at December 31, 2008.

     Our loss for the three months ended December 31, 2008 includes the effect of a decrease in our overall gross profit margin to 27% during the three months ended December 31, 2008 from 45% for the year ended September 30, 2008. Our gross profit margins were negatively affected by a confluence of circumstances which principally include (i) a decrease of approximately $161,000 or 9% related to changes in our mix of revenues from higher margin service revenues to lower margin product sales, (ii) a decrease of approximately $97,000 or 5% related to a decrease in the utilization of our in-market professional services personnel and increase in the use of subcontractors, (iii) a decrease of approximately $40,000 or 2% attributable to competing for new business based on competitive pricing strategies and (v) the remainder attributable to general softness in the economy.

     We believe that the conditions compressing our gross profit margins during the three months ended December 31, 2008 are temporary and that our revenues during the remainder of our fiscal year ending September 30, 2009 will likely include a more balanced mix of products and services. In addition, we expect professional services margins to improve as utilization of professional services employees increases with sales volume and we also do not intend to compete for new business based solely on price. Although we believe that our gross profit margins will improve, there can be no assurance that current economic conditions beyond our control will not persist and cause us to further modify our business strategy beyond certain actions we have taken that are intended to be temporary.

     As widely reported, the financial markets have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in securities prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Among other risks we face, the current tightening of credit in financial markets may adversely affect our ability to obtain financing in the future, including, if necessary, to fund a strategic acquisition, and/or ability to refinance our debt as it comes due.

     On October 29, November 17 and November 19, 2008, Beacon and Midian Properties, LLC (“Midian”), entered into short term credit facilities in the amounts of $100,000, $120,000 and $70,000, respectively, the principal of which was due and payable to the holder within seven (7) days of issuance along with a 0.5% origination fee. Midian extended the due dates of the notes which we repaid through January 28, 2009.

     On November 12, 2008, Beacon engaged a registered broker-dealer in a private placement of Common Stock and Warrants to raise $3.0 million of equity financing. As of February 14, 2009 we have raised $970,000 pursuant to this offering.

     On January 7, 2009, we entered into a note payable with a principal amount of $200,000 payable on or before December 31, 2009, bearing interest at 12% per annum with one of our directors. The director concurrently authorized us to issue 300 shares of preferred stock in exchange for this note and an additional $100,000 note issued prior to December 31, 2008. We completed our administrative issuance of the Series B Preferred Stock on February 16, 2009, at which time we and the director agreed that we shall be permitted, but not required to redeem these shares at a 1% per month premium beginning 30 days from the date of their issuance at our discretion.

     On January 9, 2009, we entered into an equity financing arrangement with one of our directors that provided up to $2.2 million of additional funding, the terms of which provide for compensation of a one-time grant of warrants to purchase 100,000 shares of common stock at $1.00 per share and ongoing grants of warrants to purchase 33,333 shares of common stock at $1.00 per share each month that the financing arrangement is in effect. The warrants have a five year term. The commitment will be reduced on a dollar for dollar basis as we raise additional equity capital in private offerings, described above, and terminating upon completion of equity financing of $2.2 million, upon mutual agreement or on January 1, 2010. As of February 14, 2009, $1,850,000 was available under this financing arrangement.

     On January 22, 2009, Beacon entered into convertible notes payable with a group of private investors (the “Notes”) facilitated by a broker/dealer. Proceeds of the Notes were $500,000 in the aggregate of which the broker/dealer received a cash commission of $50,000 and a non-accountable expense reimbursement of $25,000. The net proceeds were used to pay off certain short term debts with the balance used as working capital. The Notes have a maturity date of July 21, 2009 and bear interest at a fixed annual rate of 12.5% due monthly. The Notes can be extended by Beacon to January 21, 2010 and, upon extension, will bear interest at a fixed annual rate of 15% from the original maturity date to the extended maturity date due monthly along with principal payments of 16.67% of the principal due monthly from the original maturity date through the extended maturity date until paid in full. The Notes can be prepaid at any time on or after March 21, 2009 in whole or in part upon 30 days prior written notice to the holders without penalty. The holder may convert the Notes into shares of Beacon Common Stock, par value $0.001, at the rate of $0.75 per share in minimum increments of $5,000. The holder received a five-year warrant to purchase one share of Beacon Common Stock at a purchase price of $1.00 per share per $10 of Note balance. The Notes contain certain provisions in the event of default that could result in acceleration of payment of the entire balance including accrued and unpaid interest. Acceleration of the Note in the event of default would also result in the interest rate increasing by 0.4166% per event.

     We believe that our currently available cash, the proceeds of our equity financing activities, the equity financing arrangement, further debt financing and refinancing, and funds we expect to generate from operations will enable us to effectively operate our business and pay our debt obligations as they become due within the next twelve months through January 1, 2010. However, we will require additional capital in order to execute our business plan. If we are unable to raise additional capital, we will be required to take various measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing our business development activities, suspending the pursuit of our business plan, and controlling overhead expenses. We cannot provide any assurance that we will raise additional capital. We have not secured any commitments for new financing at this time, nor can we provide any assurance that new financing will be available to us on acceptable terms, if at all.

NOTE 3 – BUSINESS COMBINATIONS

Phase I Acquisitions

     On December 20, 2007, Beacon acquired four operating companies (i) ADSnetcurve, (ii) Bell-Haun Systems, Inc., CETCON, Inc., and Strategic Communications, Inc.

     The aggregate purchase price paid by Beacon, inclusive of direct transaction expenses, in connection with the ADSnetcurve acquisition amounted to $1,647,548, including 700,000 shares of common stock valued at $.85 per share, $666,079 of cash, a $220,000 secured promissory note (“ADS Note”), and estimated direct transaction expenses of $172,345 net of $5,876 of cash acquired.

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

     The following table provides a breakdown of the purchase prices of each of the acquired businesses including the fair value of purchase consideration issued to the sellers of the acquired business and direct transaction expenses incurred by the Company in connection with consummating these transactions:

	ADSnetcurve	Bell-Haun Systems	CETCON	Strategic Communications	Total Consideration
Cash paid	$666,079	$155,048	$700,000	$220,500	$1,741,627
Direct acquisition costs	172,345	95,052	235,518	127,276	630,191
Net of cash acquired	(5,876)	-	(142,407)	-	(148,283)

Cash used in acquisitions	$832,548	$250,100	$793,111	$347,776	$2,223,535
Notes payable	220,000	119,000	600,000	904,500	1,843,500
Common stock issued	595,000	425,000	765,000	956,250	2,741,250

	$1,647,548	$794,100	$2,158,111	$2,208,526	$6,808,285

     Under the purchase method of accounting, the total purchase price was allocated to each of the acquired entities, net tangible and identifiable intangible assets based on their estimated fair values as of December 20, 2007. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill.

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

     Beginning December 21, 2007, the day immediately following the effective date of the transaction, the financial results of Strategic were consolidated with those of our business. The acquisition was accounted for under the purchase method of accounting.

     The unaudited financial information in the table below summarizes the combined results of operations of Beacon and ADSnetcurve, Bell-Haun, CETCON and Strategic, on a pro-forma basis, as if the companies had been combined as of the beginning of the period presented.

Three Months Ended December 31, 2007
(Unaudited)

Net sales	$1,780,356
Loss from operations	(739,894)
Net loss available to common stockholders	(1,079,876)
Net loss per share - basic and diluted	$(0.16)
Pro-forma weighted average shares outstanding	10,468,121

     The unaudited pro-forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions of these businesses had taken place at the beginning of the period presented.

NOTE 4 – CONDENSED CONSOLIDATED BALANCE SHEET

Accounts Receivable

     Accounts receivable consisted of the following:

	As of December 31, 2008	As of September 30, 2008
Accounts receivable	$1,474,583	$1,555,162
Less: Allowance for doubtful accounts	(87,551)	(50,000)

Accounts receivable, net	$1,387,032	$1,505,162

Inventory

     Inventory consisted of the following:

	As of December 31, 2008	As of September 30, 2008
Inventory (principally parts and system components)	$786,456	$793,462
Less: reserve for obsolete inventory	(50,768)	(35,058)
Less: current portion	(575,078)	(597,794)

Inventory, non-current	$160,610	$160,610

     Inventory includes parts and system components for phone systems that we use to fulfill repair, maintenance services and/or upgrade requirements. A portion of these items, which are stated at their net realizable value, are likely to be used after the next twelve months and are therefore presented as non-current inventory in the accompanying balance sheet. A portion of the inventory on hand at December 31, 2008 was acquired in the business combinations completed on December 20, 2007, which are stated at net realizable value using the purchase method of accounting.

Intangible Assets

     The following table is a summary of the intangible assets acquired in business combinations as described in Note 3 as of December 31, 2008:

	ADSnetcurve	Bell-Haun Systems	CETCON	Strategic Communications	Total Consideration
Goodwill	$524,396	$451,252	$994,007	$821,994	$2,791,649

	ADSnetcurve	Bell-Haun Systems	CETCON	Strategic Communications	Total Consideration
Customer relationships	862,027	843,760	927,887	1,240,400	3,874,074
Contracts not to compete	100,000	30,000	200,000	100,000	430,000

	962,027	873,760	1,127,887	1,340,400	4,304,074
Less: Accumulated amortization	(136,695)	(117,364)	(189,895)	(172,651)	(616,605)

Intangibles, net	825,332	756,396	937,992	1,167,749	3,687,469

     Amortization expense for the three months ended December 31, 2008 and 2007 was approximately $115,000 and $21,000, respectively.

Debt

     Below is a summary of the current and non-current debt outstanding:

	As of December 31, 2008	As of September 30, 2008
Lines of Credit and Short-Term Notes	$320,000	$200,000

Integra Bank	521,861	548,541
Acquistion notes (payable to the sellers
of the acquired businesses)
ADSnetcurve	136,444	156,617
Bell-Haun	119,000	119,000
CETCON	489,348	515,627
Strategic Secured Note	370,816	399,617
Strategic Escrow Note	22,670	72,670

	1,660,139	1,812,072
Less: current portion	(558,114)	(495,595)

Non-current portion	$1,102,025	$1,316,477

Bridge notes (non-current)	$595,090	$571,160

Lines of Credit and Short-Term Notes

     On December 29, 2008, Beacon and First Savings Bank refinanced a short term line of credit that had matured and was converted into a demand note in the amount of $100,000. The Note is due in two payments of $50,000 each on January 15, 2009 and February 15, 2009 and bears interest at a rate of 5.00% per annum.

     Interest expense on short term debt and lines of credit amounted to approximately $4,000 and $13,000 of which we paid approximately $3,000 and $12,000 for the three months ended December 31, 2008 and 2007, respectively.

Term Debt

     During the three months ended December 31, 2008 and 2007, Beacon paid approximately $152,000 and $0 in principal payments on our term debt. We recorded interest expense of approximately $37,500 and $5,500 for our term loans and paid approximately $30,000 and $0 for the three months ended December 31, 2008 and 2007, respectively.

Bridge Notes

     During the three months ended December 31, 2008, the Bridge noteholders agreed not to demand repayment of the notes prior to June 30, 2010. Accordingly, the notes are included in non-current liabilities in the accompanying balance sheet at December 31, 2008.

     We recorded contractual interest expense of approximately $6,900 and $9,000 of which $5,000 and $0 was paid for the three months ended December 31, 2008 and 2007, respectively. Further, we recorded aggregate accretion of the discount on these notes which relates to warrants and the beneficial conversion feature of the notes of approximately $7,900 and $6,800 for the three months ended December 31, 2008 and 2007. The unamortized discount relating to the beneficial conversion feature amounts to $104,910 as of December 31, 2008.

     The Bridge Notes contained a provision to earn additional warrants to purchase Beacon common stock during the term the noteholder refrained from demanding repayment until the maturity of the notes. As the noteholders have agreed unconditionally not to demand payment of the notes before June 30, 2010 and that date is after the original maturity of the Bridge Notes, these warrants are deemed to have been fully earned as of December 31, 2008. For the three months ended December 31, 2008 we recorded non-cash interest expense of $56,840 for warrants earned in connection with the Bridge Notes as follows:

		Expected Life (days)
Vesting Date	Quantity Vested		Strike Price	Fair Value of Common Stock	Volatility Rate	Dividend Yield	Risk-Free Interest Rate	Value per Warrant	Charge to Interest Expense
10/15/2008	14,000	1,582	$1.00	$1.20	66.34%	0%	2.90%	$0.70	$9,800.00
11/15/2008	14,000	1,551	$1.00	$0.85	66.34%	0%	2.33%	$0.42	$5,880.00
11/20/2008	196,000	1,546	$1.00	$0.55	66.34%	0%	1.94%	$0.21	$41,160.00

     Under a marketing agreement with a company owned by the wife of Beacon’s president, we provide procurement and installation services as a subcontractor. We earned revenue of approximately $364,000 and $0 for procurement and installation services provided under this marketing agreement for the three months ended December 31, 2008 and 2007, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

     The Company has obtained insurance through an agency owned by one of its founding stockholders/directors. Insurance expense paid through the agency for the three months ended December 31, 2008 and 2007 was approximately $49,000 and $6,800, respectively, and is partly deferred and partly included in selling, general and administrative expense in the accompanying condensed consolidated statement of operations.

     On May 15, 2008, subsequently amended on August 19, 2008, we entered into an equity financing arrangement with one of our directors that provided up to $3,000,000 of additional funding, the terms of which provided for issuance of warrants to purchase 33,333 shares of common stock at $1.00 per share per month for the period the financing arrangement is in effect. The warrants have a five-year term. The equity financing arrangement expired on December 31, 2008. Accordingly, we recognized $82,166 of interest expense for the three months ended December 31, 2008 based on the fair value of the warrants as they were earned. The fair values were calculated using the Black-Scholes option pricing model with the following assumptions:

Date Earned	Quantity Earned	Expected Life (days)	Strike Price	Fair Value of Common Stock	Volatility Rate	Dividend Yield	Risk-Free Interest Rate	Value per Warrant	Charge to Interest Expense
10/15/2008	33,333	1,825	$1.00	$1.20	66.34%	0%	2.90%	$0.74	$24,666
11/15/2008	33,333	1,825	$1.00	$0.85	66.34%	0%	2.33%	$0.45	$15,000
12/15/2008	33,333	1,825	$1.00	$1.52	66.34%	0%	1.50%	$0.99	$33,000
12/31/2008	16,667	1,825	$1.00	$1.01	66.34%	0%	1.55%	$0.57	$9,500

     Under a marketing agreement with a company owned by the wife of Beacon’s president, we provide procurement and installation services as a subcontractor. We earned revenue of approximately $364,000 and $0 for procurement and installation services provided under this marketing agreement for the three months ended December 31, 2008 and 2007, respectively.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

     The Company has entered into employment agreements with three of its key executives with no specific expiration dates that provide for aggregate annual compensation of $480,000 and up to $120,000 of severance payments for termination without cause. In addition, the Company entered into employment agreements with five key employees of certain of the acquired businesses upon its completion of the business combinations described in Note 3, two of which were terminated in January of 2009. Aggregate compensation under the three remaining agreements amounts to $380,000. The remaining agreements have no specified expiration date. These agreements also provide for aggregate severance payments of up to $126,000 for termination without cause.

Operating Leases

     The Company has entered into operating leases for office facilities in Louisville, KY, Columbus, OH and Cincinnati, OH. A summary of the minimum lease payments due on these operating leases exclusive of the Company’s share of operating expenses and other costs:

2009	$128,042
2010	123,423
2011	19,400

$270,865

Strategic Communications Tax Liability

     The assets acquired from Strategic Communications are encumbered by $313,000 of tax liens for delinquent sales and use, payroll and income taxes incurred by Strategic prior to the acquisition on December 20, 2007. As of December 31, 2008 the remaining outstanding balance of these liens amounted to approximately $43,000.

Placement Agent Warrants

     Pursuant to a consulting agreement with a placement agent, we committed to issue warrants to purchase 1.5 million shares of common stock at exercise prices ranging from $1.00 to $2.50 per share. As the business of the placement agent is in transition, we are uncertain as to the distribution of these warrants to the parties involved. No services have been provided to date by the placement agent. Accordingly, we have not issued the warrants as of December 31, 2008 and are uncertain whether any services will be provided to us under this agreement or as to the timing of the issuance of any warrants at this time.

NOTE 7– STOCKHOLDERS EQUITY

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

Preferred Stock

     Each share of Series A, Series A-1 and Series B preferred has voting rights equal to an equivalent number of common shares into which it is convertible. The holders of the Series A and Series A-1 are entitled to receive contractual cumulative dividends in preference to any dividend on the common stock at the rate of 10% per annum on the initial investment amount commencing on the date of issue. The holders of the Series B are entitled to receive contractual cumulative dividends in preference to any dividend on the common stock (but subject to the rights of the Series A and Series A-1) at the rate of 6% per annum on the initial investment amount commencing on the date of issue. Such dividends are payable on January 1, April 1, July 1 and October 1 of each year. Dividends accrued but unpaid with respect to this feature amounted to $294,904, $45,450, and $5,152 as of December 31, 2008 for the Series A, A-1, and B preferred, respectively, and are presented as an increase in net loss available to the common stockholders of $125,152 for the three months ended December 31, 2008. The Company has the option of paying the dividend in either common stock or cash.

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

     The Series A, A-1 and B Preferred Stock also contains a right of redemption in the event of liquidation or a change in control. The redemption feature provides for payment of 125% of the face value and 125% of any accrued unpaid dividends in the event of bankruptcy, change of control, or any actions to take the Company private. The amount of the redemption preference was $5,368,630, $1,056,813, and $506,440 for the Series A, A-1, and B preferred, respectively, as of December 31, 2008.

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

     As described in Note 1, the Company applies the classification and measurement principles enumerated in EITF Topic D-98 with respect to accounting for its issuances of the Series A, A-1, and B preferred stock. The Company is required, under Nevada law, to obtain the approval of its board of directors in order to effectuate a merger, consolidation or similar event resulting in a more than 50% change in control or a sale of all or substantially all of its assets. The board of directors is then required to submit proposals to enter into these types of transactions to its stockholders for their approval by majority vote. The preferred stockholders do not currently (i) control or have representation on the Company’s Board of Directors and/or (ii) have sufficient voting rights to control a redemption of these shares by either of these events. In addition the effectuation of any transaction or series of transactions resulting in a more than 50% change in control can be made only by the Company in its sole discretion. Based on these provisions, we classified the Series A, A-1, and B preferred shares as permanent equity in the accompanying condensed consolidated balance sheet because the liquidation events are deemed to be within the Company’s sole control in accordance with the provisions of EITF Topic D-98.

     We evaluate the Series A-1 convertible preferred stock at each reporting date for appropriate balance sheet classification.

Preferred Stock Dividend

     On October 7, 2008, the Company elected to pay the contractual dividends due the Series A, A-1, and B preferred stock holders in additional shares of the related preferred stock. The shares of preferred stock are convertible into 133,805 shares of common stock. The Company follows the guidelines of EITF 00-27 when accounting for pay-in-kind dividends that are settled in convertible securities with beneficial conversion features. Therefore, effective October 1, 2008, the Company recorded a $80,347 deemed dividend related to the conversion feature based on the difference between the effective conversion price of the conversion option of $0.75 per share and the fair value of the common stock of $1.24 per share on the date of election which is considered the commitment date.

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

     The July Common Offering expired on October 24, 2008. During the three months ended December 31, 2008, we sold 367,099 Common Units to accredited investors for net proceeds of $246,670 (gross proceeds of $293,679 less offering costs of $47,099). Offering costs included fees paid to the placement agent of $38,178, a fee for the successful completion of the placement of $8,810 paid to a consultant and $20 in legal and related fees in addition to warrants to purchase 238,615 shares of our common stock at $1.00 per share with a 5 year term. We used the proceeds of the Common Offering to provide working capital.

Sale of Common Stock and Warrants

     On November 12, 2008, we engaged the Placement Agent in a private placement (the “November Common Offering”) of up to 3,750,000 Common Units for an aggregate purchase price of $3,000,000, with each Common Unit comprised of (i) one share of Common Stock, and (ii) a five year warrant to purchase one-half share of Common Stock (each, an “Common Offering Warrant”) at a purchase price of $1.00 per share (collectively the “Common Offering”). In the event that the Common Offering is oversubscribed, we may sell and issue up to an additional 562,500 Common Units.

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

     During the three months ended December 31, 2008, we sold 775,000 Common Units to accredited investors for net proceeds of $480,147 (gross proceeds of $620,000 less offering costs of $139,853). Offering costs included fees paid to the placement agent of $80,730, a fee for the successful completion of the placement of $18,600 paid to a consultant and $40,523 in legal and related fees in addition to warrants to purchase 503,751 shares of our common stock at $1.00 per share with a 5 year term. We used the proceeds of the Common Offering to provide working capital.

NOTE 8 – INCOME TAXES

     As of September 30, 2008, we had incurred net operating losses since inception totaling $3,504,977 which expire in 2023 through 2028. After considering all available evidence, we fully reserved for our deferred tax assets since it is more likely than not that the benefits of such deferred tax assets will not be realized in future periods. The acquired net operating losses are subject to internal revenue code section 382 and similar state income tax regulations, which could result in limitations on the amount of such losses that could be recognized during any taxable year.

     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which we adopted effective June 6, 2007 (date of inception). FIN 48 requires companies to recognize in their financial statements the impact of a tax position if that position is more likely than not of being sustained on audit based on the technical merits of the position. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 provides guidance on derecognition, classification, interest, and penalties, accounting in interim periods, and disclosure. For the three months ended December 30, 2008 we had no material uncertain tax positions. Significant tax jurisdictions that we file income tax returns in include the Commonwealth of Kentucky and the state of Ohio. We record penalties and interest if it is more likely than not of being sustained on audit based on the technical merits of the position. We record penalties in selling, general and administrative expenses and interest as interest expense.

NOTE 9 – EMPLOYEE BENEFIT PLANS

Stock Options and Other Equity Compensation Plans

     In March 2008, our Board of Directors adopted the 2008 Long Term Incentive Plan, subject to shareholder approval, referred to as the 2008 Incentive Plan. We reserved 1,000,000 shares of our common stock under the 2008 Incentive Plan and for other compensatory equity grants for the issuance of stock options, restricted stock awards, stock appreciation rights and performance awards, pursuant to which certain options will be granted. The terms and conditions of such awards are determined at the sole discretion of our board of directors or a committee designated by the Board to administer the plan. Previously unissued shares of our common stock are provided to a participant upon a participant’s exercise of vested options. Of the 1,000,000 shares authorized, 1,000,000 are available for future grants as of December 31, 2008.

     On October 7, 2008, our Board of Directors authorized Beacon to grant stock options to purchase 25,000 shares of common stock.

     In accordance with SFAS 123(R), we recognized non-cash share-based compensation expenses as follows:

	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007
Non-Cash Share-Based Compensation Expense
Restricted Stock	$45,101	$132,372
Stock Options	6,987	-

Total Stock Compensation Expense	$52,088	$132,372

     We value stock options using the Black-Scholes option-pricing model. In determining the expected term, we separate groups of employees that have historically exhibited similar behavior with regard to option exercises and post-vesting cancellations. The option-pricing model requires the input of subjective assumptions, such as those listed below. The volatility rates are based on historical stock prices of similarly situated companies and expectations of the future volatility of the Company’s common stock. The expected life of options granted are based on historical data, which, as of December 31, 2008 is a partial option life cycle, adjusted for the remaining option life cycle by assuming ratable exercise of any unexercised vested options over the remaining term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The total expense to be recorded in future periods will depend on several variables, including the number of share-based awards.

     The fair values of options granted and outstanding were estimated on the date of grant using the following assumptions:

Date Earned	Quantity Issued	Expected Life (days)	Strike Price	Volatility	Dividend Yield	Risk-Free Interest Rate	Value per Option	Share Based Compensation Expense
3/26/2008	90,000	2,373	$1.20	66.34%	0%	2.55%	$0.72	$64,980
5/8/2008	30,900	2,373	$1.00	66.34%	0%	2.99%	$0.64	$19,776
10/7/2008	25,000	2,373	$1.24	66.34%	0%	2.45%	$0.79	$19,750

     Shares granted vest 33% annually as of the anniversary of the grant through 2011 and carry a ten year contractual term. As of December 31, 2008, there was approximately $7,000 in non-cash share-based compensation cost related to non-vested awards not yet recognized in our consolidated statements of operations. This cost is expected to be recognized over the weighted average remaining vesting period of 2.3 years. None of the stock options were vested at December 31, 2008. For the three months ended December 31, 2008, no shares were forfeited and no options were exercised.

Restricted Stock

     Prior to adoption of the 2008 Incentive Plan, on December 5, 2007, we issued 782,250 shares of restricted common stock with an aggregate fair value of $666,873 to our president in exchange for $156. Immediately upon the sale 150,000 shares vested with the remaining shares vesting in quantities of 210,750 shares on each of December 20, 2008, 2009 and 2010. We recognized $45,101 and $132,372 of share-based compensation expense during the three months ended December 31, 2008 and 2007, respectively, in connection with this grant. Unamortized compensation under this arrangement amounted to $354,923 as of December 31, 2008 and will be amortized over the remaining vesting period through December 20, 2010. The shares vest immediately upon our termination without cause or the Executive’s resignation if in response to certain defined actions taken by us adverse to Executive’s employment which constitute good reason as defined in the Executive’s employment agreement. In the event of termination for cause, or resignation without good reason, we have the right to repurchase any unvested shares for nominal consideration.

Beacon Solutions 401(k) Plan

     During the three months ended December 31, 2007, we established a retirement benefits plan, referred to as the Beacon Solutions 401(k) Plan, intended to meet the requirements of section 401(k) of the Internal Revenue Code of 1986. Under the Beacon Solutions 401(k) Plan, employees may contribute up to the maximum allowable under federal law, and we will match up to 100% of the first 1% contributed by the employee and up to 50% of the next 5% contributed by the employee, in cash subject to a vesting schedule based on years of service. As of November 30, 2008, we adopted a profit sharing match and terminated the automatic matching contribution. Our board of directors or the compensation committee will determine the match based on previously defined operating targets. All employees are eligible to enroll on date of hire. Employees are automatically enrolled at 3% employer contribution but can change their election at any time.

     Total contributions under the Beacon Solutions 401(k) Plan, recorded as salaries and benefits expense, totaled approximately $36,900 for the three months ended December 31, 2008. There were no matching contributions during the three months ended December 31, 2007.

NOTE 10 – SUBSEQUENT EVENTS

Sale of Common Stock and Warrants

     Subsequent to December 31, 2008, we sold and issued 437,500 Common Units to accredited investors for an aggregate purchase price of $350,000. The Company has used the proceeds of the Common Offering to provide working capital. The Placement Agent has earned cumulative cash commissions of $35,000 and warrants to purchase an aggregate of 65,625 shares of Common Stock.

Equity Financing Arrangement

     As of February 12, 2009, subsequent to the sales of common stock, the remaining commitment open on the Equity Financing Agreement with one of our directors was $1,850,000.

Contractual Dividends

     On January 1, 2009, additional contractual dividends related to our Series A, A-1, and B Preferred Stock became due and payable in the aggregate amount of $126,000.

Exchange of Notes for Series B Preferred Stock

     On January 7, 2009, we entered into a note payable with a principal amount of $200,000 payable on or before December 31, 2009, bearing interest at 12% per annum with one of our directors. The director concurrently authorized us to issue 300 shares of preferred stock in exchange for this note and an additional $100,000 note issued prior to December 31, 2008. We completed our administrative issuance of the Series B Preferred Stock on February 16, 2009, at which time we and the director agreed that we shall be permitted, but not required to redeem these shares at a 1% per month premium beginning 30 days from the date of their issuance at our discretion.

Grant of Stock Options

     On January 9, 2009, our Board granted options to purchase 285,000 shares of our common stock at $0.80 per share, the closing price on the day of grant, with a fair value of $0.50 on date of grant.

Notes Payable

     On January 22, 2009, Beacon entered into convertible notes payable with a group of private investors (the “Notes”) facilitated by a broker/dealer. Proceeds of the Notes were $500,000 in the aggregate of which the broker/dealer received a cash commission of $50,000 and a non-accountable expense reimbursement of $25,000. The net proceeds were used to pay off certain short term debts with the balance used as working capital. The Notes have a maturity date of July 21, 2009 and bear interest at a fixed annual rate of 12.5% due monthly. The Notes can be extended by Beacon to January 21, 2010 and, upon extension, will bear interest at a fixed annual rate of 15% from the original maturity date to the extended maturity date due monthly along with principal payments of 16.67% of the principal due monthly from the original maturity date through the extended maturity date until paid in full. The Notes can be prepaid at any time on or after March 21, 2009 in whole or in part upon 30 days prior written notice to the holders without penalty. The holder may convert the Notes into shares of Beacon Common Stock, par value $0.001, at the rate of $0.75 per share in minimum increments of $5,000. The holder received a five-year warrant to purchase one share of Beacon Common Stock at a purchase price of $1.00 per share per $10 of Note balance. The Notes contain certain provisions in the event of default that could result in acceleration of payment of the entire balance including accrued and unpaid interest. Acceleration of the Note in the event of default would also result in the interest rate increasing by 0.4166% per event. In addition, the noteholders were issued warrants to purchase an aggregate of 50,000 shares of our common stock in connection with the transaction.

Preferred Stock Conversion to Common Stock

     Subsequent to December 31, 2008, holders of our Preferred Stock converted 343.8 shares of Series A and A-1 Preferred Stock into 458,397 shares of our common stock.

Engagement of Investor Relations Firm

     On January 20, 2009, we engaged an investor relations firm to aid us in developing a marketing plan directed at informing the investing public as to our business and increasing our visibility to NASD registered broker/delers, the investing public and other institutional and fund managers. In exchange for providing such services, the firm will receive $10,000 per month for the duration of the agreement, 10,000 shares of our restricted common stock per month for the first six months and 15,000 shares of our restricted common stock per month for the remaining six months for an aggregate of 150,000 shares of restricted stock. Concurrent with executing the agreement, we paid $20,000 and issued 20,000 shares of restricted common stock representing the installments for first two months of the contract. The contract has a 12 month term and can be terminated upon 30 days notice.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

  general economic and business conditions;

  effects of competition in the markets in which the Company operates;

  liability and other claims asserted against the Company;

  ability to attract and retain qualified personnel;

  availability and terms of capital;

  loss of significant contracts or reduction in revenue associated with major customers;

  ability of customers to pay for services;

  business disruption due to natural disasters or terrorist acts;

  ability to successfully integrate the operations of acquired businesses and achieve expected synergies and operating efficiencies from the acquisitions, in each case within expected time-frames or at all;

  changes in, or failure to comply with, existing governmental regulations; and

  changes in estimates and judgments associated with critical accounting policies and estimates.

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

I3MAC Services

     I3MAC Services stands for Innovative, Intelligent, Installation, Moves, Adds, and Changes. It is an internally developed system that supports our network infrastructure management service offering which includes: Physical layer assessment; Network design and engineering; Bid specification; Materials, labor and logistics; Documentation, implementation and ongoing management of the physical network including all moves, adds, and changes. Today companies are asked to achieve more with fewer resources than ever before. We believe our infrastructure management service offering can result in annual enterprise savings of 30% or more.

     We have signed a contract to provide our I3MAC Services to one of the world’s premier pharmaceutical and consumer health products companies with over 250 operating businesses and headquarters in New Jersey. Under the terms of the contract, we expect to provide, as requested, all moves, adds and changes for low voltage infrastructure, including cabling, at the manufacturer’s companies across North America, Canada and Puerto Rico.

     As we ramp up our operations to provide our services to this client, we will establish a national presence that we hope to leverage with other national customers who will be able to take advantage of the savings we can provide with this value added service.

Results of Operations

For the three months ended December 31, 2008 and 2007

     Revenue for the three months ended December 31, 2008 was approximately $1,801,000, consisting of approximately $440,000 of engineering and design services, $228,000 of software development services, and $1,101,000 of business telephone system installations, and time and materials services for system maintenance. This compares to revenue of approximately $138,000 for the period December 21, 2007 through December 31, 2007 subsequent to the acquisition of the four target companies on December 20, 2007.

     Cost of goods sold for the three months ended December 31, 2008 amounted to approximately $1,317,000, and consisted of approximately $644,000 of equipment and materials used in business telephone systems installations and parts used in services, $467,000 of direct labor, $95,000 of direct project related costs, and $91,000 of subcontractor fees incurred in providing all of our services. This compares to cost of goods sold of approximately $35,000 for the period December 21, 2007 through December 31, 2007 subsequent to the acquisition of the four target companies on December 20, 2007

     Our loss for the three months ended December 31, 2008 includes the effect of a decrease in our overall gross profit margin to 27% during the three months ended December 31, 2008 from 45% for the year ended September 30, 2008. Our gross profit margins were negatively affected by a confluence of circumstances which principally include (i) a decrease of approximately $161,000 or 9% related to changes in our mix of revenues from higher margin service revenues to lower margin product sales, (ii) a decrease of approximately $97,000 or 5% related to a decrease in the utilization of our in-market professional services personnel and increase in the use of subcontractors, (iii) a decrease of approximately $40,000 or 2% attributable to competing for new business based on competitive pricing strategies and (v) the remainder attributable to general softness in the economy.

     We believe that the conditions compressing our gross profit margins during the three months ended December 31, 2008 are temporary and that our revenues during the remainder of our fiscal year ending September 30, 2009 will likely include a more balanced mix of products and services. In addition, we expect professional services margins to improve as utilization of professional services employees increases with sales volume and do not intend to compete for new business based solely on price. Although we believe that our gross profit margins will improve, there can be no assurance that current economic conditions beyond our control will not persist and cause us to further modify our business strategy beyond certain actions intended to be temporary.

     Salaries and benefits of approximately $904,000 for the three months ended December 31, 2008 consisted of salaries and wages of approximately $643,000, commissions of $59,000, benefits of $90,000, payroll taxes of $75,000 and the company match of employee contributions to the 401k plan of $37,000. Non-cash share-based compensation of $52,000 related primarily to restricted stock that vested during the period is included in salaries and wages. Salaries and benefits of approximately $439,000 consisted of salaries expended in developing and executing the acquisition strategy of approximately $116,000, an accrual of $32,000 for the successful execution of the acquisitions, accrued paid time-off of $17,000, non-cash share based compensation expense of $132,000 and $142,000 of salaries and benefits of acquired company employees for the period December 21, 2007 through December 31, 2007. The non-cash share based compensation expense of $132,000 relates to the compensation earned related to a restricted stock award granted on the day of the Phase I Acquisitions and represents the vested portion of the restricted stock award based on the fair market value on the date of grant.

     Selling, general and administrative expense for the three months ended December 31, 2008 of approximately $523,000 consists primarily of fixed operating costs including approximately $96,000 of accounting and professional fees associated with our September 30, 2008 year-end audit, a $38,000 charge for bad debt expense related to significant increases in our receivables, approximately $72,000 of expense related to investor relations, $51,000 of rent expense, $53,000 of telecommunications related expenses, $45,000 of travel related expenses, and approximately $42,000 of expenses related to business insurance. Selling, general and administrative expense of approximately $486,000 consists primarily of $309,000 of expenses incurred in connection with the recapitalization, and approximately $85,000 of accounting and professional fees associated with our September 30, 2007 year-end audit, $21,000 of amortization of intangible assets acquired in the business combinations and $50,000 of administrative costs associated with the acquisitions for the period December 21, 2007 to December 31, 2007 and $21,000 of other administrative expenses.

     Interest expense of approximately $213,000 for the three months ended December 31, 2008, includes interest related to our Bridge Notes in addition to the notes payable issued in connection with our Phase I Acquisitions. Non-cash interest expense related to the accretion of the Bridge Notes to face value, warrants issued in exchange for certain financing arrangements, and the vesting of contingent bridge warrants was approximately $163,000 for the three months ended December 31, 2008. Interest expense for the three months ended December 31, 2007 of approximately $28,000 includes interest related to our Bridge Notes in addition to the notes payable issued in connection with our Phase I Acquisitions. Interest expense related to the accretion of the Bridge Notes to face value was approximately $7,000.

     Contractual dividends on our Series A, A-1, and B Preferred Stock amounted to approximately $125,000 for the three months ended December 31, 2008. These amounts are included in accrued expenses as of December 31, 2008. Deemed dividends related to the beneficial conversion feature embedded in our Series A, A-1, and B Preferred Stock of approximately $80,000 was recognized during the three months ended December 31, 2008. For the three months ended December 31, 2007, we accrued contractual dividends on our Series A Preferred Stock of approximately $7,000 and a deemed dividend related to the beneficial conversion feature embedded in our Series A Preferred Stock of $903,878 was recognized.

Liquidity and Capital Resources

     Net cash used in operating activities of approximately ($659,000) consisted primarily of a net loss of approximately ($1,308,000) and a net decrease in cash of approximately ($39,000) due to payments of accrued liabilities and accounts payable. These amounts were offset by increases in cash due to an increase in customer deposits of approximately $154,000 and a decrease in accounts receivable of approximately $81,000. Finally, cash used in operations was impacted by non-cash share based payments of approximately $215,000.

     Cash used in investing activities of approximately $11,000 consisted of purchases of fixed assets.

     Cash provided by financing activities of approximately $691,000 was derived primarily from approximately $727,000 of net proceeds from the sale of common stock (gross proceeds of approximately $914,000 less placement costs of approximately $187,000) raised in our common stock offerings and $290,000 of proceeds from the issuance of short-term notes payable offset by repayments of short-term notes payable of ($170,000) and repayments of other long term debt of approximately ($152,000).

     We incurred a net loss of approximately ($1,308,000) for the three months ended December 31, 2008. At December 31, 2008, our accumulated deficit amounted to approximately ($10,684,000). We had cash of $148,000 and a working capital deficit of approximately $1,680,000 at December 31, 2008.

     On October 29, November 17 and November 19, 2008, Beacon and Midian Properties, LLC, entered into short term credit facilities in the amounts of $100,000, $120,000 and $70,000, respectively, the principal of which was due and payable to the holder within seven (7) days of issuance along with a 0.5% origination fee. Should the holder declare the notes in default, the notes shall bear interest at the rate of 18% per annum from the date of default until paid in full. The notes were not declared in default at any time and the principal has been paid back from time to time from November 20, 2008 through January 28, 2009 when the amounts were paid back in full.

     On November 12, 2008, Beacon engaged a registered broker-dealer in a private placement of Common Stock and Warrants to raise $3.0 million of equity financing. As of February 14, 2009 we have raised $970,000 pursuant to this offering.

     On January 7, 2009, we entered into a note payable with a principal amount of $200,000 payable on or before December 31, 2009, bearing interest at 12% per annum with one of our directors. The director concurrently authorized us to issue 300 shares of preferred stock in exchange for this note and an additional $100,000 note issued prior to December 31, 2008. We completed our administrative issuance of the Series B Preferred Stock on February 16, 2009, at which time we and the director agreed that we shall be permitted, but not required to redeem these shares at a 1% per month premium beginning 30 days from the date of their issuance at our discretion.

     On January 9, 2009, we entered into an equity financing arrangement with one of our directors that provided up to $2.2 million of additional funding, the terms of which provide for compensation of a one-time grant of warrants to purchase 100,000 shares of common stock at $1.00 per share and ongoing grants of warrants to purchase 33,333 shares of common stock at $1.00 per share each month that the financing arrangement is in effect. The warrants have a five year term. The commitment will be reduced on a dollar for dollar basis as we raise additional equity capital in private offerings, described above, and terminating upon completion of equity financing of $2.2 million, upon mutual agreement or on January 1, 2010. As of February 14, 2009, $1,850,000 was available under this financing arrangement.

     On January 22, 2009, Beacon entered into convertible notes payable with a group of private investors (the “Notes”) facilitated by a broker/dealer. Proceeds of the Notes were $500,000 in the aggregate of which the broker/dealer received a cash commission of $50,000 and a non-accountable expense reimbursement of $25,000. The net proceeds were used to pay off certain short term debts with the balance used as working capital. The Notes have a maturity date of July 21, 2009 and bear interest at a fixed annual rate of 12.5% due monthly. The Notes can be extended by Beacon to January 21, 2010 and, upon extension, will bear interest at a fixed annual rate of 15% from the original maturity date to the extended maturity date due monthly along with principal payments of 16.67% of the principal due monthly from the original maturity date through the extended maturity date until paid in full. The Notes can be prepaid at any time on or after March 21, 2009 in whole or in part upon 30 days prior written notice to the holders without penalty. The holder may convert the Notes into shares of Beacon Common Stock, par value $0.001, at the rate of $0.75 per share in minimum increments of $5,000. The holder received a five-year warrant to purchase one share of Beacon Common Stock at a purchase price of $1.00 per share per $10 of Note balance. The Notes contain certain provisions in the event of default that could result in acceleration of payment of the entire balance including accrued and unpaid interest. Acceleration of the Note in the event of default would also result in the interest rate increasing by 0.4166% per event.

     As widely reported, the financial markets have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in securities prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Among other risks we face, the current tightening of credit in financial markets may adversely affect our ability to obtain financing in the future, including, if necessary, to fund a strategic acquisition, and/or ability to refinance our debt as it comes due.

     We believe that our currently available cash, the proceeds of our equity financing activities, the equity financing arrangement, further debt financing and refinancing, and funds we expect to generate from operations will enable us to effectively operate our business and pay our debt obligations as they become due within the next twelve months through January 1, 2010. We require additional capital in order to execute our current business plan. If we are unable to raise additional capital, we will be required to take various measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing our business development activities, suspending the pursuit of our business plan, and controlling overhead expenses. we cannot provide any assurance that we will raise additional capital. We have not secured any commitments for new financing at this time, nor can we provide any assurance that new financing will be available to us on acceptable terms, if at all.

Off-Balance Sheet Arrangements

     We have four operating lease commitments for real estate used for office space and production facilities.

Contractual Obligations as of December 31, 2008

     The following is a summary of our contractual obligations as of December 31, 2008:

		Payment Due by Period
Contractual Obligations	Total	Year 1	Years 2-3	Years 4-5	Thereafter
Long-term debt obligations	$1,660,139	$558,114	$797,728	$304,297
Interest obligations (1)	213,638	99,030	102,311	12,297
Operating lease obligations (2)	270,865	128,042	142,823

	$2,144,642	$785,186	$1,042,862	$316,594	$-

(1)	Interest obligations assume Prime Rate of 3.25% at December 31, 2008. Interest rate obligations are presented through the maturity dates of each component of long-term debt.

(2)	Operating lease obligations represent payment obligations under non-cancelable lease agreements classified as operating leases and disclosed pursuant to Statement of Financial Accounting Standards No. 13 “Accounting for Leases,” as may be modified or supplemented. These amounts are not recorded as liabilities of the current balance sheet date.

     Dividends on Series A and A-1 Preferred Stock are payable quarterly at an annual rate of 10% and Series B Preferred Stock is payable quarterly at an annual rate of 6%, in cash or the issuance of additional shares of Series A, A-1, and B Preferred Stock, at our option. If we were to fund dividends accruing during the twelve months ended December 31, 2009 in cash, the total obligation would be $504,000 based on the number of shares of Series A, A-1 and B Preferred Stock outstanding as of December 31, 2008.

     We currently anticipate the cash requirements for capital expenditures, operating lease commitments and working capital will likely be funded with our existing fund sources and cash provided from operating activities. In the aggregate, total capital expenditures are not expected to exceed $750,000 for the twelve months ended December 31, 2009 and can be curtailed based on actual results of operations.

Working Capital

     As of December 31, 2008, our current liabilities exceed current assets by approximately $1,680,000. Certain vendors have agreed to defer payment or agreed to payment plans or to accept common stock in exchange for settlement of their outstanding balance. Our working capital deficit has increased by approximately $700,000 during the three months ended December 31, 2008. We can give no assurance that we will continue to be successful in our efforts to negotiate favorable terms with our vendors.

Client Base

     Through the Phase I Acquisitions, Beacon acquired a client base that consisted of approximately 4,000 customers, which were predominantly MBEs with 25-2,500 end users each,

as well as approximately 50 larger customers. We expect that most of our revenue will be derived from our I3MAC Services offering.

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

Employees

     Beacon currently employs approximately 80 people in the Columbus, OH, Louisville, KY, and Cincinnati, OH markets. None of Beacon’s employees is subject to a collective bargaining agreement.

Facilities

     Beacon currently maintains its offices at 1961 Bishop Lane, Louisville, KY 40218 and our telephone number is (502) 657-3500.

     Beacon leases office space in Louisville, Kentucky, Cincinnati, Ohio, and Columbus, Ohio for amounts that are not deemed to be material.

Certain Relationships and Related Party Transactions

     The Company has obtained insurance through an agency owned by one of its founding stockholders. Insurance expense paid through the agency for the three months ended December 31, 2008 was approximately $49,000 and is partly deferred and partly included in selling, general and administrative expense in the accompanying condensed consolidated statement of operations.

     On May 15, 2008, subsequently amended on August 19, 2008, we entered into an equity financing arrangement with one of our directors that provided up to $3,000,000 of additional funding, the terms of which provided for issuance of warrants to purchase 33,333 shares of common stock at $1.00 per share per month for the period the financing arrangement is in effect. The warrants have a five-year term. The equity financing arrangement expired on December 31, 2008. Accordingly, we recognized $82,166 of interest expense for the three months ended December 31, 2008 based on the fair value of the warrants as they were earned.

The fair values were calculated using the Black-Scholes option pricing model with the following assumptions:

Date Earned	Quantity Earned	Expected Life (days)	Strike Price	Fair Value of Common Stock	Volatility Rate	Dividend Yield	Risk-Free Interest Rate	Value per Warrant	Charge to Interest Expense

10/15/2008	33,333	1,825	$1.00	$1.20	66.34%	0%	2.90%	$0.74	$24,666
11/15/2008	33,333	1,825	$1.00	$0.85	66.34%	0%	2.33%	$0.45	$15,000
12/15/2008	33,333	1,825	$1.00	$1.52	66.34%	0%	1.50%	$0.99	$33,000
12/31/2008	16,667	1,825	$1.00	$1.01	66.34%	0%	1.55%	$0.57	$9,500

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

ITEM 4(T). CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated and communicated to our executive officers to allow timely decisions regarding required disclosure. As of December 31, 2008, our Chief Executive Officer, who acts in the capacity of principal executive officer and our Chief Accounting Officer who acts in the capacity of principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2008, based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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

     As of September 30, 2008, we had identified certain matters that constituted material weaknesses in our internal controls over financial reporting. Although we have strengthened and unified our internal controls, we continue to improve our controls and eliminate material weaknesses including inadequate internal accounting information systems and limited qualified accounting staff. Accordingly our systems and personnel were insufficient to support the complexity of our financial reporting requirements. Since September 30, 2008, we have taken certain steps to correct these material weaknesses that include undertaking a review of our systems and engaging a consultant to assist in the upgrade of our accounting systems and implementation of additional controls. We have hired an additional accounting resource to assist in completion of our internal control matrix and further strengthen our controls. Although we believe that these steps will result in significant improvements to our internal controls and expect to correct our material weaknesses, additional time is still required to fully document our systems, implement control procedures and test their operating effectiveness.

     Specifically, we have engaged a firm to assist us with migrating from our current unified accounting system to Microsoft Dynamics GP including the modules that assist with Sarbanes-Oxley compliance. Additionally, we have implemented a control matrix and software to identify our critical internal accounting controls and measure compliance on a month to month basis to ensure our controls are effective. In addition, we have implemented further controls to aid and improve our inventory systems to ensure they are operating effectively and added controls over revenue recognition to ensure appropriate compliance with current accounting standards. Finally, we have hired temporary accounting personnel and are engaged in a search for an additional accounting resource to assist in the day to day accounting functions. We believe that our internal controls risks are partially mitigated by the fact that our Chief Executive Officer and Chief Accounting Officer review and approve substantially all of our major transactions and we have, when needed, hired outside experts to assist us with implementing complex accounting principles. We believe that our weaknesses in internal control over financial reporting and our disclosure controls relate primarily to the fact that we are an emerging business with limited personnel. Our Chief Accounting Officer was our only employee with SEC reporting experience as of the date of this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

     Except as discussed above, there were no changes in our internal control over financial reporting during our last fiscal quarter that materially affected or is likely to materially affect our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 6. EXHIBITS

Part I Exhibits
4.1	Form of the Convertible Promissory Notes, dated January 22, 2009, made and issued by the Company to various investors, in the aggregate principal amount of $500,000.

4.2	Form of the Warrants, dated January 22, 2009, made and issued by the Company to various investors.

10.1	Letter Agreement dated January 9, 2009, by and between the Company and John Rhodes, relating to an equity financing agreement.

10.2	Form of the Note Purchase Agreement, dated January 22, 2009, by and between the Company and various investors.

10.3	Work Order dated December 19, 2008, by and between the Company and Johnson & Johnson Services, Inc.*

10.4	Promissory Note, dated January 7, 2009, made and issued by the Company to John Rhodes.

31.1	Certification of Principal Executive Officer, pursuant to Rules 13a-14(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Rules 13a-14(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

* - Confidential treatment has been requested for the redacted portions of this agreement. A complete copy of the agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.

** - This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Beacon Enterprise Solutions Group, Inc.

Date: February 23, 2009	By:	/s/ Bruce Widener
Bruce Widener Chief Executive Officer and Chairman of the Board of Directors

and

Date: February 23, 2009	By:	/s/ Robert Mohr
Robert Mohr Principal Financial Officer