Form 10-Q
period 2009-03-31
BEACON ENTERPRISE SOLUTIONS GROUP INC
filed 2009-05-13
CIK 1122063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

502-657-3500

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 13, 2009, Beacon Enterprise Solutions Group, Inc. had a total of 17,026,705 shares of common stock issued and outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Beacon Enterprise Solutions Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet

	March 31, 2009	September 30, 2008

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,532	$127,373
Accounts receivable, net	1,954,272	1,505,162
Inventory, net	566,930	597,794
Prepaid expenses and other current assets	483,125	44,745

Total current assets	3,041,859	2,275,074
Property and equipment, net	325,551	310,703
Goodwill	2,791,648	2,791,648
Other intangible assets, net	3,572,220	3,802,717
Inventory, less current portion	160,610	160,610
Security deposits	6,050	15,639

Total assets	$9,897,938	$9,356,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term credit obligations	$153,600	$200,000
Convertible Note Payable (net of $45,997 and $0 discount)	454,003
Current portion of long-term debt	520,627	495,595
Current portion of capital lease obligations	3,659	11,928
Accounts payable	1,611,097	1,225,509
Accrued expenses	1,145,127	1,105,078
Accrued dividends	471,506	220,354
Customer deposits	165,378	95,767
Deferred tax liability	45,472	45,472

Total current liabilities	4,570,469	3,399,703
Long-term debt, less current portion	994,051	1,316,477
Bridge notes (net of $80,981and $128,840 of discounts, respectively)	619,019	571,160

Total liabilities	6,183,539	5,287,340

Stockholders’ equity
Preferred Stock: $0.01 par value, 5,000,000 shares authorized, 5,200 and
5,156 shares outstanding, respectively, in the following classes:
Series A convertible preferred stock, $1,000 stated value, 4,500 shares authorized, 3,656 and 4,000 shares issued and outstanding, respectively,
(liquidation preference $5,063,880 and $5,243,630, respectively)	3,656,200	4,000,000
Series A-1 convertible preferred stock, $1,000 stated value, 1,000 shares authorized, 800 and 800 shares issued and outstanding, respectively,
(liquidation preference $1,081,813 and $1,031,813, respectively)	800,000	800,000
Series B convertible preferred stock, $1,000 stated value, 4,000 shares authorized, 700 and 400 shares issued and outstanding, respectively,
(liquidation preference $888,940 and $500,000, respectively)	700,000	400,000
Common stock, $0.001 par value 70,000,000 shares authorized,
15,521,371 and 12,093,021 shares issued and issued and
outstanding, respectively	15,521	12,093
Additional paid in capital	10,667,582	8,027,602
Accumulated deficit	(12,124,904)	(9,170,644)

Total stockholders’ equity	3,714,399	4,069,051

Total liabilities and stockholders’ equity	$9,897,938	$9,356,391

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beacon Enterprise Solutions Group, Inc. and Subsidiaries
Condensed Consolidated Statement of Operations
(Unaudited)

	For the three months ended March 31, 2009	For the three months ended March 31, 2008	For the six months ended March 31, 2009	For the six months ended March 31, 2008

Net sales	$2,277,877	$1,571,742	$4,079,085	$1,708,830
Cost of goods sold	767,045	399,009	1,430,920	422,005
Cost of services	625,179	439,916	1,277,924	451,752

Gross profit	885,653	732,817	1,370,241	835,073
Operating expense
Salaries and benefits	1,018,946	1,126,350	1,922,587	1,565,234
Selling, general and administrative	698,255	593,354	1,222,080	1,057,760
Depreciation Expense	34,428	20,308	71,439	21,178
Amortization of intangible assets	115,249	160,101	230,497	181,155

Total operating expense	1,866,878	1,900,113	3,446,603	2,825,327

Loss from operations	(981,225)	(1,167,296)	(2,076,362)	(1,990,254)
Other expenses
Interest expense	(226,632)	(115,158)	(439,969)	(143,153)
Interest income	195	2,689	362	2,689

Total other expenses	(226,437)	(112,469)	(439,607)	(140,464)

Net loss	(1,207,662)	(1,279,765)	(2,515,969)	(2,130,718)
Preferred Stock:
Contractual dividends	(126,000)	–	(251,152)	(7,335)
Deemed dividends related to beneficial conversion feature	(106,792)	(2,991,719)	(187,139)	(3,895,597)

Net loss available to common stockholders	$(1,440,454)	$(4,271,484)	$(2,954,260)	$(6,033,650)

Net loss per share to common stockholders - basic and diluted	$(0.10)	$(0.41)	$(0.22)	$(0.74)

Weighted average shares outstanding
basic and diluted	14,049,769	10,468,021	13,294,909	8,159,662

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beacon Enterprise Solutions Group, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

	Series A Convertible Preferred Stock		Series A-1 Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total

	Shares	$1,000 Stated Value	Shares	$1,000 Stated Value	Shares	$1,000 Stated Value	Shares	$0.001Par Value

Balance at September 30, 2008	4,000	$4,000,000	800	$800,000	400	$400,000	12,093,021	$12,093	$8,027,602	$(9,170,644)	$4,069,051

Vested portion of share based
payments to employee for services									151,090		151,090
Conversion of debt to Preferred shares					300	300,000					300,000
Conversion of Preferred shares to common	(344)	(343,800)					458,397	458	343,342		–
Common Stock issued
in private placement							2,601,024	2,601	2,079,677		2,082,278
Private placement offering costs									(493,373)		(493,373)
Shares committed to Anti-dilution adjustment							148,929	149	(149)		–
Common Stock issued
for investor relations agreements							220,000	220	96,580		96,800
Beneficial conversion feature -
deemed preferred stock dividend									175,274	(175,274)	–
Discount on Convertible Notes Payable									74,334		74,334
Vested contingent bridge warrants									56,840		56,840
Warrants issued for equity financing
agreement									144,500		144,500
Series A Preferred Stock contractual
dividends										(200,000)	(200,000)
Series A-1 Preferred Stock contractual
dividends										(40,000)	(40,000)
Series B Preferred Stock contractual
dividends										(11,152)	(11,152)
Beneficial conversion feature -
deemed Investor Warrant dividend									11,865	(11,865)	–

Net loss										(2,515,969)	(2,515,969)

Balance at March 31, 2009 (unaudited)	3,656	$3,656,200	800	$800,000	700	$700,000	15,521,371	$15,521	$10,667,582	$(12,124,904)	$3,714,399

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beacon Enterprise Solutions Group, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
(unaudited)

	For the six Months Ended March 31, 2009	For the six Months Ended March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,515,969)	$(2,130,718)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in reserve for obsolete inventory	33,629
Change in reserve for doubtful accounts	44,912
Depreciation and Amortization	301,936	202,333
Non-cash interest	302,546	43,741
Share based payments	247,890	462,738
Changes in operating assets and liabilities:
Accounts receivable	(494,021)	23,821
Inventory	(2,775)	(167,274)
Prepaid expenses and other current assets	(388,380)	(49,674)
Accounts payable	385,588	(122,369)
Customer deposits	69,611	(122,013)
Other assets	9,589	111,087
Accrued expenses	40,049	434,911

NET CASH USED IN OPERATING ACTIVITIES	(1,965,395)	(1,313,417)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(86,287)	(46,762)
Acquisition of businesses, net of acquired cash		(2,138,611)

NET CASH USED IN INVESTING ACTIVITIES	(86,287)	(2,185,373)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuances of bridge notes		422,000
Proceeds from sale of preferred stock, net of offering costs	300,000	3,876,460
Proceeds from sale of common stock, net of offering costs	1,588,905	–
Proceeds from issuance of convertible notes	500,000	–
Payment of referral finance costs	(75,000)	–
Net proceeds payments under lines of credit	(46,400)	(250,000)
Net proceeds of note payable	–	600,000
Payments of notes payable	(297,395)	(495,244)
Payments of capital lease obligations	(8,269)	(4,949)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,961,841	4,148,267

NET INCREASE IN CASH AND CASH EQUIVALENTS	(89,841)	649,477
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	127,373	62,211

CASH AND CASH EQUIVALENTS - END OF PERIOD	$37,532	$711,688

Supplemental disclosures
Cash paid for:
Interest	$88,697	$50,419

Income taxes	–	$–

Acquisition of businesses
Accounts receivable		$689,001
Inventory		639,410
Prepaid expenses and other current assets		55,283
Property and equipment		226,743
Goodwill		2,762,194
Customer relationships		3,704,074
Non-compete agreements		500,000
Tradenames		100,000
Security deposits		27,591
Line of credit		(250,000)
Accounts payable and accrued expenses		(832,132)
Customer deposits		(304,190)
Long-term debt assumed		(354,199)
Capital lease obligations		(25,490)
Less: common stock issued as purchase consideration		(2,741,250)
Less: acquisition notes issued to sellers of acquired businesses		(1,973,500)
Less: accrued acquisition costs		(84,924)

Cash used in acquisition of businesses (net of $148,283 of cash acquired)		$2,138,611

Bridge note warrants		$72,000

Exchange of Note Payable to director for Series B Preferred stock	$300,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEACON ENTERPRISE SOLUTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

     The condensed consolidated financial statements presented are those of Beacon Enterprise Solutions Group, Inc. (“Beacon” or the “Company”), which was originally formed in the State of Indiana on June 6, 2007 and combined with Suncrest Global Energy Corp. (“Suncrest”), a Nevada corporation, on December 20, 2007 in a share exchange transaction accounted for as a reverse merger and recapitalization of Beacon.

     The Company is a unified, single source information technology and telecommunications enterprise that provides professional services and sales of information technology and telecommunications products to commercial enterprises, state and local government agencies, and educational institutions.

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements as of March 31, 2009 and 2008, and for the three and six month periods then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited consolidated financial statements. The unaudited condensed consolidated balance sheet as of March 31, 2009, condensed consolidated statements of operations for the three and six months ended March 31, 2009 and 2008, and the condensed consolidated statements of stockholders’ equity and cash flows for the six months ended March 31, 2009 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which Beacon considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and six months ended March 31, 2009 are not necessarily indicative of results to be expected for the year ending September 30, 2009 or for any future interim period. The accompanying condensed consolidated financial statements should be read in conjunction with Beacon’s consolidated financial statements and notes thereto included in Beacon’s Annual Report on Form 10-K, which was filed with the SEC on January 13, 2009.

Principles of Consolidation

     The condensed consolidated financial statements include the accounts of Beacon Enterprise Solutions Group, Inc., a Nevada corporation (formerly Suncrest) and its wholly-owned subsidiaries the original Beacon formed in Indiana in June 2007 and BH Acquisition Corp. All significant inter-company accounts and transactions have been eliminated in consolidation.

Revenue and Cost Recognition

     The Company applies the revenue recognition principles set forth under the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 104 with respect to all of its revenue. Accordingly, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is probable.

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

     For product sales, the Company applies the factors discussed in Emerging Issues Task Force (“EITF”) issue 99-19 “Reporting Revenue Gross as a Principal vs. Net as an Agent,” (“99-19”), in determining whether to recognize product revenue on a gross or net basis. In a substantial majority of these transactions, the Company acts as principal because the Company: (i) has latitude in establishing selling prices; (ii) takes title to the products; and (iii) has the risks and rewards of ownership, including the risk of loss for collection, delivery or returns. For these transactions, the Company recognizes revenue based on the gross amounts billed to customers.

     Professional Services Revenue - The Company generally bills its customers for professional telecommunications and data consulting services based on hours of time spent on any given assignment at its hourly billing rates. As it relates to delivery of these services, the Company recognizes revenue under these arrangements as the work is completed and the customer has indicated their acceptance of services by approving a work order milestone or completion order. For certain engagements, the Company enters into fixed bid contracts, and recognizes revenue as phases of the project are completed and accepted by the client. We generated approximately $1,068,000 and $1,034,000 of professional services revenue during the three months ended March 31, 2009 and 2008, respectively. We generated approximately $1,735,000 and $1,034,000 of professional services revenue during the six months ended March 31, 2009 and 2008, respectively.

     Time and Materials Contracts –Time and materials contracts, which generally include product sales and installation services, are billed when services are completed based on fixed labor rates plus materials or based on the terms and conditions of the contract. A substantial majority of the Company’s services in this category are completed in short periods of time. The Company may, on occasion, enter into long-term contracts in which it would be appropriate to recognize revenue using long-term contract accounting such as the percentage of completion method. We generated revenue of approximately $1,176,000 and $513,000 from short-term time and materials contracts for the three months ended March 31, 2009 and 2008, respectively. We generated revenue of approximately $2,277,000 and $650,000 from short-term time and materials contracts for the six months ended March 31, 2009 and 2008, respectively.

     Maintenance Contracts – The Company, as a representative of various original equipment manufacturers, sells extended maintenance contracts on equipment it sells and also acts as an authorized servicing agent with respect to these contracts. These contracts, which are sold as separate agreements from other products and services, are individually negotiated and are generally not bundled with other products and services. For maintenance contract sales, the Company applies the factors discussed in EITF 99-19 in determining whether to recognize product revenue on a gross or net basis. Maintenance contracts are typically manufacturer maintenance contracts that are sold to the customer on a reseller basis. Based on an analysis of the factors set forth in EITF 99-19, the Company has determined that it acts as an agent in these situations, and therefore recognizes revenue on a net basis. The Company’s share of revenue that it earns from originating these contracts is deferred and recognized over the life of the contract. Material and labor is charged for any service calls under these maintenance contracts on a time and materials basis which is charged to either the customer or manufacturer. We recognized approximately $34,000 and $26,000 of net maintenance revenue during both the three months ended March 31, 2009 and 2008, respectively. We recognized approximately $60,000 and $26,000 of net maintenance revenue during both the six months ended March 31, 2009 and 2008, respectively.

     Sales Tax - The Company accounts for sales taxes collected on behalf of government authorities using the net method. Pursuant to this method, sales taxes are included in the amounts receivable and a payable is recorded for the amounts due to the government agencies.

Use of Estimates

     The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates. These estimates and assumptions include valuing equity securities and derivative financial instruments issued as purchase consideration in business combinations and/or in financing transactions and in share based payment arrangements, accounts receivable reserves, inventory reserves, deferred taxes and related valuation allowances, allocating the purchase price to the fair values of assets acquired and liabilities assumed in business combinations (including separately identifiable intangible assets and goodwill) and estimating the fair values of long lived assets to assess whether impairment charges may be necessary. As of March 31, 2009, our reserve for bad debt was approximately $95,000 and our reserve for obsolete inventory was approximately $69,000. As of March 31, 2009, management believes the reserve balances are sufficient. These reserves are included in accounts receivable, net and Inventory, net in the accompanying March 31, 2009 condensed consolidated balance sheet, respectively.

Goodwill and Intangible Assets

     Beacon accounts for goodwill and intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets,” (“SFAS 142”). SFAS 142 requires that goodwill and other intangibles with indefinite lives should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

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

     Management considered the Company’s loss for the three months ended March 31, 2009 as part of an evaluation of the carrying amounts of the Company’s intangible assets as of March 31, 2009 and has determined that no impairment charges are necessary at this time.

Share-Based Payments

     We account for stock-based compensation using Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Accounting for Stock-Based Compensation” (“SFAS 123(R)”). SFAS 123(R) requires measurement of compensation cost for all share based payment awards based on their fair values on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model. The recognized expense is net of expected forfeitures and restatement of prior periods is not required. The fair value of restricted stock is determined based on the number of shares granted and the fair value of the Company’s common stock on date of grant.

Net Loss Per Share

     Net loss per share is presented in accordance with SFAS No. 128 “Earnings Per Share.” (“SFAS 128”) Under SFAS 128, basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average shares of common stock outstanding for the period and excludes any potentially dilutive securities. Diluted earnings per share reflects the potential dilution that would occur upon the exercise or conversion of all dilutive securities into common stock. The computation of loss per share for the three and six months ended March 31, 2009 and 2008 excludes potentially dilutive securities because their inclusion would be anti-dilutive.

     Shares of common stock issuable upon conversion or exercise of potentially dilutive securities at March 31, 2009 are as follows:

	Stock Options and Warrants	Common Stock Equivalents	Total Common Stock Equivalents

Series A Convertible Preferred Stock	2,666,666	5,401,474	8,068,140
Series A-1 Convertible Preferred Stock	533,333	1,153,935	1,687,268
Series B Convertible Preferred Stock	350,000	792,146	1,142,146
Common Stock Offering Warrants	2,113,013		2,113,013
Placement Agent	1,881,905		1,881,905
Affiliate Warrants	600,000		600,000
Bridge Financings	1,211,000	1,166,666	2,377,666
Convertible Notes Payable	50,000		50,000
Compensatory	300,000		300,000
Equity Financing Arrangements	566,664		566,664
Employee Stock Options	400,900		400,900

	10,673,481	8,514,221	19,187,702

     Subsequent to March 31, 2009, we issued warrants to purchase an aggregate of 705,625 shares of our common stock referred to as Common Stock Offering Warrants, warrants to purchase an aggregate of 211,690 shares of our common stock referred to as Placement Agent Warrants, warrants to purchase 66,666 shares of our common stock as compensation for an Equity Financing Arrangement and issued options to purchase 2,500,000 shares of common stock.

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

     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any noncontrolling interests as a separate component of stockholders’ equity. The Company would also be required to present any net income allocable to noncontrolling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of operations. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 will have an impact on the presentation and disclosure of the noncontrolling interests of any non wholly-owned businesses after the effective date of this pronouncement

     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 “Disclosure about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is evaluating the impact of this pronouncement on the Company’s condensed consolidated financial position, results of operations and cash flows. The adoption of this pronouncement did not have a material impact on the condensed consolidated financial statements.

     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The effective date for SFAS No. 162 is November 15, 2008. The adoption of SFAS No. 162 did not have a material impact on our financial position or results of operations.

Recent Accounting Pronouncements Requiring Adoption in Future Periods

     In December 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP 132(R)-1). FSP 132(R)-1 provides guidance on a plan sponsor’s disclosures about plan assets of defined benefit pension and postretirement plans. Required disclosures include information about categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk, as well as investment policies and strategies. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. Except for additional disclosures, we do not expect the adoption of FSP132(R)-1 to have an impact on our financial statements

     In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2 and 124-2). FSP 115-2 and 124-2 amends the guidance on other-than-temporary impairment for debt securities and modifies the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP is effective for interim and annual periods ending after June 15, 2009. We are evaluating the impact of FSP 115-2 and 124-2 on our financial statements.

     In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 provides additional guidance for estimating fair value under Statement of Financial Accounting Standard No. 157, “Fair Value Measurements”, when there is an inactive market or the market is not orderly. This FSP is effective for interim and annual periods ending after June 15, 2009. We are evaluating the impact of FSP 157-4 on our financial statements.

     In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1 and 28-1). This FSP requires disclosure about fair value of financial instruments in interim periods, as well as annual financial statements. FSP 107-1 and 28-1 is effective for interim periods ending after June 15, 2009. We are evaluating the impact of this FSP on our financial statements.

     In February 2008, SFAS 157 was amended by FSP 157-2, “Effective Date of FASB Statement No. 157: Fair Value Measurements” (“FSP 157-2”). As such, SFAS 157 (as amended) is partially effective for measurements and disclosures of financial assets and liabilities for fiscal years beginning after November 15, 2007 and is fully effective for measurement and disclosure provisions on all applicable assets and liabilities for fiscal years beginning after November 15, 2008. We are currently evaluating the impact of FSP 157-2 on our condensed consolidated financial statements.

     In December 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”. This issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of Statement 133. This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently evaluating the impact of EITF 07-5 on our condensed consolidated financial statements.

     Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s condensed consolidated financial statements upon adoption.

NOTE 2 – LIQUIDITY, FINANCIAL CONDITION AND MANAGEMENT’S PLANS

     We incurred a net loss of approximately ($2,516,000) and used approximately ($1,965,000) of cash in our operating activities for the six months ended March 31, 2009. At March 31, 2009, our accumulated deficit amounted to approximately ($12,125,000). We had cash of $37,532 and a working capital deficit of approximately ($1,529,000) at March 31, 2009.

     We experienced certain conditions that compressed our gross profit margins during the three and six month periods ended March 31, 2009 principally related to competition and price pressure due to external market conditions and our efforts to expand the business.

     As widely reported, the financial markets have been experiencing significant disruption in recent months, including, among other things, volatility in securities prices, diminished liquidity and credit availability and declining valuations. Among other risks we face, the current tightening of credit in financial markets may adversely affect our ability to obtain financing in the future, including, if necessary, to fund strategic acquisitions, and/or refinance our debt as it comes due.

     Our financing transactions to date include:

     On October 29, November 17 and November 19, 2008, Beacon and Midian Properties, LLC, entered into short term credit facilities in the amounts of $100,000, $120,000 and $70,000 that the Company repaid as of March 31, 2009. On March 27, 2009, Beacon and Midian, entered into a short term credit facility in the amount of

$53,000, the principal of which was due and payable to the holder within seven (7) days of issuance along with a 1% origination fee. The credit facility has been fully repaid.

     On November 12, 2008, Beacon engaged a registered broker-dealer in a private placement of Common Stock and Warrants to raise $3.0 million of equity financing with an option to raise an additional $450,000 if the offering is oversubscribed. As of May 12, 2009 we have raised approximately $3.0 million in net proceeds pursuant to this offering.

     On January 7, 2009, we entered into a note payable with a principal amount of $200,000 payable on or before December 31, 2009, bearing interest at 12% per annum with one of our directors. The director concurrently authorized us to issue 300 shares of preferred stock in exchange for this note and an additional $100,000 note issued prior to December 31, 2008. We completed our administrative issuance of the Series B Preferred Stock on February 16, 2009, at which time we and the director agreed that we shall be permitted, but not required, to redeem these shares at a 1% per month premium beginning 30 days from the date of their issuance at our discretion.

     On January 9, 2009, we entered into an equity financing arrangement with one of our directors that provided up to $2.2 million of additional funding, the terms of which provide for compensation of a one-time grant of warrants to purchase 100,000 shares of common stock at $1.00 per share and ongoing grants of warrants to purchase 33,333 shares of common stock at $1.00 per share each month that the financing arrangement is in effect. The warrants have a five year term. The commitment will be reduced on a dollar for dollar basis as we raise additional equity capital in private offerings, described above, and terminating upon completion of equity financing of $2.2 million, upon mutual agreement or on January 1, 2010. On May 13, 2009, the director agreed to increase the equity financing arrangement to $1.8 million available in exchange for a continuation of the ongoing grants of warrants to purchase 33,333 shares of common stock at $1.00 per share each month which is all available on March 13, 2009.

     On January 22, 2009, Beacon entered into $500,000 of convertible notes payable with a group of private investors (the “Notes”) facilitated by a broker/dealer. On March 31, 2009, we executed an extension of our demand note with First Savings Bank, the terms of which are substantially the same as the original agreement, with payments due May 15 and June 15, 2009 in the amount of $50,000 each plus accrued interest.

     We believe that our currently available cash, the proceeds of our equity financing activities, the equity financing arrangement, further debt financing and refinancing, and funds we expect to generate from operations will enable us to effectively operate our business and pay our debt obligations as they become due through April 1, 2010. However, we will require additional capital in order to execute our business plan. If we are unable to raise additional capital, we will be required to take various measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing our business development activities, suspending the pursuit of our business plan, and controlling overhead expenses. We cannot provide any assurance that we will raise additional capital. We have not secured any commitments for new financing at this time, nor can we provide any assurance that new financing will be available to us on acceptable terms, if at all.

NOTE 3 – BUSINESS COMBINATIONS

Phase I Acquisitions

     On December 20, 2007, Beacon acquired four operating companies (i) ADSnetcurve, (ii) Bell-Haun Systems, Inc., (iii) CETCON, Inc., and (iv) Strategic Communications, Inc.

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

     The following table provides a breakdown of the purchase prices of each of the acquired businesses including the fair value of purchase consideration issued to the sellers of the acquired business and direct transaction expenses incurred by the Company in connection with consummating these transactions:

	ADSnetcurve	Bell-Haun Systems	CETCON	Strategic Communications	Total Consideration

Cash paid	$666,079	$155,048	$700,000	$220,500	$1,741,627
Direct acquisition costs	172,345	95,052	235,518	127,276	630,191
Net of cash acquired	(5,876)	–	(142,407)	–	(148,283)

Cash used in acquisitions	$832,548	$250,100	$793,111	$347,776	$2,223,535
Notes payable	220,000	119,000	600,000	904,500	1,843,500
Common stock issued	595,000	425,000	765,000	956,250	2,741,250

	$1,647,548	$794,100	$2,158,111	$2,208,526	$6,808,285

     Under the purchase method of accounting, the total purchase price was allocated to each of the acquired entities, net tangible and identifiable intangible assets based on their estimated fair values as of December 20, 2007. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill.

	ADSnetcurve	Bell-Haun Systems	CETCON	Strategic Communications	Total Consideration

Accounts receivable	$151,208	$71,335	$466,458	$–	$689,001
Inventory	–	168,065	–	450,536	618,601
Prepaid expenses and other current assets	13,430	34,522	5,516	1,815	55,283
Property and equipment	47,500	19,243	20,000	140,000	226,743
Goodwill	524,396	451,252	994,007	821,994	2,791,649
Customer relationships	862,027	843,760	927,887	1,240,400	3,874,074
Covenants not to compete	100,000	30,000	200,000	100,000	430,000
Security deposits	21,541	–	–	6,050	27,591
Line of credit obligation	–	(250,000)	–	–	(250,000)
Accounts payable and accrued liabilities	(40,103)	(319,911)	(55,278)	(516,984)	(932,276)
Customer deposits	(32,451)	(44,914)	(205,532)	(9,795)	(292,692)
Capital lease obligations	–	–	–	(25,490)	(25,490)
Long-term debt	–	(159,252)	(194,947)	–	(354,199)
Other acquisition liability	–	(50,000)	–	–	(50,000)

	$1,647,548	$794,100	$2,158,111	$2,208,526	$6,808,285

Net tangible asset acquired (liabilities assumed)	$161,125	$(530,912)	$36,217	$46,132	$(287,438)

     Beginning December 21, 2007, the day immediately following the effective date of the transaction, the financial results of Strategic were consolidated with those of our business. The acquisition was accounted for under the purchase method of accounting.

NOTE 4 – CONDENSED CONSOLIDATED BALANCE SHEET

Accounts Receivable

     Accounts receivable consisted of the following:

	As of March 31, 2009	As of September 30, 2008

	(unaudited)
Accounts receivable	$2,049,184	$1,555,162
Less: Allowance for doubtful accounts	(94,912)	(50,000)

Accounts receivable, net	$1,954,272	$1,505,162

Inventory

     Inventory consisted of the following:

	As of March 31, 2009	As of September 30, 2008

	(unaudited)
Inventory (principally parts and system components)	$796,237	$793,462
Less: reserve for obsolete inventory	(68,697)	(35,058)
Less: current portion	(566,930)	(597,794)

Inventory, non-current	$160,610	$160,610

     Inventory includes parts and system components for phone systems that we use to fulfill repair, maintenance services and/or upgrade requirements. A portion of these items, which are stated at their net realizable value, are likely to be used after the next twelve months and are therefore presented as non-current inventory in the accompanying balance sheet. A portion of the inventory on hand at March 31, 2009 was acquired in the business combinations completed on December 20, 2007, which are stated at net realizable value using the purchase method of accounting.

Intangible Assets

     The following table is a summary of the intangible assets acquired in business combinations as described in Note 3 as of March 31, 2009:

	ADSnetcurve	Bell-Haun Systems	CETCON	Strategic Communications	Total Consideration

Goodwill	$524,396	$451,252	$994,007	$821,993	$2,791,648

	ADSnetcurve	Bell-Haun Systems	CETCON	Strategic Communications	Total Consideration

Customer relationships	862,027	843,760	927,887	1,240,400	3,874,074
Contracts not to compete	100,000	30,000	200,000	100,000	430,000

	962,027	873,760	1,127,887	1,340,400	4,304,074
Less: Accumulated amortization	(162,844)	(135,006)	(228,867)	(205,137)	(731,854)

Intangibles, net	799,183	738,754	899,020	1,135,263	3,572,220

     Amortization expense for the three months ended March 31, 2009 and 2008 was approximately $115,000 and $160,000 respectively. Amortization expense for the six months ended March 31, 2009 and 2008 was approximately $230,000 and $181,000, respectively.

Debt

     Below is a summary of the current and non-current debt outstanding:

	As of March 31, 2009	As of September 30, 2008

	(unaudited)

Lines of Credit and Short-Term Notes	$153,600	$200,000

Integra Bank	494,682	548,541
Acquisition notes (payable to the sellers
of the acquired businesses)
ADSnetcurve	115,638	156,617
Bell-Haun	97,344	119,000
CETCON	462,340	515,627
Strategic Secured Note	344,674	399,617
Strategic Escrow Note	–	72,670

	1,514,678	1,812,072
Less: current portion	(520,627)	(495,595)

Non-current portion	$994,051	$1,316,477

Bridge notes (non-current)	$619,019	$571,160

Convertible Notes - Current	$454,003	$–

Lines of Credit and Short-Term Notes

     On December 29, 2008, Beacon and First Savings Bank refinanced a short term line of credit that had matured and was converted into a demand note in the amount of $100,000. The Note was originally due in two payments of $50,000 each on January 15, 2009 and February 15, 2009 and bears interest at a rate of 5.00% per annum. On March 31, 2009, we executed an extension of this note due in two payments of $50,000 each on May 15, 2009 and June 15, 2009 with all other terms left unchanged.

     Interest expense on short term debt and lines of credit amounted to approximately $11,000 and $0 of which we paid approximately $1,000 and $0 for the three months ended March 31, 2009 and 2008, respectively. Interest expense on short term debt and lines of credit amounted to approximately $16,000 and $0 of which we paid approximately $4,000 and $0 for the six months ended March 31, 2009 and 2008, respectively.

     On October 29, November 17 and November 19, 2008, Beacon and Midian Properties, LLC, entered into short term credit facilities in the amounts of $100,000, $120,000 and $70,000, respectively, the principal of which was due and payable to the holder within seven (7) days of issuance along with a 0.5% origination fee. These amounts were paid back in full. On March 27, 2009, Beacon and Midian, entered into a short term credit facility in the amount of $53,000, the principal of which was due and payable to the holder within seven (7) days of issuance along with a 1% origination fee. This credit facility has been fully repaid.

Term Debt

     During the six months ended March 31, 2009 and 2008, Beacon paid approximately $298,000 and $495,000 in principal payments on our term debt. We recorded interest expense of approximately $85,000 and $5,500 for our term loans and paid approximately $19,000 and $0 for the six months ended March 31, 2009 and 2008, respectively.

Bridge Notes

     During the six months ended March 31, 2009, the Bridge note holders agreed not to demand repayment of the notes prior to June 30, 2010. Accordingly, the notes are included in non-current liabilities in the accompanying balance sheet at March 31, 2009.

     We recorded contractual interest expense of approximately $5,900 and $3,000 of which $5,000 and $0 was paid for the three months ended March 31, 2009 and 2008, respectively. We recorded contractual interest expense of approximately $12,700 and 5,000 of which $10,000 and $0 was paid for the six months ended March 31, 2009 and 2008, respectively. Further, we recorded aggregate accretion of the discount on these notes which relates to warrants and the beneficial conversion feature of the notes of approximately $23,930 and $8,000 for the three months ended March 31, 2009 and 2008. We recorded aggregate accretion of the discount on these notes which relates to warrants and the beneficial conversion feature of the notes of approximately $48,000 and $8,000 for the six months ended March 31, 2009 and 2008. The unamortized discount relating to the beneficial conversion feature amounts to $80,981 as of March 31, 2009.

     The Bridge Notes contained a provision to earn additional warrants to purchase Beacon common stock during the term the note holder refrained from demanding repayment until the maturity of the notes. As the note holders have agreed unconditionally not to demand payment of the notes before June 30, 2010 and that date is after the original maturity of the Bridge Notes, these warrants are deemed to have been fully earned as of March 31, 2009. For the three and six months ended March 31, 2009 we recorded non-cash interest expense of $56,840 for warrants earned in connection with the Bridge Notes as follows:

Vesting Date	Quantity Vested	Expected Life (days)	Strike Price	Fair Value of Common Stock	Volatility Rate	Dividend Yield	Risk-Free Interest Rate	Value per Warrant	Charge to Interest Expense

10/15/2008	14,000	1,582	$1.00	$1.20	66.34%	0%	2.90%	$0.70	$9,800.00
11/15/2008	14,000	1,551	$1.00	$0.85	66.34%	0%	2.33%	$0.42	$5,880.00
11/20/2008	196,000	1,546	$1.00	$0.55	66.34%	0%	1.94%	$0.21	$41,160.00

Convertible Notes Payable

     On January 22, 2009, Beacon entered into convertible notes payable with a group of private investors (the “Notes”) facilitated by a broker/dealer. Proceeds of the Notes were $500,000 in the aggregate of which the broker/dealer received a cash commission of $50,000 and a non-accountable expense reimbursement of $25,000. The proceeds were used to repay certain other short term credit obligations and for working capital purposes. The Notes have a maturity date of July 21, 2009 and bear interest at a fixed annual rate of 12.5% due monthly. The Notes can be extended by Beacon to January 21, 2010 and, upon extension, would bear interest at a fixed annual rate of 15% from the original maturity date to the extended maturity date due monthly along with principal payments of 16.67% of the principal due monthly from the original maturity date through the extended maturity date until paid in full. The Notes can be prepaid at any time on or after March 21, 2009 in whole or in part upon 30 days prior written notice to the holders without penalty. The holder may convert the Notes into shares of Beacon Common Stock, par value $0.001, at the rate of $0.75 per share in minimum increments of $5,000. The holder received a five-year warrant to purchase one share of Beacon Common Stock at a purchase price of $1.00 per share per $10 of Note balance. The Notes contain certain provisions in the event of default that could result in acceleration of payment of the entire balance including accrued and unpaid interest. Acceleration of the Note in the event of default would also result in the interest rate increasing by 0.4166% per event. In addition, the noteholders were issued warrants to purchase an aggregate of 50,000 shares of our common stock in connection with this transaction.

     The fair value of the Note Warrants, which are exercisable into 50,000 shares of common stock, which amounted to approximately $20,500 which, was calculated using the Black-Scholes option pricing model. Assumptions relating to the estimated fair value of the Note Warrants are as follows: fair value of common stock of $.80 on the commitment date of January 22, 2009; risk-free interest rate of 1.61%; expected dividend yield of zero percent; expected life of 1,825 days through January 30, 2014; and current volatility of 66.34%. Accordingly, we recorded aggregate discounts of $74,334 to the face value of the Notes which includes $20,500 for the relative fair value of the warrants in accordance with Accounting Principle Board Opinion No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” (“APB 14”). The discount is being accreted over the estimated life of the Notes of 6 months from the date of issuance on January 22, 2009. Accretion amounted to $28,337 through March 31, 2009 and is included as a component of interest expense in the accompanying Statement of Operations.

     We evaluated the conversion options embedded in the Notes to determine (in accordance with SFAS 133 and EITF 00-19) whether they should be bifurcated from their host instruments and accounted for as separate derivative financial instruments. We determined, in accordance with SFAS 133, that the risks and rewards of the common shares underlying the conversion feature are clearly and closely related to those of the host instrument. Accordingly the conversion features are being accounted for as embedded conversion options in accordance with EITF 98-5 and EITF 00-27.

NOTE 5 – RELATED PARTY TRANSACTIONS

     The Company has obtained insurance through an agency owned by one of its founding stockholders/directors. Insurance expense paid through the agency for the three months ended March 31, 2009 and 2008 was approximately $42,000 and $38,000 respectively, and $65,000 and $44,000 for the six months ended March 31, 2009 and 2008, respectively, and is partly deferred and partly included in selling, general and administrative expense in the accompanying condensed consolidated statement of operations.

     On May 15, 2008, subsequently amended on August 19, 2008, we entered into an equity financing arrangement with one of our directors that provided up to $3,000,000 of additional funding, terms of which provided for issuance of warrants to purchase 33,333 shares of common stock at $1.00 per share per month for the period the financing arrangement is in effect. The warrants have a five-year term. The equity financing arrangement expired on December 31, 2008. Accordingly, we recognized $82,166 of interest expense for the three and six months ended March 31, 2009 based on the fair value of the warrants as they were earned. The fair values were calculated using the Black-Scholes option pricing model with the following assumptions:

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

     On January 9, 2009, we entered into an equity financing arrangement with one of our directors that provided a commitment up to $2.2 million of additional funding. This arrangement superseded the existing equity financing arrangement between the same director and the Company that had been entered into on May 15, 2008 and amended August 19, 2008. Under the terms of this equity financing arrangement, under certain circumstances the Company may sell shares of its common stock to this director at the same price per share and other terms as the most recent sale of shares of its Common Stock to a third party in a transaction intended to raise capital. On May 13, 2009, the director agreed to increase the equity financing arrangement to $1.8 million available in exchange for a continuation of the ongoing grants of warrants to purchase 33,333 shares of common stock at $1.00 per share each month which is all available as of May 13, 2009, and which will be reduced on a dollar for dollar basis by the amount of the proceeds of the ongoing private placements of the Company’s securities or any additional placements of equity financing.

     This arrangement will terminate upon the earliest of: April 1, 2010; the date on which an aggregate of $1.8 million of proceeds from the ongoing private placements of the Company’s securities has been raised; acceleration of indebtedness of, or a judgment against, the Company in an amount greater than $25,000; the bankruptcy or insolvency of the Company; or the mutual consent of the Company and the director.

     In addition, in the event that the equity financing arrangement is drawn upon by the Company, then the director will have the right to purchase shares of common stock from two of the founding shareholders at a purchase price of $0.001 per share.

     We recognized $62,334 of interest expense for the three and six months ended March 31, 2009 based on the fair value of the warrants as they were earned. The fair values were calculated using the Black-Scholes option pricing model with the following assumptions:

Date Earned	Quantity Earned	Expected Life (days)	Strike Price	Fair Value of Common Stock	Volatility Rate	Dividend Yield	Risk-Free Interest Rate	Value per Warrant	Charge to Interest Expense

1/9/2009	100,000	1,825	$1.00	$0.80	66.34%	0%	1.51%	$0.41	$41,000
2/9/2009	33,333	1,825	$1.00	$0.80	66.34%	0%	1.99%	$0.41	$13,667
3/9/2009	33,333	1,825	$1.00	$0.54	66.34%	0%	1.90%	$0.23	$7,667

     Under a marketing agreement with a company owned by the wife of Beacon’s president, we provide procurement and installation services as a subcontractor. We earned revenue of approximately $30,000 and $0 for procurement and installation services provided under this marketing agreement for the three months ended March 31, 2009 and 2008, respectively. For the six months ended March 31, 2009 and 2008, we earned approximately $393,000 and $0 under this agreement.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

Operating Leases

     The Company has entered into operating leases for office facilities in Louisville, KY, Columbus, OH and Cincinnati, OH. A summary of the minimum lease payments due on these operating leases exclusive of the Company’s share of operating expenses and other costs:

2009	$150,605
2010	59,802

$210,407

Strategic Communications Tax Liability

     The assets acquired from Strategic Communications are encumbered by $313,000 of tax liens for delinquent sales and use, payroll and income taxes incurred by Strategic prior to the acquisition on December 20, 2007. As of March 31, 2009 the balance has been repaid and liens released.

Placement Agent Warrants

     Pursuant to a consulting agreement with a placement agent, we committed to issue warrants to purchase 1.5 million shares of common stock at exercise prices ranging from $1.00 to $2.50 per share. As the business of the placement agent is in transition, we are uncertain as to the distribution of these warrants to the parties involved. No services have been provided to date by the placement agent. Accordingly, we have not issued these warrants as of March 31, 2009 and are uncertain as to whether any services will be provided to us under this agreement or the timing of the issuance of any warrants at this time.

Engagement of Investor Relations Firm

     On January 20, 2009, we engaged an investor relations firm to aid us in developing a marketing plan directed at informing the investing public as to our business and increasing our visibility to FINRA registered broker/dealers, the investing public and other institutional and fund managers. In exchange for providing such services, the firm will receive $10,000 per month for the duration of the agreement, 10,000 shares of our restricted common stock per month for the first six months and 15,000 shares of our restricted common stock per month for the remaining six months for an aggregate of 150,000 shares of restricted stock. Concurrent with executing the agreement, we paid $20,000 and issued 20,000 shares of restricted common stock representing the installments for first two months of the contract. The 20,000 shares of fully vested non-forfeitable restricted stock with a fair value of $16,800 on date of grant was recorded as professional fees expense using the measurement principles enumerated under EITF 96-18. The contract has a 12 month term and can be terminated upon 30 days notice.

     On March 13, 2009, we engaged an investor relations firm to further aid us in developing a marketing plan directed at informing the investing public as to our business and increasing our visibility to FINRA registered broker/dealers, the investing public and other institutional and fund managers. In exchange for providing such services, the firm will receive $10,000 per month for the duration of the agreement. Concurrent with executing the agreement, we paid $10,000 and issued 200,000 shares of fully vested and non-forfeitable restricted common stock with a fair value of $80,000 on date of grant recorded as professional fees expense using the measurement principles enumerated under EITF 96-18 “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services” (“EITF 96-18”). The term of the agreement is 12 months, terminable upon 30 days notice after 6 months.

NOTE 7 – STOCKHOLDERS EQUITY

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

Preferred Stock

     Each share of Series A, Series A-1 and Series B preferred has voting rights equal to an equivalent number of common shares into which it is convertible. The Series A and A-1 Preferred Stock are convertible into common stock at any time, at the option of the holder at a conversion price of $.75 per share. The conversion price is subject to adjustment for stock splits, stock dividends, recapitalizations, dilutive issuances and other anti-dilution provisions, including circumstances in which we, at our discretion, issue equity securities or convertible instruments that feature prices lower than the conversion price specified in the Series A and A-1 preferred shares. The Series B Preferred Stock is convertible into common stock at any time, at the option of the holder at a conversion price of $.90 per share. The Series A, A-1 and B are also automatically convertible into shares of our common stock, at the then applicable conversion price upon the closing of a firm commitment underwritten public offering of shares of our common stock yielding aggregate proceeds of not less than $20 million or under certain other circumstances when the trading volume and average trading prices of the stock attain certain specified levels. The holders of the Series A and Series A-1 are entitled to receive contractual cumulative dividends in preference to any dividend on the common stock at the rate of 10% per annum on the initial investment amount commencing on the date of issue. The holders of the Series B are entitled to receive contractual cumulative dividends in preference to any dividend on the common stock (but subject to the rights of the Series A and Series A-1) at the rate of 6% per annum on the initial investment amount commencing on the date of issue. Such dividends are payable on January 1, April 1, July 1 and October 1 of each year. Dividends accrued but unpaid with respect to this feature amounted to $394,904, $65,450, and $11,152 as of March 31, 2009 for the Series A, A-1, and B preferred, respectively, and are presented as an increase in net loss available to the common stockholders of $126,000 and $251,152 for the three and six months ended March 31, 2009, respectively. The Company has the option of paying the dividend in either common stock or cash.

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

     The Series A, A-1 and B Preferred Stock also contains a right of redemption in the event of liquidation or a change in control. The redemption feature provides for payment of 125% of the face value and 125% of any accrued unpaid dividends in the event of bankruptcy, change of control, or any actions to take the Company private. The amount of the redemption preference was $5,063,880, $1,081,813, and $888,940 for the Series A, A-1, and B preferred, respectively, as of March 31, 2009.

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

     The Series B Preferred Shareholder relinquished their rights to full ratchet dilution in exchange for adjustment of the conversion price from $.90 to $.80 per common share. This conversion price adjustment resulted in a beneficial conversion feature, deemed dividend in the amount of $87,500, which was recognized in the three and six months ended March 31, 2009.

     Additionally, the Company agreed to adjust the exercise price of the attached warrants from $1.20 to $1.00 per share, thus triggering a beneficial conversion feature deemed dividend in the amount of $11,865, also recognized in the three and six months ended March 31, 2009.

Preferred Stock Dividend

     On October 7, 2008 and January 9, 2009, the Company elected to pay the contractual dividends due the Series A, A-1, and B preferred stock holders in additional shares of the related preferred stock. The shares of preferred stock are convertible into 289,012 shares of common stock. The Company follows the guidelines of EITF 00-27 when accounting for pay-in-kind dividends that are settled in convertible securities with beneficial conversion features. For the three and six months ended March 31, 2009 the Company therefore recorded a deemed dividend of $7,427 and $87,774, respectively related to the conversion feature based on the difference between the effective conversion price of the conversion option of $0.75 per share and the fair value of the common stock of $1.24 per share on the date of election which is considered the commitment date.

Preferred Stock Conversion to Common Stock

     During the six months ended March 31, 2009, holders of our Preferred Stock converted 343.8 shares of Series A and A-1 Preferred Stock into 458,397 shares of our common stock.

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

     On November 12, 2008, we engaged the Placement Agent in a private placement (the “November Common Offering”) of up to 3,750,000 Common Units for an aggregate purchase price of $3,000,000, with each Common Unit comprised of (i) one share of Common Stock, and (ii) a five year warrant to purchase one-half share of Common Stock (each, an “Common Offering Warrant”) at a purchase price of $1.00 per share (collectively the “Common Offering”). For the three and six months ended March 31, 2009 an anti-dilution provision of the stock offering of resulted in a requirement to issue an additional 148,929 shares of common stock at par value $0.001 or $148.93 has been recognized and classified as common stock. In the event that the Common Offering is oversubscribed, we may sell and issue up to an additional 562,500 Common Units.

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

     During the six months ended March 31, 2009, we sold an aggregate of 2,601,024 Common Units, under both of these offerings, to accredited investors for net proceeds of $1,586,304 (gross proceeds of $2,079,677 less offering costs of $493,373). Offering costs included fees paid to the placement agent of $375,826, a fee for the successful completion of the placement of $62,425 paid to a consultant and $55,122 in legal and related fees in addition to warrants to purchase 1,452,053 shares of our common stock at $1.00 per share with a 5 year term. We used the proceeds of the Common Offering to provide working capital.

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

     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which we adopted effective June 6, 2007 (date of inception). FIN 48 requires companies to recognize in their financial statements the impact of a tax position if that position is more likely than not of being sustained on audit based on the technical merits of the position. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 provides guidance on derecognition, classification, interest, and penalties, accounting in interim periods, and disclosure. For the three and six months ended March 31, 2009 we had no material uncertain tax positions. Significant tax jurisdictions that we file income tax returns in include the Commonwealth of Kentucky and the state of Ohio. We record penalties and interest if it is more likely than not of being sustained on audit based on the technical merits of the position. We record penalties in selling, general and administrative expenses and interest as interest expense.

NOTE 9 – EMPLOYEE BENEFIT PLANS

Stock Options and Other Equity Compensation Plans

     In March 2008, our Board of Directors adopted the 2008 Long Term Incentive Plan, subject to shareholder approval, referred to as the 2008 Incentive Plan. The 2008 Incentive Plan was approved by the shareholders on April 16, 2009. We reserved 1,000,000 shares of our common stock under the 2008 Incentive Plan and for other compensatory equity grants for the issuance of stock options, restricted stock awards, stock appreciation rights and performance awards, pursuant to which certain options will be granted. The terms and conditions of such awards are determined at the sole discretion of our board of directors or a committee designated by the Board to administer the plan. Previously unissued shares of our common stock are provided to a participant upon a participant’s exercise of vested options. Of the 1,000,000 shares authorized, 1,000,000 are available for future grants as of March 31, 2009.

     On October 7, 2008 and January 9, 2009, our Board of Directors authorized Beacon to grant employee stock options to purchase 25,000 and 285,000 shares of common stock, respectively.

     In accordance with SFAS 123(R), we recognized non-cash share-based compensation expenses as follows:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Six Months Ended March 31, 2009	Six Months Ended March 31, 2008

Non-Cash Share-Based Compensation Expense
Restricted Stock	$44,119	$44,610	$89,220	$176,983
Stock Options	54,883	356	61,870	356

Total Stock Compensation Expense	$99,002	$44,966	$151,090	$177,339

     We value stock options using the Black-Scholes option-pricing model. In determining the expected term, we separate groups of employees that have historically exhibited similar behavior with regard to option exercises and post-vesting cancellations. The option-pricing model requires the input of subjective assumptions, such as those listed below. The volatility rates are based on historical stock prices of similarly situated companies and expectations of the future volatility of the Company’s common stock. The expected life of options granted are based on historical data, which, as of March 31, 2009 is a partial option life cycle, adjusted for the remaining option life cycle by assuming ratable exercise of any unexercised vested options over the remaining term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The total expense to be recorded in future periods will depend on several variables, including the number of share-based awards.

     The fair values of options granted and outstanding were estimated on the date of grant using the following assumptions:

Date Earned	Quantity Issued	Expected Life (days)	Strike Price	Volatility	Dividend Yield	Risk-Free Interest Rate	Value per Option	Share Based Compensation

3/26/2008	90,000	2,373	$1.20	66.34%	0%	2.55%	$0.72	$64,980
5/8/2008	30,900	2,373	$1.00	66.34%	0%	2.99%	$0.64	$19,776
10/7/2008	25,000	2,373	$1.24	66.34%	0%	2.45%	$0.79	$19,750
1/9/2009	285,000	2,373	$0.80	66.34%	0%	1.99%	$0.50	$142,500

     Shares granted vest 33% annually as of the anniversary of the grant through 2011 and carry a ten year contractual term. As of March 31, 2009, there was approximately $6,000 in non-cash share-based compensation cost related to non-vested awards not yet recognized in our condensed consolidated statements of operations. This cost is expected to be recognized over the weighted average remaining vesting period of 2.3 years. Options to purchase an aggregate of 95,000 shares of common stock were vested at March 31, 2009. For the three and six months ended March 31, 2009, no shares were forfeited and no options were exercised.

Restricted Stock

     Prior to adoption of the 2008 Incentive Plan, on December 5, 2007, we issued 782,250 shares of restricted common stock with an aggregate fair value of $666,873 to our president in exchange for $156. Immediately upon the sale 150,000 shares vested with the remaining shares vesting in quantities of 210,750 shares on each of December 20, 2008, 2009 and 2010. We recognized $44,120 and $44,610 of share-based compensation expense during the three months ended March 31, 2009 and 2008, respectively, in connection with this grant. We recognized $89,221 and $176,983 of share-based compensation expense during the six months ended March 31, 2009 and 2008, respectively, in connection with this grant. Unamortized compensation under this arrangement amounted to $310,803 as of March 31, 2009 and will be amortized over the remaining vesting period through December 20, 2010. The shares vest immediately upon our termination without cause or the Executive’s resignation if in response to certain defined actions taken by us adverse to Executive’s employment which constitute good reason as defined in the Executive’s employment agreement. In the event of termination for cause, or resignation without good reason, we have the right to repurchase any unvested shares for nominal consideration.

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

     Total contributions under the Beacon Solutions 401(k) Plan, recorded as salaries and benefits expense, totaled approximately $36,900 for the three and six months ended March 31, 2009. Total contributions under the Beacon Solutions 401(k) Plan, recorded as salaries and benefits expense, totaled approximately $36,900 for the three and six months ended March 31, 2008.

NOTE 10 – SUBSEQUENT EVENTS

Sale of Common Stock and Warrants

     Subsequent to March 31, 2009, we sold and issued 1,411,250 Common Units to accredited investors for an aggregate purchase price of $1,129,000. The Company has used the proceeds of the Common Offering to provide working capital. The Placement Agent has earned cumulative cash commissions of $112,900 and warrants to purchase an aggregate of 211,690 shares of Common Stock.

Contractual Dividends

     On April 1, 2009, additional contractual dividends related to our Series A, A-1, and B Preferred Stock became due and payable in the aggregate amount of $190,000.

Common Stock Issuance

     Pursuant to the contract engaging the second investor relations firm, 10,000 Common Units were issued on each of April 16, and May 8, 2009.

Grant of Options to Purchase Common Stock

     On May 8, 2009, our Board of Directors granted options to purchase 250,000 shares of common stock to an advisor with a strike price of $1.19 per share which vest 33% each year on the anniversary of the grant.

Executive Employment Agreements

     On May 8, 2009, our Compensation Committee, Board of Directors and our executives agreed in principle to new employment agreements, each of which is described below.

     Bruce Widener, Chairman of the Board and Chief Executive Officer, was granted a base salary of $240,000 per year, retroactive to January 1, 2009, with a bonus potential of an additional $240,000 based on achievement of an increase in EBITDA of $5.0 million for the fiscal year ended September 30, 2009 as compared to the fiscal year ended September 30, 2008, measured as 24% of Fiscal 2009 EBITDA. In addition, the agreement includes a provision for three years severance pay for termination without cause, upon a change in control or if the executive resigns for good reason, including 50% of all unearned bonus opportunity for the remaining term of the agreement, immediate vesting of all unearned options, outplacement services and office expenses of up to $2,000 per month during the severance period. Finally, the agreement provides a grant of options to purchase up to 1.0 million shares of our common stock at an exercise price of $1.19 per share which vest in equal amounts over a three year period on the anniversary of the grant. The term of the agreement is 36 months and it provides for a minimum annual 5% cost of living adjustment.

     Richard Mills, President, was granted a base salary of $150,000 per year with a bonus potential of $80,000 based on achievement of an increase in EBITDA of $5.0 million for the fiscal year ended September 30, 2009 as compared to the fiscal year ended September 30, 2008, measured as 8% of Fiscal 2009 EBITDA. In addition, the agreement provides for commissions of approximately $120,000 based on the achievement of specific revenue targets and an expense allowance of $12,000 for entertaining clients and corporate functions. Further, the agreement includes a provision for 12 months severance pay for termination without cause or if the executive resigns for good reason. Finally, the agreement provides a grant of options to purchase up to 1.0 million shares of our common stock at an exercise price of $1.19 per share which vest in equal amounts over a three year period on the anniversary of the grant.

     Kenneth Kerr, Chief Operating Officer, was granted a base salary of $150,000 per year with a bonus potential of an additional $150,000 based on achievement of an increase in EBITDA of $5.0 million for the fiscal year ended September 30, 2009 as compared to the fiscal year ended September 30, 2008, measured as 15% of Fiscal 2009 EBITDA. In addition, the agreement includes a provision for 12 months severance pay for termination without cause or if the executive resigns for good reason.

     Robert Mohr, Chief Accounting Officer, Secretary and Treasurer, was granted a base salary of $150,000 per year with a bonus potential of an additional $60,000 based on achievement of an increase in EBITDA of $5.0 million for the fiscal year ended September 30, 2009 as compared to the fiscal year ended September 30, 2008, measured as 6% of Fiscal 2009 EBITDA. In addition, the agreement includes a provision for 12 months severance pay for termination without cause or if the executive resigns for good reason. Finally, the agreement provides a grant of options to purchase up to 250,000 shares of our common stock at an exercise price of $1.19 per share which vest in equal amounts over a three year period on the anniversary of the grant.

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

  general economic and business conditions, such as the current global recession, that may affect demand for our services and products and the ability of our customers to pay for such services and products;

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

Phase I Acquisitions

     Since December 20, 2007, Beacon has focused on the consolidation of various operational elements of the Phase I Acquisitions into a single core infrastructure. In the three months ended March 31, 2008, Beacon merged the four distinct payroll systems of the Phase I Acquisitions into one payroll system; launched a company-wide intranet and human resource information system; centralized the Company’s marketing, advertising and promotional programs; and introduced a company-wide Customer Relationship Management (CRM) system. We have also hired eight new sales executives in our primary markets; launched a network circuit sales group; rebranded our customer facing sales and support material; attempted to capitalize on cross-selling opportunities among our different product and service groups and merged five financial systems into one unified financial system.

Acquisition Growth Strategy

     We will continue to integrate Phase I Acquisitions into a single organization and to develop the internal infrastructure to scale the business. Consistent with our operating plan, upon our successful integration of these operations and the development of organic growth described below, we expect to pursue our phase II acquisition strategy, financed by additional debt or equity financings, by exploring acquisition targets to build around our three state operating hub to grow Beacon into a large regional telecommunications provider with a strong Southeast/Midwest concentration and focus.

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

Infrastructure Management Services

     Our Infrastructure Management Services are becoming an emerging revenue generator for our business. Infrastructure management services are defined by the combination and integration of our infrastructure design, installation, telecommunications, and information technology management services. By combining the integrated disciplines into one service, we are able to maintain, manage and document the complete low voltage infrastructure of our customer, a value added service that we believe reduces their cost of these services by up to 30% or more.

     One of the offerings under this program is our I3MAC Services offering which stands for Innovative, Intelligent, Installation, Moves, Adds, and Changes. It is an internally developed system that supports our network infrastructure management service offering which includes: Physical layer assessment; Network design and engineering; Bid specification; Materials, labor and logistics; Documentation, implementation and ongoing management of the physical network including all moves, adds, and changes. Today companies are asked to achieve more with fewer resources than ever before.

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

     As we ramp up our operations to provide our services to this client, we hope to establish a national presence to leverage with other national customers who may be able to take advantage of the savings we expect to provide with this value added service.

Results of Operations

     For the three and six months ended March 31, 2009 and 2008

     Revenue for the three months ended March 31, 2009 and 2008, was approximately $2,278,000 and $1,572,000 respectively, consisting of approximately $1,080,000 and $539,000 of business telephone system installations and time and materials services for system maintenance, $836,000 and $731,000 of engineering and design services, $232,000 and $302,000 of customer specific application design and time and material services, $86,000 and $0 of infrastructure management services, and $44,000 and $0 of carrier services. Revenue for the six months ended March 31, 2009 and 2008, was approximately $4,079,000 and $1,709,000 respectively, consisting of approximately $2,190,000 and $597,000 of business telephone system installations, and time and materials services for system maintenance, $1,276,000 and $780,000 of engineering and design services, $459,000 and $332,000 of customer specific application design and time and material services, $86,000 and $0 of infrastructure management services and $68,000 and $0 of carrier services.

     Cost of goods sold for the three months ended March 31, 2009 and 2008 amounted to approximately $1,392,000, and $839,000, respectively and consisted of approximately $766,000 and $294,000 of equipment and materials used in business telephone systems installations and parts used in services, $447,000 and $435,000 of direct labor, $86,000 and $105,000 of direct project related costs, and $93,000 and $5,000 of subcontractor fees incurred in providing all of our services. For the six months ended March 31, 2009 and 2008, Cost of goods amounted to approximately $2,709,000, and $874,000, respectively and consisted of approximately $1,430,000 and $301,000 of equipment and materials used in business telephone systems installations and parts used in services, $915,000 and $444,000 of direct labor, $181,000 and $122,000 of direct project related costs, and $183,000 and $7,000 of subcontractor fees incurred in providing all of our services

     For the three months ended March 31, 2009 we experienced an increase in sales of $706,000. This growth was across all service lines but margin contraction of 8% for the three months ended March 31, 2009 versus the three months ended March 31, 2008 resulted from an increase in material costs of $465,000 and increase of use of subcontractor resulting in additional costs of $88,000. For the six months ended March 31, 2009 sales increased $2,370,000 with margin contraction of 11% resulting from increased material costs of $1,103,000 or, direct labor costs increase of $470,000 or from increase utilization of our in-market professional service personnel and an increase of $175,000 or of subcontractor costs during the growth period.

     We believe that the conditions compressing our gross profit margins during the three months and six months ended March 31, 2009 and 2008 were a result of the rapid sales ramp up and expansion. Going forward we expect gross profit margins to stabilize as service mix becomes fully developed and entrenched.

     Salaries and benefits of approximately $1,019,000 and $1,126,000 for the three months ended March 31, 2009 and 2008 respectively, consisted of salaries and wages of approximately $734,000 and $757,000, commissions of $54,000 and $24,000, benefits of $123,000 and $143,000, payroll taxes of $108,000 and $138,000, and the company match of employee contributions to the 401k plan of $0 and $138,000. Non-cash share-based compensation of $99,000 and $285,000 related primarily to restricted stock that vested during the period is included in salaries and wages. For the six months ended March 31, 2009 and 2008 respectively, salaries and benefits of approximately $1,923,000 and $1,565,000, consisted of salaries and wages of approximately $1,376,000 and $1,150,000, commissions of $113,000 and $36,000, benefits of $213,000 and $165,000, payroll taxes of $183,000 and $151,000 and the company match of employee contributions to the 401k plan of $37,000 and $64,000. Non-cash share-based compensation of $153,000 and $0, related primarily to restricted stock that vested during the six months ended March 31, 2009 and 2008, is included in salaries and wages.

     Selling, general and administrative expense for the three months ended March 31, 2009 and 2008 of approximately $698,000 and $593,000 include approximately $151,000 and $141,000 of accounting and professional fees, charge for bad debt expense of $34,000 and $0, approximately $152,000 and $20,000 of expense related to investor relations, $40,000 and $62,000 of rent expense, $48,000 and $30,000 of telecommunications related expenses, $44,000 and $47,000 of travel related expenses, and approximately $31,000 and $32,000 of expenses related to business insurance, $45,000 and $104,000 of miscellaneous outside services and $80,000 and $157,000 of other administrative services Selling, general and administrative expense for the six months ended March 31, 2009 and 2008 of approximately $1,222,000 and $1,058,000 include approximately $254,000 and $218,000 of accounting and professional fees, charge for bad debt expense of $71,000 and $0, approximately $224,000 and $20,000 of expense related to investor relations, $90,000 and $68,000 of rent expense, $102,000 and $31,000 of telecommunications related expenses, $89,000 and $65,000 of travel related expenses, and approximately $73,000 and $37,000 of expenses related to business insurance, $66,000 and $104,000 of miscellaneous outside services and $180,000 and $515,000 of other administrative services

     Interest expense of approximately $227,000 and $115,000 for the three months ended March 31, 2009 and 2008, includes interest related to our Bridge Notes in addition to the notes payable issued in connection with our Phase I Acquisitions. Non-cash interest expense related to the accretion of the Bridge Notes to face value, warrants issued in exchange for certain financing arrangements, and the vesting of contingent bridge warrants was approximately $52,000 and $37,000 for the three months ended March 31, 2009 and 2008 and $62,000 and $0 related to warrants earned in connection with Put Right. For the six months ended March 31, 2009 and 2008 Interest expense of approximately $440,000 and $143,000, includes interest related to our Bridge Notes in addition to the notes payable issued in connection with our Phase I Acquisitions. Non-cash interest expense related to the accretion of the Bridge Notes to face value, warrants issued in exchange for certain financing arrangements, and the vesting of contingent bridge warrants was approximately $278,000 and $44,000

     Contractual dividends on our Series A, A-1, and B Preferred Stock amounted to approximately $126,000 and $0 for the three months ended March 31, 2009 and 2008. These amounts are included in accrued expenses as of March 31, 2009 and 2008. Contractual dividends on our Series A, A-1, and B Preferred Stock amounted to approximately $251,000 and $7,000 for the six months ended March 31, 2009 and 2008. These amounts are included in accrued expenses as of March 31, 2009 and 2008. Deemed dividends related to the beneficial conversion feature embedded in our Series A, A-1, and B Preferred Stock of approximately $107,000 and $3,000,000 was recognized during the three months ended March 31, 2009 and 2008. Deemed dividends related to the beneficial conversion feature embedded in our Series A, A-1, and B Preferred Stock of approximately $187,000 and $3,900,000 was recognized during the six months ended March 31, 2008.

Liquidity and Capital Resources

     For the six months ended March 31, 2009 and 2008, net cash used in operating activities of approximately ($1,965,000) and ($1,313,000) consisted primarily of a net loss of approximately ($2,516,000) and ($2,131,000) and a net decrease in cash of approximately ($882,000) and ($26,000) due to increase in accounts receivables and other current assets. These amounts were offset by increases in cash due to an increase in account payable and accrued expenses of $426,000 and $313,000, customer deposits of approximately $69,000 and $(122,000). Finally, cash used in operations was impacted by non-cash depreciation and amortization of $302,000 and $202,000, non-cash interest of $303,000 and $44,000, share based payments of approximately $248,000 and $463,000 and other non-cash activities of $79,000 and $0.

     For the six months ended March 31, 2009 and 2008, cash used in investing activities of approximately $86,000 and $2,185,000 consisted of purchases of fixed assets of $86,000 and $47,000 and acquisition of a business of $0 and $2,139,000.

     For the six months ended March 31, 2009 and 2008, cash provided by financing activities of approximately $1,962,000 and $4,148,000 was derived primarily from approximately $1,589,000 and $0 of net proceeds from the sale of common stock (gross proceeds of approximately $2,082,000 and $0 less placement costs of approximately $493,000 and $0) raised in our common stock offerings, proceeds of $300,000 and $3,876,000 from conversion of preferred shares to common, net payments of $(46,000) and $(250,000) from lines of credit and $0 and $422,000 from proceeds of issuance of bridge notes, repayments of debt of approximately ($298,000) and $(495,000) and payments of capital lease obligations of ($8,000) and ($5,000). Additional proceeds from issuance of convertible notes of $500,000 and $0 with payment of referral finance costs of $(75,000) and $0 for the six months ended March 31, 2009 and 2008.

     We incurred a net loss of approximately ($1,440,000) and ($4,272,000) for the three months ended March 31, 2009 and 2008 respectively. For the six months ended March 31, 2009 and 2008 respectively, we incurred a net loss of approximately ($2,954,000) and ($6,033,000). At March 31, 2009 and 2008, our accumulated deficit amounted to approximately ($12,125,000) and ($9,171,000). We had cash of $38,000 and $127,000 and a working capital deficit of approximately $1,529,000 and $1,125,000 at March 31, 2009 and 2008.

     On October 29, November 17 and November 19, 2008, Beacon and Midian Properties, LLC, entered into short term credit facilities in the amounts of $100,000, $120,000 and $70,000, respectively, the principal of which was due and payable to the holder within seven (7) days of issuance along with a 0.5% origination fee. Should the holder declare the notes in default, the notes shall bear interest at the rate of 18% per annum from the date of default until paid in full. The notes were not declared in default at any time and the principal has been paid back from time to time from November 20, 2008 through January 28, 2009 when the amounts were paid back in full. On March 27, 2009, Beacon and Midian, entered into a short term credit facility in the amount of $53,000, the principal of which was due and payable to the holder within seven (7) days of issuance along with a 1% origination fee. Should the holder declare the notes in default, the notes shall bear interest at the rate of 18% per annum from the date of default until paid in full. On November 12, 2008, Beacon engaged a registered broker-dealer in a private placement of Common Stock and Warrants to raise $3.0 million of equity financing. As of May 12, 2009 we have raised $3.0 million pursuant to this offering.

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

     On January 9, 2009, we entered into an equity financing arrangement with one of our directors that provided up to $2.2 million of additional funding, the terms of which provide for compensation of a one-time grant of warrants to purchase 100,000 shares of common stock at $1.00 per share and ongoing grants of warrants to purchase 33,333 shares of common stock at $1.00 per share each month that the financing arrangement is in effect. The warrants have a five year term. The commitment will be reduced on a dollar for dollar basis as we raise additional equity capital in private offerings, described above, and terminating upon completion of equity financing of $2.2 million, upon mutual agreement or on January 1, 2010. On May 13, 2009, the director agreed to increase the equity financing arrangement to $1.8 million available in exchange for a continuation of the ongoing grants of warrants to purchase 33,333 shares of common stock at $1.00 per share each month which is all available as of the day of filing of this Quarterly Report on Form 10-Q. On January 22, 2009, Beacon entered into convertible notes payable with a group of private investors (the “Notes”) facilitated by a broker/dealer. Proceeds of the Notes were $500,000 in the aggregate of which the broker/dealer received a cash commission of $50,000 and a non-accountable expense reimbursement of $25,000. The net proceeds were used to pay off certain short term debts with the balance used as working capital. The Notes have a maturity date of July 21, 2009 and bear interest at a fixed annual rate of 12.5% due monthly. The Notes can be extended by Beacon to January 21, 2010 and, upon extension, will bear interest at a fixed annual rate of 15% from the original maturity date to the extended maturity date due monthly along with principal payments of 16.67% of the principal due monthly from the original maturity date through the extended maturity date until paid in full. The Notes can be prepaid at any time on or after March 21, 2009 in whole or in part upon 30 days prior written notice to the holders without penalty. The holder may convert the Notes into shares of Beacon Common Stock, par value $0.001, at the rate of $0.75 per share in minimum increments of $5,000. The holder received a five-year warrant to purchase one share of Beacon Common Stock at a purchase price of $1.00 per share per $10 of Note balance. The Notes contain certain provisions in the event of default that could result in acceleration of payment of the entire balance including accrued and unpaid interest. Acceleration of the Note in the event of default would also result in the interest rate increasing by 0.4166% per event.

     As widely reported, the financial markets have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in securities prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Among other risks we face, the current tightening of credit in financial markets may adversely affect our ability to obtain financing in the future, including, if necessary, to fund our organic growth strategy or a strategic acquisition, and/or ability to refinance our debt as it comes due.

     We believe that our currently available cash, the proceeds of our equity financing activities, the equity financing arrangement, further debt financing and refinancing, and funds we expect to generate from operations will enable us to effectively operate our business and pay our debt obligations as they become due within the next twelve months through April 1, 2010. We require additional capital in order to execute our current business plan. If we are unable to raise additional capital, we will be required to take various measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing our business development activities, suspending the pursuit of our business plan, and controlling overhead expenses. We cannot provide any assurance that we will raise additional capital. We have not secured any commitments for new financing at this time, nor can we provide any assurance that new financing will be available to us on acceptable terms, if at all.

Off-Balance Sheet Arrangements

     We have four operating lease commitments for real estate used for office space and production facilities.

     Contractual Obligations as of March 31, 2009

     The following is a summary of our contractual obligations as of March 31, 2009:

		Payment Due by Period

Contractual Obligations	Total	Year 1	Years 2-3	Years 4-5	Thereafter

Long-term debt obligations	$2,737,298	$1,124,226	$1,509,004	$104,068
Interest obligations (1)	$203,017	69,265	114,896	18,856
Operating lease obligations (2)	$210,407	150,605	59,802

	$3,150,722	$1,344,096	$1,683,702	$122,924	$–

(1)	Interest obligations assume Prime Rate of 3.25% at March 31, 2009. Interest rate obligations are presented through the maturity dates of each component of long-term debt.

(2)	Operating lease obligations represent payment obligations under non- cancelable lease agreements classified as operating leases and disclosed pursuant to Statement of Financial Accounting Standards No. 13 “Accounting for Leases,” as may be modified or supplemented. These amounts are not recorded as liabilities of the current balance sheet date.

     Dividends on Series A and A-1 Preferred Stock are payable quarterly at an annual rate of 10% and Series B Preferred Stock is payable quarterly at an annual rate of 6%, in cash or the issuance of additional shares of Series A, A-1, and B Preferred Stock, at our option. If we were to fund dividends accruing during the twelve months ended March 31, 2010 in cash, the total obligation would be $504,000 based on the number of shares of Series A, A-1 and B Preferred Stock outstanding as of March 31, 2009.

     We currently anticipate the cash requirements for capital expenditures, operating lease commitments and working capital will likely be funded with our existing fund sources and cash provided from operating activities. In the aggregate, total capital expenditures are not expected to exceed $750,000 for the twelve months ended March 31, 2010 and can be curtailed based on actual results of operations.

Working Capital

     As of March 31, 2009, our current liabilities exceed current assets by approximately $1,529,000. Certain vendors have agreed to defer payment or agreed to payment plans. Our working capital deficit has decreased by approximately $151,000 and increased approximately $403,000 during the three and six months ended March 31, 2009. We can give no assurance that we will continue to be successful in our efforts to negotiate favorable terms with our vendors.

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

Certain Relationships and Related Party Transactions

     The Company has obtained insurance through an agency owned by one of its founding stockholders. Insurance expense paid through the agency for the three and six months ended March 31, 2009 was approximately $42,000 and $65,000, respectively, and is partly deferred and partly included in selling, general and administrative expense in the accompanying condensed consolidated statement of operations.

     On May 15, 2008, subsequently amended on August 19, 2008, we entered into an equity financing arrangement with one of our directors that provided up to $3,000,000 of additional funding, the terms of which provided for issuance of warrants to purchase 33,333 shares of common stock at $1.00 per share per month for the period the financing arrangement is in effect. The warrants have a five-year term. The equity financing arrangement expired on December 31, 2008. Accordingly, we recognized $82,166 of interest expense for the three and six months ended March 31, 2009 based on the fair value of the warrants as they were earned. The fair values were calculated using the Black-Scholes option pricing model with the following assumptions:

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

     On January 9, 2009, we entered into an equity financing arrangement with one of our directors that provided up to $2.2 million of additional funding, the terms of which provide for compensation of a one-time grant of warrants to purchase 100,000 shares of common stock at $1.00 per share and ongoing grants of warrants to purchase 33,333 shares of common stock at $1.00 per share each month that the financing arrangement is in effect. The warrants have a five year term. The commitment will be reduced on a dollar for dollar basis as we raise additional equity capital in private offerings, described above, and terminating upon completion of equity financing of $2.2 million, upon mutual agreement or on January 1, 2010. As of May 8, 2009, approximately $330,000 was available under this financing arrangement. We recognized $62,133 of interest expense for the three and six months ended March 31, 2009 based on the fair value of the warrants as they were earned. The fair values were calculated using the Black-Scholes option pricing model with the following assumptions:

Date Earned	Quantity Earned	Expected Life (days)	Strike Price	Fair Value of Common Stock	Volatility Rate	Dividend Yield	Risk-Free Interest Rate	Value per Warrant	Charge to Interest Expense

1/9/2009	100,000	1,825	$1.00	$0.80	66.34%	0%	1.51%	$0.41	$41,000
2/9/2009	33,333	1,825	$1.00	$0.80	66.34%	0%	1.99%	$0.41	$13,667
3/9/2009	33,333	1,825	$1.00	$0.54	66.34%	0%	1.90%	$0.23	$7,667

ITEM 4(T). CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated and communicated to our executive officers to allow timely decisions regarding required disclosure. As of March 31, 2009, our Chief Executive Officer, who acts in the capacity of principal executive officer and our Chief Accounting Officer who acts in the capacity of principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2009, based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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

     Specifically, we have engaged a firm to assist us with migrating from our current unified accounting system to Microsoft Dynamics GP including the modules that assist with Sarbanes-Oxley compliance. Additionally, we have implemented a control matrix and software to identify our critical internal accounting controls and measure compliance on a month to month basis to ensure our controls are effective. In addition, we have implemented further controls to aid and improve our inventory systems to ensure they are operating effectively and added controls over revenue recognition to ensure appropriate compliance with current accounting standards. Finally, we have hired an additional accounting resource, bringing the number of Certified Public Accountants on our staff to three, to assist in the day to day accounting functions. We believe that our internal controls risks are partially mitigated by the fact that our Chief Executive Officer and Chief Accounting Officer review and approve substantially all of our major transactions and we have, when needed, hired outside experts to assist us with implementing complex accounting principles. We believe that our weaknesses in internal control over financial reporting and our disclosure controls relate primarily to the fact that we are an emerging business with limited personnel. Our Chief Accounting Officer was our only employee with SEC reporting experience as of the date of this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

     Except as discussed above, there were no changes in our internal control over financial reporting during our last fiscal quarter that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

Executive Employment Agreements

     On May 8, 2009, our Compensation Committee, Board of Directors and our executives agreed in principle to new employment agreements, each of which is described below.

     Bruce Widener, Chairman of the Board and Chief Executive Officer, was granted a base salary of $240,000 per year, retroactive to January 1, 2009, with a bonus potential of an additional $240,000 based on achievement of an increase in EBITDA of $5.0 million for the fiscal year ended September 30, 2009 as compared to the fiscal year ended September 30, 2008, measured as 24% of Fiscal 2009 EBITDA. In addition, the agreement includes a provision for three years severance pay for termination without cause, upon a change in control or if the executive resigns for good reason, including 50% of all unearned bonus opportunity for the remaining term of the agreement, immediate vesting of all unearned options, outplacement services and office expenses of up to $2,000 per month during the severance period. Finally, the agreement provides a grant of options to purchase up to 1.0 million shares of our common stock at an exercise price of $1.19 per share which vest in equal amounts over a three year period on the anniversary of the grant. The term of the agreement is 36 months and it provides for a minimum annual 5% cost of living adjustment.

     Richard Mills, President, was granted a base salary of $150,000 per year with a bonus potential of $80,000 based on achievement of an increase in EBITDA of $5.0 million for the fiscal year ended September 30, 2009 as compared to the fiscal year ended September 30, 2008, measured as 8% of Fiscal 2009 EBITDA. In addition, the agreement provides for commissions of approximately $120,000 based on the achievement of specific revenue targets and an expense allowance of $12,000 for entertaining clients and corporate functions. Further, the agreement includes a provision for 12 months severance pay for termination without cause or if the executive resigns for good reason. Finally, the agreement provides a grant of options to purchase up to 1.0 million shares of our common stock at an exercise price of $1.19 per share which vest in equal amounts over a three year period on the anniversary of the grant.

     Kenneth Kerr, Chief Operating Officer, was granted a base salary of $150,000 per year with a bonus potential of an additional $150,000 based on achievement of an increase in EBITDA of $5.0 million for the fiscal year ended September 30, 2009 as compared to the fiscal year ended September 30, 2008, measured as 15% of Fiscal 2009 EBITDA. In addition, the agreement includes a provision for 12 months severance pay for termination without cause or if the executive resigns for good reason.

     Robert Mohr, Chief Accounting Officer, Secretary and Treasurer, was granted a base salary of $150,000 per year with a bonus potential of an additional $60,000 based on achievement of an increase in EBITDA of $5.0 million for the fiscal year ended September 30, 2009 as compared to the fiscal year ended September 30, 2008, measured as 6% of Fiscal 2009 EBITDA. In addition, the agreement includes a provision for 12 months severance pay for termination without cause or if the executive resigns for good reason. Finally, the agreement provides a grant of options to purchase up to 250,000 shares of our common stock at an exercise price of $1.19 per share which vest in equal amounts over a three year period on the anniversary of the grant.

ITEM 6. EXHIBITS

Part I Exhibits

10.1	Beacon Solutions 2008 Long Term Incentive Plan.

31.1	Certification of Principal Executive Officer, pursuant to Rules 13a-14(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Rules 13a-14(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*  - This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Beacon Enterprise Solutions Group, Inc.

Date: May 13, 2009	By:	/s/ Bruce Widener
Bruce Widener
Chief Executive Officer and
Chairman of the Board of Directors

and

Date: May 13, 2009	By:	/s/ Robert Mohr
Robert Mohr
Principal Financial Officer