Form 10-Q
period 2009-06-30
BEACON ENTERPRISE SOLUTIONS GROUP INC
filed 2009-08-12
CIK 1122063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _____________________

Commission File No.000-31355
BEACON ENTERPRISE SOLUTIONS GROUP, INC.

(Name of registrant in its charter)

Nevada	81-0438093

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

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

As of August 12, 2009, Beacon Enterprise Solutions Group, Inc. had a total of 19,924,323 shares of common stock issued and outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Beacon Enterprise Solutions Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheet

	June 30,	September 30,
	2009	2008

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$548,205	$127,373
Accounts receivable, net	2,458,075	1,505,162
Inventory, net	522,109	597,794
Prepaid expenses and other current assets	598,583	44,745

Total current assets	4,126,972	2,275,074
Property and equipment, net	320,189	310,703
Goodwill	2,791,648	2,791,648
Other intangible assets, net	3,456,972	3,802,717
Inventory, less current portion	160,610	160,610
Security deposits	6,050	15,639
Other Non-Current assets	5,197

Total assets	$10,867,638	$9,356,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term credit obligations	$50,000	$200,000
Convertible Note Payable (net of $8,625 discount)	491,375
Current portion of long-term debt	491,829	495,595
Current portion of capital lease obligations	–	11,928
Bridge notes (net of $57,051 discount)	642,949	–
Accounts payable	1,598,422	1,225,509
Accrued expenses	1,477,441	1,105,078
Accrued dividends	56,592	220,354
Customer deposits	39,737	95,767
Deferred tax liability	45,472	45,472

Total current liabilities	4,893,817	3,399,703
Long-term debt, less current portion	922,449	1,316,477
Bridge notes (net $128,840 discount)	–	571,160

Total liabilities	5,816,266	5,287,340

Stockholders’ equity
Preferred Stock: $0.01 par value, 5,000,000 shares authorized, 5,706 and
5,200 shares outstanding, respectively, in the following classes:
Series A convertible preferred stock, $1,000 stated value, 4,500 shares authorized, 4,145 and 4,000 shares issued and outstanding, respectively,
(liquidation preference $5,221,646 and $5,243,630, respectively)	4,145,613	4,000,000
Series A-1 convertible preferred stock, $1,000 stated value, 1,000 shares authorized, 885 and 800 shares issued and outstanding, respectively,
(liquidation preference $1,111,248 and $1,031,813, respectively)	885,465	800,000
Series B convertible preferred stock, $1,000 stated value, 4,000 shares authorized, 700 and 400 shares issued and outstanding, respectively,
(liquidation preference $902,068 and $500,000, respectively)	700,000	400,000
Common stock, $0.001 par value 70,000,000 shares authorized,
19,196,907 and 12,093,021 shares issued and issued and
outstanding, respectively	19,196	12,093
Additional paid in capital	13,120,564	8,027,602
Accumulated deficit	(13,819,466)	(9,170,644)

Total stockholders’ equity	5,051,372	4,069,051

Total liabilities and stockholders’ equity	$10,867,638	$9,356,391

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beacon Enterprise Solutions Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Net sales	$3,038,999	$2,364,605	$7,118,084	$4,073,435

Cost of goods sold	1,280,622	1,444,807	2,892,075	2,318,564
Cost of services	836,981	–	1,934,372	–

	2,117,603	1,444,807	4,826,447	2,318,564

Gross profit	921,396	919,798	2,291,637	1,754,871

Operating expense
Salaries and benefits	1,185,951	1,116,705	3,108,538	2,623,239
Selling, general and administrative	894,530	531,562	2,117,260	1,589,322
Depreciation Expense	37,693	23,571	109,132	44,749
Amortization of intangible assets	115,248	160,101	345,745	341,256

Total operating expense	2,233,422	1,831,939	5,680,675	4,598,566

Loss from operations	(1,312,026)	(912,141)	(3,389,038)	(2,843,695)
Other expenses
Interest expense	(221,849)	(120,068)	(661,818)	(321,921)
Interest income	227	3,222	589	5,911

Total other expenses	(221,622)	(116,846)	(661,229)	(316,010)

Net loss	(1,533,648)	(1,028,987)	(4,050,267)	(3,159,705)
Preferred Stock:
Contractual dividends	(160,264)	(93,019)	(411,416)	(100,354)
Deemed dividends related to beneficial conversion feature	–	(60,212)	(187,139)	(3,955,809)

Net loss available to common stockholders	$(1,693,912)	$(1,182,218)	$(4,648,822)	$(7,215,868)

Net loss per share to common stockholders - basic and diluted	$(0.11)	$(0.11)	$(0.32)	$(0.81)

Weighted average shares outstanding
basic and diluted	16,066,243	10,468,021	14,581,935	8,926,307

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beacon Enterprise Solutions Group, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

	Series A Convertible Preferred Stock		Series A-1 Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock

	Shares	$1,000 Stated Value	Shares	$1,000 Stated Value	Shares	$1,000 Stated Value	Shares	$0.001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Total

Balance at September 30, 2008	4,000	$4,000,000	800	$800,000	400	$400,000	12,093,021	$12,093	$8,027,602	$(9,170,644)	$4,069,051
Vested portion of share based
payments to employee for services									318,028		318,028
Conversion of debt to Preferred shares					300	300,000					300,000
Conversion of Preferred shares to common	(344)	(343,800)					458,397	458	343,342		–
Common Stock issued
in private placement							5,960,350	5,960	4,763,778		4,769,738
Private placement offering costs									(996,783)		(996,783)
Shares committed to Anti-dilution adjustment							285,139	285	(285)		0
Common Stock issued
for investor relations agreements							250,000	250	123,550		123,800
Common Stock issued for investor
relations agreements subject to conditions							150,000	150	(150)		–
Vested portion of share based
payments to non-employee for services									13,700		13,700
Beneficial conversion feature -
deemed preferred stock dividend									175,274	(175,274)	–
Discount on Convertible Notes Payable									74,334		74,334
Vested contingent bridge warrants									56,840		56,840
Warrants issued for equity financing
agreement									209,469		209,469
Series A Preferred Stock contractual
dividends										(326,214)	(326,214)
Series A Preferred Stock contractual
dividends paid in kind	489	489,413									489,413
Series A-1 Preferred Stock contractual
dividends										(63,549)	(63,549)
Series A-1 Preferred Stock contractual
dividends paid in kind			85	85,465							85,465
Series B Preferred Stock contractual
dividends										(21,653)	(21,653)
Beneficial conversion feature -
deemed Investor Warrant dividend									11,865	(11,865)	–

Net loss										(4,050,267)	(4,050,267)

Balance at June 30, 2009 (unaudited)	4,145	$4,145,613	885	$885,465	700	$700,000	19,196,907	$19,196	$13,120,564	$(13,819,466)	$5,051,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beacon Enterprise Solutions Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	For the nine	For the nine
	Months Ended	Months Ended
	June 30,	June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,050,267)	$(3,159,750)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in reserve for obsolete inventory	98,536	20,000
Change in reserve for doubtful accounts	79,729	50,000
Depreciation and Amortization	454,815	386,005
Non-cash interest	428,508	170,904
Share based payments	455,528	447,255
Changes in operating assets and liabilities:
Accounts receivable	(1,032,642)	(759,259)
Inventory	(22,851)	(98,004)
Prepaid expenses and other current assets	(503,838)	22,238
Accounts payable	372,913	570,351
Customer deposits	(56,030)	(193,408)
Other assets	4,392	110,015
Accrued expenses	372,362	589,136

NET CASH USED IN OPERATING ACTIVITIES	(3,398,845)	(1,844,517)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(118,556)	(69,244)
Acquisition of businesses, net of acquired cash		(2,186,611)

NET CASH USED IN INVESTING ACTIVITIES	(118,556)	(2,255,855)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuances of bridge notes		422,000
Proceeds from sale of preferred stock, net of offering costs	343,000	3,876,460
Proceeds from sale of common stock, net of offering costs	3,772,955
Proceeds from issuance of convertible notes	500,000
Payment of referral finance costs	(75,000)
Payments under lines of credit		(250,000)
Net proceeds under lines of credit	150,000	200,000
Proceeds from note payable		600,000
Payments of notes payable	(740,794)	(675,205)
Payments of capital lease obligations	(11,928)	(8,312)

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,938,233	4,164,943

NET INCREASE IN CASH AND CASH EQUIVALENTS	420,832	64,571
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	127,373	62,211

CASH AND CASH EQUIVALENTS - END OF PERIOD	$548,205	$126,782

Supplemental disclosures
Cash paid for:
Interest	$141,953	$85,368

Income taxes	–	$–

Acquisition of businesses
Accounts receivable		$689,001
Inventory		639,410
Prepaid expenses and other current assets		55,283
Property and equipment		226,743
Goodwill		2,750,696
Customer relationships		3,704,074
Non-compete agreements		500,000
Tradenames		100,000
Security deposits		27,591
Line of credit		(250,000)
Accounts payable and accrued expenses		(832,132)
Customer deposits		(292,692)
Long-term debt assumed		(354,199)
Capital lease obligations		(25,490)
Less: common stock issued as purchase consideration		(2,741,250)
Less: acquisition notes issued to sellers of acquired businesses		(1,973,500)
Less: accrued acquisition costs		(36,924)

Cash used in acquisition of businesses (net of $148,283 of cash acquired)		$2,186,611

Accrued Offering Costs		$481,407

Bridge note warrants		$72,000

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

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements as of June 30, 2009 and 2008, and for the three and nine month periods then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited consolidated financial statements. The unaudited condensed consolidated balance sheet as of June 30, 2009, condensed consolidated statements of operations for the three and nine months ended June 30, 2009 and 2008, and the condensed consolidated statements of stockholders’ equity and cash flows for the nine months ended June 30, 2009 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which Beacon considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and nine months ended June 30, 2009 are not necessarily indicative of results to be expected for the year ending September 30, 2009 or for any future interim period. The accompanying condensed consolidated financial statements should be read in conjunction with Beacon’s consolidated financial statements and notes thereto included in Beacon’s Annual Report on Form 10-K, which was filed with the SEC on January 13, 2009.

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

     Professional Services Revenue - The Company generally bills its customers for professional telecommunications and data consulting services based on hours of time spent on any given assignment at its hourly billing rates. As it relates to delivery of these services, the Company recognizes revenue under these arrangements as the work is completed and the customer has indicated their acceptance of services by approving a work order milestone or completion order. For certain engagements, the Company enters into fixed bid contracts, and recognizes revenue as phases of the project are completed and accepted by the client. We generated approximately $909,000 and $1,042,000 of professional services revenue during the three months ended June 30, 2009 and 2008, respectively. We generated approximately $2,644,000 and $2,075,000 of professional services revenue during the nine months ended June 30, 2009 and 2008, respectively.

     Time and Materials Contracts –Time and materials contracts, which generally include product sales and installation services, are billed when services are completed based on fixed labor rates plus materials or based on the terms and conditions of the contract. A substantial majority of the Company’s services in this category are completed in short periods of time. The Company may, on occasion, enter into long-term contracts in which it would be appropriate to recognize revenue using long-term contract accounting such as the percentage of completion method. We generated revenue of approximately $2,101,000 and $1,314,000 from short-term time and materials contracts for the three months ended June 30, 2009 and 2008, respectively. We generated revenue of approximately $4,378,000 and $1,964,000 from short-term time and materials contracts for the nine months ended June 30, 2009 and 2008, respectively.

     Maintenance Contracts – The Company, as a representative of various original equipment manufacturers, sells extended maintenance contracts on equipment it sells and also acts as an authorized servicing agent with respect to these contracts. These contracts, which are sold as separate agreements from other products and services, are individually negotiated and are generally not bundled with other products and services. For maintenance contract sales, the Company applies the factors discussed in EITF 99-19 in determining whether to recognize product revenue on a gross or net basis. Maintenance contracts are typically manufacturer maintenance contracts that are sold to the customer on a reseller basis. Based on an analysis of the factors set forth in EITF 99-19, the Company has determined that it acts as an agent in these situations, and therefore recognizes revenue on a net basis. The Company’s share of revenue that it earns from originating these contracts is deferred and recognized over the life of the contract. Material and labor is charged for any service calls under these maintenance contracts on a time and materials basis which is charged to either the customer or manufacturer. We recognized approximately $29,000 and $9,000 of net maintenance revenue during both the three months ended June 30, 2009 and 2008, respectively. We recognized approximately $95,000 and $35,000 of net maintenance revenue during both the nine months ended June 30, 2009 and 2008, respectively.

     For the nine months ended June 30, 2009 and 2008, revenue of approximately $0 and $166,000 was recorded related to certain contracts for which the customer requested the Company bill and hold materials to secure the price of the materials from further price increases related to inflation in commodities underlying the materials.

     Sales Tax - The Company accounts for sales taxes collected on behalf of government authorities using the net method. Pursuant to this method, sales taxes are included in the amounts receivable and a payable is recorded for the amounts due to the government agencies.

Use of Estimates

     The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates. These estimates and assumptions include valuing equity securities and derivative financial instruments issued as purchase consideration in business combinations and/or in financing transactions and in share based payment arrangements, accounts receivable reserves, inventory reserves, deferred taxes and related valuation allowances, allocating the purchase price to the fair values of assets acquired and liabilities assumed in business combinations (including separately identifiable intangible assets and goodwill) and estimating the fair values of long lived assets to assess whether impairment charges may be necessary. As of June 30, 2009, our reserve for bad debt was approximately $130,000 and our reserve for obsolete inventory was approximately $97,000. As of June 30, 2009, management believes the reserve balances are sufficient. These reserves are included in accounts receivable, net and Inventory, net in the accompanying June 30, 2009 condensed consolidated balance sheet, respectively.

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

     Management considered the Company’s loss for the three months ended June 30, 2009 as part of an evaluation of the carrying amounts of the Company’s intangible assets as of June 30, 2009 and has determined that no impairment charges are necessary at this time.

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

Net Loss Per Share

     Net loss per share is presented in accordance with SFAS No. 128 “Earnings Per Share.” (“SFAS 128”) Under SFAS 128, basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average shares of common stock outstanding for the period and excludes any potentially dilutive securities. Diluted earnings per share reflects the potential dilution that would occur upon the exercise or conversion of all dilutive securities into common stock. The computation of loss per share for the three and nine months ended June 30, 2009 and 2008 excludes potentially dilutive securities because their inclusion would be anti-dilutive.

     Shares of common stock issuable upon conversion or exercise of potentially dilutive securities at June 30, 2009 are as follows:

			Total
	Stock	Common	Common
	Options and	Stock	Stock
	Warrants	Equivalents	Equivalents

Series A Convertible Preferred Stock	2,666,666	5,527,484	8,194,150
Series A-1 Convertible Preferred Stock	533,333	1,180,620	1,713,953
Series B Convertible Preferred Stock	350,000	875,000	1,155,274
Common Stock Offering Warrants	3,790,577		3,790,577
Placement Agent	2,385,176		2,385,176
Affiliate Warrants	600,000		600,000
Bridge Financings	1,211,000	1,166,666	2,377,666
Convertible Notes Payable	50,000	666,666	716,667
Compensatory	300,000		300,000
Equity Financing Arrangements	666,663		666,663
Employee Stock Options	2,980,900		2,980,900

	15,534,315	9,416,436	24,881,025

     Subsequent to June 30, 2009, we issued warrants to purchase an aggregate of 163,708 shares of our common stock referred to as Common Stock Offering Warrants, warrants to purchase an aggregate of 35,050 shares of our common stock referred to as Placement Agent Warrants, warrants to purchase 66,666 shares of our common stock as compensation for an Equity Financing Arrangement and issued options to purchase 350,000 shares of common stock. Additionally 25,000 warrants were issued in conjunction with the August 2009 Bridge Note.

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

     In June 2007, the EITF reached a consensus on EITF Issue No. 06-11, “Accounting for Income Tax Benefits on Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 addresses share-based payment arrangements with dividend protection features that entitle employees to receive (a) dividends on equity-classified nonvested shares, (b) dividend equivalents on equity-classified nonvested share units, or (c) payments equal to the dividends paid on the underlying shares while an equity-classified share option is outstanding, when those dividends or dividend equivalents are charged to retained earnings under SFAS 123R and result in an income tax deduction for the employer. A realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings are paid to employees for equity-classified nonvested shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase in additional paid in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payments for fiscal years beginning after December 15, 2007. The adoption of this pronouncement did not have a material impact on the condensed consolidated financial statements prospectively. SFAS 160 will have an impact on the presentation and disclosure of the noncontrolling interests of any non wholly-owned businesses after the effective date of this pronouncement

     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 “Disclosure about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is evaluating the impact of this pronouncement on the Company’s condensed consolidated financial position, results of operations and cash flows. The adoption of this pronouncement did not have a material impact on the condensed consolidated financial statements.

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

In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events, which establishes general standards of and accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This FASB was effective for interim and annual periods ending after June 15, 2009. The Company has complied with the requirements of FASB 165.

Recent Accounting Pronouncements Requiring Adoption in Future Periods

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

In June 2009, the FASB issued FASB Statement No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 to improve the reporting for the transfer of financial assets resulting from 1) practices that have developed since the issuance of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company will review the requirements of FASB No. 166 and comply with its requirements. The Company does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company will review the requirements of FASB No. 167 and comply with its requirements. The Company does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. Under the Statement, The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. In the FASB’s view, the issuance of this Statement and the Codification will not change GAAP, except for those nonpublic nongovernmental entities that must now apply the American Institute of Certified Public Accountants Technical Inquiry Service Section 5100, “Revenue Recognition,” paragraphs 38–76. The Company does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s condensed consolidated financial statements upon adoption.

NOTE 2 – LIQUIDITY, FINANCIAL CONDITION AND MANAGEMENT’S PLANS

     We incurred a net loss of approximately ($4,050,000) and used approximately ($3,400,000) of cash in our operating activities for the nine months ended June 30, 2009. At June 30, 2009, our accumulated deficit amounted to approximately ($13,819,000). We had cash of $548,205 and a working capital deficit of approximately $767,000 at June 30, 2009.

     We experienced certain conditions that compressed our gross profit margins during the three and nine month periods ended June 30, 2009 principally related to competition and price pressure due to external market conditions and our efforts to expand the business.

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

     Our financing transactions to date include:

     On July 25, 2008, we engaged a registered broker-dealer (the “Placement Agent”) in a private placement ( $.80 per unit) (the “July Common Offering”) of up to 3,750,000 units (the “Common Units”), for an aggregate purchase price of $3,000,000, with each Common Unit comprised of (i) one share of Common Stock, and (ii) a five year warrant to purchase one-half share of Common Stock (each, a “ Common Offering Warrant ”). During the nine months ended June 30, 2009 we sold 367,099 units for net proceeds of $239,290 (gross proceeds of $293,679 less offering costs of $54,389).

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

     On November 12, 2008, Beacon engaged a registered broker-dealer in a private placement of Common Stock and Warrants to raise $3.0 million of equity financing with an option to raise an additional $450,000 if the offering is oversubscribed. At May 27, 2009 we closed the private placement at $3.4 million in gross proceeds.

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

     On January 9, 2009, we entered into an equity financing arrangement with one of our directors that provided up to $2.2 million of additional funding, the terms of which provide for compensation of a one-time grant of warrants to purchase 100,000 shares of common stock at $1.00 per share and ongoing grants of warrants to purchase 33,333 shares of common stock at $1.00 per share each month that the financing arrangement is in effect. The warrants have a five year term. The commitment will be reduced on a dollar for dollar basis as we raise additional equity capital in private offerings, described above, and terminating upon completion of equity financing of $2.2 million, upon mutual agreement or on January 1, 2010. On May 13, 2009, the director agreed to increase the equity financing arrangement to $1.8 million available in exchange for a continuation of the ongoing grants of warrants to purchase 33,333 shares of common stock at $1.00 per share each month which is all available on August 11, 2009. Subsequently on August 10, 2009 an agreement was made to increase to $3.0 million.

     On January 22, 2009, Beacon entered into $500,000 of convertible notes payable with a group of private investors (the “Notes”) facilitated by a broker/dealer. On July 15, 2009 $53,000 was repaid to a holder of the convertible notes payable upon their request.

     On March 31, 2009, we executed an extension of our demand note with First Savings Bank, the terms of which are substantially the same as the original agreement, with payments due May 15 and June 15, 2009 in the amount of $50,000 each plus accrued interest. On July 24, 2009 an addition extension was executed through August 31, 2009.

     On June 5, 2009, Beacon engaged a registered broker-dealer in a private placement of Common Stock and Warrants to raise $600,000 of equity financing with an option to raise an additional $400,000 if the offering is oversubscribed. As of June 30, 2009 we sold 1,316,201 units for net proceeds of $891,200 (gross proceeds of $1,054,419 less offering costs of $163,219).

     On July 9, 2009 we opted to increase the offering to $2.5 million. On July 17, 2009 we issued an additional 327,416 units under the offering for net proceeds of $235,740 (gross proceeds of $261,933 less offering costs of $26,193).

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

     The following table provides a breakdown of the purchase prices of each of the acquired businesses including the fair value of purchase consideration issued to the sellers of the acquired business and direct transaction expenses incurred by the Company in connection with consummating these transactions:

	ADSnetcurve	Bell-Haun Systems	CETCON	Strategic Communications	Total Consideration

Cash paid	$666,079	$155,048	$700,000	$220,500	$1,741,627
Direct acquisition costs	172,345	95,052	235,518	127,276	630,191
Net of cash acquired	(5,876)	–	(142,407)	–-	(148,283)

Cash used in acquisitions	$832,548	$250,100	$793,111	$347,776	$2,223,535
Notes payable	220,000	119,000	600,000	904,500	1,843,500
Common stock issued	595,000	425,000	765,000	956,250	2,741,250

	$1,647,548	$794,100	$2,158,111	$2,208,526	$6,808,285

     Under the purchase method of accounting, the total purchase price was allocated to each of the acquired entities, net tangible and identifiable intangible assets based on their estimated fair values as of December 20, 2007. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill.

	ADSnetcurve	Bell-Haun Systems	CETCON	Strategic Communications	Total Consideration

Accounts receivable	$151,208	$71,335	$466,458	$–	$689,001
Inventory	-	168,065	–	450,536	618,601
Prepaid expenses and other current assets	13,430	34,522	5,516	1,815	55,283
Property and equipment	47,500	19,243	20,000	140,000	226,743
Goodwill	524,396	451,252	994,007	821,994	2,791,649
Customer relationships	862,027	843,760	927,887	1,240,400	3,874,074
Covenants not to compete	100,000	30,000	200,000	100,000	430,000
Security deposits	21,541	–	–	6,050	27,591
Line of credit obligation	–	(250,000)	–	–	(250,000)
Accounts payable and accrued liabilities	(40,103)	(319,911)	(55,278)	(516,984)	(932,276)
Customer deposits	(32,451)	(44,914)	(205,532)	(9,795)	(292,692)
Capital lease obligations	–	–	–	(25,490)	(25,490)
Long-term debt	–	(159,252)	(194,947)	–	(354,199)
Other acquisition liability	–	(50,000)	–	–	(50,000)

	$1,647,548	$794,100	$2,158,111	$2,208,526	$6,808,285

Net tangible asset acquired (liabilities assumed)	$161,125	$(530,912)	$36,217	$46,132	$(287,438)

     Beginning December 21, 2007, the day immediately following the effective date of the transaction, the financial results of Strategic were consolidated with those of our business. The acquisition was accounted for under the purchase method of accounting.

NOTE 4 – CONDENSED CONSOLIDATED BALANCE SHEET

Accounts Receivable

     Accounts receivable consisted of the following:

	As of June 30, 2009	As of September 30, 2008

	(unaudited)

Accounts receivable	$2,587,804	$1,555,162
Less: Allowance for doubtful accounts	(129,729)	(50,000)

Accounts receivable, net	$2,458,075	$1,505,162

Inventory

     Inventory consisted of the following:

	As of June 30, 2009	As of September 30, 2008

	(unaudited)
Inventory (principally parts and system components)	$816,313	$793,462
Less: reserve for obsolete inventory	(133,594)	(35,058)
Less: current portion	(522,109)	(597,794)

Inventory, non-current	$160,610	$160,610

     Inventory includes parts and system components for phone systems that we use to fulfill repair, maintenance services and/or upgrade requirements. A portion of these items, which are stated at their net realizable value, are likely to be used after the next twelve months and are therefore presented as non-current inventory in the accompanying balance sheet. A portion of the inventory on hand at June 30, 2009 was acquired in the business combinations completed on December 20, 2007, which are stated at net realizable value using the purchase method of accounting.

Intangible Assets

     The following table is a summary of the intangible assets acquired in business combinations as described in Note 3 as of June 30, 2009:

	ADSnetcurve	Bell-Haun Systems	CETCON	Strategic Communications	Total Consideration

Goodwill	$524,396	$451,252	$994,007	$821,993	$2,791,648

	ADSnetcurve	Bell-Haun Systems	CETCON	Strategic Communications	Total Consideration

Customer relationships	862,027	843,760	927,887	1,240,400	3,874,074
Contracts not to compete	100,000	30,000	200,000	100,000	430,000

	962,027	873,760	1,127,887	1,340,400	4,304,074
Less: Accumulated amortization	(188,994)	(152,648)	(267,839)	(237,621)	(847,102)

Intangibles, net	773,033	721,112	860,048	1,102,779	3,456,972

     Amortization expense for the three months ended June 30, 2009 and 2008 was approximately $115,000 and $160,000 respectively. Amortization expense for the nine months ended June 30, 2009 and 2008 was approximately $346,000 and $341,000, respectively.

Debt

     Below is a summary of the current and non-current debt outstanding:

	As of June, 30 2009	As of September 30, 2008

	(unaudited)

Lines of Credit and Short-Term Notes	$50,000	$200,000

Integra Bank	467,199	548,541
Acquistion notes (payable to the sellers
of the acquired businesses)
ADSnetcurve	102,008	156,617
Bell-Haun	65,541	119,000
CETCON	444,125	515,627
Strategic Secured Note	335,405	399,617
Strategic Escrow Note	–	72,670

	1,414,278	1,812,072
Less: current portion	(491,829)	(495,595)

Non-current portion	$922,449	$1,316,477

Bridge notes - Current	$642,949	$571,160

Convertibile Notes - Current	$491,375	$–

Lines of Credit and Short-Term Notes

     On December 29, 2008, Beacon and First Savings Bank refinanced a short term line of credit that had matured and was converted into a demand note in the amount of $100,000. The Note was originally due in two payments of $50,000 each on January 15, 2009 and February 15, 2009 and bears interest at a rate of 5.00% per annum. On March 31, 2009, we executed an extension of this note due in two payments of $50,000 each on May 15, 2009 and June 15, 2009. On July 24, 2009 the remaining $50,000 balance of this note was extended until August 31, 2009.

     Interest expense on short term debt and lines of credit amounted to approximately $1,700 and $0 of which we paid approximately $2,000 and $0 for the three months ended June 30, 2009 and 2008, respectively. Interest expense on short term debt and lines of credit amounted to approximately $17,500 and $0 of which we paid approximately $6,000 and $0 for the nine months ended June 30, 2009 and 2008, respectively.

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

Term Debt

     During the nine months ended June 30, 2009 and 2008, Beacon paid approximately $398,000 and $495,000 in principal payments on our term debt. We recorded interest expense of approximately $85,000 and $7,600 for our term loans and paid approximately $19,000 and $0 for the nine months ended June 30, 2009 and 2008, respectively.

Bridge Notes

     During the nine months ended June 30, 2009, the Bridge note holders agreed not to demand repayment of these Bridges Notes prior to June 30, 2010. The aggregate principal balance of these notes amounts to $700,000 as of June 30, 2009. Accordingly, the Bridge Notes are presented as current liabilities in the accompanying balance sheet at June 30, 2009.

     We recorded contractual interest expense of approximately $5,700 and $6,240 for the three months ended June 30, 2009 and 2008, respectively. We recorded contractual interest expense of approximately $18,400 and 21,000 for the nine months ended June 30, 2009 and 2008, respectively. Further, we recorded aggregate accretion of the discount on these Bridge Notes which relates to warrants and the beneficial conversion feature of the notes of approximately $23,930 and $15,999 for the three months ended June 30, 2009 and 2008. We recorded aggregate accretion of the discount on these notes which relates to warrants and the beneficial conversion feature of the notes of approximately $71,790 and $24,533 for the nine months ended June 30, 2009 and 2008. The unamortized discount relating to the beneficial conversion feature amounts to $57,051 as of June 30, 2009.

     The Bridge Notes contained a provision to earn additional warrants to purchase Beacon common stock during the term the note holder refrained from demanding repayment until the maturity of the notes. As the note holders have agreed unconditionally not to demand payment of the notes before June 30, 2010 and that date is after the original maturity of the Bridge Notes, these warrants are deemed to have been fully earned as of June 30, 2009. For the three and nine months ended June 30, 2009 we recorded non-cash interest expense of $56,840 for warrants earned in connection with the Bridge Notes as follows:

Vesting Date	Quantity Vested	Expected Life (days)	Strike Price	Fair Value of Common Stock	Volatility Rate	Dividend Yield	Risk-Free Interest Rate	Value per Warrant	Charge to Interest Expense

10/15/2008	14,000	1,582	$1.00	$1.20	66.34%	0%	2.90%	$0.70	$9,800.00
11/15/2008	14,000	1,551	$1.00	$0.85	66.34%	0%	2.33%	$0.42	$5,880.00
11/20/2008	196,000	1,546	$1.00	$0.55	66.34%	0%	1.94%	$0.21	$41,160.00

Convertible Notes Payable

     On January 22, 2009, Beacon entered into convertible notes payable with a group of private investors (the “Notes”) facilitated by a broker/dealer. Proceeds of the Notes were $500,000 in the aggregate of which the broker/dealer received a cash commission of $50,000 and a non-accountable expense reimbursement of $25,000. The proceeds were used to repay certain other short term credit obligations and for working capital purposes. The Notes have a maturity date of July 21, 2009 and bear interest at a fixed annual rate of 12.5% due monthly. The Notes have been extended by Beacon to January 21, 2010 and as such bear interest at a fixed annual rate of 15% from the original maturity date to the extended maturity date due monthly along with principal payments of 16.67% of the principal due monthly from the original maturity date through the extended maturity date until paid in full. The Notes can be prepaid at any time on or after March 21, 2009 in whole or in part upon 30 days prior written notice to the holders without penalty. The holder may convert the Notes into shares of Beacon Common Stock, par value $0.001, at the rate of $0.75 per share in minimum increments of $5,000. Each of note holders also received a five-year warrant to purchase one share of Beacon Common Stock (the “Note Warrants”) at a purchase price of $1.00 per share per $10 of note principal (50,000 shares in the aggregate). The Notes contain certain provisions in the event of default that could result in acceleration of payment of the entire balance including accrued and unpaid interest. Acceleration of the Note in the event of default would also result in the interest rate increasing by 0.4166% per event. On July 15, 2009 $53,000 of the outstanding Convertible Notes was repaid.

     The fair value of the Note Warrants which amounted to approximately $20,500, was calculated using the Black-Scholes option pricing model. Assumptions relating to the estimated fair value of the Note Warrants are as follows: fair value of common stock of $.80 on the commitment date of January 22, 2009; risk-free interest rate of 1.61%; expected dividend yield of zero percent; expected life of 1,825 days through January 30, 2014; and current volatility of 66.34%. Accordingly, we recorded aggregate discounts of $74,334 to the face value of the Notes which includes the relative fair value of the warrants in accordance with Accounting Principle Board Opinion No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” (“APB 14”) and the effects of a beneficial conversion feature. The effective conversion price is $.72 per share calculated in accordance with the guidelines of EITF 00-27. The discount is being accreted over the estimated life of the Notes of 6 months from the date of issuance on January 22, 2009. Accretion amounted to $65,710 through June 30, 2009 and is included as a component of interest expense in the accompanying Statement of Operations.

     We evaluated the conversion options embedded in the Notes to determine (in accordance with SFAS 133 and EITF 00-19) whether they should be bifurcated from their host instruments and accounted for as separate derivative financial instruments. We determined that the debt is conventional debt as that term is defined in EITF 05-2. Accordingly the conversion feature is being accounted for as an embedded conversion option in accordance with EITF 98-5 and EITF 00-27.

NOTE 5 – RELATED PARTY TRANSACTIONS

     The Company has obtained insurance through an agency owned by one of its founding stockholders/directors. Insurance expense paid through the agency for the three months ended June 30, 2009 and 2008 was approximately $22,500 and $6,000 respectively, and $88,000 and $44,000 for the nine months ended June 30, 2009 and 2008, respectively, and is partly deferred and partly included in selling, general and administrative expense in the accompanying condensed consolidated statement of operations.

     On May 15, 2008, subsequently amended on August 19, 2008, we entered into an equity financing arrangement with one of our directors that provided up to $3,000,000 of additional funding, terms of which provided for issuance of warrants to purchase 33,333 shares of common stock at $1.00 per share per month for the period the financing arrangement is in effect. The warrants have a five-year term. The equity financing arrangement expired on December 31, 2008. Accordingly, we recognized $82,166 of interest expense for the three and nine months ended June 30, 2009 based on the fair value of the warrants as they were earned. The fair values were calculated using the Black-Scholes option pricing model with the following assumptions:

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

     On January 9, 2009, we entered into an equity financing arrangement with one of our directors that provided a commitment up to $2.2 million of additional funding. This arrangement superseded the existing equity financing arrangement between the same director and the Company that had been entered into on May 15, 2008 and amended August 19, 2008. Under the terms of this equity financing arrangement, under certain circumstances the Company may sell shares of its common stock to this director at the same price per share and other terms as the most recent sale of shares of its Common Stock to a third party in a transaction intended to raise capital. On May 13, 2009, the director agreed to increase the equity financing arrangement to $1.8 million available in exchange for a continuation of the ongoing grants of warrants to purchase 33,333 shares of common stock at $1.00 per share each month during the term of the agreement. The financing available under this agreement will be reduced on a dollar for dollar basis by the amount of the proceeds of the ongoing private placements of the Company’s securities or any additional placements of equity financing.

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

     In addition, in the event that the equity financing arrangement is drawn upon by the Company, then the director will have the right to purchase shares of common stock from two of the founding stockholders at a purchase price of $0.001 per share.

     We recognized $64,969 and $127,303 of interest expense for the three and nine months ended June 30, 2009 based on the fair value of the warrants as they were earned. The fair values were calculated using the Black-Scholes option pricing model with the following assumptions:

Date Earned	Quantity Earned	Expected Life (days)	Strike Price	Fair Value of Common Stock	Volatility Rate	Dividend Yield	Risk-Free Interest Rate	Value per Warrant	Charge to Interest Expense

1/9/2009	100,000	1,825	$1.00	$0.80	66.34%	0%	1.51%	$0.41	$41,000
2/9/2009	33,333	1,825	$1.00	$0.80	66.34%	0%	1.99%	$0.41	$13,667
3/9/2009	33,333	1,825	$1.00	$0.54	66.34%	0%	1.90%	$0.23	$7,667
4/9/2009	33,333	1,825	$1.00	$0.75	66.34%	0%	1.90%	$0.37	$12,333
5/9/2009	33,333	1,825	$1.00	$1.19	66.34%	0%	2.09%	$0.72	$23,970
6/9/2009	33,333	1,825	$1.00	$1.35	66.34%	0%	2.73%	$0.86	$28,666

     Under a marketing agreement with a company owned by the wife of Beacon’s president, we provide procurement and installation services as a subcontractor. We earned revenue of approximately $424,000 and $0 for procurement and installation services provided under this marketing agreement for the three months ended June 30, 2009 and 2008, respectively. For the nine months ended June 30, 2009 and 2008, we earned approximately $818,000 and $0 under this agreement.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

     The Company has entered into employment agreements with three of its key executives with no specific expiration dates that provide for aggregate annual compensation of $540,000 and up to $300,000 of severance payments for termination without cause. In addition, the Company entered into employment agreements with five key employees of certain of the acquired businesses upon its completion of the business combinations described in Note 3, two of which were terminated in January of 2009. Aggregate compensation under the three remaining agreements amounts to $380,000. The remaining agreements have no specified expiration date. These agreements also provide for aggregate severance payments of up to $126,000 for termination without cause.

Operating Leases

     The Company has entered into operating leases for office facilities in Louisville, KY, Columbus, OH and Cincinnati, OH. A summary of the minimum lease payments due on these operating leases exclusive of the Company’s share of operating expenses and other costs:

2009	$52,602
2010	49,068

$101,670

Placement Agent Warrants

     Pursuant to a consulting agreement with a placement agent, we committed to issue warrants to purchase 1.5 million shares of common stock at exercise prices ranging from $1.00 to $2.50 per share. As the business of the placement agent is in transition, we are uncertain as to the distribution of these warrants to the parties involved. Accordingly, we have not issued these warrants as of June 30, 2009 and are uncertain as to whether any services will be provided to us under this agreement or the timing of the issuance of any warrants at this time.

Engagement of Investor Relations Firm

     On January 20, 2009, we engaged an investor relations firm to aid us in developing a marketing plan directed at informing the investing public as to our business and increasing our visibility to FINRA registered broker/dealers, the investing public and other institutional and fund managers. In exchange for providing such services, the firm will receive $10,000 per month for the duration of the agreement, 10,000 shares of our restricted common stock per month for the first six months and 15,000 shares of our restricted common stock per month for the remaining six months for an aggregate of 150,000 shares of restricted stock. Through June 30, 2009 we paid $50,000 and issued 50,000 shares of restricted common stock, with aggregate fair value of $43,800, under the terms of this agreement. The common stock issued under this agreement was recorded as professional fees expense using the measurement principles enumerated under EITF 96-18 “Accounting for Equity Instruments that are issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services” (“EITF 96-18”). The contract has a 12 month term and can be terminated upon 30 days notice.

     On June 5, 2009, our Board of Directors authorized us to issue an additional 150,000 shares of common stock to the same investor relations firm subject to the attainment of certain performance conditions, to be performed within a six month time period ending November 5, 2009. On June 30, 2009, 10,000 shares with an aggregate fair value of $13,700 were deemed to have been earned as of the date of issuance. The common stock issued was recorded as professional fees expense using the measurement principles enumerated under EITF 96-18.

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

Preferred Stock

     Each share of Series A, Series A-1 and Series B preferred has voting rights equal to an equivalent number of common shares into which it is convertible. The Series A and A-1 Preferred Stock are convertible into common stock at any time, at the option of the holder at a conversion price of $.75 per share. The conversion price is subject to adjustment for stock splits, stock dividends, recapitalizations, dilutive issuances and other anti-dilution provisions, including circumstances in which we, at our discretion, issue equity securities or convertible instruments that feature prices lower than the conversion price specified in the Series A and A-1 preferred shares, subsequently adjusted to $.80 per share. The Series B Preferred Stock is convertible into common stock at any time, at the option of the holder at a conversion price of $.90 per share. The Series A, A-1 and B are also automatically convertible into shares of our common stock, at the then applicable conversion price upon the closing of a firm commitment underwritten public offering of shares of our common stock yielding aggregate proceeds of not less than $20 million or under certain other circumstances when the trading volume and average trading prices of the stock attain certain specified levels. The holders of the Series A and Series A-1 are entitled to receive contractual cumulative dividends in preference to any dividend on the common stock at the rate of 10% per annum on the initial investment amount commencing on the date of issue. The holders of the Series B are entitled to receive contractual cumulative dividends in preference to any dividend on the common stock (but subject to the rights of the Series A and Series A-1) at the rate of 6% per annum on the initial investment amount commencing on the date of issue. Such dividends are payable on January 1, April 1, July 1 and October 1 of each year.

Cumulative contractual dividends with respect to all preferred shares amounted to $521,117, $88,999, and $21,354 as of June 30, 2009 for the Series A, A-1, and B preferred, respectively. During the nine months ended June 30, 2009 dividends of $489,413 and $85,465 were paid in additional preferred shares for the Series A and A-1 respectively. The net result consists of accrued but unpaid dividends in the amounts of $31,704, $3,534 and $21,354 for the Series A, A-1, and B preferred. Contractual dividends recorded as an increase to the net loss available to the common stockholders amounted to $160,264 and $411,416 for the three and nine months ended June 30, 2009, respectively.

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

     The Series A, A-1 and B Preferred Share also feature a right of redemption in the event of liquidation or change in control. The redemption feature provides for payment of 125% of the face value and 125% of any accrued unpaid dividends in the event of bankruptcy, change of control, or any actions to take the Company private. The amount of the liquidation preference was amounted to $5,221,646, $1,111,248, and $902,068 for the Series A, A-1, and B preferred shares, respectively, as of June 30, 2009.

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

     As described in Note 1, the Company applies the classification and measurement principles enumerated in EITF Topic D-98 with respect to accounting for its issuances of the Series A, A-1, and B preferred stock. The Company is required, under Nevada law, to obtain the approval of its board of directors in order to effectuate a merger, consolidation or similar event resulting in a more than 50% change in control or a sale of all or substantially all of its assets. The board of directors is then required to submit proposals to enter into these types of transactions to its stockholders for their approval by majority vote. The preferred stockholders do not currently (i) control or have representation on the Company’s Board of Directors and/or (ii) have sufficient voting rights to control a redemption of these shares by either of these events. In addition the effectuation of any transaction or series of transactions resulting in a more than 50% change in control can be made only by the Company in its sole discretion. Based on these provisions, we classified the Series A, A-1, and B preferred shares as permanent equity in the accompanying condensed consolidated balance sheet because the liquidation events are deemed to be within the Company’s sole control in accordance with the provisions of EITF Topic D-98. We evaluate our convertible preferred stock at each reporting date for appropriate balance sheet classification.

     On May 8, 2009 the Series B Preferred Shareholder relinquished his right to full ratchet dilution in exchange for a reduction of the contractual conversion price from $.90 to $.80 per common share. This conversion price adjustment resulted in a beneficial conversion feature deemed dividend in the amount of $87,500, which was recognized in the three and nine months ended June 30, 2009.

     Additionally, the Company agreed to adjust the exercise price of the Series B warrants from $1.20 to $1.00 per share, for which the company recorded an additional deemed dividend in the amount of $11,865 during the nine months ended June 30, 2009.

Preferred Stock Dividend

     On October 7, 2008, January 9, 2009 and April 9, 2009, the Company elected to pay the contractual dividends due the Series A, A-1, and B preferred stock holders in additional shares of preferred stock. The Company follows the guidelines of EITF 00-27 when accounting for pay-in-kind dividends that are settled in convertible securities with conversion features. For the three and nine months ended June 30, 2009 the Company recorded deemed dividends of $0 and $87,774, respectively for the beneficial conversion features and dividends paid in kind. The deemed dividends represent the difference between the conversion price of the conversion option of $0.75 per share and the fair value of the common stock of $1.24 per share on the date of election which is considered the commitment date. For the three months ended June 30, 2009 no deemed dividends were recorded because the conversion price of $0.75 per share was equal to or greater than the fair value of the commons stock on the date of election. During the nine months ended June 30, 2009 the following shares were issued in settlement of the accrued dividends: 489 Series A and 85.465 Series A-1 shares.

Preferred Stock Conversion to Common Stock

     On January 29, 2009, holders of our Preferred Stock elected to convert 343.8 shares of Series A and A-1 Preferred Stock into 458,397 shares of our common stock.

Offerings of Common Stock

     On July 25, 2008, we engaged a registered broker-dealer (the “Placement Agent”) in a private placement( $.80 per unit) (the “July Common Offering”) of up to 3,750,000 units (the “ Common Units ”), for an aggregate purchase price of $3,000,000, with each Common Unit comprised of (i) one share of Common Stock, and (ii) a five year warrant to purchase one-half share of Common Stock (each, a “ Common Offering Warrant ”).

     On November 12, 2008, we engaged the Placement Agent in a private placement (the “November Common Offering”) of up to 3,750,000 Common Units for an aggregate purchase price of $3,000,000, with each Common Unit comprised of (i) one share of Common Stock, and (ii) a five year warrant to purchase one-half share of $ .80 per unit Common Stock (each, an “ Common Offering Warrant ”). For the nine months ended June 30, 2009 an anti-dilution provision of the stock offering of resulted in a requirement to issue an additional 148,929 and 285,139 shares of common stock at par value $0.001 or $285.14.

     On June 10, 2009 Beacon issued a Private Placement Memorandum of up to $600,000 of common units at a price of $.80 per unit. Each Unit consists of (i) one share of Common Stock, and (ii) a five year warrant to purchase one-half share of Common Stock (each, an “Common Offering Warrant”) at a purchase price of $1.00 per share (collectively the “Common Offering”).

     The Common Offering Warrants each have a five year exercise period and an exercise price of $1.00 per share of Common Stock, payable in cash on the exercise date or cashless conversion if a registration statement or current prospectus covering the resale of the shares underlying the Common Offering Warrants is not effective or available at any time more than six months after the date of issuance of the Common Offering Warrants. All of the warrants issued in the June 2008, November 2008 and June 2009 private placements feature standard anti dilution provisions for stock splits, stock dividends and similar types of recapitalization events. These warrants also feature weighted average price protection for subsequent issuances of equity securities at prices more favorable than the exercise price stipulated in these warrants. In addition, the Company has agreed to use its best efforts to file a registration statement for the resale of any all shares issued and shares underlying common stock purchase warrants issued in these private placements. These registration rights do not provide for the Company to incur any penalties for its failure to file, cause or maintain the effectiveness of such registration statements; however, the Company is subject to a penalty in the amount of 2% of the gross proceeds per month in the event it fails to maintain compliance with the Exchange Act reporting requirements. The Company believes it is probable that it will not incur any such penalties.

     During the nine months ended June 30, 2009, we sold an aggregate of 5,960,350 Common Units, under all of these offerings, to accredited investors for net proceeds of $3,772,955 (gross proceeds of $4,769,738 less offering costs of $996,783). Offering costs included fees paid to the placement agent of $769,745, a fee for the successful completion of the placement of $135,548 paid to a consultant and $91,490 legal and related fees in addition to warrants to purchase 2,975,466 shares of our common stock at $1.00 per share with a 5 year term. We used the proceeds of the Common Offering to provide working capital.

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

NOTE 9 – EMPLOYEE BENEFIT PLANS

Stock Options and Other Equity Compensation Plans

     In March 2008, our Board of Directors adopted the 2008 Long Term Incentive Plan, subject to shareholder approval, referred to as the 2008 Incentive Plan. The 2008 Incentive Plan was approved by the shareholders on April 16, 2009. We reserved 1,000,000 shares of our common stock under the 2008 Incentive Plan and for other compensatory equity grants for the issuance of stock options, restricted stock awards, stock appreciation rights and performance awards, pursuant to which certain options will be granted. The terms and conditions of such awards are determined at the sole discretion of our board of directors or a committee designated by the Board to administer the plan. Previously unissued shares of our common stock are provided to a participant upon a participant’s exercise of vested options. Of the 1,000,000 shares authorized, 950,000 are available for future grants as of June 30, 2009.

     On October 7, 2008, January 9, 2009, May 8, 2009 and June 5, 2009, our Board of Directors authorized Beacon to grant employee stock options to purchase 25,000 and 285,000 and 2,500,000 and 50,000 shares of common stock, respectively, of which the 50,000 issued on June 5, 2009 were issued under the provisions of our Long Term Incentive Plan.

     In accordance with SFAS 123(R), we recognized non-cash share-based compensation expenses as follows:

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Nine Months Ended June, 30 2009	Nine Months Ended June 30, 2008

Non-Cash Share-Based Compensation Expense
Restricted Stock	$45,101	$44,610	$134,321	$221,593
Stock Options	121,839	6,306	183,707	6,662

Total Stock Compensation Expense	$166,940	$50,916	$318,028	$228,255

     We determine the fair value of our stock options using the Black-Scholes option-pricing model. In determining the expected term, we separate groups of employees that have historically exhibited similar behavior with regard to option exercises and post-vesting cancellations. The option-pricing model requires the input of subjective assumptions, such as those listed below. The volatility rates are based on historical stock prices of similarly situated companies and expectations of the future volatility of the Company’s common stock. The expected life of options granted are based on historical data, which, as of June 30, 2009 is a partial option life cycle, adjusted for the remaining option life cycle by assuming ratable exercise of any unexercised vested options over the remaining term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The total expense to be recorded in future periods will depend on several variables, including the number of share-based awards.

     The fair values of options granted and outstanding were estimated on the date of grant using the following assumptions:

Date Earned	Quantity Issued	Expected Life (days)	Strike Price	Volatility	Dividend Yield	Risk-Free Interest Rate	Value per Option	Share Based Compensation

3/26/2008	90,000	2,373	$1.20	66.34%	0%	2.55%	$0.72	$64,980
5/8/2008	30,900	2,373	$1.00	66.34%	0%	2.99%	$0.64	$19,776
10/7/2008	25,000	2,373	$1.24	66.34%	0%	2.45%	$0.79	$19,750
1/9/2009	285,000	2,373	$0.80	66.34%	0%	1.99%	$0.50	$142,500
5/8/2009	2,500,000	2,373	$1.19	66.34%	0%	2.09%	$0.75	$1,875,000
6/5/2009	50,000	2,373	$1.37	66.34%	0%	2.85%	$0.95	$47,500

     The closing price of the Company’s common stock was $1.65 per share on June 30, 2009. The Company has 108,967 fully vested stock options with a weighted average exercise price of $.90 per share and an aggregate intrinsic value of approximately $92,000 as of June 30, 2009. The weighted average exercise of options granted during the nine month periods ended June 30, 2009 and 2008 amounted to $1.15 per share in each reporting period. The aggregate intrinsic value of options outstanding amounts to approximately $1,400,000 as of June 30, 2009.

     Shares granted vest 33% annually as of the anniversary of the grant through 2011 and carry a ten year contractual term. As of June 30, 2009, there was approximately $2,187,905 in non-cash share-based compensation cost related to non-vested awards not yet recognized in our condensed consolidated statements of operations. This cost is expected to be recognized over the weighted average remaining vesting period of 2.3 years. Options to purchase an aggregate of 115,300 shares of common stock were vested at June 30, 2009. For the three and nine months ended June 30, 2009, no shares were forfeited and no options were exercised.

Restricted Stock

     Prior to adoption of the 2008 Incentive Plan, on December 5, 2007, we issued 782,250 shares of restricted common stock with an aggregate fair value of $666,873 to our president in exchange for $156. Immediately upon the sale 150,000 shares vested with the remaining shares vesting in quantities of 210,750 shares on each of December 20, 2008, 2009 and 2010. We recognized $45,101 and $44,610 of share-based compensation expense during the three months ended June 30, 2009 and 2008, respectively, in connection with this grant. We recognized $134,320 and $221,593 of share-based compensation expense during the nine months ended June 30, 2009 and 2008, respectively, in connection with this grant. Unamortized compensation under this arrangement amounted to $266,192 as of June 30, 2009 and will be amortized over the remaining vesting period through December 20, 2010. The shares vest immediately upon our termination without cause or the Executive’s resignation if in response to certain defined actions taken by us adverse to Executive’s employment which constitute good reason as defined in the Executive’s employment agreement. In the event of termination for cause, or resignation without good reason, we have the right to repurchase any unvested shares for nominal consideration.

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

     Total contributions under the Beacon Solutions 401(k) Plan, recorded as salaries and benefits expense, totaled approximately $0 and $36,900 for the three and nine months ended June 30, 2009. Total contributions under the Beacon Solutions 401(k) Plan, recorded as salaries and benefits expense, totaled $36,883 and $77,918 for the three and nine months ended June 30, 2008, respectively.

NOTE 10 – SUBSEQUENT EVENTS

     On July 29, 2009, Beacon, through its wholly owned subsidiary BESG Ireland Ltd., acquired 100% of the outstanding stock of SymbioTec Solution AG, a professional services company located in Switzerland, in exchange for 400,000 shares of Beacon Common Stock with a fair value of $1.19 per share or $476,000 in the aggregate based on the July 29, 2009 closing price. In addition to the consideration provided at closing, the sellers, who will continue to manage the business on a day to day basis, have the opportunity to earn up to an additional 400,000 shares of Beacon Common Stock if the continuing operations achieve certain performance targets measured in pre-tax income during the two years following the anniversary of the transaction. SymbioTec Solution AG has performed services for several of our large customers providing instant synergies. The acquisition provides Beacon with a base of operations for our customers located throughout Europe, the Middle East and Africa, commonly referred to as EMEA.

     On July 24, 2009, an additional extension was executed through August 15, 2009 to pay the remaining balance on a short term line of credit with First Savings Bank that had matured and was converted into a demand note in the amount of $100,000. The Note was originally due in two payments of $50,000 each on January 15, 2009 and February 15, 2009 and bears interest at a rate of 5.00% per annum. On March 31, 2009, we executed an extension of this note due in two payments of $50,000 each on May 15, 2009 and June 15, 2009. On July 24, 2009 the remaining $50,000 balance of this note was extended until August 31, 2009.

     The Convertible Notes Payable have been extended by Beacon to January 21, 2010 and as such bear interest at a fixed annual rate of 15% from the original maturity date to the extended maturity date due monthly along with principal payments of 16.67% of the principal due monthly from the original maturity date through the extended maturity date until paid in full. On July 15, 2009 $53,000 was repaid to a holder of the convertible notes payable upon their request

     On August 7, 2009, we entered into a non-interest bearing Bridge Note arrangement with one of our directors in the amount of $500,000 with a payment date of September 6, 2009 and a commitment fee of $25,000 paid on August 10, 2009. The Bridge Note also contained 25,000 warrants immediately exercisable into common shares at $1.00.

     On August 10, 2009, we renewed the existing equity financing arrangement with one of our directors that provides a commitment up to $3.0 million of additional funding. Under the terms of this equity financing arrangement, under certain circumstances the Company may sell shares of its common stock to this director at the same price per share and other terms as the most recent sale of shares of its Common Stock to a third party in a transaction intended to raise capital. The financing available under this agreement will be reduced on a dollar for dollar basis by the amount of the proceeds of the ongoing private placements of the Company’s securities or any additional placements of equity financing. This arrangement will terminate July 1, 2010.

      On July 9, 2009, the Board of Directors authorized a total of 350,000 Grants of Options to Purchase Common Stock to two new key employees, these options will be subject to a standard three year vesting.

      On July 29, 2009, we issued a Supplement (No. 1), to the Private Placement Offering Memorandum dated June 10, 2009 which increased the allowable proceeds to $2,500,000. On July 17, 2009, the Company sold an aggregate of 327,416 Common Units for an aggregate purchase price of $261,933. Concurrently, the Placement Agents earned aggregate cash commissions of $26,193 and warrants to purchase an aggregate of 35,050 shares of Common Stock.

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

Acquisition Growth Strategy

     Phase I Acquisitions have been integrated into a single organization with a cohesive internal infrastructure to scale the business. Consistent with our operating plan, upon our successful integration of these operations and the development of organic growth described below, we expect to pursue our phase II acquisition strategy, financed by additional debt or equity financings, by exploring acquisition targets to build around our three state operating hub to grow Beacon into a national and international information technology and telecommunications provider.

Infrastructure Management Services

     Our Infrastructure Management Services are becoming an emerging revenue generator for our business. Infrastructure management services is the management of a customer’s physical layer or Layer 1 in the Open Systems Interconnection (“OSI”), and are defined by the combination and integration of our infrastructure design, installation, telecommunications, and information technology management services. By combining the integrated disciplines into one service, we are able to maintain, manage and document the complete low voltage infrastructure of our customer’s, a value added service that we believe reduces their cost of these services by up to 30% or more.

     One of the offerings under this program is our Innovative, Intelligent, Installation, Moves, Adds, and Changes, or I3MAC Services, which is an internally developed system that supports our network infrastructure management service offering including: Physical layer assessment; Network design and engineering; Bid specification; Materials, labor and logistics; Documentation, implementation and ongoing management of the physical network including all moves, adds, and changes. Today companies are asked to achieve more with fewer resources than ever before.

     We have signed a contract to provide our I3MAC Services to one of the world’s premier pharmaceutical and consumer health products companies, headquartered in New Jersey, and operating over 250 businesses. Under the terms of the contract, we provide, as requested, all moves, adds and changes for low voltage infrastructure, including cabling, at the manufacturer’s companies across North America, Canada and Puerto Rico.

     As we ramp up our operations to provide services to this client, we hope to establish a national presence to leverage with other national customers who may be able to take advantage of the savings we expect to provide with this value added service. In addition, we are exploring strategic partnerships with other OSI Layer 1 service providers to expand our operations internationally.

Results of Operations

     For the three and nine months ended June 30, 2009 and 2008

     Revenue for the three months ended June 30, 2009 and 2008, was approximately $3,039,000 and $2,365,000 respectively, consisting of approximately $2,100,600 and $1,314,000 of business telephone system installations and time and materials services for system maintenance, $29,000 and $9,000 of maintenance contracts related to the installations and $909,000 and $1,042,000 of engineering and design and customer specific application design services. Revenue for the nine months ended June 30, 2009 and 2008, was approximately $7,118,000 and $4,073,000 respectively, consisting of approximately $4,378,000 and $1,964,000 of business telephone system installations and time and materials services for system maintenance, $95,000 and $35,000 of maintenance contracts related to the installations and $2,644,000 and $2,075,000 of engineering and design and customer specific application design.

     Cost of goods sold for the three months ended June 30, 2009 and 2008 amounted to approximately $2,118,000, and $1,445,000, respectively and consisted of approximately $1,117,000 and $846,000 of equipment and materials used in business telephone systems installations and parts used in services, $517,000 and $363,000 of direct labor, $99,000 and $1,700 of direct project related costs, and $385,000 and $227,000 of subcontractor fees incurred in providing all of our services. For the nine months ended June 30, 2009 and 2008, Cost of goods amounted to approximately $4,826,000, and $2,319,000, respectively and consisted of approximately $2,548,000 and $1,147,000 of equipment and materials used in business telephone systems installations and parts used in services, $1,432,000 and $808,000 of direct labor, $279,000 and $123,000 of direct project related costs, and $568,000 and $241,000 of subcontractor fees incurred in providing all of our services

     For the three months ended June 30, 2009 we experienced an increase in sales of $674,000. This growth was across all service lines however, our gross profit margin contracted by of 9% for the three months ended June 30, 2009 versus 2008 principally due to increases in material costs of $360,000 and the use of subcontractor resulting in additional costs of $158,000. For the nine months ended June 30, 2009 sales increased $3,045,000 with margin contraction of 11% resulting from increases in material costs of $1,400,000, direct labor of $624,000 (from utilization of our in-market professional service personnel) and subcontractor costs of $327,000 primarily used during the I3MAC growth period.

     We believe that the conditions compressing our gross profit margins during the three months and nine months ended June 30, 2009 and 2008 were a result of the rapid sales ramp up and expansion. Going forward we expect gross profit margins to stabilize as service mix becomes fully developed and entrenched.

     Salaries and benefits of approximately $1,186,000 and $1,117,000 for the three months ended June 30, 2009 and 2008 respectively, consisted of salaries and wages of approximately $705,000 and $789,000, commissions of $135,000 and $7,000, benefits of $82,000 and $102,000, payroll taxes of $97,000 and $91,000, and the company match of employee contributions to the 401k plan of $0 and $33,000. Non-cash share-based compensation of $167,000 and $95,000 related to restricted stock and stock options that vested during the period is included in salaries and wages. For the nine months ended June 30, 2009 and 2008 respectively, salaries and benefits of approximately $3,109,000 and $2,623,000, consisted of salaries and wages of approximately $2,081,000 and $1,939,000, commissions of $248,000 and $43,000, benefits of $295,000 and $267,000, payroll taxes of $280,000 and $242,000 and the company match of employee contributions to the 401k plan of $37,000 and $97,000. Non-cash share-based compensation of $320,000 and $95,000, related primarily to restricted stock that vested during the nine months ended June30, 2009 and 2008, is included in salaries and wages.

     Selling, general and administrative expense for the three months ended June 30, 2009 and 2008 of approximately $895,000 and $532,000 include approximately $441,000 and $104,000 of accounting, investor relations and professional fees, charge for bad debt expense of $35,000 and $6,000, $45,000 and $45,000 of rent expense, $78,000 and $73,000 of telecommunications and data related expenses, $78,000 and $88,000 of travel related expenses, and approximately $57,000 and $67,000 of expenses related to business insurance, $48,000 and $12,000 of miscellaneous outside services and $113,000 and $137,000 of other administrative services. Selling, general and administrative expense for the nine months ended June, 2009 and 2008 of approximately $2,117,000 and $1,590,000 include approximately $992,000 and $342,000 of accounting, investor relations and professional fees, charge for bad debt expense of $106,000 and $6,000, $135,000 and $113,000 of rent expense, $180,000 and $104,000 of telecommunications and data related expenses, $167,000 and $153,000 of travel related expenses, and approximately $130,000 and $104,000 of expenses related to business insurance, $127,000 and $116,000 of miscellaneous outside services and $280,000 and $655,000 of other administrative services.

     Interest expense of approximately $222,000 and $120,000 for the three months ended June 30, 2009 and 2008, includes interest related to our Bridge Notes in addition to the notes payable issued in connection with our Phase I Acquisitions. Non-cash interest expense related to the accretion of the Bridge Notes to face value, warrants issued in exchange for certain financing arrangements, and the vesting of contingent bridge warrants was approximately $49,000 and $61,000 for the three months ended June 30, 2009 and 2008 and $65,000 and $0 related to warrants earned in connection with Put Right. For the nine months ended June 30, 2009 and 2008 Interest expense of approximately $662,000 and $322,000, includes interest related to our Bridge Notes in addition to the notes payable issued in connection with our Phase I Acquisitions. Non-cash interest expense related to the accretion of the Bridge Notes to face value, warrants issued in exchange for certain financing arrangements, and the vesting of contingent bridge warrants was approximately $327,000 and $171,000 and $209,000 and $0 related to warrants earned in connection with Put Right

     Contractual dividends on our Series A, A-1, and B Preferred Stock amounted to approximately $160,000 and 93,000 for the three months ended June 30, 2009 and 2008. Contractual dividends on our Series A, A-1, and B Preferred Stock amounted to approximately $411,000 and $100,000 for the nine months ended June 30, 2009 and 2008. These amounts are included in accrued expenses as of June 30, 2009 and 2008. Deemed dividends related to the beneficial conversion feature embedded in our Series A, A-1, and B Preferred Stock of approximately $0 and $60,000 was recognized during the three months ended June 30, 2009 and 2008. Deemed dividends related to the beneficial conversion feature embedded in our Series A, A-1, and B Preferred Stock of approximately $187,000 and $3,956,000 was recognized during the nine months ended June 30, 2009 and 2008.

Liquidity and Capital Resources

     For the nine months ended June 30, 2009 and 2008, net cash used in operating activities of approximately $3,399,000 and $1,844,000 consisted primarily of a net loss of approximately ($4,050,000) and ($3,160,000) and was impacted by an increase in accounts receivables of approximately $1,033,000 and $759,000 and an increase decrease in other current assets of $4,000 and ($110,000) and customer deposits of $56,000 and $193,000 for 2009 and 2008 respectively. These amounts were offset by increases in cash due to an increase in account payable and accrued expenses of $745,000 and $1,160,000. Finally, cash used in operations was impacted by non-cash depreciation and amortization of $455,000 and $386,000, non-cash interest of $429,000 and $171,000, share based payments of approximately $456,000 and $447,000 and other non-cash activities of $178,000 and $70,000.

     For the nine months ended June 30, 2009 and 2008, cash used in investing activities of approximately $119,000 and $2,256,000 consisted of purchases of fixed assets of $119,000 and $69,000 and acquisition of a business of $0 and $2,187,000.

     For the nine months ended June 30, 2009 and 2008, cash provided by financing activities of approximately $3,938,000 and $4,165,000 was derived primarily from approximately $3,773,000 and $0 of net proceeds from the sale of common stock (gross proceeds of approximately $4,770,000 and $0 less placement costs of approximately $997,000 and $0) raised in our common stock offerings, proceeds of $300,000 and $3,876,000 from conversion of preferred shares to common, net proceeds of $150,000 and $200,000 of lines of credit and $0 and $422,000 from proceeds of issuance of bridge notes, repayments of debt of approximately ($334,000) and $(675,000) and payments of capital lease obligations of ($12,000) and ($8,000), additional proceeds from issuance of convertible notes of $500,000 and $0 with payment of referral finance costs of $(75,000) and $0 for the nine months ended June 30, 2009 and 2008.

     We incurred a net loss of approximately ($1,534,000) and ($1,029,000) for the three months ended June30, 2009 and 2008 respectively. For the nine months ended June 30, 2009 and 2008 respectively, we incurred a net loss of approximately ($4,050,000) and ($3,160,000). At June 30, 2009, our accumulated deficit amounted to approximately ($13,819,000). We had cash of $548,000 and a working capital deficit of approximately $767,000 at June 30, 2009.

     On October 29, November 17 and November 19, 2008, Beacon and Midian Properties, LLC, entered into short term credit facilities in the amounts of $100,000, $120,000 and $70,000, respectively, the principal of which was due and payable to the holder within seven (7) days of issuance along with a 0.5% origination fee. Should the holder declare the notes in default, the notes shall bear interest at the rate of 18% per annum from the date of default until paid in full. The notes were not declared in default at any time and the principal has been paid back from time to time from November 20, 2008 through January 28, 2009 when the amounts were paid back in full. On March 27, 2009, Beacon and Midian, entered into a short term credit facility in the amount of $53,000, the principal of which was due and payable to the holder within seven (7) days of issuance along with a 1% origination fee. Should the holder declare the notes in default, the notes shall bear interest at the rate of 18% per annum from the date of default until paid in full. On November 12, 2008, Beacon engaged a registered broker-dealer in a private placement of Common Stock and Warrants to raise $3.0 million of equity financing. At May 27, 2009 we closed the private placement at $3.4 million in gross proceeds.

On June 5, 2009, Beacon engaged a registered broker-dealer in a private placement of Common Stock and Warrants to raise $600,000 of equity financing with an option to raise an additional $400,000 if the offering is oversubscribed. As of August 11, 2009 we have received approximately $1.0 million in gross proceeds. On July 9, 2009 we opted to increase the offering to $2.5 million.

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

     On January 9, 2009, we entered into an equity financing arrangement with one of our directors that provided up to $2.2 million of additional funding, the terms of which provide for compensation of a one-time grant of warrants to purchase 100,000 shares of common stock at $1.00 per share and ongoing grants of warrants to purchase 33,333 shares of common stock at $1.00 per share each month that the financing arrangement is in effect. The warrants have a five year term. The commitment will be reduced on a dollar for dollar basis as we raise additional equity capital in private offerings, described above, and terminating upon completion of equity financing of $2.2 million, upon mutual agreement or on January 1, 2010. On May 13, 2009, the director agreed to increase the equity financing arrangement to $1.8 million available in exchange for a continuation of the ongoing grants of warrants to purchase 33,333 shares of common stock at $1.00 per share each month which is all available as of the day of filing of this Quarterly Report on Form 10-Q. On January 22, 2009, Beacon entered into convertible notes payable with a group of private investors (the “Notes”) facilitated by a broker/dealer. Proceeds of the Notes were $500,000 in the aggregate of which the broker/dealer received a cash commission of $50,000 and a non-accountable expense reimbursement of $25,000. The net proceeds were used to pay off certain short term debts with the balance used as working capital. The Notes have a maturity date of July 21, 2009 and bear interest at a fixed annual rate of 12.5% due monthly. The Notes can be extended by Beacon to January 21, 2010 and, upon extension, will bear interest at a fixed annual rate of 15% from the original maturity date to the extended maturity date due monthly along with principal payments of 16.67% of the principal due monthly from the original maturity date through the extended maturity date until paid in full. The Notes can be prepaid at any time on or after March 21, 2009 in whole or in part upon 30 days prior written notice to the holders without penalty. The holder may convert the Notes into shares of Beacon Common Stock, par value $0.001, at the rate of $0.75 per share in minimum increments of $5,000. The holder received a five-year warrant to purchase one share of Beacon Common Stock at a purchase price of $1.00 per share per $10 of Note balance. The Notes contain certain provisions in the event of default that could result in acceleration of payment of the entire balance including accrued and unpaid interest. Acceleration of the Note in the event of default would also result in the interest rate increasing by 0.4166% per event. On August 7, 2009, we entered into a non-interest bearing Bridge Note arrangement with one of our directors in the amount of $500,000 with a payment date of September 6, 2009 and a commitment fee of $25,000 paid on August 10, 2009. The Bridge Note also contained 25,000 warrants immediately exercisable into common shares at $1.00.

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

     We believe that our currently available cash, the proceeds of our equity financing activities, the equity financing arrangement, further debt financing and refinancing, and funds we expect to generate from operations will enable us to effectively operate our business and pay our debt obligations as they become due within the next twelve months through July 1, 2010. We require additional capital in order to execute our current business plan. If we are unable to raise additional capital, we will be required to take various measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing our business development activities, suspending the pursuit of our business plan, and controlling overhead expenses. We cannot provide any assurance that we will raise additional capital. We have not secured any commitments for new financing at this time, nor can we provide any assurance that new financing will be available to us on acceptable terms, if at all.

Off-Balance Sheet Arrangements

     We have four operating lease commitments for real estate used for office space and production facilities.

     Contractual Obligations as of June 30, 2009

     The following is a summary of our contractual obligations as of June 30, 2009:

			Payment Due by Period

Contractual Obligations	Total	Year 1	Years 2-3	Years 4-5	Thereafter

Long-term debt obligations	2,664,279	$1,741,829	$536,227	$386,223
Interest obligations (1)	203,017	69,265	114,896	18,856
Operating lease obligations (2)	101,670	52,602	49,068

	$2,968,966	$1,863,696	$700,191	$405,079	$–

(1)	Interest obligations assume Prime Rate of 3.25% at June 30, 2009. Interest rate obligations are presented through the maturity dates of each component of long-term debt.

(2)	Operating lease obligations represent payment obligations under non- cancelable lease agreements classified as operating leases and disclosed pursuant to Statement of Financial Accounting Standards No. 13 “Accounting for Leases,” as may be modified or supplemented. These amounts are not recorded as liabilities of the current balance sheet date.

     Dividends on Series A and A-1 Preferred Stock are payable quarterly at an annual rate of 10% and Series B Preferred Stock is payable quarterly at an annual rate of 6%, in cash or the issuance of additional shares of Series A, A-1, and B Preferred Stock, at our option. If we were to fund dividends accruing during the twelve months ended June 30, 2010 in cash, the total obligation would be $545,000 based on the number of shares of Series A, A-1 and B Preferred Stock outstanding as of June 30, 2009.

     We currently anticipate the cash requirements for capital expenditures, operating lease commitments and working capital will likely be funded with our existing fund sources and cash provided from operating activities. In the aggregate, total capital expenditures are not expected to exceed $750,000 for the twelve months ended June 30, 2010 and can be curtailed based on actual results of operations.

Working Capital

     As of June 30, 2009, our current liabilities exceed current assets by approximately $767,000. Certain vendors have agreed to defer payment or agreed to payment plans. Our working capital deficit has increased by approximately $27,000 and $556,000 during the three and nine months ended June 30, 2009. We can give no assurance that we will continue to be successful in our efforts to negotiate favorable terms with our vendors.

Client Base

     Through the Phase I Acquisitions, Beacon acquired a client base that consisted of approximately 4,000 customers, which were predominantly MBEs with 25-2,500 end users each, as well as approximately 50 larger customers. We expect that most of our revenue will be derived from our I3 MAC Services offering.

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

Certain Relationships and Related Party Transactions

     The Company has obtained insurance through an agency owned by one of its founding stockholders. Insurance expense paid through the agency for the three and nine months ended June 30, 2009 was approximately $22,000 and $87,000, respectively, and is partly deferred and partly included in selling, general and administrative expense in the accompanying condensed consolidated statement of operations.

     On May 15, 2008, subsequently amended on August 19, 2008, we entered into an equity financing arrangement with one of our directors that provided up to $3,000,000 of additional funding, the terms of which provided for issuance of warrants to purchase 33,333 shares of common stock at $1.00 per share per month for the period the financing arrangement is in effect. The warrants have a five-year term. The equity financing arrangement expired on December 31, 2008. Accordingly, we recognized $82,166 of interest expense for the three and nine months ended June 30, 2009 based on the fair value of the warrants as they were earned. The fair values were calculated using the Black-Scholes option pricing model with the following assumptions:

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

     On January 9, 2009, we entered into an equity financing arrangement with one of our directors that provided up to $2.2 million of additional funding, the terms of which provide for compensation of a one-time grant of warrants to purchase 100,000 shares of common stock at $1.00 per share and ongoing grants of warrants to purchase 33,333 shares of common stock at $1.00 per share each month that the financing arrangement is in effect. The warrants have a five year term. The commitment will be reduced on a dollar for dollar basis as we raise additional equity capital in private offerings, described above, and terminating upon completion of equity financing of $2.2 million, upon mutual agreement or on January 1, 2010. As of August 11, 2009, approximately $330,000 was available under this financing arrangement. We recognized $64,969 and $209,469 of interest expense for the three and nine months ended June 30, 2009 based on the fair value of the warrants as they were earned. The fair values were calculated using the Black-Scholes option pricing model with the following assumptions:

Date Earned	Quantity Earned	Expected Life (days)	Strike Price	Fair Value of Common Stock	Volatility Rate	Dividend Yield	Risk-Free Interest Rate	Value per Warrant	Charge to Interest Expense

1/9/2009	100,000	1,825	$1.00	$0.80	66.34%	0%	1.51%	$0.41	$41,000
2/9/2009	33,333	1,825	$1.00	$0.80	66.34%	0%	1.99%	$0.41	$13,667
3/9/2009	33,333	1,825	$1.00	$0.54	66.34%	0%	1.90%	$0.23	$7,667
4/9/2009	33,333	1,825	$1.00	$0.75	66.34%	0%	1.90%	$0.37	$12,333
5/9/2009	33,333	1,825	$1.00	$1.19	66.34%	0%	2.09%	$0.72	$23,970
6/9/2009	33,333	1,825	$1.00	$1.35	66.34%	0%	2.73%	$0.86	$28,666

On August 7, 2009, we entered into a non-interest bearing Bridge Note arrangement with one of our directors in the amount of $500,000 with a payment date of September 6, 2009 and a commitment fee of $25,000 paid on August 10, 2009. The Bridge Note also contained 25,000 warrants immediately exercisable into common shares at $1.00.

ITEM 4(T). CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated and communicated to our executive officers to allow timely decisions regarding required disclosure. As of March 31, 2009, our Chief Executive Officer, who acts in the capacity of principal executive officer and our Chief Accounting Officer who acts in the capacity of principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2009, based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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

     On August 7, 2009, we entered into a non-interest bearing Bridge Note arrangement with one of our directors in the amount of $500,000 with a payment date of September 6, 2009 and a commitment fee of $25,000 paid on August 10, 2009. The Bridge Note also contained 25,000 warrants immediately exercisable into common shares at $1.00.

     As of August 10, 2009 Kenneth Kerr, formerly the Chief Operating Officer, resigned his position from Beacon Enterprise Solutions Group, Inc. effectively immediately. No executive officer of Beacon Enterprise Solutions Group, Inc. (“Beacon”) is aware of any disagreement between Mr. Kerr and Beacon on any matter relating to the Company’s operations, policies or practices.

ITEM 6. EXHIBITS

Part I Exhibits

4.1	Form of warrant to purchase common stock granted to the investors in connection with the June 2009 offering of Common Stock.

10.1	Selling Agency Agreement dated June 12, 2009 by and between the Company and the selling agent named therein.

10.2	Employment Agreement dated May 12, 2009 by and between the Company and Bruce Widener.

10.3	Employment Agreement dated May 22, 2009 by and between the Company and Richard C. Mills.

10.4	Employment Agreement dated May 22, 2009 by and between the Company and Robert Mohr.

10.5	Letter Agreement dated August 10, 2009 by and between the Company and John Rhodes.

10.6	Promissory Note dated August 10, 2009 made and issued by the Company to John Rhodes Family Limited Partnership.

31.1	Certification of Principal Executive Officer, pursuant to Rules 13a-14(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Rules 13a-14(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

Beacon Enterprise Solutions Group, Inc.

Date: August 12, 2009	By:	/s/ Bruce Widener

Bruce Widener
Chief Executive Officer and
Chairman of the Board of Directors

and

Date: August 12, 2009	By:	/s/ Robert Mohr

Robert Mohr
Principal Financial Officer