Form 10-K
period 2009-09-30
BEACON ENTERPRISE SOLUTIONS GROUP INC
filed 2009-12-29
CIK 1122063

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended September 30, 2009.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-31355

BEACON ENTERPRISE SOLUTIONS GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	81-0438093
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1311 Herr Lane, Suite 205, Louisville, KY	40218
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code
(502) 657-3500

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐      No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐      No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $16,206,525 based on the price of Beacon Enterprise Solutions Group, Inc.’s common stock as of December 10, 2009, as reported on the OTC Bulletin Board.

The number of shares outstanding of Beacon Enterprise Solutions Group, Inc.’s common stock as of December 10, 2009 was 28,383,490.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference
None	Not Applicable

FORM 10-K
For the fiscal year ended September 30, 2009

INDEX

PART I

Item 1.	Business

Beacon Enterprise Solutions Group, Inc. and subsidiaries (collectively the “Company”) is a provider of global, international and regional telecommunications and technology systems infrastructure services, encompassing a comprehensive suite of consulting, design, installation, and infrastructure management offerings. Beacon’s portfolio of infrastructure services spans all professional and construction requirements for design, build and management of telecommunications, network and technology systems infrastructure. Professional services offered include consulting, engineering, program management, project management, construction services and infrastructure management services. Beacon offers these services under a comprehensive contract vehicle or unbundled to some global and regional clients. Beacon also offers special services in support of qualified projects in the smart buildings/campuses/cities and data center verticals. Finally, Beacon provides managed information technology and telecommunications services in selected local markets. In this report, the terms “Company,” “Beacon,” “we,” “us” or “our” mean Beacon Enterprise Solutions Group, Inc. and all subsidiaries included in our consolidated financial statements.

General

Beacon was formed for the purpose of acquiring and consolidating regional telecom businesses and service platforms into an integrated, national provider of high quality voice, data and VOIP communications to small and medium-sized business enterprises (the “SME Market”). The Company was originally formed to acquire companies that would allow it to serve the SME Market on an integrated, turn-key basis from system design, procurement and installation through all aspects of providing network service and designing and hosting network applications. In response to identification of a significant unserved market, our business strategy has shifted to become a leading provider of global, international and regional telecommunications and technology systems infrastructure services, encompassing a comprehensive suite of consulting, design, installation, and infrastructure management offerings, while continuing to provide managed information technology and telecommunications services in selected local markets.

Beacon generated revenue of approximately $11.1 million for the year ended September 30, 2009 as it pursued this new strategy. For the year ended September 30, 2009, Beacon recognized a net loss of approximately ($6.3) million. Total assets were approximately $12.8 million as of September 30, 2009.

Share Exchange Transaction and Phase I Acquisitions

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

Phase I Acquisitions

On December 20, 2007, Beacon acquired substantially all of the assets and assumed certain liabilities of Advance Data Systems, Inc., CETCON Inc., and Strategic Communications, Inc. under the terms of three separate asset purchase agreements. In addition, Beacon acquired substantially all of the assets and certain liabilities of Bell-Haun Systems Inc. in a stock purchase agreement. These acquisitions are referred to as the “Phase I Acquisitions.”

During the year ended September 30, 2008, Beacon focused on the consolidation of various operational elements of the Phase I Acquisitions into a single core infrastructure. For further information regarding these acquisitions, please see Note 4 to the consolidated financial statements.

Operations

Services

Beacon provides professional, construction and management services to clients who require a global reach, proven experience and resources, and the consistent, predictable results that can only be offered by a single global company. Today’s global and international client and international enterprises demand the competitive advantage obtained through outsourcing, without the additional cost, internal overhead and multiple points of failure that come from bidding for siloed services from small regional professional services firms or contractors. Beacon offers these global, multi-national or regional companies a competitive, single-source advantage for consulting, design, implementation, program management, project management and managed services regardless of the location. By overcoming the native barriers to entry found in the telecommunications and technology systems channels, Beacon is offering the Fortune 1,000 client a vehicle to more fully integrate global enterprise standards, reduce internal pressure on scarce IT and Facilities resources, reduce the risk that comes with multiple points of failure and increase operating income through the efficiencies that accompany true global strategic sourcing. The question is no longer whether to outsource a capability or activity, but rather how to source any activity in the value chain. Beacon offers this sourcing capability to our clients on a global, multi-national and regional basis.

Management Services.  In addition to offering consulting, design, engineering and installation of telecommunications and technology systems infrastructure, Beacon offers our clients infrastructure management services to address planning, moves, adds and changes to their telecommunications and technology systems. This service effectively bundles together all Beacon infrastructure services and offer them to clients under a global, multi-national or regional umbrella agreement. To protect client investments and reduce total cost of ownership; global, multi-national or regional infrastructure management is designed to: (i) reduce internal cost and complexity for obtaining engineering, installation or management related expenses, (ii) facilitate enterprise-wide standardization, (iii) eliminate duplicated effort, (iv) protect warranties, and (v) reduce costs associated with moves, adds and changes. The previously unavailable data which may be extracted from the Beacon management system can provide strategic planning insight and empirical data for management decisions, including the viability of new enterprise initiatives. Infrastructure management services also allow the telecommunications and technology systems infrastructure to be maintained by a planned and budgeted continuum, rather than as a reaction to a series of disconnected projects. Although Beacon clients may begin by using one of our discrete, project-oriented services (described below), the business model indicates that they will frequently evolve into a global, multi-national or regional infrastructure management client.

Design, Engineering & Construction Services.  The increasing economic, regulatory and environmental issues facing executives, IT and Facilities professionals mean that there are an increasing number of complex technical and operational issues that need to be solved for each customer. In order to address these issues, Beacon has moved beyond the expected baseline of technical and educational requirements (Professional

Engineer, RCDD, PMP, CPP, CISSP, etc.) and into a new paradigm of cross-disciplinary business and technical professionals who understand the benefit of standardization, predictability and consistency when provided within a process-driven solution. Companies can no longer rely on ownership of the internal capabilities to contract for a wide variety of services from a pool of subcontractors, but now must develop a smaller number of global or regional relationships that allow them to control and make the most of critical capabilities, whether or not they reside on the corporate balance sheet. Beacon provides each client with access to world-class engineering, design and installation resources, but offers them within a manner designed to permit a reduction in bottom line expenditures while reducing the workload of scarce internal resources. This contrasts the traditional bid mentality where clients lose any cost-benefit gained from the bid or proposal process, through increased pressure on internal resources needed to maintain the corporate standard while controlling the cost of administration of multiple vendors for identical tasks across a global enterprise. Beacon’s solution to the dramatic changes in world markets — geopolitical, macroeconomics, and technology, is to make business capability portable by providing the processes needed to make services delivery available on a global, multi-national or regional basis.

Special Services.  There are two vertical markets in FY 2010 that allow Beacon to leverage existing areas of internal expertise and as such will qualify for designation as a Beacon Special Service. They are data centers and smart (intelligent) buildings/campuses/cities. Data Center Special Services rely on existing expertise in consulting, design, project management, bid management and construction of data centers. Service delivery for data centers range from one or more compartmentalized professional services up to acting as the prime contractor for the construction or retrofit of the entire data center. The approach to smart or intelligent buildings/campuses/cities is primarily an engineering or design service, but can involve design/build projects. Enabled by the increasing availability of Internet compatible building systems, with demand created by pressure on building developers and managers to become more sensitive to energy management and reduction of carbon footprint for the built environment, the experience and knowledge required to design the infrastructure for the more than 15 low-voltage systems found in most offices are escalating in demand. Beacon has this ability internally and offers these services in higher demand areas such as the Middle East, Europe and some areas of the Pacific Rim.

Managed Information Technology and Telecommunications Services. Beacon continues to provide information technology and telecommunications services on a managed services basis in select local markets. These services are typically not portable and do not scale in the same manner as our Professional, Construction and Management Services as the customer base is largely middle market businesses with localized needs. We typically target medium sized businesses with limited information technology resources and offer high margin, value added services that allow the customer to concentrate on their business while we provide the tools necessary to supply their information technology and telecommunications needs. While profitable, we expect these services will diminish as a percentage of our overall business.

Customers

Because Beacon provides infrastructure management services to global and multi-national clients, the primary target clients can be defined as the Fortune 1000, or the broader Forbes Global 2000. Global clients may also elect to use Beacon’s services in an a la carte fashion, typically using Design & Engineering services which are more portable when used outside of an infrastructure managed services contract vehicle. The business model for global, multi-national and regional clients who use one or more unbundled services allows for migration to a fully managed services offering where all services are offered under a single contractual umbrella. At the beginning of FY 2010, Beacon unveiled a regional branch business model that allowed larger local companies, especially those with multiple sites to leverage the same consulting, design, contracting, project management or even infrastructure management services offered to our global clients. This regional branch model allows smaller companies who have no interest in global managed infrastructure services, or who want to sample Beacon’s services to do so with minimal risk associated with a long term contract. Further, this regional branch model allows Beacon to increase the depth of resources across a given country or region, adding scalability to global and multi-national service delivery, while providing an intake vehicle for future global clients.

Suppliers

Beacon establishes manufacturer, distributor and subcontract relationships from the global perspective. The lack of competitors offering infrastructure management services with a global reach provides Beacon with a distinct advantage. In addition, the global managed services business model provides an exclusive client relationship which is also attractive to suppliers. Beacon has accounts with various suppliers that provide products and materials necessary to fulfill our services and the needs of our customers. Such products are typically available from more than one supplier and we routinely review our supplier relationships to determine the suppliers with the most attractive footprint, logistics offerings and volume-based pricing. We use multiple criteria to evaluate our suppliers and purchase with those that provide us with the best service. The majority of Beacon’s services delivery is accomplished using internal resources. From time-to-time there is a need to engage the professional or construction-related services of contracted firms. The qualification and selection of these firms’ uses the same stringent background, chemical screening (where permissible by law) and technical assessments used in the hiring of employees. Contractors are held to the same high levels of service delivery, knowledge of customer and industry standards, and compliance with Beacon and industry best practices. Contractors are only used with customer knowledge and consent, and in those cases when geographical challenges or special skills are needed and cannot be overcome with internal resources.

Seasonality

Due to the breadth of services offered to Beacon clients, seasonality issues are minimal. Some seasonality deltas are noted between professional and construction services, however the volume core services and infrastructure management services tend to mitigate the seasonal differences for the unbundled services offered on a global or regional basis.

Customer Concentration

For the years ended September 30, 2008 and 2009, our largest customer accounted for approximately 19% and 25% of sales. Although we expect we will continue to have a high degree of customer concentration our customer engagements are typically covered by multi-year contracts or master service agreements under which we and our predecessor companies have been operating for a number of years. In addition, current economic conditions could harm the liquidity of and/or financial position of our customers or suppliers, which could in turn cause such parties to fail to meet their contractual or other obligations to us.

Competition

Beacon’s service delivery offerings, and therefore its competitors, can be divided into two broad categories. First, services that are offered individually, generally in response to the client needs for a single service within a single project and secondly, services that are offered as a single source package (managed services and outsourcing) and delivered as part of a regional, national, multi-national or global contract, generally with a specified window of time vs. for a single project or task. When offering a single service in response to a single project, there are numerous competitors. These mid to small-sized competitors tend to be single site or confined to small geographic regions and generally aggressively compete for private or publicly announced work. Further, they typically specialize in and are good at only one service out of the 5 or 6 that the client may actually need. These smaller, single service competitors are generally viewed as being commoditized. Beacon’s Branch model allows us to successfully leverage the bigger managed services offering and introduce scalability by allowing our clients the option to expand the number of services offered and the geography over which the service is delivered. By removing the business risk associated with having only a single service to offer to new and existing clients, it further allows Beacon to differentiate itself by offering a higher level of service with a more predictable price. So by leveraging the multi-service, global capabilities of Beacon, this provides a significant competitive edge for the first category of competitors, but reduces the pool of competitors for the full-spectrum managed infrastructure services offered across broad geographic areas. There are several national infrastructure firms, such as Black Box and Netversant that have the size and possibly the funding to become direct competitors, but by nature of their size and current business models they would experience significant internal resistance to change. Their past successes in the narrowly focused services arena, combined with their size would provide internal and external barriers to entry, and may well convert many potential competitors into clients as the value of the expanded Beacon managed services model gains wider recognition and market share.

Employees

Beacon currently employs approximately 91 people, 87 full time and 4 part time, in the Columbus, OH, Louisville, KY, Raritan , NJ and Cincinnati, OH markets. Beacon currently employs 7 people in Siebnen, Switzerland. None of Beacon’s employees is subject to a collective bargaining agreement.

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

Code of Ethics

We have adopted a Code of Ethics that applies to all of our directors, officers and employees. The Code is available on our website. If any waivers of the Code are granted, the waivers will be disclosed in an SEC filing on Form 8-K. Our website also includes the Charters of the Audit Committee and the Compensation Committee. Suite 205 Stockholders may request free copies of these documents by writing to Robert R. Mohr, 1311 Herr Lane, Louisville, KY 40222, by calling 502-657-3500 or sending an email request to robert.mohr@askbeacon.com.

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

Risks Relating to the Business

In this discussion of the “Risks Relating to the Business,” unless otherwise noted or required by the context, references to “us,” “we,” “our,” “Beacon” and similar terms refer to Beacon, as defined above, which is comprised of the operating business of Beacon, as described above, after the consummation of the Share Exchange.

Beacon has had a history of losses.

Beacon has incurred losses since its inception. While we expect to achieve a positive cash flow basis after the full integration of our acquired operations, there can be no assurance that this will occur. Our ability to operate profitably is dependent upon our ability to operate the businesses in the Phase I Acquisitions and the new services offerings, i.e. Infrastructure Management Services, in an economically successful manner but, no assurances can be given that we will be able to do this. Our prospects must be considered in light of the numerous risks, expenses, delays and difficulties frequently encountered in the intensely competitive and high risk telecommunications and IT services industry, as well as the risks generally inherent in the acquisition of companies and successfully integrating them. There can be no assurance that we will ever achieve sustained recurring revenue and profitability on a consistent and growing basis.

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

Rapid technological change and obsolescence could adversely affect Beacon’s business.

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

Beacon has operations outside the United States.

Part of our growth strategy relies on further development of operations outside the United States; such international operations are subject to additional risks, including:

•	local political or economic instability;

•	changes in governmental regulation;

•	changes in import/export duties;

•	trade restrictions;

•	lack of experience in foreign markets;

•	difficulties and costs of staffing and managing operations in certain foreign countries;

•	work stoppages or other changes in labor conditions;

•	difficulties in collecting accounts receivables on a timely basis or at all; and

•	adverse tax consequences or overlapping tax structures.

We plan to continue to market and sell our products internationally to respond to customer requirements and market opportunities. Establishing operations in any foreign country or region presents risks such as those described above as well as risks specific to the particular country or region. In addition, until a payment history is established over time with customers in a new geography or region, the likelihood of collecting receivables generated by such operations could be less than our expectations. As a result, there is a greater risk that reserves set with respect to the collection of such receivables may be inadequate. If our operations in any foreign country are unsuccessful, we could incur significant losses and we may not achieve profitability.

In addition, changes in policies or laws of the United States or foreign governments resulting in, among other things, changes in regulations and the approval process, higher taxation, currency conversion limitations, restrictions on fund transfers or the expropriation of private enterprises, could reduce the anticipated benefits of our international expansion. If we fail to realize the anticipated revenue growth of our future international operations, our business and operating results could suffer

Beacon does not manufacture the equipment that it relies upon.

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

Competition.  There are many companies operating in certain areas of Beacon’s basic market niche that have longer operating histories and greater financial, technical, marketing, sales, or other resources when compared to Beacon. While Beacon intends to enter into relationships with third parties to offset these competitive factors, there is no guarantee that Beacon will respond more effectively than its competitors to new or emerging products or changes in customer requirements. Increased competition, either from individual firms or collaborative ventures may harm Beacon’s ability to sell products and services on favorable terms, which in turn could lead to price cuts, reduced gross margins, or loss of market share. These factors could seriously harm Beacon’s business.

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

Before the Share Exchange, Suncrest Global Energy Corp. engaged in businesses unrelated to that of Beacon’s operations. Any liabilities relating to such prior business may have a material adverse effect on Beacon. Although we have not identified or been notified of any such liabilities as of December 10, 2009, we can give no assurances as to the existence of any such liabilities.

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

Stock of public companies can experience extreme price and volume fluctuations. These fluctuations often have been unrelated or out of proportion to the operating performance of such companies. Beacon expects its stock price to be similarly volatile. These broad market fluctuations may continue and could harm Beacon’s stock price. Any negative change in the public’s perception of the prospects of Beacon or companies in Beacon’s industry could also depress Beacon’s stock price, regardless of Beacon’s actual results. Factors affecting the trading price of Beacon’s common stock may include:

•	variations in operating results;

•	announcements of technological innovations, new products or product enhancements, strategic alliances or significant agreements by Beacon or by competitors;

•	recruitment or departure of key personnel;

•	litigation, legislation, regulation or technological developments that adversely affect Beacon’s business; and

•	market conditions in Beacon’s industry, the industries of their customers and the economy as a whole.

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

Although our Common Stock is currently traded on the OTC Bulletin Board (“OTC.BB ”), trading may be extremely sporadic. There can be no assurance that a more active market for our common stock will develop.

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

As a public company, Beacon incurs significant legal, accounting and other expenses. Beacon incurs costs associated with its public company reporting requirement and certain requirements under the Sarbanes-Oxley Act of 2002. Like many smaller public companies, Beacon faces a significant impact from required compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management of public companies to evaluate the effectiveness of internal control over financial reporting and the independent auditors to attest to the effectiveness of such internal controls and the evaluation performed by management. The SEC has adopted rules implementing Section 404 for public companies as well as disclosure requirements. The Public Company Accounting Oversight Board, or PCAOB, has adopted documentation and attestation standards that the independent auditors must follow in conducting its attestation under Section 404. Beacon is currently preparing for compliance with Section 404; however, there can be no assurance that it will be able to effectively meet all of the requirements of Section 404 as currently known to us in the currently mandated timeframe. Any failure to implement effectively new or improved internal controls, or to resolve difficulties encountered in their implementation, could harm Beacon’s operating results, cause it to fail to meet reporting obligations or result in management being required to give a qualified assessment of its internal control over financial reporting or its independent auditors providing an adverse opinion regarding management’s assessment. Any such result could cause investors to lose confidence in Beacon’s reported financial information, which could have a material adverse effect on its stock price.

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

Item 1B.	Unresolved Staff Comments.

Not Applicable

Item 2.	Properties

Beacon’s executive offices are located at 1311 Herr Lane, Suite 205, Louisville, KY 40222 in 2,142 square feet of office space leased through March 30, 2010. Additionally, we have offices in Louisville, KY consisting of 8,150 square feet of office space leased through December 31, 2010, Cincinnati, OH consisting of 3,675 square feet of office space leased through October 31, 2010, Columbus, OH consisting of 7,018 square feet leased through December 31, 2009, and Siebnen, Switzerland consisting of approximately 1,100 square feet leased on a month to month basis.. We believe our facilities are adequate for the continuing operations of our existing business.

Item 3.	Legal Proceedings

We are subject to various legal proceedings in the normal course of business, none of which is required to be disclosed under this Item 3.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2009.

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

The public market for our stock is limited and sporadic. The following table sets forth, for the period indicated, the high and low last sale price for our common stock as reported on the OTC Bulletin Board:

Quarter Ended	High	Low

Fiscal 2009
December 31, 2008	$1.52	$0.55
March 31, 2009	$1.10	$0.30
June 30, 2009	$1.65	$0.69
September 30, 2009	$1.73	$0.92
Fiscal 2008
December 31, 2007	$—	$—
March 31, 2008	$1.90	$1.04
June 30, 2008	$1.20	$0.95
September 30, 2008	$1.50	$0.51

Holders

As of December 10, 2009, we had approximately 330 stockholders of record.

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

Recent Sales of Unregistered Securities

Information related to sales of unregistered securities has been included in our Quarterly Reports on Form 10-Q for the periods ended December 31, 2007, March 31, 2008 and June 30, 2008, December 31, 2008, March 31, 2009 and June 30, 2009 as well as our Current Reports on Form 8-K filed on December 28, 2007, January 11, 2008, January 22, 2008, February 19, 2008, March 13, 2008, March 18, 2008, July 16, 2008, August 6, 2008, August 13, 2008, August 25, 2008, September 8, 2008, September 22, 2008, October 7, 2008, October 9, 2008, October 14, 2008, October 30, 2008, December 9, 2008, January 5, 2009, January 22, 2009, January 28, 2009, February 5, 2009, February 17, 2009, February 20, 2009, February 23, 2009, February 24, 2009, March 11, 2009, March 25, 2009, April 3, 2009, April 10, 2009, April 17, 2009, April 20, 2009, April 29, 2009, May 8, 2009, May 13, 2009, May 19, 2009, June 2, 2009, July 2, 2009, July 23, 2009, August 12, 2009, August 18, 2009, September 01, 2009, October 2, 2009, October 15, 2009, October 19, 2009, November 3, 2009, November 12, 2009, November 24, 2009 and December 15, 2009 and incorporated herein by reference.

Securities Authorized for Issuance Under Compensation Plans

On March 26, 2008, our Board of Directors reserved and authorized 1,000,000 shares of our Common Stock under the 2008 Long-Term Incentive Compensation Plan. This plan was approved by the shareholders on April 16 2009.

Equity Compensation Plan Information

	(a)	(b)	(c)
	Number of Securities to	Weighted-Average	Number of Securities Remaining
	be Issued Upon Exercise	Exercise Price of	Available for Future Issuance Under
	of Outstanding Options,	Outstanding Options,	Equity Compensation Plans (Excluding
As of September 30, 2009	Warrants and Rights	Warrants and Rights	Securities Reflected in Column (a))

Plan Category
Equity compensation plans approved by security holders	300,000	$1.57	700,000

Issuer Purchases of Equity Securities

None.

Item 7.	Management’s Discussion and Analysis of Financial Condition, Plans and Results of Operations

Beacon Enterprise Solutions Group, Inc. and subsidiaries (collectively the “Company”) is a provider of global, international and regional telecommunications and technology systems infrastructure services, encompassing a comprehensive suite of consulting, design, installation, and infrastructure management offerings. Beacon’s portfolio of infrastructure services spans all professional and construction requirements for design, build and management of telecommunications, network and technology systems infrastructure. Professional services offered include consulting, engineering, program management, project management, construction services and infrastructure management services. Beacon offers these services under a comprehensive contract vehicle or unbundled to some global and regional clients. Beacon also offers special services in support of qualified projects in the smart buildings/campuses/cities and data center verticals. Finally, Beacon provides managed information technology and telecommunications services in selected local markets. In this report, the terms “Company,” “Beacon,” “we,” “us” or “our” mean Beacon Enterprise Solutions Group, Inc. and all subsidiaries included in our consolidated financial statements.

Cautionary Statements — Forward Outlook and Risks

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

Overview

We were formed for the purpose of acquiring and consolidating regional telecom businesses and service platforms into an integrated, national provider of high quality voice, data and VOIP communications to small and medium-sized business enterprises (the “MBE Market”). The Company was originally formed to acquire companies that would allow it to serve the SME Market on an integrated, turn-key basis from system design, procurement and installation through all aspects of providing network service and designing and hosting network applications. In response to identification of a significant un-served market, our business strategy has shifted to become a leading provider of global, international and regional telecommunications and technology systems infrastructure services, encompassing a comprehensive suite of consulting, design, installation, and infrastructure management offerings, while continuing to provide managed information technology and telecommunications services in selected local markets.

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

During the year ended September 30, 2008, Beacon focused on the consolidation of various operational elements of the Phase I Acquisitions into a single core infrastructure. For further information regarding these acquisitions, please see Note 4 to the consolidated financial statements.

Acquisition Growth Strategy

We are continuing to pursue mergers and acquisitions for a portion of our growth.

On July 30, 2009 we completed the acquisition of Symbiotec Solutions AG located outside Zurich Switzerland. This has been renamed Beacon Solutions AG, relocated to a new facility in Altendorf, and engaged in a number of projects supporting our global accounts.

A key component of our growth strategy is through strategic acquisitions. These potential acquisition candidates must meet specific criteria including the following;

•	Accretive to earnings in the first year.

•	Strategic locations throughout the US and Europe where we have significant concentrations of demand for our service offerings.

•	Highly trained technical staff that can meet our internal requirements and the requirements of our Global customers.

We may not continue to be successful in our search for potential acquisition candidates that are acceptable for our business model, or we may not be successful in our attempts to acquire new businesses that we have identified as attractive acquisition candidates.

Organic Growth Strategy

With respect to our plans to increase revenue organically, we have identified, and are currently pursuing, several significant strategies;

•	The first strategy is to expand the a la carte services offered to existing major national, multi-national and global clients who have not already signed an infrastructure managed services agreement. This has been initiated by the hiring of branch level account managers focused on the sale of individual infrastructure services and the global managed services offering. With reorganization of the professional services team structure, it permits Beacon to accommodate branch level services delivery to potential global clients.

•	The second strategy is to continue to add regional branches to the existing branches in Columbus and Cincinnati, Ohio, Louisville, Kentucky and Raritan, NJ. The additional branches will be strategically located to provide regional coverage and depth of resources to support global client demand.

•	The third strategy is to add regional and major account sales resources in each new branch. This will facilitate the introduction of Fortune 1000, Global 2000 and qualifying multi-national firms. We refer to these current and future clients as Fortune 10000.

Results of Operations

For the years ended September 30, 2008 and 2009

Revenue for the year ended September 30, 2008 and 2009 was approximately $6.0 million and $11.1 million. The revenue growth was lead by our Information Transport Systems Managed Services, which was initiated during the year ended September 2009 and accounted for approximately $1.2 million of revenue. The revenue from this new service offering, which is included with the Time and Material Contracts in Note 3, was generated from a signed contract to provide such Services to one of the world’s premier pharmaceutical and consumer health products companies operating over 250 businesses. Under the terms of the contract, we provide, as requested, all moves, adds and changes for low voltage infrastructure, including cabling, at the manufacturer’s companies across North America, Canada and Puerto Rico. Revenue growth was further attributable to the acquisition of Symbiotec, which added approximately $1.0 million of revenue, and sales growth of $1.4 million from a strategic marketing agreement under which we provide procurement and installation services as a subcontractor.

Due to the sales growth our cost of goods sold for the years ended September 30, 2008 and 2009, which amounted to approximately $3.3 million and $7.5 million, also rose. The increase was primarily due to material costs increase from the year ended September 30, 2008 of $1.8 million to $4.6 million for the year ended September 30, 2009, thus accounting for approximately $2.8 million of the cost of goods increase. Additionally our subcontractor costs rose from $1.5 million to $2.9 million for the years ended September 30, 2008 and 2009, a portion of which was incurred to support our new Information Transport Systems Managed Services offering.

Salaries and benefits of approximately $3.2 million and $4.5 million for the years ended September 30, 2008 and 2009 respectively, consisted of salaries and wages of approximately $2.3 million and $2.9 million, commissions of $119,000 and $330,000, benefits of $251,000 and $283,000, payroll taxes of $268,000 and $376,000, the increase in each attributable to increased headcount for the year ended September 30, 2009. Additionally the company match of employee contributions to the 401k plan decreased from $71,000 to $37,000 for the years ended September 30, 2008 and 2009, respectively due to a change in the matching program based on company profitability. Non-cash share-based compensation of $280,000 and $558,000 related primarily to restricted stock and stock options that vested during the period, the increase for the year ended September 30, 2009 attributable to options to purchase 3,110,000 additional shares granted, is included in salaries and wages.

Selling, general and administrative expense for the years ended September 30, 2008 and 2009 of approximately $3.5 million and $4.3 million include approximately $428,000 and $462,000 of accounting and professional fees, and a charge for bad debt expense of $50,000 and $143,000 the increase of which takes into account sales growth and economic conditions for the year ended September 30, 2009. As part of our plan to increase visibility with the investing public we increased spending on investor relations accounting for approximately $107,000 and $1.4 million . Due to our expanding business and in order to fully integrate our offices, telecommunications expense increased from approximately $129,000 to $226,000, travel and related expenses increased from $221,000 to $374,000, and business insurance expenses increased from $153,000 to $174,000, year over year. Administrative services expenses decreased from $575,000 to $100,000 due to the cost of the Suncrest acquisition (Note 1) and related integration costs thereof incurred in the year ended September 30, 2008. Finally other selling, general and administrative expenses included, $501,000 and $461,000 of amortization expense related to intangible assets, $70,000 and $153,000 of depreciation and $132,000 and $134,000 of miscellaneous outside services.

Interest expense of approximately $610,000 and $905,000 for the years ended September 30, 2008 and 2009 includes interest related to our Bridge Notes in addition to the notes payable issued in connection with our Phase I Acquisitions. Non-cash interest expense related to the accretion of the Bridge Notes to face value, warrants issued in exchange for certain financing arrangements, and the vesting of contingent bridge warrants was $227,000 and $302,000 for the years ended September 30, 2008 and 2009, and $158,000 and $289,000 related to warrants earned in connection with certain equity financing arrangements.

Contractual dividends on our Series A and A-1 Preferred Stock amounted to approximately $220,000 and $548,000 for the years ended September 30, 2008 and 2009. Of these amounts, $220,000 and $38,000 was included in accrued expenses as of September 30, 2008 and 2009, respectively. Deemed dividends related to the beneficial conversion feature embedded in our Series A, A-1 and B Preferred Stock of approximately $4.2 million and $266,000 was recognized during the years ended September 30, 2008 and 2009.

Liquidity and Capital Resources

We incurred a net loss of approximately ($6.3) million and used approximately ($4.3) million of cash in our operating activities for the year ended September 30, 2009. At September 30, 2009, our accumulated deficit amounted to approximately ($16.3) million. We had cash of $264,000 and a working capital deficit of approximately ($1.5) million at September 30, 2009.

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

Our financing transactions to date include the following:

On July 25, 2008, we engaged a registered broker-dealer (the “Placement Agent”) in a private placement ($.80 per unit) (the “July Common Offering”) of up to 3,750,000 units (the “Common Units”), for an aggregate purchase price of $3,000,000, with each Common Unit comprised of (i) one share of Common Stock, and (ii) a five year warrant to purchase one-half share of Common Stock (each, a “Common Offering Warrant”). During the nine months ended June 30, 2009 we sold 367,099 units for net proceeds of $239,290 (gross proceeds of $293,679 less offering costs of $54,389).

On October 29, November 17 and November 19, 2008, Beacon and Midian Properties, LLC, entered into short term credit facilities in the amounts of $100,000, $120,000 and $70,000 that the Company repaid. On March 27, 2009, Beacon and Midian, entered into a short term credit facility in the amount of $53,000, the principal of which was due and payable to the holder within seven (7) days of issuance along with a 1% origination fee. The credit facility has been fully repaid.

On November 12, 2008, Beacon engaged a registered broker-dealer in a private placement of Common Stock and Warrants to raise $3.0 million of equity financing with an option to raise an additional $450,000 if the offering is oversubscribed. As of May 27, 2009 we sold 4,277,050 units for net proceeds of $2,642,465 (gross proceeds of $3,421,640 less offering costs of $779,175).

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

On January 9, 2009, we entered into an equity financing arrangement with one of our directors that provided up to $2.2 million of additional funding, the terms of which provide for compensation of a one-time grant of warrants to purchase 100,000 shares of common stock at $1.00 per share and ongoing grants of warrants to purchase 33,333 shares of common stock at $1.00 per share each month that the financing arrangement is in effect. The warrants have a five year term. The commitment was reduced on a dollar for dollar basis as we raised additional equity capital in various private placements On May 13, 2009, the director agreed to renew the commitment and increase the available financing under the arrangement to $1.8 million in exchange for a continuation of the ongoing grants of warrants to purchase 33,333 shares of common stock at $1.00 per share through August 11, 2009. On August 10, 2009 the facility was renewed to increase the available financing to $3.0 million through July 1, 2010 on substantially the same terms but has since been reduced on a dollar for dollar basis to zero availability as additional equity capital has been raised from financing transactions.

On January 22, 2009, Beacon entered into $500,000 of convertible notes payable with a group of private investors (the “Notes”) facilitated by a broker/dealer. During the period ended September 30, 2009, we repaid $202,000 of the convertible notes.

On March 31, 2009, we executed an extension of our $100,000 demand note with First Savings Bank, the terms of which are substantially the same as the original agreement, with payments initially due May 15 and June 15, 2009 in the amount of $50,000 each plus accrued interest. We paid $50,000 of this note. On July 24, 2009 an additional extension was executed through August 31, 2009, and further extended on October 29, 2009 through December 30, 2009.

On June 5, 2009, Beacon engaged a registered broker-dealer in a private placement of Common Stock and Warrants to raise $600,000 of equity financing with an option to raise an additional $400,000 if the offering was oversubscribed. On July 9, 2009, we opted to increase this offering to $2.5 million. As of

August 31, 2009, we sold 1,846,847 units for net proceeds of $1,212,620 (gross proceeds of $1,479,930 less offering costs of $267,310) when we completed this offering.

On September 28, 2009, we engaged a registered broker-dealer in a private placement of Common Stock and Warrants to raise $3,000,000 of equity financing with an option to raise an additional $1,000,000 if the offering is oversubscribed. As of December 15, 2009, we sold 4,090,000 units for net proceeds of $2,673,480 (gross proceeds of $3,272,000 less offering costs of $598,520) when we completed the offering.

On October 19, 2009, we announced an authorization to proceed with providing global network infrastructure services to one of our Fortune 100 customers under a three year agreement worth approximately $27 million in revenue, of which we have received a customer deposit of approximately $0.4 million related to initiation of the project that began early in the fourth quarter of fiscal 2009.

On November 11, 2009, we announced a $24.8 million data center construction management engagement beginning immediately with the first phase, worth approximately $13.0 million in revenue, due to complete on or before September 30, 2010. As of December 10, 2009, we have received customer deposits of approximately $3.7 million to fund the project.

We completed our acquisition of Symbiotec AG (Note 4), on July 29, 2009, subsequently executing certain commercial agreements that we believe represent significant miletstones in the execution of our business plan. As a result we anticipate being able to generate positive cash flows in our operating activities during the year end September 30, 2010.

Based on the recent progress we made in the execution of our business plan, we believe that our currently available cash, the proceeds of our equity financing activities, and funds we expect to generate from operations will enable us to effectively operate our business and repay our debt obligations as they become due through October 1, 2010. However, we will require additional capital in order to execute our business plan. If we are unable to raise additional capital, or encounter unforeseen circumstances that place constraints on our capital resources, we will be required to take various measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing our business development activities, suspending the pursuit of our business plan, and controlling overhead expenses. We cannot provide any assurance that we will raise additional capital. We have not secured any commitments for new financing at this time, nor can we provide any assurance that new financing will be available to us on acceptable terms, if at all.

Off-Balance Sheet Arrangements

We have three operating lease commitments for real estate used for office space and production facilities.

Contractual Obligations as of September 30, 2009:

The following is a summary of our contractual obligations as of September 30, 2009:

		Payment Due by Period
		Year	Years	Years
Contractual Obligations	Total	1	2-3	4-5	Thereafter

Debt obligations	$2,292,561	$1,490,226	$698,618	$103,717
Interest obligations(1)	162,109	95,875	64,525	1,709
Operating lease obligations(2)	142,823	123,423	19,400

	$2,597,493	$1,709,524	$782,543	$105,426	$—

(1)	Interest obligations assume Prime Rate of 3.25% at September 30, 2009. Interest rate obligations are presented through the maturity dates of each component of long-term debt.

(2)	Operating lease obligations represent payment obligations under non-cancelable lease agreements classified as operating leases and disclosed pursuant to Statement of Financial Accounting Standards No. 13 “Accounting for Leases,” as may be modified or supplemented. These amounts are not recorded as liabilities of the current balance sheet date.

Dividends on Series A and A-1 Preferred Stock are payable quarterly at an annual rate of 10% and Series B Preferred Stock are payable quarterly at an annual rate of 6% in cash or the issuance of additional shares of Series A, A-1 and B Preferred Stock, at our option. If we were to fund dividends accruing during the year ending September 30, 2010 in cash, the total obligation would be $370,000 based on the number of shares of Series A, A-1 and B Preferred Stock outstanding as of September 30, 2009.

We currently anticipate the cash requirements for capital expenditures, operating lease commitments and working capital will likely be funded with our existing fund sources and cash provided from operating activities. In the aggregate, total capital expenditures are not expected to exceed $500,000 for the year ended September 30, 2010 and could be curtailed should we experience a shortfall in expected financing.

Working Capital

As of September 30, 2009, our current liabilities exceed current assets by approximately ($1.5) million. The bridge notes recorded in current liabilities are convertible into common stock and the note agreements provide for vesting of additional warrants to purchase shares of common should the holders continue to hold the debt and immediate vesting of the additional warrants upon conversion.

Item 8.	Financial Statements and Supplementary Data

Consolidated Financial Statements of Beacon Enterprise Solutions Group, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Stockholders
Beacon Enterprise Solutions Group, Inc
1311 Herr Lane, Suite 205
Louisville, KY 40222

We have audited the accompanying consolidated balance sheets of Beacon Enterprise Solutions Group, Inc and Subsidiaries (the “Company”) as of September 30, 2008 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Beacon Enterprise Solutions Group, Inc and subsidiaries, as of September 30, 2008 and 2009, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in The United States of America.

New York, NY

Beacon Enterprise Solutions Group, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30,	September 30,
	2008	2009

ASSETS
Current assets:
Cash and cash equivalents	$127,373	$264,338
Accounts receivable, net	1,505,162	3,980,715
Inventory, net	597,794	604,622
Prepaid expenses and other current assets	44,745	397,319

Total current assets	2,275,074	5,246,994
Property and equipment, net	310,703	394,571
Goodwill	2,791,648	3,151,948
Other intangible assets, net	3,802,717	3,903,124
Other assets	176,249	117,111

Total assets	$9,356,391	$12,813,748

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short term credit obligations	$200,000	$550,000
Convertible Note Payable		297,999
Bridge notes (net of $0 and $33,123 aggregate discounts)	—	166,879
Current portion of long-term debt	495,595	475,348
Accounts payable	1,225,509	2,176,845
Contingent consideration payable		145,189
Income tax payable	—	97,581
Accrued expenses	1,337,360	2,644,280
Customer Deposits	95,767	160,368

Total current liabilities	3,354,231	6,714,489

Long-term debt, less current portion	1,316,477	802,335
Bridge notes (net of $128,840 discount at September 30, 2008)	571,160
Deferred Tax Liability	45,472	103,484

Total liabilities	5,287,340	7,620,308

Stockholders’ equity
Stockholders’ equity
Preferred Stock: $0.01 par value, 5,000,000 shares authorized, 5,200 and 3,984 shares outstanding in the following classes:
Series A convertible preferred stock, $1,000 stated value, 4,500 authorized, 4,000 and 1,984 shares issued and outstanding, (liquidation preference $3,171,999)	4,000,000	$1,984,074
Series A-1 convertible preferred stock, $1,000 stated value, 1,000 shares authorized, 800 and 752 shares issued and outstanding, (liquidation preference $940,678)	800,000	752,347
Series B convertible preferred stock, $1,000 stated value, 4,000 shares authorized, 400 and 700 shares issued and outstanding, (liquidation preference $914,818)	400,000	700,000
Common stock, $0.001 par value 70,000,000 shares authorized, 12,093,021 and 24,655,990 shares issued and outstanding	12,093	24,656
Additional paid in capital	8,027,602	$17,977,046
Accumulated deficit	(9,170,644)	(16,254,545)
Accumulated other comprehensive income		9,862

Total stockholders’ equity	4,069,051	5,193,440

Total liabilities and stockholders’ equity	9,356,391	12,813,748

The accompanying notes are an integral part of these consolidated financial statements.

Beacon Enterprise Solutions Group, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the	For the
	Year Ended	Year Ended
	September 30,	September 30,
	2008	2009

Net sales	$6,012,637	$11,070,496

Cost of goods sold	1,796,460	4,577,261
Cost of services	1,500,390	2,915,803

Gross profit	2,715,787	3,577,432
Operating expense
Salaries and Wages	3,199,378	4,489,947
Selling, General and Administrative	3,515,840	4,297,342

Total operating expense	6,715,218	8,787,289

Loss from operations	(3,999,431)	(5,209,857)
Other (expenses) income
Interest expense	(610,051)	(905,125)
Interest income	7,416	725

Total other (expenses)	(602,635)	(904,400)

Net (loss) before income taxes	(4,602,066)	(6,114,257)
Income taxes	45,472	155,593

Net (loss)	(4,647,538)	(6,269,850)
Series A, A-1 and B Preferred Stock:
Contractual dividends	(220,354)	(547,676)
Deemed dividends related to beneficial conversion feature	(4,169,372)	(266,375)

Net (loss) available to common stockholders	(9,037,264)	(7,083,901)

Net loss per share to common stockholders — basic and diluted	$(0.95)	$(0.43)

Weighted average shares outstanding — basic and diluted	9,466,764	16,482,449

Other Comprehensive income, net of tax
Net Loss	$(9,037,264)	$(7,083,901)
Foreign currency translations adjustment	*	9,862

Comprehensive loss	$(9,037,264)	$(7,074,039)

The accompanying notes are an integral part of these consolidated financial statements.

Beacon Enterprise Solutions Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity
For the years ended September 30, 2008 and 2009

	Series A Convertible		Series A-1 Convertible		Series B Convertible
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock				Accumulated
		$1,000		$1,000		$1,000		$0.001	Additional		Other
		Stated		Stated		Stated		Par	Paid-In	Accumulated	Comprehensive
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Income	Total

Balance at October 1, 2007							5,187,650	$5,188	$(812)	$(133,380)		$(129,004)
Common stock granted to employee for services							782,250	782	(782)			—
Vested portion of common stock granted to employee for services									266,693			266,693
Shares of Suncrest outstanding at time of share exchange							1,273,121	1,273	(1,273)			—
Common stock issued as purchase consideration in business combinations							3,225,000	3,225	2,738,025			2,741,250
Series A Preferred Stock issued in private placement	4,000.0	4,000,000										4,000,000
Series A-1 Preferred Stock issued in private placement			800.0	800,000								800,000
Series B Preferred Stock issued in private placement					400	400,000						400,000
Common Stock issued in private placement							1,625,000	1,625	1,298,375			1,300,000
Private placement offering costs									(1,188,324)			(1,188,324)
Beneficial conversion feature — deemed preferred stock dividend									4,169,372	(4,169,372)		—
Bridge note warrants									72,000			72,000
Beneficial conversion feature — bridge notes									128,000			128,000
Vested contingent bridge warrants									77,980			77,980
Warrants issued for equity financing agreement									235,699			235,699
Compensatory warrants									219,000			219,000
Interest on Put Options									—
Series A Preferred Stock contractual dividends										(194,904)		(194,904)
Series A-1 Preferred Stock contractual dividends										(25,450)		(25,450)
Issuance of Stock Options									13,649			13,649
Net loss										(4,647,538)		(4,647,538)

Balance at September 30, 2008	4,000	$4,000,000	800	$800,000	400	$400,000	12,093,021	$12,093	$8,027,602	$(9,170,644)	$—	$4,069,051
Vested portion of share based payments to employee for services									558,235			558,235
Coversion of debt to Preferred shares					300	300,000						300,000
Coversion of debt to common shares							833,334	833	499,167			500,000
Conversion of Preferred shares to common	(2,635)	(2,635,049)	(159)	(158,598)	—	—	3,724,854	3,726	2,789,921	—		—
Common Stock issued in private placement							6,853,497	6,853	5,478,396			5,485,249
Private placement offering costs									(1,138,574)			(1,138,574)
Warrants exercised for common shares							196,145	196	(196)			(0)
Shares issued for Symbio — Tec acquistion							400,000	400	436,455			436,855

Beacon Enterprise Solutions Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity — (Continued)
For the years ended September 30, 2008 and 2009

	Series A Convertible		Series A-1 Convertible		Series B Convertible
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock				Accumulated
		$1,000		$1,000		$1,000		$0.001	Additional		Other
		Stated		Stated		Stated		Par	Paid-In	Accumulated	Comprehensive
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Income	Total

Fair value of contingent shares related to Symbio-Tec acquistion									476,000			476,000
Shares committed to Anti-dilution adjustment							285,139	285	(285)			0
Common Stock issued for investor relations agreements							270,000	270	163,830			164,100
Beneficial conversion feature — deemed preferred stock dividend									200,676	(200,676)		—
Discount on Convertible Notes Payable									74,334			74,334
Vested contingent bridge warrants									56,840			56,840
Warrants issued for equity financing agreement									288,946			288,946
Series A Preferred Stock contractual dividends										(429,834)		(429,834)
Series A Preferred Stock contractual dividends paid in kind	619	619,123										619,123
Series A-1 Preferred Stock contractual dividends										(85,689)		(85,689)
Series A-1 Preferred Stock contractual dividends paid in kind			111	110,945								110,945
Series B Preferred Stock contractual dividends										(32,153)		(32,153)
Beneficial conversion feature — deemed Investor Warrant dividend									65,699	(65,699)		—
Net loss										(6,269,850)		(6,269,850)
Net change in accumulated other comprehensive income											9,862	9,862
Total comprehensive income

Balance at September 30, 2009	1,984	$1,984,074	752	$752,347	700	$700,000	24,655,990	$24,656	$17,977,046	$(16,254,545)	$9,862	$5,193,440

The accompanying notes are an integral part of these consolidated financial statements.

Beacon Enterprise Solutions Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the	For the
	Year Ended	Year Ended
	September 30,	September 30,
	2008	2009
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,647,538)	$(6,269,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in reserve for obsolete inventory	35,058	125,441
Change in reserve for doubtful accounts	50,000	107,771
Depreciation and Amortization	571,467	613,080
Non-cash interest	384,839	590,837
Share based payments	499,342	722,336
Deferred income tax liability	45,472	58,012
Changes in operating assets and liabilities:
Accounts receivable	(866,161)	(2,444,628)
Inventory	(174,861)	(132,269)
Prepaid expenses and other current assets	32,691	(325,092)
Other assets	131,227	59,137
Accounts payable	403,365	903,973
Income taxes payable		97,581
Customer deposits	(241,866)	64,601
Accrued expenses	935,132	1,501,244

NET CASH USED IN OPERATING ACTIVITIES	(2,841,833)	(4,327,826)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(154,070)	(220,438)
Acquisition of businesses, net of acquired cash	(2,223,535)	46,202

NET CASH USED IN INVESTING ACTIVITIES	(2,377,605)	(174,236)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuances of convertible notes		500,000
Proceeds from issuances of bridge notes and other short term notes	422,000	700,000
Proceeds from sale of preferred stock, net of offering costs	4,276,460	—
Proceeds from sale of common stock, net of offering costs	1,035,216	4,346,672
Proceeds from lines of credit	400,000	343,000
Proceeds from note payable	600,000	—
Payment of note offering costs		(75,000)
Repayment of line of credit	(450,000)	(393,000)
Repayment of convertible notes		(202,001)
Payments of notes payable	(985,514)	(534,389)
Payments of capital lease obligations	(13,562)	(11,928)

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,284,600	4,673,354

NET INCREASE IN CASH AND CASH EQUIVALENTS	65,162	171,292
CASH AND CASH EQUIVALENTS — BEGINNING OF YEAR	62,211	127,373
Effect of exchange rates on chase and cash equivalents		(34,327)

CASH AND CASH EQUIVALENTS — END OF YEAR	$127,373	$264,338

Cash paid for:
Interest	115,587	$104,715

Income taxes	—	$105,266

Acquisition of businesses
Accounts receivable	689,001	$133,516
Inventory	618,601	—
Prepaid expenses and other current assets	55,283	26,567
Property and equipment	226,743	15,000
Goodwill	2,791,649	360,300
Customer relationships	3,874,074	349,100
Non-compete agreements	430,000	212,300
Security deposits	27,591	—
Line of credit	(250,000)	—
Accounts payable and accrued expenses	(932,276)	(84,941)
Customer deposits	(292,692)	—
Long-term debt assumed	(354,199)	—
Capital lease obligations	(25,490)	—
Other acquisition liabilities	(50,000)	(145,189)
Less: share based purchase consideration	(2,741,250)	(912,855)
Less: acquisition notes issued to sellers of acquired businesses	(1,843,500)	—

Cash used in acquisition of businesses (net of $148,283 and $46,202 of cash acquired)	2,223,535	$(46,202)

The accompanying notes are an integral part of these consolidated financial statements.

BEACON ENTERPRISE SOLUTIIONS GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

NOTE 1 —	ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

The consolidated financial statements presented are those of Beacon Enterprise Solutions Group, Inc., which was originally formed in the State of Indiana on June 6, 2007 and combined with Suncrest Global Energy Corp. a Nevada corporation, on December 20, 2007, as described in “Share Exchange Transaction,” below. In these footnotes to the consolidated financial statements, the terms “Company,” “Beacon,” “we,” “us” or “our” mean Beacon Enterprise Solutions Group, Inc. and all subsidiaries included in our consolidated financial statements.

Beacon provides global, international and regional telecommunications and technology systems infrastructure services, encompassing a comprehensive suite of consulting, design, installation, and infrastructure management offerings. Beacon’s portfolio of infrastructure services spans all professional and construction requirements for design, build and management of telecommunications, network and technology systems infrastructure. Professional services offered include consulting, engineering, program management, project management, construction services and infrastructure management services. Beacon offers these services under either a comprehensive contract option or unbundled to some global and regional clients.

We were formed for the purpose of acquiring and consolidating regional telecom businesses and service platforms into an integrated, national provider of high quality voice, data and VOIP communications to small and medium-sized business enterprises (the “MBE Market”). The Company was originally formed to acquire companies that would allow it to serve the SME Market on an integrated, turn-key basis from system design, procurement and installation through all aspects of providing network service and designing and hosting network applications. In response to identification of a significant unserved market, our business strategy has shifted to become a leading provider of global, international and regional telecommunications and technology systems infrastructure services, encompassing a comprehensive suite of consulting, design, installation, and infrastructure management offerings, while continuing to provide managed information technology and telecommunications services in selected local markets.

Beacon (IN) was a development stage enterprise with no operating history until completing the Share Exchange Transaction described below and simultaneous business combinations (the “Phase I Acquisitions”) and certain Private Placement financing transactions described in Notes 4 and 14, respectively.

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

Prior to the Share Exchange Transaction, Suncrest was a publicly-traded corporation with nominal operations. After the Share Exchange Transaction, Suncrest was the surviving legal entity and Beacon (IN) was its wholly-owned subsidiary and Suncrest. Suncrest changed its name to Beacon Enterprise Solutions Group, Inc. on February 15, 2008 and continued to carry on the operations of Beacon. The Share Exchange Transaction was accounted for as a reverse merger and recapitalization transaction in which the original

BEACON ENTERPRISE SOLUTIIONS GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Beacon (IN) is deemed to be the accounting acquirer. Accordingly, the accompanying consolidated financial statements present the historical financial position, results of operations and cash flows of Beacon, adjusted to give retroactive effect to the recapitalization of Beacon (IN) into Suncrest.

NOTE 2 —	LIQUIDITY AND FINANCIAL CONDITION

We incurred a net loss of approximately $6.3 million and used approximately $4.3 million of cash in our operating activities for the year ended September 30, 2009. At September 30, 2009, our accumulated deficit amounted to approximately $16.3 million. We had cash of $264,000 and a working capital deficit of.

Including, among other things, volatility in securities prices, diminished liquidity and credit availability and declining valuations. Among other risks we face, the current tightening of credit in financial markets may adversely affect our ability to obtain financing in the future, including, if necessary, to fund strategic acquisitions, and/or refinance our debt as it comes due.

Financing transactions we completed during the year ending September 30, 2009 include the following:

On July 25, 2008, we engaged a registered broker-dealer in a private placement ($.80 per unit) (the “July Common Offering”) of up to 3,750,000 units for an aggregate purchase price of $3,000,000, with each Common Unit comprised of (i) one share of Common Stock, and (ii) a five year warrant to purchase one-half share of Common Stock. During the year ended September 30, 2009 we sold 367,099 units for net proceeds of $239,290 (gross proceeds of $293,679 less offering costs of $54,389).

On October 29, November 17 and November 19, 2008, Beacon and Midian Properties, LLC, entered into short term credit facilities in the amounts of $100,000, $120,000 and $70,000 that the Company repaid. On March 27, 2009, Beacon and Midian, entered into a short term credit facility in the amount of $53,000, the principal of which was due and payable to the holder within seven (7) days of issuance along with a 1% origination fee. The credit facility has been fully repaid.

On November 12, 2008, Beacon engaged a registered broker-dealer in a private placement of Common Stock and Warrants to raise $3.0 million of equity financing with an option to raise an additional $450,000 if the offering is oversubscribed. As of May 27, 2009 we sold 4,277,050 units for net proceeds of $2,642,465 (gross proceeds of $3,421,640 less offering costs of $779,175).

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

On January 9, 2009, we entered into an equity financing arrangement with one of our directors that provided up to $2.2 million of additional funding, the terms of which provide for compensation of a one-time grant of warrants to purchase 100,000 shares of common stock at $1.00 per share and ongoing grants of warrants to purchase 33,333 shares of common stock at $1.00 per share each month that the financing arrangement is in effect. The warrants have a five year term. The commitment was reduced on a dollar for dollar basis as we raised additional equity capital in various private placements On May 13, 2009, the director agreed to renew the commitment and increase the available financing under the arrangement to $1.8 million available in exchange for a continuation of the ongoing grants of warrants to purchase 33,333 shares of common stock at $1.00 per share through August 11, 2009. On August 10, 2009 the facility was renewed to increase the available financing to $3.0 million through July 1, 2010 on substantially the same terms but has

BEACON ENTERPRISE SOLUTIIONS GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

since been reduced on a dollar for dollar basis to zero availability based on additional equity capital raised in financing transactions.

On January 22, 2009, Beacon entered into $500,000 of convertible notes payable with a group of private investors (the “Notes”) facilitated by a broker/dealer. During the period ended September 30, 2009, we repaid $202,000 of the outstanding principal balance was repaid to the holders of the convertible notes.

On March 31, 2009, we executed an extension of our $100,000 demand note with First Savings Bank, the terms of which are substantially the same as the original agreement, with payments due May 15 and June 15, 2009 in the amount of $50,000 each plus accrued interest. We repaid $50,000 of this note. On July 24, 2009 an additional extension was executed through August 31, 2009, and further extended on October 29, 2009 through December 30, 2009.

On June 5, 2009, Beacon engaged a registered broker-dealer in a private placement of Common Stock and Warrants to raise $600,000 of equity financing with an option to raise an additional $400,000 if the offering was oversubscribed. On July 9, 2009, we opted to increase this offering to $2.5 million. As of September 30, 2009, we sold 1,846,847 units for net proceeds of $1,212,620 (gross proceeds of $1,479,930 less offering costs of $267,310) when we completed this offering.

On September 28, 2009, we engaged a registered broker-dealer in a private placement of Common Stock and Warrant to raise $3,000,000 of equity financing with an option to raise an additional $1,000,000 if the offering is oversubscribed. As of December 15, 2009, we sold 4,090,000 units for net proceeds of $2,673,480 (gross proceeds of $3,272,000 less offering costs of $598,520) when we completed the offering. Of the units sold, 362,500 of these shares were sold as of the year ended September 30, 2009 for net proceeds of $252,300 (gross proceeds of $290,000 less offering costs of $37,700).

We completed our acquisition of Symbiotec AG (Note 4), on July 29, 2009, subsequently executing certain commercial agreements that we believe represent significant miletstones in the execution of our business plan. As a result we anticipate being able to generate positive cash flows in our operating activities during the year end September 30, 2010.

Based on the recent progress we made in the execution of our business plan, we believe that our currently available cash, the proceeds of our equity financing activities, and funds we expect to generate from operations will enable us to operate our business and repay our debt obligations as they become due through October 1, 2010. However, we will require additional capital in order to execute our business plan. If we are unable to raise additional capital, or encounter unforeseen circumstances that place constraints on our capital resources, we will be required to take various measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing our business development activities, suspending the pursuit of our business plan, and controlling overhead expenses. We cannot provide any assurance that we will raise additional capital. We have not secured any commitments for new financing at this time, nor can we provide any assurance that new financing will be available to us on acceptable terms, if at all.

NOTE 3 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Beacon Enterprise Solutions Group, Inc., a Nevada corporation (formerly Suncrest) and its wholly-owned subsidiaries the original Beacon formed in Indiana in June 2007, BH Acquisition Corp, BESG Ireland Ltd. and Beacon Solutions AG. All significant inter-company accounts and transactions have been eliminated in consolidation.

BEACON ENTERPRISE SOLUTIIONS GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions include valuing equity securities and derivative financial instruments issued as purchase consideration in business combinations and/or in financing transactions and in share based payment arrangements, accounts receivable reserves, inventory reserves, deferred taxes and related valuation allowances, allocating the purchase price to the fair values of assets acquired and liabilities assumed in business combinations (including separately identifiable intangible assets and goodwill) and estimating the fair values of long lived assets to assess whether impairment charges may be necessary. Certain of our estimates, including accounts receivable and inventory reserves and the carrying amounts of intangible assets could be affected by external conditions such as the current national and global economicdownturn. It is at least reasonably possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. We intend to re-evaluate all of our accounting estimates at least quarterly based on these conditions and record adjustments, when necessary; however, we are currently unable to determine whether adjustments due to changes in our estimates would be material.

Revenue and Cost Recognition

Beacon applies the revenue recognition principles set forth under the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 104 with respect to all of our revenue. Accordingly, we recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the vendor’s fee is fixed or determinable, and (iv) collectability is probable. We generated approximately $6.0 million and $11.1 million of revenue during the years ended September 30, 2008 and 2009, respectively.

Time and Materials Contracts — Revenues from time and materials contracts, which generally include product sales and installation services, are billed when services are completed based on fixed labor rates plus materials. A substantial majority of our services in this category are completed in short periods of time. Under the terms of our time and materials contracts, we generally bifurcate materials from installation services as elements of our contracts that have stand alone value. We bill our customers for material purchases under these contracts at the time of delivery, at which time our customers take title to the goods and assume the risk of loss. We bill our customers for installation services over the term of the project following the completion of contractually delivered milestones. We may, on occasion, enter into longer-term contracts in which it would be appropriate to recognize revenue using long-term contract accounting such as the percentage of completion method. We generated revenues of approximately $3,100,000 and $6,700,000 from short-term time and materials contracts for the years ended September 30, 2008 and 2009 respectively. Beacon warranties all phone system installations for 1 year, for which we have accrued $47,000 and $65,000 as of the years ended September 30, 2008 and 2009.

Professional Services Revenue — We generally bill our customers for professional telecommunications and data consulting services based on hours of time spent on any given assignment at our hourly billing rates. As it relates to delivery of these services, we recognize revenue under these arrangements as the work is completed and the customer has indicated their acceptance of services by approving a work order milestone or completion order. We may, from time to time, enter into fixed bid contracts, and recognize revenue as phases of the project are completed and accepted by the client. We generated approximately $2,900,000 and $4,200,000 of professional services revenue during the years ended September 30, 2008 and 2009 respectively.

BEACON ENTERPRISE SOLUTIIONS GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We account for sales taxes collected on behalf of government authorities using the net method. Pursuant to this method, sales taxes are included in the amounts receivable and a payable is recorded for the amounts due to the government agencies.

Foreign Currency Reporting

The consolidated financial statements are presented in United States Dollars in accordance with ASC 830, “Foreign Currency Matters”. Accordingly, the Company’s subsidiary, Beacon AG uses the local currency (Swiss Francs) as its functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date, and revenue and expense accounts are translated at average exchange rates during the period. Resulting translation adjustments of $0 and $9,862 were recorded in accumulated other comprehensive income in the accompanying consolidated balance sheets at September 30, 2008 and 2009.

Customer Concentration

For the years ended September 30, 2008 and 2009, our largest customer accounted for approximately 19% and 25% of sales, respectively. Although we expect we will continue to have a high degree of customer concentration our customer engagements are typically covered by multi-year contracts or master service agreements under which we and our predecessor companies have been operating for a number of years. In addition, current economic conditions could harm the liquidity and financial condition of our customers or suppliers, which could in turn cause such parties to fail to meet their contractual or other obligations to us.

Advertising Expense

Advertising costs are expensed as incurred. Advertising expense amounted to approximately $42,000 and $50,000 for the years ended September 30, 2008 and 2009.

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

We have established an allowance for doubtful accounts as an estimate of potential credit risk due to current market conditions. We perform ongoing credit evaluation of our customers’ financial condition when we deem appropriate and we typically require a deposit of 50% of the value of the contract for long term time and material agreements. Many of our contracts allow for the filing of a mechanics lien on equipment delivered and installed should the customer become delinquent in payment. Beacon has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses based on, among other things, historical collection experience, a review of the current aging status of customer receivables, a review of specific information for those customers deemed to be higher risk and other external factors including the current economic environment and conditions in the credit markets could affect the ability of our customers to make payments. We evaluate the adequacy of the allowance for doubtful account at least quarterly. Unfavorable changes in economic conditions might impact the amounts ultimately collected from our customers and therefore could result in changes to the estimated allowance and future results of operations

BEACON ENTERPRISE SOLUTIIONS GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

could be materially affected. Account balances deemed to be uncollectible or otherwise settled with a customer are charged to the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. We currently believe the majority of our receivables are collectible due to the nature of the industry and the substantial customer deposits initially received at contract inception. The allowance for doubtful accounts amounted to $50,000 and $173,000 as of September 30, 2008 and 2009.

Inventory

Inventory, which consists of business telephone systems and associated equipment and parts, is stated at the lower of cost (first-in, first-out method) or market. In the case of slow moving items, we may write down or calculate a reserve to reflect a reduced marketability for the item. The actual percentage reserved will depend on the total quantity on hand, its sales history, and expected near term sales prospects. When we discontinue sales of a product, we will write down the value of inventory to an amount equal to its estimated net realizable value less all applicable disposition costs. Slow moving items include spare parts for older phone systems that we use to repair or upgrade customer phone systems. A portion of these items, which are stated at their net realizable value, are likely to be used after the next year and are therefore presented as non-current inventory in the accompanying consolidated balance sheet. A portion of the inventory on hand at September 30, 2008 and 2009 includes goods acquired in the business combinations completed on December 20, 2007. These goods are stated at the net realizable value established using the purchase method of accounting (Note 4) less a reserve for obsolete inventory as phone systems for which we carry spare parts are discontinued and diminish in the marketplace.

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and cash equivalents. We maintain our cash accounts at high quality financial institutions with balances, at times, in excess of federally insured limits. As of September 30, 2009, we had no deposits in excess of federally insured limits. Management believes that the financial institutions that hold our deposits are financially sound and therefore pose minimal credit risk.

Goodwill and Intangible Assets

We account for goodwill and intangible assets in accordance with ASC 350 Intangibles - Goodwill and Other. ASC 350 requires that goodwill and other intangibles with indefinite lives should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations (Note 4). GAAP requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units,

BEACON ENTERPRISE SOLUTIIONS GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Beacon operates a single reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment.

We reviewed our goodwill for each of our two reporting units, which are the same as our segments for possible goodwill impairment by comparing the fair value of the reporting unit to the carrying value of their respective assets. If the fair value exceeds the carrying value of the net assets, no goodwill impairment is deemed to exist. If the fair values of each of the reporting units does not exceed the carrying values of their respective assets, goodwill is tested for impairment and written down to its implied value if it is determined to be impaired. Based on a review of the fair value of our reporting units, no impairment is deemed to exist as of September 30, 2008 or 2009. Given the current economic environment and the uncertainties regarding the potential impact on the Company’s business, if forecasted revenue and margin growth rates of our reporting units are not achieved, it is at least reasonably possible that triggering events could arise that would require us to evaluate the carrying amount of our goodwill for possible impairment prior to the next annual review that we would perform as of September 30, 2010. If a triggering event causes an impairment review to be required before the next annual review, it is not possible at this time to determine if an impairment charge would result or if such charge would be material.

Our amortizable intangible assets include customer relationships and covenants not to compete. These costs are being amortized using the straight-line method over their estimated useful lives. We are amortizing customer relationships on a straight line basis over a 15 year estimated useful life. The covenants not to compete have been amortized on a straight line basis over a twenty four month estimated useful life. Amortization expense for the year ended September 30, 2008 and 2009 was approximately $500,000 and $461,000. We review the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value. No impairment was deemed to exist as of September 30, 2008 and 2009. We intend to re-evaluate the carrying amounts of our amortizable intangibles at lease quarterly to identify any triggering events, including those that could arise from the current national and global economic downturn that would require us to conduct an impairment review. As described above, if triggering events require us to undertake an impairment review, it is not possible at this time to determine whether it would be necessary to record a charge or if such charge would be material.

Preferred Stock

We apply the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity” when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. We classify conditionally redeemable preferred shares (if any), which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control, as temporary equity. At all other times, we classify our preferred shares in stockholders’ equity. Our preferred shares do not feature any redemption rights within the holders control or conditional redemption features not within our control as of September 30, 2008 and 2009. Accordingly all issuances of preferred stock are presented as a component of consolidated stockholders’ equity (deficit).

BEACON ENTERPRISE SOLUTIIONS GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Convertible Instruments

We evaluate and account for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities”.

Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule when the host instrument is deemed to be conventional as that term is described under applicable GAAP.

We account for convertible instruments (when we have determined that the embedded conversion options should not be bifurcated from their host instruments) as follows. We record, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption. We also record, when necessary, deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the transaction and the effective conversion price embedded in the preferred shares.

We evaluated the conversion option featured in the Bridge Financing Facility and Bridge Notes that are more fully described in Note 10. These conversion options provided the note-holders, of whom three are also founding stockholders and/or directors of Beacon, with the right to convert any advances outstanding under the facility, into shares of our common stock at anytime upon or after the completion of the entire Series A Private Placement described in Note 14. The conversion options embedded in these notes would not have been exercisable unless and until we raised the full $4,000,000 of proceeds stipulated in the Series A Private Placement that was completed during the year ended September 30, 2008.

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

Common Stock Purchase Warrants and Other Derivative Financial Instruments

We classify as equity any contracts that (i) require physical settlement or net-share settlement or (ii)gives us a choice of net-cash settlement or settlement in our own shares (physical settlement or net-share settlement). We classify as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside our control) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). We assess classification of our common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

Our free standing derivatives consist of warrants to purchase common stock that we issued to three founding stockholders/directors and one independent qualified investor in connection with the Bridge

BEACON ENTERPRISE SOLUTIIONS GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financing Facility and Bridge Notes described in Note 10, warrants issued pursuant to equity financing arrangements furnished by one of our directors as described in Note 12, warrants issued to the Series A and A-1 Preferred Stock stockholders, and warrants issued to the placement agent and its affiliates in connection with various Private Placements described in Note 14. We evaluated the common stock purchase warrants to assess their proper classification in the balance sheet as of September 30, 2008 and 2009 using the applicable classification criteria enumerated under GAAP. We determined that the common stock purchase warrants do not feature any characteristics permitting net cash settlement at the option of the holders. Accordingly, these instruments have been classified in stockholders’ equity in the accompanying consolidated balance sheet as of September 30, 2008 and 2009.

Share-Based Payments

We account for share based payments in accordance with ASC 718 Compensation — Stock Payments which results in the recognition of expense under applicable GAAP and requires measurement of compensation cost for all share based payment awards at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest. We calculate the fair value of stock options using the Black-Scholes option pricing model. The fair value of restricted stock is determined based on the number of shares granted and the fair value of our common stock on date of grant. The recognized expense is net of expected forfeitures.

Income Taxes

We account for income taxes in accordance with ASC 740 “Income Taxes”. ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. We also record a valuation allowance when we determine that it is more likely than not that all or a portion of deferred tax assets will not be realized. Under applicable GAAP it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. Accordingly, we have recorded a full valuation allowance against our net deferred tax assets. In addition, we expect to provide a full valuation allowance on future tax benefits until we can sustain a level of profitability that demonstrates our ability to utilize the assets, or other significant positive evidence arises that suggests our ability to utilize such assets. We will continue to re-assess our reserves on deferred income tax assets in future periods on a quarterly basis.

We also periodically evaluate whether we have any uncertain tax positions requiring accounting recognition in our financial statements. Under applicable GAAP, companies may recognize a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Applicable GAAP also provides guidance on the de-recognition of income tax liabilities, classification of interest and penalties on income taxes, and accounting for uncertain tax positions in interim period financial statements. Our policy is to record interest and penalties on uncertain tax provisions as a component of our income tax expense.

As described in Note 15, we completed our assessment of uncertain tax positions for the years ended September 30, 2008 and 2009, including the effects of the Share Exchange Transaction described in Note 1 and business combinations completed as described in Note 4. Based on this assessment, we have determined that we have no material uncertain income tax positions requiring recognition or disclosure for the years ended September 30, 2008 and 2009.

BEACON ENTERPRISE SOLUTIIONS GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Loss Per Share

Basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average shares of common stock outstanding for the period and excludes any potentially dilutive securities. Diluted earnings per share reflect the potential dilution that would occur upon the exercise or conversion of all dilutive securities into common stock. The computation of loss per share for the years ended September 30, 2008 and 2009 excludes potentially dilutive securities because their inclusion would be anti-dilutive.

Shares of common stock issuable upon conversion or exercise of potentially dilutive securities at September 30, 2009 are as follows:

			Total
	Stock	Common	Common
	Options and	Stock	Stock
	Warrants	Equivalents	Equivalents

Series A Convertible Preferred Stock	2,666,666	2,645,437	5,312,103
Series A-1 Convertible Preferred Stock	533,333	1,003,129	1,536,462
Series B Convertible Preferred Stock	350,000	875,000	1,225,000
Common Stock Offering Warrants	4,237,214		4,237,214
Placement Agent Warrants	2,519,156		2,519,156
Affiliate Warrants	55,583		55,583
Bridge Financings	1,236,000	333,333	1,569,333
Convertible Notes Payable	50,000	397,332	447,332
Compensatory Warrants	300,000		300,000
Equity Financing Arrangements	766,662		766,662
Employee Stock Options	3,200,900		3,200,900

	15,915,514	5,254,231	21,169,745

Subsequent to September 30, 2009, we issued shares to purchase 3,727,500 shares of common stock, warrants to purchase an aggregate of 1,863,750 shares of our common stock referred to as Common Stock Offering Warrants, warrants to purchase an aggregate of 559,125 shares of our common stock referred to as Placement Agent Warrants and granted options to purchase 100,000 shares of our common stock.

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

Recently Adopted Accounting Pronouncements

The FASB, in June 2009, issued new accounting guidance that established the FASB Accounting Standards Codification, (“Codification” or “ASC”) as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be

BEACON ENTERPRISE SOLUTIIONS GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. This new guidance became effective for interim and annual periods ending after September 15, 2009. Other than the manner in which new accounting guidance is referenced, the adoption of these changes did not have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued new accounting guidance, under ASC Topic 805 on business combinations, which established principles and requirements as to how acquirers recognize and measure in these financial statements the identifiable assets acquired, the liabilities assumed, noncontrolling interests and goodwill acquired in the business combination or a gain from a bargain purchase. This guidance is effective for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This guidance will have an impact on the Company’s accounting for any future business acquisitions.

In December 2007, the FASB issued new accounting guidance, under ASC Topic 810 on consolidations, which establishes the accounting for non-controlling interests in a subsidiary and the deconsolidation of a subsidiary. This guidance requires (a) the ownership interest in the subsidiary held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity, (b) the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of operations and (c) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. Entities must provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This guidance is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. This guidance will have an impact on the Company’s accounting for any future business acquisitions involving non-controlling interest and deconsolidation of subsidiaries.

In April 2008, the FASB issued new accounting guidance, under ASC Topic 350 on intangibles, which outlines the requirements for determining the useful life of an intangible asset. The new guidance is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors. This guidance is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company expects the new guidance to have an impact on the accounting for any future business acquisitions and intangible assets.

In June 2008, the FASB issued new accounting guidance, under ASC Topic 260 on earnings per share, related to the determination of whether instruments granted in share-based payment transactions are participating securities. This guidance clarifies that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. This guidance is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In June 2008, the FASB issued new accounting guidance, under ASC Topic 815 on derivatives and hedging, as to how an entity should determine whether an instrument (or an embedded feature) is indexed to an entity’s own stock. This guidance provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. This guidance is effective for

BEACON ENTERPRISE SOLUTIIONS GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The adoption of this guidance will have an affect on the Company’s consolidated financial statements. Pursuant to this pronouncement, we expect to reclassify approximately $3.9 million from Accumulated deficit to a liability as of October 1, 2009. However, this liability will have neither an effect on cash flow nor tangible net worth of the company.

In November 2008, the FASB issued new accounting guidance, under ASC Topic 323 on investments— equity method and joint ventures, relating to the accounting for equity method investments. This guidance addresses how the initial carrying value of an equity method investment should be determined, how it should be tested for impairment, and how changes in classification from equity method to cost method should be treated. This guidance is effective on a prospective basis in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company expects this guidance to have an impact on its accounting for any future business acquisitions.

In May 2009, the FASB issued new accounting guidance, under ASC Topic 855 on subsequent events, which sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

NOTE 4 —	BUSINESS COMBINATIONS

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

The ADS Note (Note 10) has a term of 48 months, bearing interest at the prime rate, and is secured by the assets acquired by Beacon from ADSnetcurve. The ADS Note provides for monthly principal and interest payments of $7,219. The ADS Note also contains a pre-payment provision such that, following our initial Private Placement, we are required to make additional principal payments equal to 3.2% of the net amount received by us from any equity capital raised, in excess of $1,000,000, after the closing date until such time as the ADS Note has been paid in full. As of September 30, 2009 no additional payments have been made. During the years ended September 30, 2008 and 2009, we made payments of $74,568 and $80,302 on this

BEACON ENTERPRISE SOLUTIIONS GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

note representing $63,383 and $75,695 of principal and $11,185 and 4, 607 of interest, including principal payments made pursuant to our equity capital raises.

The ADSnetcurve agreement stipulated that if from the closing date to the first anniversary of the closing of this transaction, the annual revenue generated by ADSnetcurve amounts to less than $1,800,000, the balance due under the ADS Note would be reduced by up to 60% of its principal amount but would not be less than $120,000. Based on information available at the time of the acquisition, we recorded the ADS Note at its full principal amount of $300,000 since attainment of the performance target was deemed to be probable; however, the performance target was not achieved. Accordingly, we have reduced the ADS Note balance and goodwill by $80,000 during the year ended September 30, 2008. We are currently in negotiations to settle a portion of the remaining balance of the note for a share-based payment to be determined, however, no agreement has been reached as of September 30, 2009.

The agreement was subject to a net working capital adjustment that was initially measured and later adjusted as of December 20, 2007. Based on the initial net working capital measurement, $116,049 of the purchase price was placed in escrow on December 20, 2007. On January 15, 2008, based on the final determination of net working capital, $66,079 was released to the sellers (included in cash consideration above) and the remaining balance was returned to us from escrow.

Beginning December 21, 2007, the day immediately following the effective date of the transaction, the financial results of ADSnetcurve were consolidated with those of our business. The acquisition was accounted for using the purchase method of accounting. A preliminary valuation of the fair values of the acquired assets and liabilities assumed of the acquired business was performed as of December 20, 2007. As of September 30, 2008, the valuation of the purchase price allocation has been finalized. The excess of the purchase price over net assets acquired amounted to $524,396 and was recorded as goodwill. Other separately identifiable intangibles consisting of customer relationships and non-compete agreements amounted to an aggregate of $962,027. Based on final valuations and the resolution of the performance targets related to the ADS Note, the purchase consideration has been adjusted to $1,647,548.

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

The Bell-Haun Notes are payable over 60 months in installments of $2,413 including interest at 8% per annum with the first payment due and payable on January 19, 2009 (Note 10). During the year ended

BEACON ENTERPRISE SOLUTIIONS GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2009, we made payments $81,554 on this note representing $75,015 of principal and $6,539 of interest, including principal payments made pursuant to our equity capital raises.

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

The CETCON Note (Note 10) has a term of 60 months, bearing interest at 8% per annum. The CETCON Note provides for monthly principal and interest payments in the amount of $12,166 and is secured by the assets acquired by us in this transaction (subordinate only to existing senior debt of $194,947 assumed in the acquisition which was repaid from proceeds of a new credit facility entered into on March 14, 2008 (Note 10)). If, from the closing date to October 31, 2008, the revenue generated from CETCON is less than $2,000,000, the principal amount of the CETCON Note will be reduced by the percentage of the actual revenue divided by $2,000,000. The minimum revenue of $2,000,000 provided for in the CETCON Note for which there would be

BEACON ENTERPRISE SOLUTIIONS GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consideration payable was achieved. Accordingly, the full principal amount of the CETCON Note was included in the purchase consideration paid to the seller as of the closing date of the acquisition. During the years ended September 30, 2008 and 2009, we made payments of $118,493 and $133,823 on this note representing $84,373 and $99,222 of principal and $34,120 and $34,601 of interest.

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

Beginning December 21, 2007, the financial results of CETCON, Inc. were consolidated with those of our business. The acquisition was accounted for under the purchase method of accounting in accordance with SFAS 141, whereby a preliminary valuation of the fair values of the assets acquired and liabilities assumed of the acquired business was performed as of December 20, 2007. Pursuant to our final valuation, the excess of the purchase price over net tangible and separately identifiable intangible assets acquired amounted to $994,007 and was recorded as goodwill. Other separately identifiable intangibles consisting of customer relationships and non-compete agreements amounted to an estimated aggregate fair value of $1,127,887.

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

BEACON ENTERPRISE SOLUTIIONS GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

arrangement with the Internal Revenue Service to pay the tax obligations of Strategic, the obligations under the Strategic Escrow Note shall be deemed discharged by such payments.

The Strategic Secured Note (Note 10) has a term of 60 months, bearing interest at 8% per annum. The Strategic Secured Note provides for monthly principal and interest payments of $11,405. We may prepay all or a portion of the outstanding principal amount and accrued interest under the Strategic Secured Note. During the years ended September 30, 2008 and 2009, we made payments of $102,649 and $131,404 on this note representing $73,883 and $102,611 of principal and $28,766 and $28,793 of interest.

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

On July 1, 2008, we entered into an installment payment plan (“Installment Agreement”) by and among the former owners of Strategic and the Internal Revenue Service to settle the Strategic tax liens. The agreement requires us to pay $50,000 upon signing and $50,000 the 15th of each month beginning in July until the approximate $281,000 balance is paid in full along with any further interest and penalties that accrue during the term of the agreement. Based on estimates provided by the Internal Revenue Service, the remaining interest and penalties that have not been accrued to date will amount to approximately $12,000. The Company does not deem this amount to be significant to the original acquisition transaction and is therefore expensing such penalties and interest over the remaining term of the agreement as incurred. During the year ended September 30, 2008, we paid and settled $412,449 of obligations to taxing authorities on behalf of Strategic Communications, its former owners and principals to settle state and local tax liens, as well as payments to settle portions of the outstanding federal tax obligations payable at the time of the acquisition. Amounts paid in settlement include $54,119 paid directly from closing proceeds and $358,330 as a reduction of Notes. The remaining balance due under the Installment Agreement, including interest and penalties accrued to date, was $85,960 and $0 as of September 30, 2008 and 2009. Since the aggregate tax liens were in excess of the $313,000 originally estimated, concurrently with the execution of the Installment Agreement, pursuant to our right of offset between the Strategic Escrow Note and Strategic Secured Note, we entered into an amendment to the Strategic Secured Note reducing the balance by $89,000 and increasing the balance of the Strategic Escrow Note to compensate for the difference between the remaining balance of tax liens due the Internal Revenue Service. The Company will continue to pay the Strategic Secured Note payments of $11,405 per month, the effect of which will result in the note being repaid ahead of its scheduled maturity.

Beginning December 21, 2007, the day immediately following the effective date of the transaction, the financial results of Strategic were consolidated with those of our business. The acquisition was accounted for under the purchase method of accounting in accordance with SFAS 141, whereby a preliminary valuation of the fair values of the assets acquired and liabilities assumed was performed as of December 20, 2007. Based on the final valuation, the excess of the purchase price over the net tangible and separately identifiable intangible assets acquired amounted to $723,509 and was recorded as goodwill, subsequently adjusted to $821,994 as of September 30, 2008, upon final review of the estimated fair values of the assets purchased and

BEACON ENTERPRISE SOLUTIIONS GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities assumed in the transaction. Other separately identifiable intangibles consisting of customer relationships and non-compete agreements amounted to an estimated aggregate fair value of $1,340,400.

Business Combination Accounting — Phase 1 Acquisitions

Beacon accounted for the acquisitions of ADSnetcurve, Bell-Haun, CETCON and Strategic using the purchase method of accounting prescribed under SFAS 141, which was then the effective standard of accounting for business combinations completed prior to January 1. 2009. Under the purchase method, the acquiring enterprise records any purchase consideration issued to the sellers of the acquired business at their fair values. The aggregate of the fair value of the purchase consideration plus any direct transaction expenses incurred by the acquiring enterprise is allocated to the assets acquired (including any separately identifiable intangibles) and liabilities assumed based on their fair values at the date of acquisition. The excess of cost of the acquired entities over the fair values of assets acquired and liabilities assumed was recorded as goodwill. The results of operations for each of the acquired companies following the dates of each of the business combination (which was December 20, 2007) are included in our consolidated results of operations for the years ended September 30, 2008 and 2009. We evaluated each of the aforementioned transactions to identify the acquiring entity as required under SFAS 141 for business combinations effected through an exchange of equity interests. Based on such evaluation we determined that we were the acquiring entity in each transaction (and cumulatively for all transactions) as (1) the larger portion of the relative voting rights in each of the acquired business and in the combined business as a whole was retained by the existing Beacon stockholders, (2) there are no significant minority interests or organized groups of interests carried over from the acquired entities that could exercise significant influence over the operating policies or management decisions of the combined entity, (3) the sellers in each of these transactions have no participation on the board of directors nor are they involved in any corporate governance functions of the combined entity and (4) a majority of the Senior Management positions in the combined entity, including those of the Chairman and Chief Executive Officer and the Chief Accounting Officer, were retained by officers of Beacon both prior and subsequent to the business combination .The following table provides a breakdown of the purchase prices of each of the acquired businesses including the fair value of purchase consideration issued to the sellers of the acquired business and direct transaction expenses incurred by us in connection with consummating these transactions:

		Bell-Haun		Strategic	Total
	ADSnetcurve	Systems	CETCON	Communications	Consideration

Cash paid	$666,079	$155,048	$700,000	$220,500	$1,741,627
Direct acquisition costs	172,345	95,052	235,518	127,276	630,191
Net of cash acquired	(5,876)	—	(142,407)	—	(148,283)

Cash used in acquisitions	$832,548	$250,100	$793,111	$347,776	$2,223,535
Notes payable	220,000	119,000	600,000	904,500	1,843,500
Common stock issued	595,000	425,000	765,000	956,250	2,741,250

	$1,647,548	$794,100	$2,158,111	$2,208,526	$6,808,285

The fair value of common stock issued to the sellers as purchase consideration was determined to be $.85 per share based on the selling prices of equity securities issued by Beacon in the Private Placement Transaction described in Note 14. The fair value of note obligations issued to the sellers as purchase consideration is considered to be equal to their principal amounts because such notes feature interest rates that are deemed to be comparable for instruments of similar credit risk. Transaction expenses, which include legal fees and transaction advisory services directly related to the acquisitions, amounted to approximately $630,000. Such fees included legal, accounting and business broker fees paid in cash.

Beacon also evaluated all post combination payments payable or potentially payable to the sellers of the acquired business as either contingent consideration or compensation under applicable employment agreements

BEACON ENTERPRISE SOLUTIIONS GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to determine their proper characterization. We determined that potential contingent consideration payable to certain sellers of the acquired businesses upon the attainment of certain pre-defined financial milestones should be accounted for as additional purchase consideration because there are no future services required on the part of such sellers in order for them to be entitled to those payments. In addition, we deem these payments to be a component of the implied value of the acquired businesses for which payment would be made based on financial performance. Conversely, any payments to be made to certain sellers of the acquired businesses under their respective employment agreements are deemed to be compensation for post combination services because such payments, which management believes are comparable to amounts for similar employment services, require the continuation of post-combination employment services.

Purchase Price Allocation — Phase 1 Acquisitions

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

		Bell-Haun		Strategic	Total
	ADSnetcurve	Systems	CETCON	Communications	Consideration

Accounts receivable	$151,208	$71,335	$466,458	$—	$689,001
Inventory	—	168,065	—	450,536	618,601
Prepaid expenses and other current assets	13,430	34,522	5,516	1,815	55,283
Property and equipment	47,500	19,243	20,000	140,000	226,743
Goodwill	524,396	451,252	994,007	821,994	2,791,649
Customer relationships	862,027	843,760	927,887	1,240,400	3,874,074
Covenants not to compete	100,000	30,000	200,000	100,000	430,000
Security deposits	21,541	—	—	6,050	27,591
Line of credit obligation	—	(250,000)	—	—	(250,000)
Accounts payable and accrued liabilities	(40,103)	(319,911)	(55,278)	(516,984)	(932,276)
Customer deposits	(32,451)	(44,914)	(205,532)	(9,795)	(292,692)
Capital lease obligations	—	—	—	(25,490)	(25,490)
Long-term debt	—	(159,252)	(194,947)	—	(354,199)
Other acquisition liability	—	(50,000)	—	—	(50,000)

	$1,647,548	$794,100	$2,158,111	$2,208,526	$6,808,285

Net tangible asset acquired (liabilities assumed)	$161,125	$(530,912)	$36,217	$46,132	$(287,438)

We considered our intention for future use of the acquired assets, analyses of the historical financial performance of each of the acquired businesses and estimates of future performance of each acquired businesses’ products and services in deriving the fair values of the assets acquired and liabilities assumed. Our final determination of the purchase price allocation resulted in changes to the amounts reflected in our preliminary estimate and estimated useful lives of acquired assets. However, none of the adjustments were significant.

BEACON ENTERPRISE SOLUTIIONS GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Symbiotec Solutions AG

On July 29, 2009, BESG Ireland Ltd., a wholly owned subsidiary of Beacon, acquired 100% of the outstanding shares of Symbiotec Solution AG (Symbiotec) in exchange for 400,000 shares of Beacon common stock issued as of the date of the acquistion, plus contingent consideration consisting of an additional 400,000 shares of Beacon common stock and up to $145,189 of cash subject to the attainment of certain contractually defined earnings targets. We recorded the contingent consideration as part of the purchase price on the date of the acquisition since it is probable that the acquired businesss will meet its earnings targets over the one year measurement period. Beacon acquired Symbiotec as an integral part of our plan to establish a presence in Europe where we are currently serving a significant customer. For the period July 29, 2009 to September 30, 2009, we recognized revenue of approximately $1.0 million and net income of approximately $0.4 million, which is included in our consolidated statement of operations for the year ended September 30, 2009.

The following presents a summary of the purchase price consideration for the purchase of Symbiotec:

Amount

Shares issued at acquistion	$436,855
Contingent shares pursuant to earnout	476,000
Profit sharing earnout	145,189

$1,058,044
Less cash acquired	(46,202)

Total purchase price consideration, net of cash received	$1,011,842

The purchase price has been allocated as follows:

Amount

Accounts receivable	$133,516
Prepaid expenses and other current assets	26,567
Property and equipment	15,000
Goodwill	360,300
Customer relationships	349,100
Covenants not to compete	212,300
Accounts payable and accrued liabilities	(84,941)

$1,011,842

Net tangible asset acquired	$136,344

Beacon also evaluated all post combination payments payable or potentially payable to the sellers of the acquired business as either contingent consideration or compensation under applicable employment agreements to determine their proper characterization. We determined that potential contingent consideration payable to sellers of the acquired businesses upon the attainment of certain contractually defined earnings targets should be accounted for as additional purchase consideration because there are no future services required on the part of the sellers in order for them to be entitled to those payments. In addition, we deem these payments to be a component of the implied value of the acquired businesses for which payment would be made based on financial performance. Conversely, any payments to be made to the sellers of the acquired businesses under their respective employment agreements which are at will with no fixed term, are deemed to be compensation for post combination services because such payments, which management believes are comparable to amounts for similar employment services, require the continuation of post-combination employment services.

BEACON ENTERPRISE SOLUTIIONS GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro-Forma Financial Information

The unaudited financial information in the table below summarizes our combined results of operations on a pro-forma basis, as if the companies we acquired during the year ended September 30, 2008 and 2009 had been combined as of the beginning of each of the periods presented.

The acquisitions of ADSnetcurve, Bell-Haun, CETCON and Strategic were completed on December 20, 2007. Our acquisition of Symbiotec was completed on July 29, 2009. The unaudited pro-forma financial results for the year ended September 30, 2008 combines the historical results of ADSnetcurve, Bell-Haun, CETCON, Strategic and Symbiotec with those of the Company as if these acquisitions had been completed as of October 1, 2007. The pro-forma weighted average number of shares outstanding also assumes that the Share Exchange Transaction and Series A Private Placement described in Note 1 was completed as of October 1, 2008.

The unaudited pro-forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions of these businesses had taken place at the beginning of each of the periods presented

	For the	For the
	Year Ended	Year Ended
	September 30,	September 30,
	2008	2009
	(Unaudited)	(Unaudited)

Net sales	$8,390,073	$11,231,496
Loss from operations	(4,713,761)	(5,154,657)
Net loss available to common stockholders — (including the effects of contractual and deemd dividends)	(10,673,847)	(7,045,261)
Net loss per share — basic and diluted	$(0.98)	$(0.42)
Pro-forma weighted average shares outstanding	10,865,250	16,882,449

The unaudited proforma financial results for the year ended September 30, 2009 combine the historical results of Symbiotec with those of the company as if that acquisition was completed on October 1, 2002.

NOTE 5 —	ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	September 30,	September 30,
	2008	2009

Accounts receivable	$1,555,162	$4,138,486
Less: Allowance for doubtful accounts	(50,000)	(157,771)

Accounts receivable, net	$1,505,162	$3,980,715

Additions and charges to the allowance for doubtful accounts consists of the following:

	September 30,	September 30,
	2008	2009

Opening balance	$—	$(50,000)
Add: Additions to reserve	$(50,000)	$(151,888)
Less: charges		44,117

Ending balance	$(50,000)	$(157,771)

BEACON ENTERPRISE SOLUTIIONS GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 —	INVENTORY, NET

Inventory consists of the following as of September 30, 2008 and 2009:

	September 30,	September 30,
	2008	2009

Inventory	$632,852	$765,121
Less: reserve for obsolete inventory	(35,058)	(160,499)

Inventory	$597,794	$604,622

Additions and charges to the reserve for obsolete inventory:

	As of	As of
	September 30,	September 30,
	2008	2009

Opening balance	$—	$(35,058)
Add: additions to reserve	(35,058)	(144,659)
Less: charges		19,218

Ending balance	$(35,058)	$(160,499)

Inventory includes parts and system components that we utilize in time and materials contracts and to fulfill repair and maintenance services and/or upgrade requirements. These items are stated at their net realizable value. We have established a $35,058 and $160,499 reserve for obsolete inventory, principally relating to spare parts that we may use to service phone systems that are discontinued.

NOTE 7 —	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following as of September 30, 2008 and 2009:

	September 30,	September 30,
	2008	2009

Equipment	$213,315	$290,386
Vehicles	80,934	80,934
Furniture and Fixtures	45,000	118,358
Software	27,225	110,992
Leasehold Improvements	14,339	16,852

	$380,813	$617,522
Less: Accumulated Depreciation	(70,110)	(222,951)

Net Book Vaule Fixed Assets	$310,703	$394,571

Depreciation amounted to approximately $70,000 and $153,000 for the years ended September 30, 2008 and 2009.

BEACON ENTERPRISE SOLUTIIONS GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 —	INTANGIBLE ASSETS, NET

The following table is a summary of the intangible assets acquired in business combinations as described in Note 4:

		Bell-Haun		Strategic		Total
	ADSnetcurve	Systems	CETCON	Communications	Symbio Tec	Consideration

Goodwill	$524,396	$451,252	$994,007	$821,993	$360,300	$3,151,948

Customer relationships	862,027	843,760	927,887	1,240,400	349,100	4,223,174
Contracts not to compete	100,000	30,000	200,000	100,000	212,300	642,300

	962,027	873,760	1,127,887	1,340,400	561,400	4,865,474
Less: Accumulated amortization	(213,584)	(193,308)	(271,727)	(283,731)	—	(962,350)

Intangibles, net	748,443	680,452	856,160	1,056,669	561,400	3,903,124

The above noted intangible assets are being amortized on a straight-line basis. Customer relationships are being amortized over a 15 year useful life, contracts not to compete had been amortized over a 2 year useful life based on the estimated economic benefit. Amortization expense for the years ended September 30, 2008 and 2009 was $501,357 and $460,993.

Given the current economic environment and uncertainties regarding the potential impact of these conditions on our business, if forecasted revenue and margin growth rates of the reporting unit are not achieved, it is reasonably possible that an impairment review may be triggered for goodwill and amortizable intangible assets prior to the next annual review.

The following is a summary of amortization expense for the next five fiscal years and thereafter:

Fiscal Year
Ended
September 30,

2010	$462,246
2011	462,246
2012	462,246
2013	462,246
2014	462,246
Thereafter	1,591,894

$3,903,124

NOTE 9 —	ACCRUED EXPENSES

Accrued expenses consist of the following at September 30, 2007 and 2008:

	September 30,	September 30,
	2008	2009

Goods received not invoiced	$121,517	$1,092,042
Compensation related	371,511	559,782
Severance and related	133,161	156,248
Interest	76,852	122,660
Sales taxes payable	80,147	66,798
Warranty reserve	58,178	65,072
Preferred stock dividends	220,354	37,962
Other	275,640	543,716

	$1,337,360	$2,644,280

BEACON ENTERPRISE SOLUTIIONS GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 —	NOTES PAYABLE AND LONG TERM DEBT

The following is a summary of our notes payable and long term debt:

	September 30,	September 30,
	2008	2009

Lines of Credit and Short-Term Notes	$200,000	$550,000

Convertible Notes Payable	$—	$297,999

Bridge Note	$571,160	166,879

Integra Bank	548,541	439,367
Acquistion notes (payable to the sellers of the acquired businesses)
ADSnetcurve	156,617	80,922
Bell-Haun	119,000	43,985
CETCON	515,627	416,404
Strategic Secured Note	472,287	297,005

	1,812,072	1,277,683
Less: current portion	(495,595)	(475,348)

Non-current portion	$1,316,477	$802,335

Lines of Credit

On June 11, 2008, Beacon and Integra Bank entered into a credit facility, under which we borrowed $200,000 at a 6.00% annual interest rate with principal due on August 11, 2008. The proceeds of the note were used as short term working capital collateralized by certain customer accounts receivables balances. The credit facility plus interest of $2,033 was paid in full on August 11, 2008.

On August 20, 2008, Beacon and one of our directors, entered into a credit facility under which we borrowed $100,000 at a 12.00% annual interest rate the principal of which is not due on any specific date. We also paid a 1.00% origination fee upon initiation of the credit facility. The proceeds of the credit facility were used as short term working capital collateralized by our accounts receivable. We have accrued $2,400 of interest expense related to this credit facility during the year ended September 30, 2008 which is included in accrued expenses and other current liabilities in the consolidated financial statements. The principal balance due under this note amounted to $100,000 at September 30, 2008. This credit facility was fully repaid during the year ended September 30, 2009.

On September 4, 2008, Beacon and First Savings Bank entered into a credit facility, under which we borrowed $100,000 at a 5.00% annual interest rate the principal of which was payable on September 29, 2008. The term of the credit facility was extended to December 29, 2008. On December 29, 2008 the note was converted into an installment obligation due in two payments of $50,000 each on January 15, 2009 and February 15, 2009 with interest at a rate of 5.00% per annum. On March 31, 2009, we executed a further extension of this note due in two payments of $50,000 each on May 15, 2009 and June 15, 2009. We repaid $50,000 of the note on May 15, 2009. On July 24, 2009 the maturity date of the remaining $50,000 balance of this note was extended through August 31, 2009. On October 29, 2009 the maturity date of the remaining $50,000 balance was further extended through December 30, 2009. We recorded $891 and $2,337 of interest expense related to this credit facility during the years ended September 30, 2008 and 2009, respectively.

On October 29, November 17 and November 19, 2008, Beacon and Midian Properties, LLC, entered into short term credit facilities in the amounts of $100,000, $120,000 and $70,000, respectively, the principal of which was due and payable to the holder within seven (7) days of issuance along with a 0.5% origination fee.

BEACON ENTERPRISE SOLUTIIONS GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These amounts were paid back in full. On March 27, 2009, Beacon and Midian, entered into a short term credit facility in the amount of $53,000, the principal of which was due and payable to the holder within seven (7) days of issuance along with a 1% origination fee. This credit facility has been fully repaid.

On August 7, 2009, we entered into a non-interest bearing note with one of our directors in the amount of $500,000 in exchange for a commitment fee of $25,000, recognized as interest expense in the accompanying Statement of Operations for the year ended September 30, 2009, paid on August 10, 2009. Subsequent to September 30, 2009, we exercised a contractual right to convert the note into a demand obligation that would become payable within a 5 day period following written notice of such demand. We paid a fee equal to $87,500 in cash and issued an additional 112,500 common stock purchase warrants exercisable for $1.00 per share to the lender upon the occurrence of this event.

Convertible Notes Payable

On January 22, 2009, Beacon entered into convertible notes payable with a group of private investors (the “Notes”) facilitated by a broker/dealer. Proceeds of the Notes were $500,000 in the aggregate of which the broker/dealer received a cash commission of $50,000 and a non-accountable expense reimbursement of $25,000. The proceeds were used to repay certain other short term credit obligations and for working capital purposes. The Notes have a maturity date of July 21, 2009 and bear interest at a fixed annual rate of 12.5% due monthly. The Notes have been extended to January 21, 2010 and as such bear interest at a fixed annual rate of 15% from the original maturity date to the extended maturity date due monthly along with principal payments of 16.67% of the principal due monthly from the original maturity date through the extended maturity date until paid in full. The Notes can be prepaid at any time on or after March 21, 2009 in whole or in part upon 30 days prior written notice to the holders without penalty. The holders may convert these notes into shares of Beacon Common Stock, par value $0.001, at the rate of $0.75 per share in minimum increments of $5,000. Each of the note holders also received a five-year warrant to purchase one share of Beacon Common Stock (the “Note Warrants”) at a purchase price of $1.00 per share per $10 of note principal (50,000 shares in the aggregate). The Notes contain certain provisions in the event of default that could result in acceleration of payment of the entire balance including accrued and unpaid interest. Acceleration of these note in the event of default would also result in the interest rate increasing by 0.4166% per event. We repaid $202,001 in principal and recognized $42,958 of interest expense and $75,000 of non-cash interest expense for accretion of the discount related to the broker fee and non-accountable expense reimbursement during the year ended September 30, 2009.

The fair value of the Note Warrants which amounted to approximately $20,500, was calculated using the Black-Scholes option pricing model. Assumptions relating to the estimated fair value of the Note Warrants are as follows: fair value of common stock of $.80 on the commitment date of January 22, 2009; risk-free interest rate of 1.61%; expected dividend yield of zero percent; expected life of 1,825 days through January 30, 2014; and current volatility of 66.34%. Accordingly, we recorded aggregate discounts of $74,334 to the face value of the Notes based upon the relative fair values of the notes and the warrants and the effects of a beneficial conversion feature. The effective conversion price is $.72 per share calculated in accordance with the guidelines of ASC 470. The discount is being accreted over the life of the Notes of 6 months from the date of issuance on January 22, 2009. Accretion amounted to $74,334 through September 30, 2009 and is included as a component of interest expense in the accompanying Statement of Operations.

We evaluated the conversion options embedded in the Notes to determine whether they should be bifurcated from their host instruments and accounted for as separate derivative financial instruments. We determined that the debt is conventional debt. Accordingly the conversion feature is being accounted for as an embedded conversion option.

BEACON ENTERPRISE SOLUTIIONS GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Bridge Financing Transactions

On July 16, 2007, Beacon entered into a $500,000 Bridge Financing Facility provided by two of our founding stockholders who are also directors of our Company. The terms of the facility provided for the founding stockholders/directors to make up to $500,000 of advances to us on a discretionary basis at any time prior to the closing of an equity offering in which gross proceeds are at least $4,000,000 (the “Qualified Offering”). As of September 30, 2008, the entire facility had been drawn down of which $278,000 of the proceeds were received prior to September 30, 2007 and the remaining $222,000 of proceeds were received during the three months ended December 31, 2007.

Advances under this facility bear interest at the Prime Rate (5.00% as of September 30, 2008) per annum and were to originally mature (i) in the event a Qualified Offering did not occur on or prior to December 31, 2007, on December 31, 2007; or (ii) in the event a Qualified Offering occurred prior to December 31, 2007, on demand at any time following the completion of the offering but not more than twenty-four (24) months after the date of the closing of the Qualified Offering. Certain warrants described below that we issued to the note holders would vest for each month repayment was deferred. In December 2007, we were informed that only a portion of the Private Placement described in Note 14 (which would have satisfied the requirement to complete a Qualified Offering) would be completed by December 31, 2007. Based on this development, the note holders agreed, on December 28, 2007, not to demand repayment of the notes before the completion of the Private Placement or December 31, 2008, whichever came first. On May 15, 2008, the noteholders agreed not to demand repayment of the notes before the completion of an offering in which we raise at least $3 million of additional equity financing or April 1, 2009, whichever comes first. On November 20, 2008, the noteholders agreed unconditionally not to demand repayment of the notes before June 30, 2010. Accordingly, the notes are included in non-current liabilities at September 30, 2008.

The effectiveness of the conversion option in the notes was contingent on the completion of the qualified offering, which occurred February 12, 2008. The notes immediately became convertible into shares of our common stock at a conversion price equal to $.60 per share, or into the number and type of such equity securities into which the shares otherwise issuable upon such conversion are converted or exchanged under the terms of a merger, exchange or reorganization consummated by us prior to or at the time of a Qualified Offering.

We evaluated the conversion option stipulated in the Bridge Financing Facility to determine whether it should be bifurcated from its host instrument and accounted for as a free standing derivative. In performing this analysis, we determined that the conversion option, which is fixed and therefore conventional, provides the founding stockholders/directors with the right to convert any advances outstanding under the Bridge Financing Facility into shares of our common stock at anytime upon or after the completion of a Qualified Offering. The Qualified offering was completed on February 12, 2008. The conversion option was out-of-the-money, having a fair value of common stock $0.002 per share (as compared to an exercise price of $0.60 per share) as of the commitment date of July 16, 2007 which is not beneficial.

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

BEACON ENTERPRISE SOLUTIIONS GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The final closing of the Private Placement was completed on February 12, 2008. Accordingly, the founding stockholders/directors have the right to demand repayment of these notes in cash at any time after February 12, 2008. From the date of the final closing of the Private Placement on February 12, 2008, the founding stockholders/directors may also (at their option) convert the outstanding principal into 833,333 shares of our common stock at an exercise price of $0.60 per share and receive cash payment of accrued and unpaid interest. In addition to the above, vesting commenced on the Contingent Bridge Facility Warrants on February 12, 2008. We recorded $55,700 of non-cash interest expense related to the remaining 80,000 Contingent Bridge Facility Warrants that vested and became exercisable during the year ended September 30, 2008, All Contingent Bridge Facility Warrants became fully vested on November 20, 2008, the date in which the holders agreed to not demand repayment prior to June 30, 2010. The aggregate charge for Contingent Bridge Facility warrants vested during the year ended September 30, 2009 amounted to $40,600. The fair value of the vested Contingent Bridge Facility Warrants was calculated using the Black-Scholes valuation model as detailed in the following table:

		Expected		Fair Value			Risk-Free	Value	Charge to
	Quantity	Life	Strike	of Common	Volatility	Dividend	Interese	per	Interest
Vesting Date	Vested	(Days)	Price	Stock	Rate	Yield	Rate	Warrant	Expense

2/15/2008	10,000	1,825	$1.00	$1.35	66.34%	0%	2.76%	$0.86	$8,600.00
3/15/2008	10,000	1,796	$1.00	$1.04	66.34%	0%	2.37%	$0.60	$6,000.00
4/15/2008	10,000	1,765	$1.00	$1.15	66.34%	0%	2.68%	$0.69	$6,900.00
5/15/2008	10,000	1,735	$1.00	$0.95	66.34%	0%	3.10%	$0.53	$5,300.00
6/15/2008	10,000	1,704	$1.00	$1.01	66.34%	0%	3.73%	$0.58	$5,800.00
7/15/2008	10,000	1,674	$1.00	$1.25	66.34%	0%	3.12%	$0.76	$7,600.00
8/15/2008	10,000	1,643	$1.00	$1.50	66.34%	0%	3.11%	$0.97	$9,700.00
9/15/2008	10,000	1,612	$1.00	$1.05	66.34%	0%	2.59%	$0.58	$5,800.00

For the year ended September 30, 2008									$55,700.00

10/15/2008	10,000	1,582	$1.00	$1.20	66.34%	0%	2.90%	$0.70	$7,000.00
11/15/2008	10,000	1,551	$1.00	$0.85	66.34%	0%	2.33%	$0.42	$4,200.00
11/20/2008	140,000	1,546	$1.00	$0.55	66.34%	0%	1.94%	$0.21	$29,400.00

For the year ended September 30, 2009									$40,600.00

We recorded $27,757 and $18,763 of contractual interest expense under this arrangement for the years ended September 30, 2008 and 2009.

On September 9, 2009, the holders of the Bridge Financing Facility exercised their right to convert the entire amount of the principal due under these notes into 833,334 shares of common stock.

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

BEACON ENTERPRISE SOLUTIIONS GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We evaluated the conversion option stipulated in the Bridge Notes (which has terms identical to the conversion option featured in the Bridge Financing Facility described above) to determine whether it should be bifurcated from its host instrument and accounted for as a free standing derivative . In performing this analysis, we determined that the conversion option, which is fixed and therefore conventional, provided the founding stockholders/directors with the right to convert any advances outstanding under the Bridge Notes into shares of our common stock at anytime upon or after the completion of the Qualified Offering on February 12, 2008.

In connection with the issuance of the Bridge Notes, we also issued warrants to purchase shares of our common stock (the “Bridge Note Warrants”). The Note Warrants allow the holders to purchase up to 346,000 shares of our common stock at an exercise price of $1.00 per share, of which 250,000 are immediately exercisable. The remaining 96,000 Note Warrants (the “Contingent Bridge Note Warrants”) vest and become exercisable at a rate of 4,000 shares per month from the date of a Qualified Offering (if completed) until the maturity date of the Bridge Notes for each month that the demand for repayment of the principal balance is deferred. Upon full conversion of the principal into shares of our common stock or upon the final maturity date, all remaining unvested Note Warrants will automatically vest and become exercisable. If the note holders require prepayment of the principal after the completion of a Qualified Offering but prior to the final maturity date, all remaining unvested Note Warrants will be forfeited and canceled. The Warrants expire on June 30, 2012.

The fair value of the Bridge Note Warrants, exercisable into 250,000 shares of common stock, which amounted to $112,500, was calculated using the Black-Scholes option pricing model. Assumptions relating to the estimated fair value of the Warrants are as follows: fair value of common stock of $.85 on the commitment date of November 15, 2007; risk-free interest rate of 3.71%; expected dividend yield of zero percent; expected life of 1,689 days through June 30, 2012; and current volatility of 66.34%. Accordingly, we recorded a $72,000 discount to the face value of the Bridge Notes and corresponding increase to additional paid in capital based upon the relative fair values of the Bridge Notes and the Note Warrants. The discount is being accreted over the contracted term of the Bridge Notes of 2.27 years from the date of issuance on November 15, 2007.

The effectiveness of the conversion option embedded in the Bridge Notes was contingent upon the completion of a Qualified offering. The final closing of the Private Placement was completed on February 12, 2008. Accordingly, the holders of the Bridge Notes have the right to demand repayment of these notes in cash at any time after February 12, 2008 or convert, at their option, the outstanding principal into 333,333 shares of our common stock and receive cash payment of accrued and unpaid interest. The intrinsic value of the beneficial conversion feature of the Bridge Notes was determined to be $0.47 per share or an aggregate of $156,169 representing more than 100% of the remaining undiscounted face value of the Bridge Notes. Accordingly, an additional discount of $128,000 to the face value of the Bridge Notes was recorded for the beneficial conversion feature of the Bridge Notes. The discount related to the beneficial conversion feature of the Bridge Notes is being accreted over the remaining contractual term of the Notes. In addition, vesting commenced on the Contingent Bridge Note Warrants on February 12, 2008.

We recorded contractual interest expense of $10,156 and $6,900 for the years ended September 30, 2008 and 2009. We recorded accretion of $30,628 and $95,717 for the years ended September 30, 2008 and 2009, respectively which is classified as a component of interest expense in the accompanying Statement of Operations for the years ended September 30, 2008 and 2009. The carrying value of the notes amounts to

BEACON ENTERPRISE SOLUTIIONS GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$71,160 net of unamortized discounts amounting to $128,840 as of September 30, 2008 and $166,879 net of unamortized discounts amounting to $33,123 as of September 30, 2009. We recorded $22,280 and $16,240 of non-cash interest expense related to the 32,000 and 64,000 Contingent Bridge Note Warrants that vested and became exercisable during the years ended September 30, 2008 and 2009, respectively. The fair value of the vested Contingent Bridge Note Warrants was calculated using the Black-Scholes valuation model as detailed in the following table:

		Expected		Fair Value			Risk-Free	Value	Charge to
	Quantity	Life	Strike	of Common	Volatility	Dividend	Interese	per	Interest
Vesting Date	Vested	(Days)	Price	Stock	Rate	Yield	Rate	Warrant	Expense

2/15/2008	4,000	1,825	$1.00	$1.35	66.34%	0%	2.76%	$0.86	$3,440.00
3/15/2008	4,000	1,796	$1.00	$1.04	66.34%	0%	2.37%	$0.60	$2,400.00
4/15/2008	4,000	1,765	$1.00	$1.15	66.34%	0%	2.68%	$0.69	$2,760.00
5/15/2008	4,000	1,735	$1.00	$0.95	66.34%	0%	3.10%	$0.53	$2,120.00
6/15/2008	4,000	1,704	$1.00	$1.01	66.34%	0%	3.73%	$0.58	$2,320.00
7/15/2008	4,000	1,674	$1.00	$1.25	66.34%	0%	3.12%	$0.76	$3,040.00
8/15/2008	4,000	1,643	$1.00	$1.50	66.34%	0%	3.11%	$0.97	$3,880.00
9/15/2008	4,000	1,612	$1.00	$1.05	66.34%	0%	2.59%	$0.58	$2,320.00

For the year ended September 30, 2008									$22,280.00

10/15/2008	4,000	1,582	$1.00	$1.20	66.34%	0%	2.90%	$0.70	$2,800.00
11/15/2008	4,000	1,551	$1.00	$0.85	66.34%	0%	2.33%	$0.42	$1,680.00
11/20/2008	56,000	1,546	$1.00	$0.55	66.34%	0%	1.94%	$0.21	$11,760.00

For the year ended September 30, 2009									$16,240.00

Pursuant to the unconditional forbearance to demand payment of the notes, the Contingent Bridge Facility Warrants, the unvested portion fully vested on November 20, 2008, the date the forbearance became effective and a charge for the remaining unvested warrants will be recognized as of that date.

Integra Bank

On March 14, 2008, Beacon and Integra Bank entered into a credit facility, under which we borrowed $600,000 at a 6.25% annual interest rate with monthly payments of $11,696 over a 60 month term that matures on March 12, 2013. The first payment was made on April 14, 2008. The proceeds of the note were used to repay three previously outstanding notes assumed in the acquisitions, two of which were in default due to change in control provisions. We also used a portion of the proceeds from the new installment obligation to refinance $195,000 of previously outstanding indebtedness due to the same creditor. The effect of having refinanced the previous indebtedness with this same creditor was insignificant to and therefore was not deemed to be a constructive extinguishment of the previous balance. Accordingly, no gain or loss has been recognized. During the year ended September 30, 2008 and 2009 we paid $70,178 and $140,415, respectively of which $51,938 and $109,220 represented principal payments and $18,240 and $31,195 represented interest. We recognized $19,930 and $31,216 of interest expense related to this obligation of which $1,690 and $1,811 was in accrued expenses at September 30, 2008 and 2009, respectively.

Acquisition Notes

Notes payable with an aggregate value of $1,843,500 were issued as purchase consideration in our business combinations as described in Note 4. The terms of these notes, including provisions for partial

BEACON ENTERPRISE SOLUTIIONS GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acceleration in the event we raise additional equity capital in future financing transactions, adjustments related to performance terms within the asset and stock purchase agreements, and optional prepayment provisions, are more fully described in Note 4.

During the years ended September 30, 2008 and 2009, Beacon paid approximately $220,000 and $351,000 in principal payments on our term debt. We recorded interest expense of approximately $74,000 and $88,000 for our term loans and paid approximately $28,000 and $75,000 for the years ended September 30, 2008 and 2009, respectively.

The following table summarizes the remaining debt principal payment obligations by year for the long-term debt other than the Bridge Financing Facility, Bridge Notes, and short term line of credit which are presumed to be paid within the next twelve months:

Fiscal Year
Ended
September 30,

2010	$475,348
2011	377,358
2012	321,260
2013	103,717

$1,277,683

Substantially all of our assets are pledged as collateral under our various debt obligations and tax liens pursuant to the Strategic acquisition as described in Notes 4 and 12.

NOTE 12 —	RELATED PARTY TRANSACTIONS

On July 16, 2007, Beacon entered into a $500,000 Bridge Financing Facility provided by two of our founding stockholders who are also directors of our Company. See Note 10 for further details.

On November 15, 2007, we issued $200,000 of convertible notes payable (the “Bridge Notes”) in a separate debt financing. Of this amount, $100,000 of the Bridge Notes was issued to one of the directors of Beacon. See Note 10 for further details.

Beacon has obtained insurance through an agency owned by one of our founding stockholders/directors. Insurance expense paid through the agency for the year ended September 30, 2008 and 2009 was $114,378 and $190,000 and is included in selling, general and administrative expense in the accompanying consolidated statement of operations.

On December 28, 2007, we entered into an equity financing arrangement with two of our directors that provided up to $300,000 of additional funding, the terms of which provided for compensation of 10,000 warrants to purchase common stock at $1.00 per share per month, to each individual for the period the financing arrangement was in effect. The warrants have a five-year term. The financing arrangement was terminated upon the close of the Series A-1 Placement. Accordingly, we recognized $58,700 of interest expense for the years ended September 30, 2008 based on the fair value of the warrants as they were earned. The fair values were calculated using the Black-Scholes option pricing model with the following assumptions:

		Expected		Fair Value			Risk-Free	Value	Charge to
	Quantity	Life	Strike	of Common	Volatility	Dividend	Interese	per	Interest
Date Earned	Earned	(Days)	Price	Stock	Rate	Yield	Rate	Warrant	Expense

1/28/2008	20,000	1,825	$1.00	$1.90	66.34%	0%	2.80%	$1.34	$26,800
2/28/2008	20,000	1,825	$1.00	$1.50	66.34%	0%	2.73%	$0.99	$19,800
3/7/2008	10,000	1,825	$1.00	$1.75	66.34%	0%	2.45%	$1.21	$12,100

BEACON ENTERPRISE SOLUTIIONS GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On May 15, 2008, we entered into an equity financing arrangement with one of our directors that provided up to $500,000 of additional funding, the terms of which provided for issuance of warrants to purchase 33,333 shares of common stock at $1.00 per share per month for the period the financing arrangement is in effect. The warrants have a five-year term. The financing arrangement terminates upon the close of a $3,000,000 equity financing event. On August 19, 2008, we modified the agreement to increase the commitment to $3,000,000 of additional funding that decreases on a dollar for dollar basis as we raise capital in subsequent equity financing transactions up to $3,000,000, upon mutual agreement of our director and us, or on December 31, 2008. As of September 30, 2008, $1,700,000 remained available under this equity arrangement. In consideration for this financing arrangement, we agreed to issue a five year warrant to purchase 100,000 shares of common stock at an exercise price of $1.00 per share in addition to the ongoing warrants earned under the original agreement. Accordingly, we recognized $176,999 and $288,945 of interest expense for the years ended September 30, 2008 and 2009 based on the fair value of the warrants as they were earned. The fair values were calculated using the Black-Scholes option pricing model with the following assumptions:

		Expected		Fair Value			Risk-Free	Value	Charge to
	Quantity	Life	Strike	of Common	Volatility	Dividend	Interese	per	Interest
Date Earned	Earned	(Days)	Price	Stock	Rate	Yield	Rate	Warrant	Expense

6/15/2008	33,333	1,825	$1.00	$1.01	66.34%	0%	3.73%	$0.58	$19,333
7/15/2008	33,333	1,825	$1.00	$1.25	66.34%	0%	3.12%	$0.78	$26,000
8/15/2008	33,333	1,825	$1.00	$1.50	66.34%	0%	3.41%	$1.00	$33,333
8/19/2008	100,000	1,825	$1.00	$1.25	66.34%	0%	3.07%	$0.78	$78,000
9/15/2008	33,333	1,825	$1.00	$1.05	66.34%	0%	2.59%	$3.61	$20,333

For year ended September 30, 2008									$176,999

10/15/2008	33,333	1,825	$1.00	$1.20	66.34%	0%	2.90%	$0.74	$24,666
11/15/2008	33,333	1,825	$1.00	$0.85	66.34%	0%	2.33%	$0.45	$15,000
12/15/2008	33,333	1,825	$1.00	$1.52	66.34%	0%	1.50%	$0.99	$33,000
12/31/2008	16,667	1,825	$1.00	$1.01	66.34%	0%	1.55%	$0.57	$9,500
1/9/2009	100,000	1,825	$1.00	$0.80	66.34%	0%	1.51%	$0.41	$41,000
2/9/2009	33,333	1,825	$1.00	$0.80	66.34%	0%	1.99%	$0.41	$13,667
3/9/2009	33,333	1,825	$1.00	$0.54	66.34%	0%	1.90%	$0.23	$7,667
4/9/2009	33,333	1,825	$1.00	$0.75	66.34%	0%	1.90%	$0.37	$12,333
5/9/2009	33,333	1,825	$1.00	$1.19	66.34%	0%	2.09%	$0.72	$23,970
6/9/2009	33,333	1,825	$1.00	$1.35	66.34%	0%	2.73%	$0.86	$28,666
7/9/2009	33,333	1,825	$1.00	$1.61	66.34%	0%	2.31%	$1.08	$35,983
8/9/2009	33,333	1,825	$1.00	$1.20	66.34%	0%	2.75%	$0.74	$24,533
9/9/2009	33,333	1,825	$1.00	$1.00	66.34%	0%	2.38%	$0.57	$18,960

For year ended September 30, 2009									$288,945

In addition, contingent upon the drawdown of any part of the equity financing commitment, the director would earn the right to purchase up to 1,655,425 shares of their stock owned by the investors for a purchase price of $0.01 per share. The equity financing arrangement expired on December 16, 2009 upon closing of a $3,000,000 of equity financing at which time the directors contingent right to acquire the shares of the founding shareholders was terminated.

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

BEACON ENTERPRISE SOLUTIIONS GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On August 20, 2008, we entered into a $100,000 debt financing arrangement with one of our directors under which we borrowed $100,000 at a 12.00% annual interest rate the principal of which is not due on any specific date. We also paid a 1.00% origination fee upon initiation of the credit facility. The proceeds of the credit facility were used as short term working capital collateralized by our accounts receivable. We have accrued $2,400 of interest expense related to this credit facility during the year ended September 30, 2008 which is included in accrued expenses and other current liabilities in the consolidated financial statements

On January 7, 2009, we entered into a note payable with a principal amount of $200,000 payable on or before December 31, 2009, bearing interest at 12% per annum with one of our directors. The director concurrently authorized us to issue 300 shares of preferred stock in exchange for this note and an additional $100,000 note issued prior to December 31, 2009. We are permitted, but not required, to redeem these shares at a 1% per month premium beginning 30 days from the date of their issuance at our discretion

On January 9, 2009, we entered into an equity financing arrangement with one of our directors that provided a commitment up to $2.2 million of additional funding. This arrangement superseded the existing equity financing arrangement between the same director and the Company that had been entered into on May 15, 2008 and amended August 19, 2008. Under the terms of this equity financing arrangement, under certain circumstances the Company may sell shares of its common stock to this director at the same price per share and other terms as the most recent sale of shares of its Common Stock to a third party in a transaction intended to raise capital. On August 10, 2009, we renewed the existing equity financing arrangement to provide a commitment of up to $3.0 million of additional funding. In the event that the equity financing arrangement is drawn upon by the Company, then the director will have the right to purchase shares of common stock from two of the founding stockholders at a purchase price of $0.001 per share. The financing available under this arrangement will be reduced on a dollar for dollar basis by the amount of the proceeds of the ongoing private placements of the Company’s securities or any additional placements of equity financing. This arrangement Terminated on December 15, 2009 upon close of $3,000,000 financing event.

Under a marketing agreement with a company owned by the wife of Beacon’s president, we provide procurement and installation services as a subcontractor. We earned revenue of approximately $230,000 and $1.7 million for procurement and installation services provided under this marketing agreement, of which $195,000 and $465,000 is recorded as accounts receivable in the accompanying balance sheet for the years ended September 30, 2008 and 2009.

On August 7, 2009, we entered into a non-interest bearing demand note with one of our directors in the amount of $500,000. See Note 10 for further information.

NOTE 13 —	COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company has entered into at will employment agreements with seven of its key executives with no specific expiration dates that provide for aggregate annual compensation of $1,170,000 and up to $1,263,000 of severance payments for termination without cause.

BEACON ENTERPRISE SOLUTIIONS GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Leases

The Company has entered into operating leases for office facilities in Louisville, KY, Columbus, OH and Cincinnati, OH. A summary of the minimum lease payments due on these operating leases exclusive of the Company’s share of operating expenses and other costs is as follows:

Fiscal Year
Ending
September 30, 2009

2010	$123,423
2011	19,400

$142,823

Engagement of Investor Relations Firm

On January 20, 2009, we engaged an investor relations firm to aid us in developing a marketing plan directed at informing the investing public as to our business and increasing our visibility to FINRA registered broker/dealers, the investing public and other institutional and fund managers. In exchange for providing such services, the firm will receive $10,000 per month for the duration of the agreement, 10,000 shares of our restricted common stock per month for the first six months and 15,000 shares of our restricted common stock per month for the remaining six months for an aggregate of 150,000 shares of restricted stock. For the year ended September 30, 2009 we paid $50,000 and issued 50,000 shares of restricted common stock, with aggregate fair value of $43,800, under the terms of this agreement. The common stock issued under this agreement was recorded as professional fees expense using the measurement principles enumerated under ASC 505 “Equity-Based Payment to Non-Employee”. The contract has a 12 month term and can be terminated upon 30 days notice.

On June 5, 2009 our Board of Directors authorized us to issue an additional 150,000 shares of common stock to the same investor relations firm subject to the attainment of certain performance conditions, to be performed within a six month time period ending November 5, 2009. The performance based share arrangement supercedes the previous agreement. As of September 30, 2009 20,000 shares with an aggregate fair value of $40,300 were deemed to have been earned as of the date of issuance. The common stock issued was recorded as professional fees expense using the measurement principles enumerated under ASC 505.

On March 13, 2009, we engaged an investor relations firm to further aid us in developing a marketing plan directed at informing the investing public as to our business and increasing our visibility to FINRA registered broker/dealers, the investing public and other institutional and fund managers. In exchange for providing such services, the firm will receive $10,000 per month for the duration of the agreement. Concurrent with executing the agreement, we paid $10,000 and issued 200,000 shares of fully vested and non-forfeitable restricted common stock with a fair value of $80,000 on date of grant recorded as professional fees expense using the measurement principles enumerated under ASC 505. We recorded $560,850 of expense including cash in the amount of $480,850 and shares with a fair value of $80,000. which was terminated July 30, 2009.

Engagement for Advisory Services

On January 1, 2009, we entered into a three year advisory agreement with an outside party whereby the party will provide corporate finance and business strategy advisory services pertaining to Beacon’s business affairs in the areas of business combinations, financing, etc. The agreement provides for compensation of $25,000 per month, any part of which can be prepaid. For the year end September 30, 2009 we have recognized $225,000 of professional fees expense under this agreement and have recorded a prepayment of $320,000 for future services which has been classified as prepaid expense in the accompanying Consolidated Balance Sheet as of September 30, 2009.

BEACON ENTERPRISE SOLUTIIONS GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14 —	STOCKHOLDERS’ EQUITY

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

Each share of Series A, Series A-1 and Series B preferred has voting rights equal to an equivalent number of common shares into which it is convertible. The holders of the Series A and Series A-1 are entitled to receive dividends in preference to any dividend on the common stock at the rate of 10% per annum on the initial investment amount commencing on the date of issue. The holders of the Series B are entitled to receive contractual cumulative dividends in preference to any dividend on the common stock (but subject to the rights of the Series A and Series A-1) at the rate of 6% per annum on the initial investment amount commencing on the date of issue. Such dividends are payable on January 1, April 1, July 1 and October 1 of each year. Dividends earned with respect to this feature amounted to $195,000 and $430,000 for the Series A, $25,000 and $86,000 for the Series A-1 , $0 and $32,000 for the Series B as of September 30, 2008 and 2009 respectively, and are presented as an increase in net loss available to the common stockholders of $220,000 and $548,000 for the year ended September 30, 2008 and 2009. Unpaid but accrued amounts with respect to this feature amount to $195,000 and $5,600 for the Series A, $25,000 and $0 for Series A-1 and $0 and $32,000 for Series B. The Company has the option of paying the dividend in either common stock or cash.

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

The Series A, A-1 and B Preferred Stock have a right of redemption in the event of liquidation or a change in control. The redemption feature provides for payment of 125% of the face value and 125% of any accrued unpaid dividends in the event of bankruptcy, change of control, or any actions to take the Company private. The amount of the liquidation preference is $3,171,999 for the Series A, $940,678 for the Series A-1, and $914,818 for the Series B preferred, respectively, as of September 30, 2009.

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

BEACON ENTERPRISE SOLUTIIONS GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For the year ended September 30, 2009, 2,635 shares of Series A with a stated value of $2,635,049 were converted to 3,513,400 of common stock. Additionally 619 shares of Series A, with a stated value of $619,123 were issued as paid-in-kind dividends.

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

As described in Note 3, we evaluated the conversion options embedded in the Series A securities to determine (in accordance ASC 815) whether they should be bifurcated from their host instruments and accounted for as separate derivative financial instruments. We determined the risks and rewards of the common shares underlying the conversion feature are clearly and closely related to those of the host instrument. Accordingly the conversion features are being accounted for as embedded conversion options. During the years ended September 30, 2008 and 2009, based on an evaluation of the beneficial conversion feature of the Series A Preferred Shares, we recorded deemed dividends of $2,483,715 and $157,655. The table below lists the detailed fair value of the warrants issued in each of the three closings of the Series A Preferred Stock Private Placement. The fair values were calculated using the Black-Scholes option pricing model with the following assumptions:

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

We have reserved 2,645,437 shares of our common stock for issuance upon the conversion of its Series A convertible preferred stock and 2,666,666 shares of our common stock for issuance upon exercise of the Investor Warrants.

BEACON ENTERPRISE SOLUTIIONS GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As described in Note 3, we apply the classification and measurement principles enumerated in ASC 815 with respect to accounting for our issuances of the Series A preferred stock. We are required, under Nevada law, to obtain the approval of our board of directors in order to effectuate a merger, consolidation or similar event resulting in a more than 50% change in control or a sale of all or substantially all of our assets. The board of directors is then required to submit proposals to enter into these types of transactions to our stockholders for their approval by majority vote. The preferred stockholders do not currently (i) control or have representation on our Board of Directors and/or (ii) have sufficient voting rights to control a redemption of these shares by either of these events. In addition the effectuation of any transaction or series of transactions resulting in a more than 50% change in control can be made only by us in our sole discretion. Based on these provisions, we classified the Series A preferred shares as permanent equity in the accompanying consolidated balance sheet because the liquidation events are deemed to be within our sole control.

We evaluate the Series A convertible preferred stock at each reporting date for appropriate balance sheet classification.

Series A-1 Preferred Stock Placement

On March 7 and 11, 2008, we issued, in two closing of a Private Placement transaction, an aggregate of 800 shares of our Series A-1 convertible preferred stock and 533,333 five year common stock purchase warrants exercisable at $1.00 per share for net proceeds of $599,850 (gross proceeds of $800,000 less offering costs of $200,150). Offering costs included fees paid to the placement agent of $104,000, a fee for the successful completion of the placement of $60,000 and $36,150 in legal and related fees in addition to warrants to purchase 208,000 shares of our common stock at $1.00 per share with a 5 year term. The Series A-1 Preferred Stock is convertible into common stock at any time, at the option of the holder at a conversion price of $.75 per share. The conversion price is subject to adjustment for stock splits, stock dividends, recapitalizations, dilutive issuances and other anti-dilution provisions, including circumstances in which we, at our discretion, issue equity securities or convertible instruments that feature prices lower than the conversion price specified for shares of Series A-1 Preferred Stock. The Series A-1 Preferred Stock is also automatically convertible into shares of our common stock, at the then applicable conversion price upon the closing of a firm commitment underwritten public offering of shares of our common stock yielding aggregate proceeds of not less than $20 million or under certain other circumstances when the trading volume and average trading prices of the stock attain certain specified levels.

For the year ended September 30, 2009, 159 shares of Series A-1 with a stated value of $158,598 were converted to 211,464 of common stock. Additionally 111 shares of Series A-1, with a stated value of $110,945 were issued as paid-in-kind dividends.

As described in Note 3, we evaluated the conversion options embedded in the Series A-1 securities to determine (in accordance with ASC 815) whether they should be bifurcated from their host instruments and accounted for as separate derivative financial instruments. We determined the risks and rewards of the common shares underlying the conversion feature are clearly and closely related to those of the host instrument. Accordingly the conversion features are being accounted for as embedded conversion options. During the year ended September 30, 2008 and 2009, based on an evaluation of the beneficial conversion feature of the Series A-1 Preferred Shares, the Company recorded deemed dividends of $1,411,882 and $32,706. The table below lists the fair value of the warrants issued in each of the two closings of the Series A-1 Preferred Stock Private Placement. The fair values were calculated using the Black-Scholes option pricing model with the following assumptions:

				Fair Value of
	Quantity of	Estimated	Estimated	Undelying	Risk-Free	Expected
Date	Warrants	Fair Value	Fair Value of	Common	Interest	Dividend	Life	Current
Issued	Issued	per Warrant	Warrants	Stock	Rate	Yield	(Years)	Volatility

3/7/2008	515,200	$1.20	$618,240	$1.75	2.45%	0%	5	66.34%
3/11/2008	18,133	$0.99	$17,952	$1.50	2.61%	0%	5	66.34%

BEACON ENTERPRISE SOLUTIIONS GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We have reserved 1,003,129 shares of our common stock for issuance upon the conversion of our Series A-1 convertible preferred stock and 533,333 shares of our common stock for issuance upon exercise of the Investor Warrants.

As described in Note 3, we apply the classification and measurement principles enumerated in ASC 815 with respect to accounting for our issuances of the Series A-1 preferred stock. We are required, under Nevada law, to obtain the approval of our board of directors in order to effectuate a merger, consolidation or similar event resulting in a more than 50% change in control or a sale of all or substantially all of our assets. The board of directors is then required to submit proposals to enter into these types of transactions to our stockholders for their approval by majority vote. The preferred stockholders do not currently (i) control or have representation on our Board of Directors and/or (ii) have sufficient voting rights to control a redemption of these shares by either of these events. In addition the effectuation of any transaction or series of transactions resulting in a more than 50% change in control can be made only by us in our sole discretion. Based on these provisions, we classified the Series A-1 preferred shares as permanent equity in the accompanying consolidated balance sheet because the liquidation events are deemed to be within our sole control.

We evaluate the Series A-1 convertible preferred stock at each reporting date for appropriate balance sheet classification.

Series B Preferred Stock Placement

On July 14, 2008, we issued 400 shares of Series B Preferred Stock and 200,000 (“Series B Offering Warrants”) five year common stock purchase warrants exercisable at $1.20 per share in a Private Placement transaction for proceeds of $400,000 from one of our directors. The Series B Preferred Stock is convertible into common stock at any time, at the option of the holder at a conversion price of $.80 per share. The Series B Preferred Stock is also automatically convertible into shares of our common stock, at the then applicable conversion price upon the closing of a firm commitment underwritten public offering of shares of our common stock yielding aggregate proceeds of not less than $20 million or under certain other circumstances when the trading volume and average trading prices of the stock attain certain specified levels.

On January 7, 2009, we entered into a note payable with a principal amount of $200,000 payable on or before December 31, 2009, bearing interest at 12% per annum with one of our directors. The director concurrently authorized us to issue 300 shares of preferred stock in exchange for this note and an additional $100,000 note issued prior to December 31, 2009. We completed our administrative issuance of the Series B Preferred Stock on February 16, 2009, at which time we and the director agreed that we shall be permitted, but not required to redeem these shares at a 1% per month premium beginning 30 days from the date of their issuance at our discretion

The Series B Offering Warrants have a five year exercise period and an exercise price of $1.20 per share of the Company’s common stock, payable in cash on the exercise date. The exercise price is subject to adjustment upon certain occurrences specified in the Series B Offering Warrants. The shares of Series B Preferred Stock have terms similar to those of the shares of Series A Preferred Stock and Series A-1 Preferred Stock, but are junior to those shares with respect to dividend rights, liquidation preferences and registration

BEACON ENTERPRISE SOLUTIIONS GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rights. The Company has used the proceeds of the closing to pay certain expenses of the Company and for working capital.

As described in Note 3, we evaluated the conversion options embedded in the Series B securities to determine (in accordance with ASC 815) whether they should be bifurcated from their host instruments and accounted for as separate derivative financial instruments. We determined the risks and rewards of the common shares underlying the conversion feature are clearly and closely related to those of the host instrument. Accordingly the conversion features are being accounted for as embedded conversion options. During the year ended September 30, 2008, based on an evaluation of the beneficial conversion feature of the Series B Preferred Shares, the Company recorded deemed dividends of $135,163 and $10,315. The table below lists the fair value of the warrants issued at the closing of the Series B Preferred Stock Private Placement. The fair values were calculated using the Black-Scholes option pricing model with the following assumptions:

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

	Fair Value of		Intrinsic	Common
	Common		Value of	Shares
Date of Issue/	Stock on	Effective	Beneficial	Issuable
Commitment	Commitment	Conversion	Conversion	upon	Deemed
Date	Date	Price	Feature	Conversion	Dividend

7/10/2008	$1.01	$0.71	$0.30	444,444	$135,163

We have reserved 875,000 shares of our common stock for issuance upon the conversion of our Series B convertible preferred stock and 350,000 shares of our common stock for issuance upon exercise of the Investor Warrants.

At our option, we can redeem the Series B Preferred Stock, and any dividends issued there under, for a 1% origination fee and 1% interest per month on the outstanding face value of the Series B preferred stock. As of September 30, 2009, we have not made a determination as to whether we will redeem the Series B Preferred Stock.

As described in Note 3, we apply the classification and measurement principles enumerated in ASC 815 with respect to accounting for our issuances of the Series B preferred stock. We are required, under Nevada law, to obtain the approval of our board of directors in order to effectuate a merger, consolidation or similar event resulting in a more than 50% change in control or a sale of all or substantially all of our assets. The board of directors is then required to submit proposals to enter into these types of transactions to our stockholders for their approval by majority vote. The preferred stockholders do not currently (i) control or have representation on our Board of Directors and/or (ii) have sufficient voting rights to control a redemption of these shares by either of these events. In addition the effectuation of any transaction or series of transactions resulting in a more than 50% change in control can be made only by us in our sole discretion. Based on these provisions, we classified the Series B preferred shares as permanent equity in the accompanying consolidated balance sheet because the liquidation events are deemed to be within our sole control.

We evaluate the Series B convertible preferred stock at each reporting date for appropriate balance sheet classification.

Preferred Stock Dividends

On March 26, 2008, October 7, 2008, February 12, 2009 and June 5, 2009 we elected to pay the contractual dividends due the Series A, A-1, and B preferred stockholders in additional shares of the related

BEACON ENTERPRISE SOLUTIIONS GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

preferred stock. We follow the guidelines of ASC 505 Dividends and Stock Splits when accounting for pay-in-kind dividends that are settled in convertible securities with beneficial conversion features. Therefore, we recorded deemed dividend related to the conversion feature based on the difference between the effective conversion price of the conversion option and the fair value of the common stock on the date of election which is considered the commitment date. The following table contains information related to the contractual dividends issued pursuant to our preferred stock:

									Deemed
								Fair Value of	Dividend
		Date of	Contractual	Conversion	Common	Closing	Fair Value	Contractual	Related to
Preferred	Date of	Election	Preferred	Price per	Shares	Price on	of Underlying	Preferred	Beneficial
Stock	Contractual	(Commitment	Stock	Common	Underlying	Date of	Common	Stock	Conversion
Series	Dividend	Date)	Dividend	Share	Dividend	Election	Stock	Dividend	Feature

A	1/1/2008	3/26/2008	$7,335	$0.75	9,780	$1.20	$11,736	$7,335	$4,401
A	4/1/2008	3/26/2008	$87,569	$0.75	116,759	$1.20	$140,111	$87,569	$52,542
A	7/1/2008	10/7/2008	$100,000	$0.75	133,333	$1.24	$165,333	$100,000	$65,333
A-1	4/1/2008	3/26/2008	$5,450	$0.75	7,267	$1.20	$8,720	$5,450	$3,270
A-1	7/1/2008	10/7/2008	$20,000	$0.75	26,667	$1.24	$33,067	$20,000	$13,067

Total For year end September 30, 2008			$220,354		293,806		$358,967		$138,613

A	10/1/2008	10/7/2008	$100,000	$0.75	133,333	$1.24	$165,333	$100,000	$65,332
A	1/1/2009	1/9/2009	$100,000	$0.75	133,333	$0.80	$106,666	$100,000	$6,666
A	4/1/2009	2/17/2009	$126,213	$0.75	168,284	$0.55	$92,556	$126,213	$—
A	7/1/2009	6/5/2009	$103,618	$0.75	138,157	$1.37	$189,275	$103,618	$85,657
A-1	10/1/2008	10/7/2008	$20,000	$0.75	26,667	$1.24	$33,067	$20,000	$13,067
A-1	1/1/2009	1/9/2009	$20,000	$0.75	26,667	$0.80	$21,334	$20,000	$1,334
A-1	4/1/2009	2/17/2009	$23,549	$0.75	31,399	$0.55	$17,269	$23,549	$—
A-1	7/1/2009	6/5/2009	$22,142	$0.75	29,523	$1.37	$40,447	$22,142	$18,305
B	10/1/2008	10/7/2008	$5,152	$0.80	6,440	$1.24	$7,986	$5,152	$2,834
B	1/1/2009	1/9/2009	$6,000	$0.80	7,500	$0.80	$6,000	$6,000	$—
B	4/1/2009	2/17/2009	$10,502	$0.80	13,128	$0.55	$7,220	$10,502	$—
B	7/1/2009	6/5/2009	$10,500	$0.80	13,125	$1.37	$17,981	$10,500	$7,481

Total For year end September 30, 2009			$547,676		727,556		$705,134		$200,676

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

BEACON ENTERPRISE SOLUTIIONS GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company applies FASB ASC 815 “Contracts in Entity’s Own Equity,” with respect to determining whether to record a liability for contingent consideration potentially transferable to security holders covered under registration rights agreements.

Issuances of Common Stock in Business Combinations

For the year ended September 30, 2008 we issued 3,225,000 of common stock in connections with business combinations described in Note 4. The aggregate fair value of these shares amounted to $2,741,250.

We issued 400,000 shares of common stock in connection with business combinations described in Note 4. The aggregate fair value of these shares amounted to $436,855.

Restricted Stock Grant

On December 5, 2007, we issued 782,250 shares of restricted common stock with an aggregate fair value of $666,873 to our president in exchange for $156. Immediately upon the sale 150,000 shares vested with the remaining shares vesting in quantities of 210,750 shares on each of December 20, 2008, 2009 and 2010. We account for share-based compensation under ASC 718 “Compensation — Stock Compensation,” which requires us to expense the fair value of grants made under the share based compensation programs over the vesting period of each individual agreement. We recognize non-cash share-based compensation expense ratably over the requisite service period which generally equals the vesting period of awards, adjusted for expected forfeitures. We recognized $266,693 and $179,422 of non-cash share-based compensation expense during the years ended September 30, 2008 and 2009, in connection with such grants. Unamortized compensation under this arrangement amounted to $400,024 and $220,602 as of September 30, 2008 and 2009 and will be amortized over the remaining vesting period. The shares vest immediately upon our termination without cause or the Executive’s resignation if in response to certain defined actions taken by us adverse to Executive’s employment which constitute good reason as defined in the Executive’s employment agreement. In the event of termination for cause, or resignation without good reason, we have the right to repurchase any unvested shares for nominal consideration.

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

		Expected					Risk-Free	Value	Charge to
Grant	Quantity	Life	Strike	Underlying		Dividend	Interese	per	Interest
Date	Granted	(Days)	Price	Price	Volatility	Yield	Rate	Warrant	Expense

3/26/2008	300,000	1,825	$1.00	$1.20	66.34%	0%	2.55%	$0.73	$219,000

Sales of Common Stock and Warrants

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

BEACON ENTERPRISE SOLUTIIONS GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of September 30, 2008, we have sold 1,625,000 Common Units to accredited investors for net proceeds of $1,063,726 (an aggregate purchase price of $1,300,000 less direct offering costs of $236,784). Direct offering costs included placement agent commissions of $130,000, non-accountable placement agent expenses of $36,500, legal expenses of $47,965, success fees of $39,000 payable to one of our founders, and printing and blue sky fees of $11,319, We have used the proceeds of the Common Offering to provide working capital. In addition, the Placement Agent has earned warrants to purchase an aggregate of 243,750 shares of Common Stock.

On November 12, 2008, we engaged the Placement Agent in a private placement (the “November Common Offering”) of up to 3,750,000 Common Units for an aggregate purchase price of $3,000,000, with each Common Unit comprised of (i) one share of Common Stock, and (ii) a five year warrant to purchase one-half share of $ .80 per unit Common Stock (each, an “Common Offering Warrant “). For the year ended September 30, 2009 an anti-dilution provision of the stock offering resulted in a requirement to issue an additional 285,139 shares of common stock at par value $0.001 or $285.14.

On June 10, 2009 Beacon commenced a Private Placement of up to $600,000 of common units at a price of $.80 per unit. Each Unit consists of (i) one share of Common Stock, and (ii) a five year warrant to purchase one-half share of Common Stock (each, an “Common Offering Warrant”) at a purchase price of $1.00 per share (collectively the “Common Offering”).

On September 18, 2009 Beacon commenced a Private Placement of up to $3,000,000 of common units at a price of $.80 per unit. Each Unit consists of (i) one share of Common Stock, and (ii) a five year warrant to purchase one-half share of Common Stock (each, an “Common Offering Warrant”) at a purchase price of $1.00 per share (collectively the “Common Offering”).

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

During the year ended September 30, 2009, we sold an aggregate of 6,853,497 Common Units, under all of these offerings, to accredited investors for net proceeds of $4,346,675 (gross proceeds of $5,485,249 less offering costs of $1,138,574). Offering costs included fees paid to the placement agent of $859,146, a fee for the successful completion of the placement of $156,987 paid to a consultant and $122,441 legal and related

BEACON ENTERPRISE SOLUTIIONS GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fees in addition to warrants to purchase 3,422,103 shares of our common stock at $1.00 per share with a 5 year term. We used the proceeds of the Common Offering to provide working capital.

During the year ended September 30, 2009 549,918 warrants were exercised into 196,145 shares of common stock.

NOTE 15 —	INCOME TAXES

The income taxe (provision) benefits consists of the following:

	2008	2009

Federal:
Current
Deferred	1,451,792	2,216,449

Total federal	1,451,792	2,216,449
State:
Current
Deferred	166,530	254,240

Total state	166,530	254,240

Foreign:
Current		(97,581)
Deferred
	—	(97,581)

	1,618,322	2,373,108
Change in valuation allowance	(1,663,794)	(2,528,701)

Total provision	$(45,472)	$(155,593)

A reconciliation of the statutory federal income tax rate to our effective tax rate follows:

	For the Twlelve	For the Twlelve
	Months Ended	Months Ended
	September 30,	September 30,
	2008	2009

Tax benefit at statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	3.9	3.9
Foreign income taxes		1.6
Non-deductible expenses	(2.8)	(.6)
Increase in valuation allowance	(36.1)	(41.4)

Effective income tax rate	(1.0)	(2.5)

BEACON ENTERPRISE SOLUTIIONS GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of deferred tax assets and liabilities are as follows:

	As of	As of
	September 30,	September 30,
	2008	2009

Deferred tax assets
Capitalized start up and organization costs	$46,257	$42,953
Depreciation and amortization	81,265	135,039
Accrued expenses	36,557	79,875
Bad debt reserve	18,950	59,125
Inventory obsolescence reserve	13,287	67,758
Share based payments	189,624	400,891
Net operating loss carryforwards	1,872,812	4,001,813

Total deferred tax assets	2,258,752	4,787,454
Less valuation allowance	(2,258,752)	(4,787,454)

Net deferred tax assets	—	—

Deferred tax liabilities
Tax deductible goodwill	(45,472)	(103,484)

Total deferred tax liabilities	$(45,472)	$(103,484)

As of September 30, 2009, we have approximately $10.6 million of federal and state net operating loss carryforwards, respectively, available to offset future taxable income, if any. These carryforwards expire in 2023 through 2029. After considering all available evidence, we established a 100% valuation allowance for our net deferred tax asset since it is more likely than not that the benefits of such deferred tax assets will not be realized in future periods, deferred tax liabilities represent the difference between the financial reporting and income tax bases of the tax deductible goodwill, which is an asset with an indefinite life and therefore cannot be used to offset net deferred tax assets for purposes of establishing a valuation allowance.

We periodically evaluate whether or not we have undergone any ownership changes for income tax purposes that could trigger annual limitations on the use of our net operating losses under section 382 of the Internal Revenue Code and similar state income tax regulations. As of September 30, 2009 we had not triggered any significant limitations on the use of our Net Operating Losses. We adopted ASC 740 “Income Taxes” effective June 6, 2007 (date of inception). ASC 740 requires companies to recognize the impact of a tax position in their financial statements if that position is more likely than not of being sustained on audit based on the technical merits of the position. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 provides guidance on derecognition, classification, interest, and penalties, accounting in interim periods, and disclosure. The company is subject to audits by federal and state income tax authorities for reporting periods ending in 2007, 2008, and 2009 and by foreign tax authorities for 2008 and 2009. For the years ended September 30, 2008 and 2009, we had no material unrecognized tax positions. Significant tax jurisdictions that we file income tax returns in include the Commonwealth of Kentucky and the state of Ohio. We record penalties and interest if it is more likely than not that a tax position will not be sustained on audit based on the technical merits of the position. We record penalties in selling, general and administrative expenses and interest as interest expense when such expenses are incurred.

BEACON ENTERPRISE SOLUTIIONS GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16 —	EMPLOYEE BENEFITS PLANS

Stock Options and Other Equity Compensation Plans

In March 2008, our Board of Directors adopted the 2008 Long Term Incentive Plan, subject to stockholder approval, referred to as the 2008 Incentive Plan. The 2008 Incentive Plan was approved by the stockholders on April 16, 2009. We reserved 1,000,000 shares of our common stock under the 2008 Incentive Plan and for other compensatory equity grants for the issuance of stock options, restricted stock awards, stock appreciation rights and performance awards, pursuant to which certain options will be granted. The terms and conditions of such awards are determined at the sole discretion of our board of directors or a committee designated by the Board to administer the plan. Previously unissued shares of our common stock are provided to a participant upon a participant’s exercise of vested options. Of the 1,000,000 shares authorized, 700,000 are available for future grants as of September 30, 2009.

A summary of stock options that we granted during the years end September 30, 2008 and 2009 is as follows:

		Expected				Risk-Free	Value	Share Based
Date	Quantity	Life	Strike		Dividend	Interese	per	Compensation
Earned	Issued	(Days)	Price	Volatility	Yield	Rate	Option	Expense

3/26/2008	90,000	2,373	$1.20	66.34%	0%	2.55%	$0.72	$64,980
5/8/2008	30,900	2,373	$1.00	66.34%	0%	2.99%	$0.64	$19,776
10/7/2008	25,000	2,373	$1.24	66.34%	0%	2.45%	$0.79	$19,750
1/9/2009	285,000	2,373	$0.80	66.34%	0%	1.99%	$0.50	$142,500
5/8/2009	2,500,000	2,373	$1.19	66.34%	0%	2.09%	$0.75	$1,875,000
6/5/2009	50,000	2,373	$1.37	66.34%	0%	2.85%	$0.87	$43,500
7/9/2009	250,000	2,373	$1.61	66.34%	0%	2.33%	$1.02	$254,400

Shares granted vest 33% annually as of the anniversary of the grant through 2012 and carry a ten year contractual term.

We calculate the fair value of stock options using the Black-Scholes option-pricing model. In determining the expected term, we separate groups of employees that have historically exhibited similar behavior with regard to option exercises and post-vesting cancellations. The option-pricing model requires the input of subjective assumptions, such as those included in the table above. The volatility rates are based on historical stock prices of similarly situated companies and expectations of the future volatility of our common stock. The expected life of options granted is based upon the average of the vesting and contractual term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The total expense to be recorded in future periods will depend on several variables, including the number of share-based awards.

The weighted average grant date fair value of options we granted during the years ended September 30, 2008 and 2009 amounted to $0.70 and $0.75 per share respectively.

BEACON ENTERPRISE SOLUTIIONS GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of our stock option plan and the changes during the years ended September 30, 2008 and 2009, respectively, is presented in the table below:

				Weighted
				Average
		Weighted		Remaining
	Number	Average	Intrinsic	Contractual
	of Options	Exercise Price	Value	Term

Options Outstanding at October 1, 2007	—	$—
Granted	120,900	$1.15
Forfeited	(30,000)	$1.20

Options Outstanding at September 30, 2008	90,900	$1.13
Granted	3,110,000	$1.19
Forfeited	—

Options Outstanding at September 30, 2009	3,200,900	$1.19	0.10	9.56

Exercisable, September 30, 2009	105,300	$1.13	0.39	8.53

As of September 30, 2009, there was $2,332,357 in unamortized share-based compensation cost. This cost is expected to be recognized over the remaining weighted average vesting period of 2.63 years.

Beacon Solutions 401(k) Plan

We maintain a defined contribution plan, referred to as the Beacon Solutions 401(k) Plan, intended to meet the requirements of section 401(k) of the Internal Revenue Code of 1986. Under the Beacon Solutions 401(k) Plan, employees may contribute up to the maximum allowable under federal law, and the Company will match up to 100% of the first 1% contributed by the employee and up to 50% of the next 5% contributed by the employee, in cash subject to a vesting schedule based on years of service. All employees are eligible to enroll on date of hire. Employees are automatically enrolled at 3% employer contribution but can change their election at any time.

Total contributions under the Beacon Solutions 401(k) Plan, recorded as salaries and benefits expense, totaled approximately $71,156 and $17,367 for the year ended September 30, 2008 and 2009, respectively.

Segment Reporting

In accordance with ASC 280 “Segment Reporting,” our operating segments are those components of our business for which separate and discreet financial information is available and is used by our chief operating decision makers, or decision-making group, in making decisions on how we allocate resources and assess performance.

Prior to our acquisition of Symbiotec (Note 4) we operated as a single segment. In accordance with ASC 280, the Company reports two operating segments, as a result of having complete the Symbiotec acquisition on July 29, 2009. The Company’s chief decision-makers review financial information presented on a consolidated basis, accompanied by disaggregated information about revenue and operating profit each year by operating segment. This information is used for purposes of allocating resources and evaluating financial performance.

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies.” Segment data includes segment revenue, segment operating profitability, and total assets by segment. Shared corporate operating expenses are reported in the U.S. segment.

BEACON ENTERPRISE SOLUTIIONS GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is organized primarily on the basis of operating units which are segregated by geography in the United States (“U.S.”) and Europe as follows effective July 29, 2009.

	United States	Europe	Total

Revenue	$10,112,912	$957,584	$11,070,496
(Loss) income from operations	(5,704,605)	494,748	(5,209,857)
Interest expense	(905,125)		(905,125)
Interest income	686	39	725
Depreciation and amortization	(613,171)	(950)	(614,121)
Assets	10,874,908	1,938,840	12,813,748
Goodwill	2,791,648	360,300	3,151,948
Intangible assets	3,341,724	561,400	3,903,124

In our European operations 74% of the revenue was generated by one customer for the year ended September 30, 2009.

NOTE 17 —	SUBSEQUENT EVENTS

Sale of Common Stock and Warrants

On September 28, 2009, we engaged a registered broker/dealer in a private placement (the “September 2009 Common Offering”) of up to 3,750,000 units (the “Common Units”) for an aggregate purchase price of $3,000,000, with each Common Unit comprised of (i) one share of Common Stock, and (ii) a five year warrant to purchase on half share of Common Stock (each, a “Common Offering Warrant”). In the event that the September 2009 Common Offering is oversubscribed, we may sell and issue up to an additional 1,250,000 Common Units.

Subsequent to September 30, 2009. We sold 3,727,500 units for net proceeds of $2,421,180 (gross proceeds of $2,982,000 less offering costs of $560,820).

Contractual Dividends

On October 1, 2009, additional contractual dividends related to our Series A, A-1 and B Preferred Stock became due and payable in the aggregate amount of $102,000.

Grant of Stock Options

On November 12, 2009, our Board granted options to purchase 100,000 shares of our common stock at a strike price of $0.90 per share, the closing price on the day of grant.

The Company has evaluated subsequent events through December 29, 2009, the issuance date of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated and communicated to our executive officers to allow timely decisions regarding required disclosure. As of September 30, 2009, our Chief Executive Officer, who acts in the capacity of principal executive officer and our Chief Accounting Officer who acts in the capacity of principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Accounting Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2009, based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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

In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2009 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management has concluded that our internal control over financial reporting was ineffective as of September 30, 2009.

Beacon is the successor to Suncrest Global Energy Corp.’s obligation to provide management’s report on internal controls in accordance with Section 404a of the Sarbanes-Oxley Act of 2002. We were a privately owned company with no operations when we merged with Suncrest Global Energy Corp. on December 20, 2007 in a transaction that was accounted for as a reverse merger and recapitalization. We simultaneously completed the acquisition of four privately owned businesses that comprised 100% of our operations, and are therefore included in management’s assessment of internal control over financial reporting.

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

As of September 30, 2008, we had identified certain matters that constituted material weaknesses in our internal controls over financial reporting, specific material weaknesses include the fact that we have limited segregation of duties and have experienced difficulty in applying complex accounting principles including those related to stock based compensation, stockholders equity accounting, income taxes and business combinations.. Since September 30, 2008, we have taken certain steps in an effort to correct these material weaknesses which include undertaking a review of our systems and engaging a consultant to assist in the upgrade of our accounting systems and implementation of additional controls. We have hired an additional accounting resource to assist in completion of our internal control matrix and further strengthen our controls. Although we believe that these steps have enabled us to improve our internal controls, additional time is still required to fully document our systems, implement control procedures and test their operating effectiveness before we can definitively conclude that we have remediated our more significant deficiencies.

We have migrated our accounting systems to Microsoft Dynamics GP including the modules that assist with Sarbanes-Oxley compliance. Additionally, we have implemented a control matrix and software to identify our critical internal accounting controls and measure compliance on a month to month basis to ensure our controls are effective. In addition, we have implemented further controls to aid and improve our inventory systems to ensure they are operating effectively and added controls over revenue recognition to ensure appropriate compliance with current accounting standards. Finally, we have hired an additional accounting resource, bringing the number of Certified Public Accountants on our staff to three, to assist in the day to day accounting functions. We believe that our internal control risks are partially mitigated by the fact that our Chief Executive Officer and Chief Accounting Officer review and approve substantially all of our major transactions and we have, when needed, hired outside experts to assist us with implementing complex accounting principles such as income tax accounting, stock holders equity and business combinations. We believe that our weaknesses in internal control over financial reporting and our disclosure controls relate primarily to the fact that we are an emerging business with limited personnel. Finally, we have implemented disclosure controls and an internal control framework including software assisted compliance controls as of the date of this Annual Report on Form 10-K.

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

Item 9B.	Other Information

None.

Item 10.	Directors, Executive Officers, and Corporate Governance

Directors of Beacon Enterprise Solutions Group, Inc.

Information concerning each of our directors and executive officers as of September 30, 2009, is as follows:

Name	Age	Title

Bruce Widener	48	Director, Chairman, Chief Executive Officer
J. Sherman Henderson III	66	Director
John D. Rhodes III	55	Director
Richard C. Mills	53	President
Robert Mohr	43	Chief Accounting Officer, Secretary, Treasurer
Gerald Bowman	51	Senior Vice President of Global Services

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

John D. Rhodes, III, M.D., Director.  Dr. Rhodes practiced as a physician and has been Board Certified in Internal Medicine and Cardiovascular Diseases serving as Chief Fellow in Cardiology at the University of Louisville School of Medicine from 1984- 1985 and was elected a Fellow of the American College of Cardiology. Dr. Rhodes retired from his private practice in 2005. In his retirement, Dr. Rhodes has been an active investor in the telecom, restaurant and real estate industries. Dr. Rhodes was a founding investor in Texas Roadhouse and served as a member of its advisory board until its initial public offering in 2004.

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

Gerald Bowman, Senior Vice President of Global Services.  On November 18, 2009, the Company appointed Gerald Bowman to the officer position of Senior Vice President of Global Services. Mr. Bowman brings over 20 years of experience in the IT industry serving in roles which included: Managing Director/Vice President of Enterprise Global Services for CommScope, a $4 billion manufacturer of connectivity solutions for communications networks; Chief Operating Officer for Superior Systems Technologies; Vice President of Engineering at Riser Management Systems, and Vice President and General Manager at VARtek.

Audit Committee

Our board of directors has an Audit Committee, the purpose of which is to review and evaluate the results and scope of the audit and other services provided by our independent registered public accounting firm, as well as our accounting principles and system of internal accounting controls, and to review and approve any transactions between us and our directors, officers or significant shareholders. In fulfilling its responsibility, the Audit Committee pre-approves, subject to stockholder ratification, the selection of our independent registered public accounting firm. The Audit Committee also reviews our consolidated financial statements and the adequacy of our internal controls. The Audit Committee meets at least quarterly with our management and our independent registered public accounting firm to review and discuss the results of audits or reviews of our consolidated financial statements, the evaluation of our internal audit controls, and the overall quality of our financial reporting and our critical accounting policies. The Audit Committee meets separately, at least quarterly, with the independent registered public accounting firm. In addition, the Audit Committee oversees our existing procedures for the receipt, retention and handling of complaints related to auditing, accounting and internal control issues, including the confidential, anonymous submission by employees of concerns on questionable accounting and auditing matters. The board of directors has determined the Audit Committee to be comprised of John D. Rhodes III and J. Sherman Henderson III. As of the date of filing, J. Sherman Henderson III is independent in accordance with Nasdaq Marketplace Rules and regulations established by the Securities and Exchange Commission, or SEC Regulations, governing audit committee member independence.

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

To our knowledge, with the exception of the following, based solely on our review of the copies of such reports furnished to us during the year ended September 30, 2009, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10 percent beneficial owners were met. Due to miscommunication, although all disclosures were appropriately reflected within Current Reports on Form 8-K and Quarterly Reports on Form 10-Q, submission of several Forms 4 for Robert H. Clarkson, J. Sherman Henderson III and John D. Rhodes III, were filed on December 30, 2008. Disclosure controls have been implemented to mitigate this error in miscommunication.

Code of Ethics

Pursuant to Section 406 of the Sarbanes-Oxley Act of 2002, we have adopted a Code of Ethics for all employees including the Chief Executive Officer and Principal Financial Officer. The Code of Ethics is posted on our website, www.askbeacon.com, (under the caption Investor Relations -> Management). We intend to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Code of Ethics for the Chief Executive Officer and Principal Financial Officer by posting such information on our website. We undertake to provide to any person a copy of this Code of Ethics upon request to our Corporate Secretary at our principal executive’s offices.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

In this section, we will give an overview and analysis of our compensation program and policies, the material compensation decisions we have made under those programs and policies, and the material factors that we considered in making those decisions. Later in this Part III under the heading “Additional Information Regarding Executive Compensation,” you will find tables containing specific information about the compensation earned by, and equity awards granted to, the following individuals, whom we refer to as our “named executive officers”:

•	Bruce Widener, Chairman, Chief Executive Officer and Director

•	Richard C. Mills, President

•	Robert Mohr, Chief Financial Officer, Treasurer and Secretary

The discussion below is intended to help you understand the detailed information provided in those tables and put that information into context within our overall compensation program.

Overview of Compensation Philosophy

The goal of our compensation program for our named executive officers is the same as our goal for operating Beacon — to create long-term value for our stockholders. Toward this goal, we have designed and implemented our compensation programs for our named executive officers to reward them for sustained financial and operating performance and leadership excellence, to align their interests with those of our stockholders and to encourage them to remain with us for long and productive careers. Most of our compensation elements simultaneously fulfill one or more of our performance, alignment and retention objectives, as described below. These elements consist of salary, annual bonus and share-based incentive compensation. In deciding on the type and amount of compensation for each named executive, we focus on both current pay and the opportunity for future compensation. We combine the compensation elements for each named executive in a manner we believe optimizes the executive’s contribution to us.

Overview of Compensation Objectives

Performance.

The amount of compensation for each named executive officer reflects his superior management experience, continued high performance and exceptional career of service to us. Key elements of compensation that depend upon the named executive officer’s performance include:

•	Base salary, which provides fixed compensation based on competitive market practice and in accordance with the terms of the executive’s employment agreement.

•	Bonus, which is discretionary and payable in cash or equity incentives based on an assessment of each executives’ performance against pre-determined quantitative and qualitative measures within the context of our overall performance.

•	Equity incentive compensation in the form of stock options and/or restricted stock subject to vesting schedules that require continued service with us.

•	Our matching contributions to our named executive officers who participate in our 401(k) plan.

•	Other benefits.

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

Retention.

Due to extensive management experience, our senior executives are on occasion presented with other professional opportunities, including ones at potentially higher compensation levels. We attempt to retain our executives by using continued service as a determinant of total pay opportunity. Key elements of compensation that require continued service to receive any, or maximum, payout include the vesting terms in our equity-based compensation programs, including stock option and restricted stock awards.

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

We rely upon our subjective judgment in making compensation decisions, after reviewing our performance and carefully evaluating an executive’s performance during the year against established goals, leadership qualities, operational performance, business responsibilities, such individual’s career with us, current compensation arrangements and long-term potential to enhance stockholder value. Specific factors affecting compensation decisions for our named executive officers include:

•	Key financial measurements such as revenue, operating profit and cash flow from operating activities.

•	Strategic objectives such as acquisitions, dispositions or joint ventures.

•	Promoting commercial excellence by launching new or continuously improving services, and attracting and retaining customers.

•	Achieving specific operational goals for us including improved productivity, simplification and risk management.

•	Achieving excellence in their organizational structure and among their employees.

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

Role of Compensation Consultant.

The Compensation Committee did not use the services of a compensation consultant to establish the compensation program for named executive officers for fiscal year 2008 but did engage a consultant to assist in fiscal year 2009 compensation consideration. In the future, the Compensation Committee may engage or seek the advice of compensation consultants to provide insight on compensation trends along with general views on specific compensation programs.

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

Beacon entered into employment agreements with three of its key executives with no specific expiration dates that provide for aggregate annual compensation of $540,000 and up to $1,020,000 of severance payments for termination without cause. We discuss the terms and conditions of these agreements elsewhere in this Part III under “Additional Information Regarding Executive Compensation — Employment Agreements.”

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

Whether or not a bonus is in fact earned by an executive is based on both an objective analysis (predetermined operating profit targets based on budgeted operating revenues) and a subjective analysis (based on the individual’s contribution to us or the business unit), The financial objective for each named executive officer for fiscal year 2008 and 2009 are discussed below. In making the subjective determinations, the Compensation Committee does not base its determination on any single performance factor nor does it assign relative weights to factors, but considers a mix of factors, including evaluations of superiors, and evaluates an individual’s performance against such mix in absolute terms in relation to our other executives.

The salaries paid and the annual bonuses awarded to the named executive officers for fiscal years 2008 and 2009 are discussed below and disclosed in the Summary Compensation Table.

Equity Awards

Our equity incentive compensation program is designed to recognize scope of responsibilities, reward demonstrated performance and leadership, motivate future superior performance, align the interests of the executive with our stockholders and retain the executives through the vesting period established for the awards. All of our officers and key employees (including our named executive officers) and our directors are eligible for grants of stock options and other stock-based awards (including restricted stock). We consider the grant size and the appropriate combination of stock options, common stock and restricted stock when making award decisions. Equity incentive compensation granted for fiscal 2008 and 2009 is discussed below and disclosed in the Summary Compensation Table. Existing ownership levels are not a factor in award determination, as we do not want to discourage executives from holding our stock.

We have expensed stock option grants. When determining the appropriate combination of stock options and restricted stock, our goal is to weigh the cost of these grants with their potential benefits as a compensation tool. We believe that providing combined grants of stock options and restricted stock effectively balances our objective of focusing the named executive officers on delivering long-term value to our stockholders, with our objective of providing value to the executives with the equity awards. Stock options only have value to the extent the price of our stock on the date of exercise exceeds the exercise price on the grant date, and thus are an effective compensation element only if the stock price grows over the term of the award. In this sense, stock options are a motivational tool. Unlike stock options, restricted stock offers executives the opportunity to receive shares of our stock on the date the restricted stock vests. In this regard, restricted stock serves both to reward and retain executives, as the value of the restricted stock is linked to the price of our stock on the date the restricted stock vests.

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

Eligible named executive officers participated in the 401(k) Plan in fiscal year 2008 and 2009 and received matching contribution from us under the 401(k) Plan for the year ended September 30, 2008 and 2009 as follows:

	Matching	Matching
	Contributions	Contributions
	for the Twelve	for the Twelve
Named	Months Ended	Months Ended
Executive	September 30,	September 30,
Officer	2008	2009

Bruce Widener	$4,274	$773
Richard C. Mills	$3,433	$577
Kenneth Kerr	$3,433	$—
Robert Mohr	$3,607	$606

Other Compensation.

We provide our named executive officers with medical, dental and vision insurance coverage that are consistent with those provided to our other employees. In addition, we provide certain perquisites, which are described in the Summary Compensation Table, to our named executive officers, as a component of their total compensation.

Compensation for Named Executive Officers in Fiscal 2008 and 2009 Strength of company performance.  The specific compensation decisions made for each of the named executive officers for the years ended September 30, 2008 and 2009 reflect our performance against key financial and operational measurements. A more detailed analysis of our financial and operational performance is contained in the Management’s Discussion & Analysis contained elsewhere in this Annual Report on Form 10-K. Revenue and earnings before interest, taxes, depreciation and amortization (EBITDA) for the years ended September 30, 2008 and 2009 fell below expectations. However, we achieved several of our key priorities in combining and integrating the four acquisitions and transitioning to a publicly traded company during Fiscal 2008 and obtaining significant increases in business as we launched our Infrastructure Management Services and launching international operations in Fiscal 2009.

CEO Compensation.  In determining Mr. Widener’s compensation for the years ended September 30, 2008 and 2009, the Compensation Committee considered his performance against financial, strategic and operational goals for this year as follows:

Financial Objectives

Revenue and EBITDA for fell short of our projections for the years ended September 30, 2008 and 2009.

Strategic and Operational Goals

Execute Phase I Acquisitions	Mr. Widener successfully executed the Phase I Acquisition plan and reverse merger to create Beacon as a public company.
Integrate Phase I Acquisitions	We successfully integrated the four companies into a single business providing the comprehensive services contemplated under the original plan.
Retain Excellent Team	Mr. Widener continued to attract and retain a strong management expertise at all levels of the organization.
Launched Foreign Operations	Mr. Widener successfully launched foreign operations through the acquisition of Symbiotec Solution AG.

Mr. Widener’s salary for the years ended September 30, 2008 and 2009 were $190,378 and $235,342 which included retro pay for the successful conclusion of the Phase I Acquisitions and unpaid retro-pay of $32,308 related to an increase received during the year, respectively.

Other Named Executive Officers’ Compensation.  In determining the compensation of Messrs. Mills and Mohr for the years ended September 30, 2008 and 2009, the Compensation Committee compared their achievements against the performance objectives established for each of them at the beginning of the year and discussed with each individual at the beginning of the year by the CEO. The Compensation Committee evaluated our overall performance and the contributions of each of the other named executive officers to that performance, as well as the performance of the departments that each individual leads when relevant. Each of the other named executive officers has an employment agreement which defines their base salaries. Mr. Mohr earned a bonus during the year ended September 30, 2008 for timely delivery of reports to the Securities and Exchange Commission. Based on our shortfall from our planned revenue and EBITDA, the base salaries remained the same as in Fiscal 2008 for Fiscal 2009 but were evaluated based on achieving specific goals for the fiscal year 2009.

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

The Compensation Committee

J. Sherman Henderson III
John D. Rhodes III

ADDITIONAL INFORMATION REGARDING EXECUTIVE COMPENSATION

The following table sets forth a summary of the compensation of our named executive officers for the year ended September 30, 2009.

Summary Compensation Table

											Change
											in
											Pension
											Value
											and
											Nonquali-
										Non-	fied
										Equity	Deferred	All
										Incentive	Compen-	Other
						Stock		Option		Plan	sation	Compen-
				Bonus ($)		Awards ($)		Awards ($)		Compen-	Earnings	sation		Total
Name and Principal	Year	Salary ($)		(1)		(2)		(3)		sation ($)	($)	($)		($)
Position (A)	(B)	(C)		(D)		(E)		(F)		(G)	(H)	(I)		(J)

Bruce Widener	2009	203,035	(4)					104,795	(5)			12,893	(6)	215,928
Chairman, Chief Executive	2008	190,378	(7)									11,912	(8)	307,085
Richard C. Mills	2009	156,086	(9)			90,202	(10)	104,795	(11)			12,696	(12)	363,779
President	2008	110,494	(13)			266,694	(14)					10,578	(15)	387,766
Kenneth Kerr	2009	150,000	(16)									112,120	(17)	262,119
Chief Operating Officer	2008	109,615	(18)									10,306	(19)	119,921
Robert Mohr	2009	150,000	(20)					63,699	(21)			4,382	(22)	218,081
Chief Accounting Officer,	2008	126,923	(23)	5,000	(24)			7,358	(25)			2,743	(26)	142,024
Treasurer and Secretary
Gerald Bowman	2009	5,769	(27)											5,769
Senior Vice President of Global Services

(1)	For purposes of this Summary Compensation Table, the cash incentive awards to the named executive officers, which are discussed in further detail under the heading “Compensation Discussion and Analysis — Compensation for Named Executive Officers for Fiscal Year 2009,” have been characterized as “Non-Equity Incentive Plan Compensation” under column (G).

(2)	The amounts in Column (E) represent the proportionate amount of the total fair value of restricted stock recognized by us as an expense in fiscal years 2008 and 2009 for financial accounting purposes, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. The fair values of these awards and the amounts expensed in fiscal year 2009 were determined in accordance with ASC 718. The awards for which expense is shown in column (E) include awards described in the Grants of Plan-Based Awards table included elsewhere in this section. The assumptions used in determining the grant date fair values of these awards are set forth in Note 16 to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

(3)	The amounts in column (F) represent the proportionate amount of the total fair value of stock options recognized by us as an expense in fiscal years 2008 and 2009 for financial accounting purposes, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. The fair value of these awards and the amounts expensed in fiscal years 2008 and 2009 were determined in accordance with ASC 718. The awards for which expense is shown in column (F) include the awards described in the Grants of Plan-Based Awards table included elsewhere in this section. The assumptions used in determining the grant date fair values of these awards are set forth in Note 16 to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

(4)	Amount includes $240,000 annual salary under the terms of Mr. Widener’s employment agreement and amounts agreed upon with Founders prior to execution of the employment agreement.

(5)	Amount relates to unrestricted stock grant which is discussed in further detail in Note 16 to our consolidated financials statements included elsewhere in this annual report on Form 10-K.

(6)	Amount paid for 401k match, medical, dental and vision insurance.

(7)	Amount includes $180,000 annual salary under the terms of Mr. Widener’s employment agreement and amounts agreed upon with Founders prior to execution of the employment agreement.

(8)	Amount paid for medical, dental and vision insurance.

(9)	Amount includes $150,000 annual salary under the terms of Mr. Mills’ employment agreement and amounts agreed upon with Founders prior to execution of the employment agreement.

(10)	Amount relates to restricted stock grant which is discussed in further detail in Note 16 to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

(11)	Amount relates to unrestricted stock grant which is discussed in further detail in Note 16 to our consolidated financials statements included elsewhere in this annual report on Form 10-K.

(12)	Amount paid for 401k, match, medical, dental and vision insurance.

(13)	Amount includes $150,000 annual salary under the terms of Mr. Mills’ employment agreement for partial year since execution of the employment agreement..

(14)	Amount relates to restricted stock grant which is discussed in further detail in Note 16 to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

(15)	Amount paid for medical, dental and vision insurance.

(16)	Amount includes $150,000 annual salary under the terms of Mr. Kerr’s employment agreement and amounts agreed upon with Founders prior to execution of the employment agreement.

(17)	Amount paid for medical, dental and vision insurance.

(18)	Amount includes $150,000 annual salary under the terms of Mr. Kerr’s employment agreement for partial year since execution of the employment agreement.

(19)	Amount paid for medical, dental and vision insurance .

(20)	Amount includes $150,000 annual salary under the terms of Mr. Mohr’s employment agreement and amounts agreed upon with Founders prior to execution of the employment agreement.

(21)	Amount relates to unrestricted stock grant which is discussed in further detail in Note 16 to our consolidated financials statements included elsewhere in this annual report on Form 10-K.

(22)	Amount paid for 401k match, medical, dental and vision insurance

(23)	Amount includes $150,000 annual salary under the terms of Mr. Mohr’s employment agreement for partial year since execution of the employment agreement.

(24)	Amount represents a bonus for timely filing of documents with the Securities Exchange Commission.

(25)	Amount represents non-cash compensation expense recognized for financial accounting purposes determined in accordance with ASC 718.

(26)	Amount paid for medical, dental and vision insurance.

Amount includes $150,000 annual salary under the terms of Mr. Bowman’s employment agreement for partial year since execution of the employment agreement

Employment Agreements

Beacon has entered into employment agreement with each of Bruce Widener, Richard C. Mills and Robert Mohr, each effective as of May 8, 2009. Each executive officer has agreed not to compete with us within the United States during the term of his employment and for a period of one year following his termination of employment, nor to solicit our employees for a period of two years following the termination of his employment.

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

Grants of Awards

Grants of Awards

									All Other		Grant
								All	Option		Date
								Other	Awards:	Exercise	Fair
								Stock	Number of	or Base	Value of
		Estimated Future Payouts						Awards:	Securities	Price of	Stock
		Under Non-Equity Incentive			Estimated Future Payouts Under Equity Incentive			Number	Under-	Option	and
		Plan Awards			Plan Awards			of Shares	lying	Awards	Option
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	of Stock	Options	($/Sh)	Awards ($)
Name	Date	($)	($)	($)	(#)	(#)	(#)	or Units (#)	(1)	(2)	(3)
(A)	(B)	(C)	(D)	(E)	(F)	(G)	(H)	(I)	(J)	(K)	(L)

Bruce Widener	5/8/2009								1,000,000	$1.19	750,000
Richard C. Mills	12/20/2007							782,250 (4)			663,863
Richard C. Mills	5/8/2009								1,000,000	$1.19	750,000
Robert Mohr	3/26/2008								60,000	$1.20	43,200
Robert Mohr	1/9/2009								75,000	$0.80	37,500
Robert Mohr	5/8/2009								250,000	$1.19	187,500

On May 8, 2009, Mr. Widener was granted additional options to purchase 1,000,000 shares of our common stock with a strike price of $1.19, the closing price on the date of the grant. The fair value of the options on the date of grant of this options grant under ASC 718 was $750,000.

On December 20, 2007, Mr. Mills was granted 782,250 shares of Beacon restricted stock of which 150,000 shares vested immediately and 632,250 shares vest in equal amounts annually on each of December 21, 2008, 2009, and 2010. The full grant date fair value of this restricted stock award under ASC 718 is $666,874. On May 8, 2009, Mr. Mills was granted additional options to purchase 1,000,000 shares of our common stock with a strike price of $1.19, the closing price on the date of the grant. The fair value of the options on the date of grant of this options grant under ASC 718 was $750,000.

On March 26, 2008, Mr. Mohr was granted options to purchase 60,000 shares of our common stock with a strike price of $1.20, the closing price on the date of grant. The fair value of the options on the date of grant of this options grant under ASC 718 was $43,320. . On January 1, and May 8, 2009, Mr. Mohr was granted additional options to purchase 75,000 and 250,000 shares of our common stock respectively with a strike price of $.80 and $1.19, the closing price on the date of the grant. The fair value of the options on the dates of grant of these options grant under ASC 718 was $37,500 and $187,500.

There were no other equity or share-based awards granted during the years ended September 30, 2008 and 2009 to the named executive officers.

Outstanding Equity Awards at Fiscal Year-End

The following table details the equity incentive awards outstanding as of September 30, 2009. For additional information about the option awards, see “Equity Awards” and “Compensation for Named Executive Officers in Fiscal Year 2009” under “Compensation Discussion and Analysis.”

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Equity
Incentive
								Equity	Plan
								Incentive	Awards:
			Equity					Plan	Market or
			Incentive					Awards:	Payout
			Plan					Number of	Value of
			Awards:				Market	Unearned	Unearned
			Number of			Number	Value of	Shares,	Shares,
	Number of	Number of	Unearned			of Shares	Shares or	Units or	Units or
	Securities	Securities	Securities			or Units	Units of	Other	Other
	Underlying	Underlying	Underlying			of Stock	Stock	Rights	Rights
	Unexercised	Unexercised	Unexercised			That Have	That Have	That Have	That Have
	Options	Options	Options	Option	Option	Not	Not	Not	Not
	(#)	(#)	(#)	Exercise	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	Unexercisable	Price	Date	(#)	($)	(#)	($)
(A)	(B)	(C)	(D)	(E)	(F)	(G)	(H)	(I)	(J)

Bruce Widener		1,000,000		$1.19	5/8/2019		—
Richard C. Mills						421,500	442,575
Richard C. Mills		1,000,000		$1.19	5/8/2019
Robert Mohr	20,000	40,000		$1.20	3/26/2018
Robert Mohr	75,000			$0.80	1/9/2019
Robert Mohr		250,000		$1.19	5/8/2019

Options Exercises and Stock Vested

The following table provides information on stock awards vested for the year ended September 30, 2009. Pursuant to a grant of 782,250 shares of restricted stock to Mr. Mills, awarded on December 20, 2007, 150,000 shares vested on that date when the stock was valued at $0.85 per share. Subsequent vesting occurs in equal amounts annually on each of December 21, 2008, 2009, and 2010, at December 21, 2008 when 210,750 shares vested the stock was valued at $1.20 per share.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
	Number		Number
	of Shares	Value	of Shares	Value
	Acquired	Realized	Acquired	Realized
	on	on	on	on
	Exercise	Exercise	Vesting	Vesting
Name	(#)	($)	(#)	($)
(A)	(B)	(C)	(D)	(E)

Richard C. Mills			150,000	$127,500
			210,750	$252,900

Potential Payments Upon Termination or Change in Control

The following table summarizes the value of the termination payments and benefits Mr. Widener, Mills, and Mohr would receive if they had terminated employment on September 30, 2009 under the circumstances shown pursuant to the terms of the employment agreements we have entered into with each of them. For further description of the employment agreement governing these payments, see “Employment Agreements.” Other than the employment agreements with our named executives, there is no formal policy with respect to payments to named executive officers upon a termination of such officer or change in control of the Company. In addition, the employment agreements with our named executives do not provide for any payments upon a change in control. The tables exclude (i) amounts accrued through September 30, 2009 that would be paid in the normal course of continued employment, such as accrued but unpaid salary and earned annual bonus for fiscal year 2009 and reimbursed business expenses and (ii) vested account balances under our 401(k) Plan that is generally available to all of our employees.

Bruce Widener

						Termination
						by Company	Termination
						without Cause	Following or
						or Executive	Prior to a
						with Good	Change in
	Retirement	Death		Disability		Reason	Control
Benefit	($)	($)		($)		($)	($)

Cash Severance	—	$240,000	(1)	$240,000	(1)	$720,000 (1)	— (2)
Acceleration of Restricted Stock	—	—		—		—	— (2)
Acceleration of Stock Options	—	—		—		—	— (2)
Health & Welfare Benefits	— (3)	—	(3)	3,121	(3)	3,121 (3)	— (2)

(1)	Excluding accrued, but unpaid, base salary, annual bonus, accrued vacation, 401(k) payments and unreimbursed business expenses.

(2)	Executive is not entitled to any specific payments upon a change in control, other than such payment that Executive would otherwise be entitled to if termination upon a change in control is by reason of death or disability or by the Company without Cause or the Executive for Good Reason, as provided in the related columns.

(3)	Executive is entitled to continued participation in our group health plan, assuming he makes a timely election of continuation coverage under COBRA, at the Company’s expense.

Richard Mills

						Termination
						by Company	Termination
						without Cause	Following or
						or Executive	Prior to a
						with Good	Change in
	Retirement	Death		Disability		Reason	Control
Benefit	($)	($)		($)		($)	($)

Cash Severance	—	$37,500	(1)	$37,500	(1)	$150,000 (1)	$— (2)
Acceleration of Restricted Stock	—	—		—		445,124 (3)	$— (2)
Acceleration of Stock Options	—	—		—		—	$— (2)
Health & Welfare Benefits	— (4)	—	(4)	3,001	(4)	3,001 (4)	$— (2)

(1)	Excluding accrued, but unpaid, base salary, annual bonus, accrued vacation, 401(k) payments and unreimbursed business expenses.

(2)	Executive is not entitled to any specific payments upon a change in control, other than such payment that Executive would otherwise be entitled to if termination upon a change in control is by reason of death or disability or by the Company without Cause or the Executive for Good Reason, as provided in the related columns.

(3)	Upon termination by the Company for Cause or the Executive for Good Reason, restricted stock vests as described in Note 14 to the consolidated financial statements.

(4)	Executive is entitled to continued participation in our group health plan, assuming he makes a timely election of continuation coverage under COBRA, at the Company’s expense.

Robert Mohr

						Termination
						by Company	Termination
						without Cause	Following or
						or Executive	Prior to a
						with Good	Change in
	Retirement	Death		Disability		Reason	Control
Benefit	($)	($)		($)		($)	($)

Cash Severance	—	$37,500	(1)	$37,500	(1)	$150,000 (1)	— (2)
Acceleration of Restricted Stock	—	—		—		—	— (2)
Acceleration of Stock Options	—	—		—		—	— (2)
Health & Welfare Benefits	— (3)	—	(3)	977	(3)	977 (3)	— (2)

(1)	Excluding accrued, but unpaid, base salary, annual bonus, accrued vacation, 401(k) payments and unreimbursed business expenses.

(2)	Executive is not entitled to any specific payments upon a change in control, other than such payment that Executive would otherwise be entitled to if termination upon a change in control is by reason of death or disability or by the Company without Cause or the Executive for Good Reason, as provided in the related columns.

(3)	Executive is entitled to continued participation in our group health plan, assuming he makes a timely election of continuation coverage under COBRA, at the Company’s expense.

Gerald Bowman

						Termination
						by Company	Termination
						without Cause	Following or
						or Executive	Prior to a
						with Good	Change in
	Retirement	Death		Disability		Reason	Control
Benefit	($)	($)		($)		($)	($)

Cash Severance	—	$37,500	(1)	$37,500	(1)	$150,000 (1)	— (2)
Acceleration of Restricted Stock	—	—		—		—	— (2)
Acceleration of Stock Options	—	—		—		—	— (2)
Health & Welfare Benefits	— (3)	—	(3)	977	(3)	977 (3)	— (2)

(1)	Excluding accrued, but unpaid, base salary, annual bonus, accrued vacation, 401(k) payments and unreimbursed business expenses.

(2)	Executive is not entitled to any specific payments upon a change in control, other than such payment that Executive would otherwise be entitled to if termination upon a change in control is by reason of death or disability or by the Company without Cause or the Executive for Good Reason, as provided in the related columns.

(3)	Executive is entitled to continued participation in our group health plan, assuming he makes a timely election of continuation coverage under COBRA, at the Company’s expense.

DIRECTOR COMPENSATION

Compensation for Non-Management Directors.  Our directors have agreed to serve on our board of directors based on their existing equity position in Beacon. John D. Rhodes III was issued 300,000 Warrants to purchase Beacon common stock in exchange for his service on the board by unanimous vote in a Board Meeting on March 26, 2008. On January 9, 2009, the Compensation Committee resolved to pay directors $500 per meetings via telephone and $2,500 per meeting in person but the directors unanimously agreed to waive this compensation until such time as the company achieved positive net income.

The following table provides summary information of compensation of directors for the year ended September 30, 2009.

Director Compensation

Change in
Pension
Value and
	Fees			Non-	Non-
	Earned			Equity	Qualified
	or	Stock		Incentive	Deferred	All
	Paid in	Awards	Options	Plan	Compensation	Other
	Cash	($)	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	($)	(1)	($)	($)	($)	($)	($)
(A)	(B)	(C)	(D)	(E)	(F)	(G)	(H)

		—					—

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of our common stock as of November 30, 2009 by (i) any person who is known to us to be the beneficial owner of more than five percent of our common stock, (ii) all directors, (iii) all executive officers named in the Summary Compensation Table herein and (iv) all directors and executive officers as a group. Warrants and options to acquire our common stock included in the amounts listed below are currently exercisable or will be exercisable within 60 days after November 30, 2009, and are deemed outstanding for computing the ownership percentage of the stockholder holding such warrants and/or options, but are not deemed outstanding for computing the ownership percentage of any other stockholder.

	Beneficial
Name	Ownership	% of Class

Bruce Widener	2,580,000	5.8%
J. Sherman Henderson III(1)	1,150,000	2.6%
John D. Rhodes III(2)	2,965,766	4.2%
Richard C. Mills(3)	1,577,250	3.6%
Robert R. Mohr	95,000	0.0%
Directors and Named Executives Officers (as a group)	8,368,016	16.2%

As a shareholder with a greater than 5% ownership of the company, Mr. Widener’s address is 1311 Herr Lane, Louisville KY.

(1)	Includes 30,000 shares held by LANJK, LLC (a limited liability company wholly owned by Mr. Henderson).

(2)	Includes the 166,666 shares into which the Exchange Bridge Note held by Dr. Rhodes is convertible, 173,000 shares for which the Exchanged Bridge Warrants held by Dr. Rhodes are exercisable within 60 days of the date hereof, 300,000 warrants to purchase shares in exchange for his representation on the Board of Directors, 805,271 shares into which the Series B Preferred Stock is convertible, 350,000 Warrants issued pursuant to the Series B Preferred Stock purchase, 783,328 warrants issued in exchange for an equity financing arrangement, and warrants to purchase 87,500 shares of common stock pursuant to a debt financing arrangement.

(3)	632,250 of the shares of Beacon Common Stock are subject to a three-year vesting provision, where such shares vest in three equal installments on December 20, 2008, 2009 and 2010. In addition, Mr. Mills and his wife are the beneficial owners of 795,000 shares of Beacon Common Stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

On July 16, 2007, Beacon entered into a $500,000 Bridge Financing Facility provided by two of our founding stockholders who are also directors of our Company. See Note 10 for further details.

On November 15, 2007, we issued $200,000 of convertible notes payable (the “Bridge Notes”) in a separate debt financing. Of this amount, $100,000 of the Bridge Notes was issued to one of the directors of Beacon. See Note 10 for further details.

Beacon has obtained insurance through an agency owned by one of our founding stockholders/directors. Insurance expense paid through the agency for the year ended September 30, 2008 and 2009 was $114,378 and $190,000 and is included in selling, general and administrative expense in the accompanying consolidated statement of operations.

On December 28, 2007, we entered into an equity financing arrangement with two of our directors that provided up to $300,000 of additional funding, the terms of which provided for compensation of 10,000 warrants to purchase common stock at $1.00 per share per month, to each individual for the period the financing arrangement was in effect. The warrants have a five-year term. The financing arrangement was terminated upon the close of the Series A-1 Placement. Accordingly, we recognized $58,700 of interest expense for the years ended September 30, 2008 based on the fair value of the warrants as they were earned. The fair values were calculated using the Black-Scholes option pricing model with the following assumptions:

		Expected		Fair Value			Risk-Free	Value	Charge to
	Quantity	Life	Strike	of Common	Volatility	Dividend	Interese	per	Interest
Date Earned	Earned	(Days)	Price	Stock	Rate	Yield	Rate	Warrant	Expense

1/28/2008	20,000	1,825	$1.00	$1.90	66.34%	0%	2.80%	$1.34	$26,800
2/28/2008	20,000	1,825	$1.00	$1.50	66.34%	0%	2.73%	$0.99	$19,800
3/7/2008	10,000	1,825	$1.00	$1.75	66.34%	0%	2.45%	$1.21	$12,100

On May 15, 2008, we entered into an equity financing arrangement with one of our directors that provided up to $500,000 of additional funding, the terms of which provided for issuance of warrants to purchase 33,333 shares of common stock at $1.00 per share per month for the period the financing arrangement is in effect. The warrants have a five-year term. The financing arrangement terminates upon the close of a $3,000,000 equity financing event. On August 19, 2008, we modified the agreement to increase the commitment to $3,000,000 of additional funding that decreases on a dollar for dollar basis as we raise capital in subsequent equity financing transactions up to $3,000,000, upon mutual agreement of our director and us, or on December 31, 2008. As of September 30, 2008, $1,700,000 remained available under this equity arrangement. In consideration for this financing arrangement, we agreed to issue a five year warrant to purchase 100,000 shares of common stock at an exercise price of $1.00 per share in addition to the ongoing warrants earned under the original agreement. In addition, contingent upon the exercise of any part of the equity financing commitment, two of our founding stockholders would earn the right to purchase up to 1,655,425 shares of their stock owned by the investors for a purchase price of $0.01 per share. Accordingly, we recognized $176,999 and $288,945 of interest expense for the years ended September 30, 2008 and 2009 based on the fair value of the warrants as they were earned. The fair values were calculated using the Black-Scholes option pricing model with the following assumptions:

		Expected		Fair Value			Risk-Free	Value	Charge to
	Quantity	Life	Strike	of Common	Volatility	Dividend	Interese	per	Interest
Date Earned	Earned	(Days)	Price	Stock	Rate	Yield	Rate	Warrant	Expense

6/15/2008	33,333	1,825	$1.00	$1.01	66.34%	0%	3.73%	$0.58	$19,333
7/15/2008	33,333	1,825	$1.00	$1.25	66.34%	0%	3.12%	$0.78	$26,000
8/15/2008	33,333	1,825	$1.00	$1.50	66.34%	0%	3.41%	$1.00	$33,333
8/19/2008	100,000	1,825	$1.00	$1.25	66.34%	0%	3.07%	$0.78	$78,000
9/15/2008	33,333	1,825	$1.00	$1.05	66.34%	0%	2.59%	$3.61	$20,333

For year ended September 30, 2008									$176,999

10/15/2008	33,333	1,825	$1.00	$1.20	66.34%	0%	2.90%	$0.74	$24,666
11/15/2008	33,333	1,825	$1.00	$0.85	66.34%	0%	2.33%	$0.45	$15,000
12/15/2008	33,333	1,825	$1.00	$1.52	66.34%	0%	1.50%	$0.99	$33,000
12/31/2008	16,667	1,825	$1.00	$1.01	66.34%	0%	1.55%	$0.57	$9,500
1/9/2009	100,000	1,825	$1.00	$0.80	66.34%	0%	1.51%	$0.41	$41,000
2/9/2009	33,333	1,825	$1.00	$0.80	66.34%	0%	1.99%	$0.41	$13,667
3/9/2009	33,333	1,825	$1.00	$0.54	66.34%	0%	1.90%	$0.23	$7,667
4/9/2009	33,333	1,825	$1.00	$0.75	66.34%	0%	1.90%	$0.37	$12,333
5/9/2009	33,333	1,825	$1.00	$1.19	66.34%	0%	2.09%	$0.72	$23,970
6/9/2009	33,333	1,825	$1.00	$1.35	66.34%	0%	2.73%	$0.86	$28,666
7/9/2009	33,333	1,825	$1.00	$1.61	66.34%	0%	2.31%	$1.08	$35,983
8/9/2009	33,333	1,825	$1.00	$1.20	66.34%	0%	2.75%	$0.74	$24,533
9/9/2009	33,333	1,825	$1.00	$1.00	66.34%	0%	2.38%	$0.57	$18,960

For year ended September 30, 2009									$288,945

The equity financing arrangement expired on December 16, 2009 upon closing of a $3,000,000 of equity financing at which time the directors contingent right to acquire the shares of the founding shareholders was terminated.

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

On August 20, 2008, we entered into a $100,000 debt financing arrangement with one of our directors under which we borrowed $100,000 at a 12.00% annual interest rate the principal of which is not due on any specific date. We also paid a 1.00% origination fee upon initiation of the credit facility. The proceeds of the credit facility were used as short term working capital collateralized by our accounts receivable. We have accrued $2,400 of interest expense related to this credit facility during the year ended September 30, 2008 which is included in accrued expenses and other current liabilities in the consolidated financial statements

On January 7, 2009, we entered into a note payable with a principal amount of $200,000 payable on or before December 31, 2009, bearing interest at 12% per annum with one of our directors. The director concurrently authorized us to issue 300 shares of preferred stock in exchange for this note and an additional $100,000 note issued prior to December 31, 2009. We are permitted, but not required, to redeem these shares at a 1% per month premium beginning 30 days from the date of their issuance at our discretion

On January 9, 2009, we entered into an equity financing arrangement with one of our directors that provided a commitment up to $2.2 million of additional funding. This arrangement superseded the existing equity financing arrangement between the same director and the Company that had been entered into on May 15, 2008 and amended August 19, 2008. Under the terms of this equity financing arrangement, under certain circumstances the Company may sell shares of its common stock to this director at the same price per share and other terms as the most recent sale of shares of its Common Stock to a third party in a transaction intended to raise capital. On August 10, 2009, we renewed the existing equity financing arrangement to provide a commitment of up to $3.0 million of additional funding. In the event that the equity financing arrangement is drawn upon by the Company, then the director will have the right to purchase shares of common stock from two of the founding stockholders at a purchase price of $0.001 per share. The financing available under this arrangement will be reduced on a dollar for dollar basis by the amount of the proceeds of the ongoing private placements of the Company’s securities or any additional placements of equity financing. This arrangement Terminated on December 15, 2009 upon close of $3,000,000 financing event.

Under a marketing agreement with a company owned by the wife of Beacon’s president, we provide procurement and installation services as a subcontractor. We earned revenue of approximately $230,000 and $1.7 million for procurement and installation services provided under this marketing agreement, of which $195,000 and $465,000 is recorded as accounts receivable in the accompanying balance sheet for the years ended September 30, 2008 and 2009.

On August 7, 2009, we entered into a non-interest bearing demand note with one of our directors in the amount of $500,000. See Note 10 for further information.

Item 14.	Principal Accountant Fees and Services

Marcum LLP audited our consolidated financial statements for the years ended September 30, 2008 and 2009.

Fees

The following table presents fees for professional services rendered by Marcum LLP for the audit of our annual financial statements for the years ended September 30, 2008 and 2009:

	For the Year	For the Year
	Ended	Ended
	September 30,	September 30,
	2008	2009

Audit fees	$146,700	$203,085
Audit related fees	—	—
Tax fees	—	—
Other fees	—	—

	$146,700	$203,085

In accordance with its written charter, the Audit Committee reviews and discusses with Marcum LLP, on a periodic basis, any disclosed relationships or services that may impact the objectivity and independence of the independent registered accounting firm and pre-approves all audit and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm.

Item 15.	Exhibits, Financial Statement Schedules

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K dated January 13, 2009).
3.2	Certificate of Designation of the Series B Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q dated August 19, 2008).

3.3		Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Form 10-KSB dated October 16, 2003).
4.1		Form of warrant to purchase common stock granted in connection with August 19, 2008 financing arrangement between the Company and one of its directors (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K dated January 13, 2009).
4.2		Registration Rights Agreement dated November 12, 2008 by and between the Company and the placement agent for the November 2008 offering of Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K dated January 13, 2009).
4.3		Form of warrant to purchase common stock granted in connection with November 2008 offering of Common Stock (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K dated January 13, 2009).
4.4		Form of convertible promissory notes and warrants granted in connection with the 2007 convertible debt financing (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 28, 2007).
4.5		Form of warrant to purchase common stock granted in connection with the offering of Series A and Series A-1 Preferred Stock, as amended and recirculated July 30, 2008 (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K dated January 13, 2009).
4.6		Form of warrant to purchase common stock granted to the placement agent retained in connection with the offering of Series A and Series A-1 Preferred Stock (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 28, 2007).
4.7		Form of warrant to purchase common stock granted to affiliates of placement agent retained in connection with the offering of Series A and Series A-1 Preferred Stock (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 28, 2007).
4.8		Form of warrant to purchase common stock granted in connection with the offering of Series B Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q dated August 19, 2008).
4.9		Form of warrant to purchase common stock granted in connection with the July 2008 offering of Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q dated August 19, 2008).
4.10		Form of warrant to purchase common stock issued to J. Sherman Henderson and Robert A. Clarkson on July 10, 2008 (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q dated August 19, 2008).
4.11		Form of the Convertible Promissory Notes, dated January 22, 2009, made and issued by the Company to various investors, in the aggregate principal amount of $500,000 (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q dated February 23, 2009).
4.12		Form of the Warrants, dated January 22, 2009, made and issued by the Company to various investors (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q dated February 23, 2009).
4.13		Form of warrant to purchase common stock granted to the investors in connection with the June 2009 offering of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q dated August 12, 2009).
4	.14*	Form of warrant to purchase common stock granted to the investors in connection with the September 2009 Private Placement.
10.1		Placement Agency Agreement dated July 25, 2008 by and between the Company and the Placement Agent (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K dated January 13, 2009).
10.2		Letter Agreement dated July 25, 2008 by and between the Company and the Placement Agent (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K dated January 13, 2009).
10.3		Letter agreement dated August 19, 2008 by and between the Company and one of its directors (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K dated January 13, 2009).

10.4	Loan Agreement dated September 4, 2008 by and between the Company and First Savings Bank (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K dated January 13, 2009).
10.5	Letter Agreement dated January 9, 2009, by and between the Company and John Rhodes, relating to an equity financing agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated February 23, 2009).
10.6	Form of the Note Purchase Agreement, dated January 22, 2009, by and between the Company and various investors (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated February 23, 2009).
10.7	Work Order dated December 19, 2008, by and between the Company and Johnson & Johnson Services, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q dated February 23, 2009).
10.8	Promissory Note, dated January 7, 2009, made and issued by the Company to John Rhodes (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q dated February 23, 2009).
10.9	Beacon Solutions 2008 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated May 13, 2009.)
10.10	Letter Agreement dated August 10, 2009 by and between the Company and John Rhodes (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q dated August 12, 2009).
10.11	Promissory Note dated August 10, 2009 made and issued by the Company to John Rhodes Family Limited Partnership (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q dated August 12, 2009).
10.12	Selling Agency Agreement dated June 12, 2009 by and between the Company and the selling agent named therein (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated August 12, 2009)
10.13	Secured Promissory Note, dated December 20, 2007, issued by Beacon to ADSnetcurve (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated December 28, 2007).
10.14	Asset Purchase Agreement, dated October 15, 2007, by and between Beacon and CETCON, Incorporated (“CETCON”)(incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated December 28, 2007).
10.15	Secured Promissory Note, dated December 20, 2007, issued by Beacon to CETCON (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated December 28, 2007).
10.16	Asset Purchase Agreement, dated October 15, 2007, by and between Beacon and Strategic Communications, LLC (incorporated by reference Exhibit 10.9 to the Company’s Current Report on Form 8-K dated December 28, 2007).
10.17	Promissory Note, dated December 20, 2007, issued by Beacon to Strategic (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K dated December 28, 2007).
10.18	Asset Purchase Agreement, dated October 15, 2007, by and between Beacon and RFK Communications, LLC (“RFK”) (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K dated December 28, 2007).
10.19	Secured Promissory Note, dated December 20, 2007, issued by Beacon to RFK (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K dated December 28, 2007).
10.20	Agreement and Plan of Merger, dated October 15, 2007, by and among Beacon, BH Acquisition Sub, Inc., Bell Haun Systems, Inc. (“BHS”) and BHS shareholders (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K dated December 28, 2007).
10.21	Promissory Note, dated December 20, 2007, issued by Beacon to the BHS shareholders (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K dated December 28, 2007).

10.22		Promissory Notes, dated December 20, 2007, issued by Beacon to Thomas O. Bell and Michael T. Haun (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K dated December 28, 2007).
10.23		Registration Rights Agreement, dated December 20, 2007, between Beacon, the placement agent for the Preferred Stock offerings and certain investors (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K dated December 28, 2007).
10	.24**	Employment Agreement , dated December 2007, between the Company and Bruce Widener (incorporated by reference to Exhibit 99.8 to the Company’s Quarterly Report on Form 10-Q dated February 19, 2008).
10	.25**	Employment Agreement, dated December 2007, between the Company and Richard C. Mills (incorporated by reference to Exhibit 99.6 to the Company’s Quarterly Report on Form 10-Q dated February 19, 2008).
10	.26**	Employment Agreement, dated December 2007, between the Company and Robert R. Mohr (incorporated by reference to Exhibit 99.5 to the Company’s Quarterly Report on Form 10-Q dated February 19, 2008).
10	.27**	Employment Agreement dated May 12, 2009 by and between the Company and Bruce Widener (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated August 12, 2009).
10	.28**	Employment Agreement dated May 22, 2009 by and between the Company and Richard C. Mills (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q dated August 12, 2009).
10	.29**	Employment Agreement dated May 22, 2009 by and between the Company and Robert Mohr (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q dated August 12, 2009).
10.30		Documents related to the Integra Bank Credit Facility (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB dated May 15, 2008).
10.31		Registration Rights Agreement dated July 25, 2008 by and between the Company and the placement agent retained in the July 2008 offering of Common Stock (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated August 19, 2008).
10	.33*	Placement Agency Agreement dated September 28, 2009 by and between the Company and the Placement Agent.
14.1		Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K dated January 13, 2009).
21.1		Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K dated January 13, 2009).
31	.1*	Certification of Principal Executive Officer, pursuant to Rules 13a-14(a) of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Principal Executive Officer, pursuant to Rules 13a-14(a) of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32	.2*	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Denotes filed herein.

**	Denotes compensatory plan or management contract.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 29, 2009.

BEACON ENTERPRISE SOLUTIONS GROUP, INC.

By:	/s/ Bruce Widener
Bruce Widener
Chief Executive Officer and Chairman of the
Board of Directors

Date: December 29, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Bruce Widener Bruce Widener	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	December 29, 2009

/s/ J. Sherman Henderson III J. Sherman Henderson III	Director	December 29, 2009

/s/ Dr. John D. Rhodes III Dr. John D. Rhodes III	Director	December 29, 2009

/s/ Robert Mohr Robert Mohr	Chief Accounting Officer (Principal Financial Officer)	December 29, 2009