Form 10-Q
period 2009-12-31
BEACON ENTERPRISE SOLUTIONS GROUP INC
filed 2010-02-16
CIK 1122063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to __________________
Commission File No. 000-31355
BEACON ENTERPRISE SOLUTIONS GROUP, INC.
(Name of registrant in its charter)

Nevada	81-0438093

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1311 Herr Lane, Suite 205, Louisville, KY 40223
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
Yes ☐ No ☑
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
As of February 16, 2009, Beacon Enterprise Solutions Group, Inc. had a total of 30,317,955 shares of common stock issued and outstanding.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Beacon Enterprise Solutions Group, Inc. and Subsidiaries
Condensed Consolidated Balances Sheet

	December 31,	September 30
	2009	2009
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$2,647,484	$264,338
Accounts receivable, net	2,847,849	3,980,715
Costs and estimated earning in excess of billings on uncompleted contracts	2,122,852	—
Inventory, net	508,356	604,622
Prepaid expenses and other current assets	624,938	397,319

Total current assets	8,751,479	5,246,994

Property and equipment, net	694,696	394,571
Goodwill	3,151,948	3,151,948
Other intangible assets, net	3,764,366	3,903,124
Other assets	126,110	117,111

Total assets	$16,488,599	$12,813,748

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short term credit obligations	$—	$550,000
Convertible notes payable	74,499	297,999
Bridge notes (net of $9,193 and $33,123 discounts)	190,810	166,879
Current portion of long-term debt	418,445	475,348
Accounts payable	1,374,796	2,176,845
Income tax payable	133,083	97,581
Contingent consideration payable	145,189	145,189
Accrued expenses	6,188,271	2,644,280
Customer Deposits	238,573	160,368

Total current liabilities	8,763,666	6,714,489

Long-term debt, less current portion	689,824	802,335
Deferred tax liability	103,484	103,484
Derivative liability	5,745,486

Total liabilities	15,302,460	7,620,308

Stockholders’ equity
Preferred Stock: $0.01 par value, 5,000,000 shares authorized, 3,436 shares outstanding in the following classes:

Series A convertible preferred stock, $1,000 stated value, 4,121 shares authorized, 1,984 shares issued and outstanding, at December 31, and September 30, 2009, respectively, (liquidation preference $2,509,966)	1,984,074	1,984,074
Series A-1 convertible preferred stock, $1,000 stated value, 885 shares authorized, 752 shares issued and outstanding, at December 31, and September 30, 2009, respectively, (liquidation preference $964,188)	752,347	752,347
Series B convertible preferred stock, $1,000 stated value, 4,000 shares authorized, 700 shares issued and outstanding at December 31 and September 30, 2009, respectively (liquation preference $927,943)	700,000	700,000
Common stock, $0.001 par value 70,000,000 shares authorized, 28,483,490 and 24,655,990 shares issued and outstanding at December 31, and September 30, 2009, respectively	28,483	24,656
Additional paid in capital	19,712,346	17,977,046
Accumulated deficit	(21,985,803)	(16,254,545)
Accumulated other comprehensive (loss) income	(5,308)	9,862

Total stockholders’ equity	1,186,139	5,193,440

Total liabilities and stockholders’ equity	$16,488,599	$12,813,748

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beacon Enterprise Solutions Group, Inc. and Subsidiaries
Detailed Consolidated Statements of Operations
(Unaudited)

	For the three	For the three
	months ended	months ended
	December 31,	December 31,
	2009	2008
Net sales	$8,569,644	$1,801,208

Cost of goods sold	5,433,914	663,874
Cost of Services	1,371,378	652,746

Gross profit	1,764,352	484,588

Operating expense
Salaries and Benefits	1,311,032	904,296
Selling, general and administrative	1,238,485	675,430

Total operating expense	2,549,517	1,579,726

Loss from operations	(785,165)	(1,095,138)

Other (expenses) income
Interest expense	(185,549)	(213,337)
Change in fair value of warrants	(23,716)
Interest income	338	167

Total other (expenses)	(208,927)	(213,170)

Net (loss) before income taxes	(994,092)	(1,308,308)

Income taxes	36,611	—

Net (loss)	(1,030,703)	(1,308,308)

Series A, A-1 and B Preferred Stock:
Contractual dividends	(47,596)	(125,152)
Deemed dividends related to beneficial conversion feature	(25,429)	(80,347)

Net (loss) available to common stockholders	$(1,103,728)	$(1,513,807)

Net loss per share to common stockholders — basic and diluted	$(0.04)	$(0.12)

Weighted average shares outstanding basic and diluted	26,156,058	12,556,459

Other Comprehensive income, net of tax
Net Loss	$(1,103,728)	$(1,513,807)
Foreign currency translations adjustment	(15,170)	—

Comprehensive loss	$(1,118,898)	$(1,513,807)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beacon Enterprise Solutions Group, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity

	Series A Convertible		Series A-1 Convertible		Series B Convertible						Accumulated
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional		Other
		$1,000 Stated		$1,000 Stated		$1,000 Stated		$0.001 Par	Paid-In	Accumulated	Comprehensive
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Income	Total

Balance at September 30, 2009	1,984	$1,984,074	752	$752,347	700	$700,000	24,655,990	$24,657	$17,977,046	$(16,254,545)	$9,862	$5,193,440

Cumulative effect of change in accounting principle — fair value of warrants with anti dilutive rights (unaudited)										(4,627,530)		(4,627,530)
Vested portion of share based payments to employee for services									245,057			245,057
Common Stock issued in private placement							3,727,500	3,726	$1,884,034			1,887,760
Private placement offering costs									(557,094)			(557,094)
Warrants issued for extension of non-interest bearing note									64,311			64,311
Warrants issued under consulting agreements									25,413			25,413
Common Stock issued												—
for investor relations agreement							50,000	50	44,450			44,500
Market value of common stock issued for services under investor relations agreement.							50,000	50	(50)			—
Amortization of share-based payment awards issued to non-employees for serrvices									3,750			3,750
Series A Preferred Stock contractual												—
dividends										(18,287)		(18,287)
Series A-1 Preferred Stock contractual												—
dividends										(18,809)		(18,809)
Series B Preferred Stock contractual
dividends										(10,500)		(10,500)
Beneficial conversion feature — deemed preferred stock dividend									25,429	(25,429)		—
Net loss										(1,030,703)		(1,030,703)
Net change in accumulated other comprehensive income											(15,170)	(15,170)

Balance at December 31, 2009 (unaudited)	1,984	$1,984,074	752	$752,347	700	$700,000	$28,483,490	$28,483	$19,712,346	$(21,985,803)	$(5,308)	$1,186,139

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beacon Enterprise Solutions Group, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
(unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	December 31,	December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,030,703)	$(1,308,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in reserve for obsolete inventory	11,655	15,711
Change in reserve for doubtful accounts	37,940	37,551
Depreciation and Amortization	192,074	152,289
Non-cash interest	88,243	162,936
Share based payments	318,720	52,088
Change in fair value of warrants with anti-dilution rights	23,716
Changes in operating assets and liabilities:	—
Accounts receivable	1,096,617	80,579
Estimated costs and earning in excess of billings on uncompleted contracts	(2,122,852)	80,579
Inventory	84,611	7,005
Prepaid expenses and other current assets	(232,284)	16,074
Accounts payable	(809,171)	276,810
Income tax payable	36,611
Customer deposits	78,205	153,879
Other assets	(9,000)	9,589
Accrued expenses	3,483,499	(315,354)

NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES	1,247,882	(578,572)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(353,922)	(11,032)

NET CASH USED IN INVESTING ACTIVITIES	(353,922)	(11,032)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from private placement of common offering units, net of offering costs	2,424,906	726,817
Proceeds from lines of credit	—	120,000
Repayment of short term credit obligations	(550,000)
Repayment of convertble notes	(223,500)
Payments of notes payable	(169,417)	(151,933)
Payments of capital lease obligation		(3,858)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,481,989	691,026

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	7,196	—

NET INCREASE IN CASH ANDCASH EQUIVALENTS	2,383,146	101,422
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	264,338	127,373

CASH AND CASH EQUIVALENTS — ENDING OF PERIOD	$2,647,484	$228,795

Supplemental disclosures

Cash paid for:

Interest	$24,357	$35,889

Income taxes	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEACON ENTERPRISE SOLUTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
          The consolidated financial statements presented are those of Beacon Enterprise Solutions Group, Inc., a Nevada corporation and its subsidiaries, hereinafter referred to as the “Company,” “Beacon,” “we,” us,” or “ours.”
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
Symbiotec Solutions AG
          On July 29, 2009, BESG Ireland Ltd., a wholly owned subsidiary of Beacon, acquired 100% of the outstanding shares of Symbiotec Solution AG (Symbiotec) in exchange for 400,000 shares of Beacon common stock issued as of the date of the acquisition, plus contingent consideration consisting of an additional 400,000 shares of Beacon common stock and up to $145,189 of cash subject to the attainment of certain contractually defined earnings targets that the Company believes are highly probably of being achieved. Aggregate purchase consideration net of cash acquired amount to approximately $1,012,000. The excess of the purchase price over net assets acquired, which amounted to approximately $921,000 was allocated to goodwill, customer relationships and covenants not to complete in the approximate amounts of $360,000, $349,000 and $212,000, respectively.
          The unaudited financial information in the table below summarizes our combined results of operations on a pro-forma basis, as if we acquired Symbiotec on October 1, 2008.

For the
three months
December 31,
2008
(unaudited)
Net sales	$1,950,478
Income (Loss) from operations	(1,082,718)
Net loss available to common stockholders —	$(1,504,147)

Net loss per share — basic and diluted	$(0.12)
Pro-forma weighted average shares outstanding	12,956,459
          The unaudited pro-forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions of these businesses had taken place at the beginning of each of the periods presented

Basis of Presentation
          The accompanying unaudited condensed consolidated financial statements as of December 31, 2009 and 2008, and for the three months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited consolidated financial statements. The unaudited condensed consolidated balance sheet as of December 31, 2009, condensed consolidated statements of operations and cash flows for the three months ended December 31, 2009 and 2008, and the condensed consolidated statement of stockholders’ equity for the three months ended December 31, 2009 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which Beacon considers necessary for a fair presentation of the financial position, operating results and cash flows for the period presented. The results for the three months ended December 31, 2009 are not necessarily indicative of results to be expected for the year ending September 30, 2010 or for any future interim period. The accompanying condensed consolidated financial statements should be read in conjunction with Beacon’s consolidated financial statements and notes thereto included in Beacon’s Annual Report on Form 10-K, which was filed with the SEC on December 29, 2009.
Principles of Consolidation
          The consolidated financial statements include the accounts of Beacon Enterprise Solutions Group, Inc., a Nevada corporation and its wholly-owned subsidiaries including Beacon Solutions AG acquired on July 29, 2009 and BESG Ireland Ltd, which began operations November 1, 2009. All significant inter-company accounts and transactions have been eliminated in consolidation.
Revenue and Cost Recognition
          Beacon applies the revenue recognition principles set forth under the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 104 with respect to all of our revenue. Accordingly, we recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the vendor’s fee is fixed or determinable, and (iv) collectability is reasonably assured.
          In addition, our business and the nature of products and services we provide have become more diversified over time, including those that we offer as a result of having acquired Symbiotec (Note 1). Accordingly, it is our policy to determine the method of accounting for each of our contracts at the inception of the arrangement and account for similar types of contracts using consistent methodologies of accounting within the GAAP hierarchy. A discussion of our specific revenue recognition policies by category is as follows:
     Construction Type Contracts
          On November 6, 2009 we entered into a fixed price $25 million construction type contract, pursuant to which we have been engaged to act as the general contractor in the construction of a data center that we expect to complete in two phases through October 2010. The contract provides for a contingent penalty of 0.3% if the contract is not completed by an agreed upon date, not to exceed 10% of the total contract price. We evaluated this contract at the inception of the arrangement to determine the proper method of accounting based on the highest level of literature within the GAAP hierarchy. We determined that the nature of our work under this contact falls within the scope of a “construction type” contract for which revenue would most appropriately be recognized using the percentage of completion method of accounting.

          During the three months ended December 31, 2009 we recognized approximately $5.5 million of revenues under the aforementioned contract including costs and estimated earnings in excess of billings of approximately $2.1 million. We measured our progress on this contract through December 31, 2009 under the percentage-of-completion method of accounting in which the estimated sales value is determined on the basis of physical completion to date (the total contract amount multiplied by percent of performance to date less sales value recognized in previous periods). We adopted this method of measurement because management considers this method the most objective measurement of progress in this circumstance. Total costs incurred under this contract amounted to approximately $5 million as of December 31, 2009 as compared to total estimated costs to complete the project of approximately $17.0 million.
          When applicable we also record (i) liabilities at those times in which our billings exceed costs incurred plus estimated earnings on contracts in progress and (ii) losses on contracts in progress during the period in which is determined that a loss would be incurred on a construction type contract.
          Two vendors providing materials to us under this contract requested that we direct our customer to remit payments for these materials, which amount to approximately $2.0 million, directly to them. Notwithstanding this arrangement, we are still the primary obligor to our customer and have general inventory for such purchases, which are being made under our purchase orders. Accordingly, we are recording all revenues under this contract gross as a principal.
     Time and Materials Contracts
          Our time and materials type contracts principally include business telephone and data system installation contracts completed in time frames of several weeks to 60 or 90 days. Under these types of contracts, we generally design the system using in-house engineering labor, provide non-proprietary materials supplied by an original equipment manufacturer (“OEM”) and install the equipment using in-house or subcontracted labor. We occasionally sell extended warranties on certain OEM supplied equipment; however the OEM is the primary obligor under such warranty coverage and the amount of revenue we receive from such warranties is insignificant to the arrangements. Our contracts clearly specify deliverables, selling prices and scheduled dates of completion. We also generally require our customers to provide us with a 50% deposit that we initially record as a liability and apply to subsequent billings. Title and risk of loss on materials that we supply to our customers under these arrangements is transferred to the customer at the time of delivery. Our contracts are cancelable upon 60 days notice by either party; however, completion of the work we perform under these contracts, which occurs in a predictable sequence, is within our control at all times. Amounts we bill for delivered elements are not subject to concession or contingency based upon the completion of undelivered elements specified in our contracts.
          We account for voice and data installation contracts as multiple—deliverable revenue arrangements. Prior to October 1, 2009 we accounted for multiple-deliverable revenue arrangements using the relative fair value method of accounting, which requires companies to have vendor specific objective evidence (“VSOE”) of fair value in order for deliverables to be considered a unit of accounting and to use the residual method of allocating arrangement consideration to undelivered elements. We recognize revenue for delivered elements under these arrangements based on the amount of arrangement considered allocated to the delivered element once all of the criteria for revenue recognition have been met
          In October 2009, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2009-13 Revenue Recognition (ASC Topic 605) Multiple-Deliverable Revenue Arrangements — a consensus of the FASB EITF 00-21-1 (“ASU 2009-13”). ASU 2009-13, requires the use of the relative selling price method of allocating arrangement consideration to units of accounting in a multiple-deliverable revenue arrangement and eliminates the residual method. This new accounting principle establishes a hierarchy to determine the selling price to be used for allocating arrangement consideration to deliverables as follows: (i) vendor-specific objective evidence of selling price (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“ESP”). ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010; however, companies may elect to apply this guidance retrospectively or early adopt this guidance subject to the transition and disclosure guidelines specified in ASC 605-25-65-1.

          Effective October 1, 2009, we elected early adopt ASU No. 2009-13 for all multiple-element revenue arrangements entered into on or after October 1, 2009. Using this method, we designate deliverables within the arrangement as units of accounting when they are (a) deemed to have stand alone and (b) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered items is considered probable and substantially in our control. ASU No. 2009-13 no longer requires companies to have VSOE of fair value in order for a deliverable to be considered a unit of accounting. The adoption of ASU No. 2009-13 has not had a material effect on the manner in which we designate units of accounting or allocated arrangement consideration to such units because the selling prices of our deliverables, which is the principal factor that differentiates the two accounting standards, generally approximates fair value.
          We recognized approximately $1.7 million and $1.1 million from multiple element arrangements for the three months ended December 31, 2009 and 2008 respectively including $175,000 for contracts we entered into prior to October 1, 2009 that we completed during the three month period ended December 31, 2009.
     Professional Services Revenue
          We generally bill our customers for professional telecommunications and data consulting services based on hours of time spent on any given assignment at our hourly billing rates. As it relates to delivery of these services, we recognize revenue under these arrangements as the work is performed and the customer has indicated their acceptance of services by approving a completion order. We generated approximately $1,300,000 and $667,000 of professional services revenue during the three months ended December 31, 2009 and 2008 respectively.
          The Company accounts for sales taxes collected on behalf of government authorities using the net method. Pursuant to this method, sales taxes are included in the amounts receivable and a payable is recorded for the amounts due to the government agencies.
     Warranties
          Beacon warranties all phone system installations for 1 year. We have a low rate of claims with respect to warranties. Accordingly we have accrued $50,000 and $65,000 as of the three months ended December 31, 2009 and 2008.
Use of Estimates
          The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions include valuing equity securities and derivative financial instruments issued as purchase consideration in business combinations and/or in financing transactions and in share based payment arrangements, accounts receivable reserves, inventory reserves, deferred taxes and related valuation allowances, allocating the purchase price to the fair values of assets acquired and liabilities assumed in business combinations (including separately identifiable intangible assets and goodwill) and estimating the fair values of long lived assets to assess whether impairment charges may be necessary. Certain of our estimates, including accounts receivable and inventory reserves and the carrying amounts of intangible assets could be affected by external conditions such as the current national and global economic downturn. It is at least reasonably possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. We intend to re-evaluate all of our accounting estimates at least quarterly based on these conditions and record adjustments, when necessary; however, we are currently unable to determine whether adjustments due to changes in our estimates would be material.

Fair Value of Financial Assets and Liabilities
          The carrying amounts of cash and cash equivalents, accounts payable and accrued liabilities are approximate fair value due to the short-term nature of these instruments. The carrying amounts of our short term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features such as concurrent issuance of warrants and/or embedded conversion options are comparable to rates of returns for instruments of similar credit risk.
          The Company measures the fair value of financial assets and liabilities based on the guidance of ASC 820 “Fair Value Measurements and Disclosures” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.
          ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:
          Level 1 — quoted prices in active markets for identical assets or liabilities
          Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable
          Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)
          Financial liabilities measured at fair value on a recurring basis are summarized below:

		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Fair value of warrant obligations	5,745,486	—	5,745,486	—
          The fair value of the warrant liability was calculated using the Black Scholes Option Pricing Models with weighted average assumption more fully described in Note 7.
Foreign Currency Reporting
          The consolidated financial statements are presented in United States Dollars in accordance with ASC 830, “Foreign Currency Matters”. Accordingly, the Company’s subsidiaries, BESG Ireland Ltd and Beacon AG use the local currency (Euros and Swiss Francs, respectively) as its functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date, and revenue and expense accounts are translated at average exchange rates during the period. Resulting translation adjustments of $(5,308) and $9,862 were recorded in accumulated other comprehensive income in the accompanying consolidated balance sheets at December 31, and September 30, 2009.
Net Loss Per Share
          Basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average shares of common stock outstanding for the period and excludes any potentially dilutive securities. Diluted earnings per share reflect the potential dilution that would occur upon the exercise or conversion of all dilutive securities into common stock. The computation of loss per share for the three years ended December 31, 2009 and 2008 excludes potentially dilutive securities because their inclusion would be anti-dilutive.

          Shares of common stock issuable upon conversion or exercise of potentially dilutive securities at December 31, 2009 are as follows:

			Total
	Stock	Common	Common
	Options and	Stock	Stock
	Warrants	Equivalents	Equivalents
Series A Convertible Preferred Stock	2,666,666	2,645,431	5,312,097
Series A-1 Convertible Preferred Stock	533,333	1,003,134	1,536,467
Series B Convertible Preferred Stock	350,000	875,000	1,225,000
Common Stock Offering Warrants	6,100,964		6,100,964
Placement Agent	2,967,664		2,967,664
Affiliate Warrants	55,583		55,583
Bridge Financings	1,348,500	333,333	1,681,833
Convertible Notes Payable	50,000	99,332	149,332
Compensatory	300,000		300,000
Equity Financing Arrangements	766,663		766,663
Consulting Warrants	2,500,000		2,500,000
Employee Stock Options	3,200,900		3,200,900
Non-employee Stock Options	100,000		100,000

	20,940,273	4,956,230	25,896,503

Subsequent Events
          Management has evaluated all subsequent events or transactions occurring through February 16, 2010, the date the financial statements were issued.
Recent Accounting Pronouncements
          In December 2007, the FASB issued new accounting guidance, under ASC Topic 805 on business combinations, which established principles and requirements as to how acquirers recognize and measure in these financial statements the identifiable assets acquired, the liabilities assumed, non-controlling interests and goodwill acquired in the business combination or a gain from a bargain purchase. This guidance is effective for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This guidance will have an impact on the Company’s accounting for any future business acquisitions.
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

          In December 2008, the FASB issued ASC 815-40 “Contracts in Entity’s own Equity”. This issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of Statement 133. This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Under this guidance, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The effects of having adopted this pronouncement effective October 1, 2009 are discussed in Note 7.
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
          In November 2008, the FASB issued new accounting guidance, under ASC Topic 323 on investments— equity method and joint ventures, relating to the accounting for equity method investments. This guidance addresses how the initial carrying value of an equity method investment should be determined, how it should be tested for impairment, and how changes in classification from equity method to cost method should be treated. This guidance is effective on a prospective basis in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company expects this guidance to have an impact on its accounting for any future investments in joint ventures or other investments using the equity method of accounting..
          In July 2009, the FASB issued ASC 105, “Generally Accepted Accounting Principles” (“ASC 105”). ASC 105 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with Generally Accepted Accounting Principles (“GAAP”) in the United States (the GAAP hierarchy). ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of the standard did not have an impact on the Company’s condensed consolidated financial statements.
          In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value. This Accounting Standards Update amends Subtopic 820-10, Fair Value Measurements and Disclosures Overall, to provide guidance on the fair value measurement of liabilities. The adoption of ASU 2009-05 is not expected to have a material impact on our condensed consolidated financial statements.
          Other accounting standards that have been issued or proposed by the FASB and SEC and/or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.
NOTE 2 — LIQUIDITY, FINANCIAL CONDITION AND MANAGEMENT’S PLANS
          We incurred a net loss of approximately $1 million and generated cash from operations of approximately $1.3 million for the three months ended December 31, 2009. Our accumulated deficit amounted to approximately $23.0 million which includes a reclassification of approximately $4.6 million the fair value of common stock purchase warrants that we were required to record as liabilities upon the adoption of certain changes in derivative accounting rules. We had cash of $2.6 million and a working capital deficit of approximately $11,000 at December 31, 2009.

          The results for the three months ended December 31, 2009 contain a full quarter of results from our European operations which generated sales of approximately $6.3 million with a gross margin of 15%. The European margin is less than our traditional North American segment and margin because it represents a new service offering, project management of the design and construction of a data center.
          Our operations in the US grew 26% for the three months ended December 31, 2009 versus 2008 with the growth lead by our Information Transport Systems Managed Services, which is included with the Time and Material Contracts in Note 1, accounting for revenue of approximately $.9 million. This also contributed to our North American gross margin growth to 37% from 27% for the three months ended December 31 2009 and 2008, respectively. The North American margin gain can be attributed to changing our product mix away from branch based phone and data systems sales and support, which are material and installation labor intensive, to higher margin telecommunications and technology systems infrastructure and managed services projects, which involve a higher level of professional time.
          Based on the recent progress we made in the execution of our business plan, we believe that our currently available cash, the proceeds of our equity financing activities, and funds we expect to generate from operations will enable us to sustain operating through at least January 1, 2011. However, we will require additional capital in order to execute our long term business plan. If we are unable to raise additional capital, or encounter unforeseen circumstances that place constraints on our capital resources, we will be required to take various measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing our business development activities, suspending the pursuit of our business plan, and controlling overhead expenses. We cannot provide any assurance that we will raise additional capital. We have not secured any commitments for new financing at this time, nor can we provide any assurance that new financing will be available to us on acceptable terms, if at all.
NOTE 3 — CONDENSED CONSOLIDATED BALANCE SHEET
Accounts Receivable
          Accounts receivable consists of the following:

	As of	As of
	December 31,	September 30,
	2009	2009
Accounts receivable	$3,043,560	$4,138,486
Less: Allowance for doubtful accounts	(195,711)	(157,771)

Accounts receivable, net	$2,847,849	$3,980,715

          Additions and charges to the allowance for doubtful accounts consist of the following:

	As of	As of
	December 31,	September 30,
	2009	2009
Opening balance	$(157,771)	$(50,000)
Add: Additions to reserve	$(37,940)	$(151,888)
Less: charges		44,117

Ending balance	$(195,711)	$(157,771)

          Our accounts receivable include concentration of receivables from Johnson & Johnson of $1.4 million and Strategic Communications, a related party of $0.4 million.

Inventory
          Inventory consists of the following:

	As of	As of
	December 31,	Setember 30,
	2009	2009
Inventory (principally parts and system components)	$680,510	$765,121
Less: reserve for obsolete inventory	(172,154)	(160,499)

Inventory, non-current	$508,356	$604,622

          Additions and charges to the reserve for obsolete inventory:

	As of	As of
	December 31,	Setember 30,
	2009	2009
Opening balance	$(160,499)	$(35,058)
Less: charges	11,655	19,218
Add: additions to reserve	(23,310)	(144,659)

Ending balance	$(172,154)	$(160,499)

Prepaid and other current assets
          Prepaid and other current assets consist of:

	As of	As of
	December 31,	September 30,
	2009	2009
Investor relations	245,000	320,000
Prepaid VAT	169,067	5,667
Prepaid rent	28,887
Trade credits	23,991	24,689
Other	157,993	46,963

Ending balance	$624,938	$397,319

     In January 2009, we entered into a 36 month investor and corporate finance advisory services agreement with an advisor to our firm. Compenation payable to the advisort under this agreement amounts to $25,000 per month. We made approximately $543,000 of advances to this advisor during the year ended September 30, 2009, which we are amortizing over the term of the agreement. We recorded $75,000 of expense under this agreement during each of the three month periods ended December 31, 2009 and 2008, respectively
     In September 2009, the advisor entered into a private transaction in which he purchased a $250,000 note payable from one of directors convertible into 416,667 shares of our common stock. The advisor exercised the entire conversion option under this note on September 15, 2009.

Other Intangible Assets
     Other Intangible Assets consists of the following:

	As of	As of
	December 31,	September 30,
	2009	2009
	Total	Total
	Consideration	Consideration
Customer relationships	4,153,174	4,223,174
Covenants not to compete	712,300	642,300

	4,865,474	4,865,474
Less: Accumulated amortization	(1,101,108)	(962,350)

Intangibles, net	3,764,366	3,903,124

          Amortization expense for the three months ended December 31, 2009 and 2008 was approximately $139,000 and $115,000, respectively.
Accrued Expenses
     Accrued expenses consist of:

	As of	As of
	December 31,	September 30,
	2009	2009
Goods received not invoiced	$4,814,733	$1,092,042
Compensation related	376,148	559,782
Severance and related	46,712	156,248
Interest	79,160	122,660
Sales taxes payable	263,140	66,798
Warranty reserve	50,072	65,072
Preferred stock dividends	85,257	37,962
Other	473,049	543,716

	$6,188,271	$2,644,280

Debt
          Below is a summary of the current and non-current debt outstanding:

	As of	As of
	December 31,	September 30,
	2009	2009
Lines of Credit and Short-Term Notes		$550,000

Convertible Notes Payable	$74,499	$297,999

Bridge Note	$190,810	$166,879

Integra Bank	410,975	439,367

Acquistion notes (payable to the sellers of the acquired businesses)
ADSnetcurve	59,867	80,922
Bell-Haun	—	43,985
CETCON	378,500	416,404
Strategic Secured Note	258,927	297,005

	1,108,269	1,277,683
Less: current portion	(418,445)	(475,348)

Non-current portion	$689,824	$802,335

Lines of Credit and Short-Term Notes
     During the three months ended December 31, 2009 we repaid the remaining principal balance of $50,000 due under a line of credit with a maturity date previously extended through December 30, 2009. We recorded $333 and $4,000 of interest expense under this note during the three months ending December 31, 2009 and 2008, respectively.
     On August 7, 2009, we entered into a non-interest bearing note with one of our directors in the amount of $500,000 with a due date of September 9, 2009. The note contained a provision requiring written demand for repayment on or after the maturity date, as of December 31, 2009 no written demand was received. During the three months ended December 31, 2009 we exercised a contractual right to convert the note into a demand obligation that would become payable within a 5 day period following written notice of such demand. We paid a fee equal to $87,500 in cash and issued an additional 112,500 common stock purchase warrants exercisable for $1.00 per share to the lender upon the occurrence of this event, for which we recognized non-cash interest of $64,311 for the fair value of the warrants. The note was paid in full on December 17, 2009.

		Expected		Fair Value			Risk-Free	Value	Charge to
Vesting	Quantity	Life	Strike	of Common	Volatility	Dividend	Interese	per	Interest
Date	Vested	(days)	Price	Stock	Rate	Yield	Rate	Warrant	Expense
10/1/2009	25,000	1,825	$1.00	$1.22	66.34%	0%	2.84%	$0.75	$18,845
10/6/2009	37,500	1,825	$1.00	$0.95	66.34%	0%	2.36%	$0.53	$19,796
11/5/2009	50,000	1,825	$1.00	$0.93	66.34%	0%	2.31%	$0.51	$25,670

	112,500								$64,311

Convertible Notes Payable
          On January 22, 2009, Beacon entered into convertible notes payable with a group of private investors (the “Notes”) facilitated by a broker/dealer. Proceeds of the Notes were $500,000 in the aggregate. The Notes had an original maturity date of July 21, 2009 with interest payable at a fixed annual rate of 12.5% due monthly. The maturity date of the Notes was extended to January 21, 2010 with interest payable at a fixed annual rate of 15% per annum on the unpaid balance due on the note, which amounted to 297,999 at September 30, 2009. During the three months ended December 31, 2009 we repaid $223,500 in principal and recognized $1,218 of interest expense. The remaining balance of the note was repaid in January 2010.
Bridge Notes
          On November 15, 2007, we issued $200,000 of convertible notes payable (the “Bridge Notes”) in a separate debt financing. Of this amount, $100,000 of the Bridge Notes was issued to one of the directors of Beacon. The holders of the Bridge Notes also agreed, on December 28, 2007, not to demand repayment of these notes before the completion of the Private Placement described in or December 31, 2008, whichever came first. On March 15, 2008, the note-holders agreed not to demand repayment of the notes before the completion of an offering in which the Company raises at least $3 million of additional equity financing or April 1, 2009, whichever comes first. On November 20, 2008, the note-holders agreed unconditionally not to demand repayment of the notes before June 30, 2010. Accordingly, the notes are included in current liabilities at December 31, 2009.
          We recorded contractual interest expense of approximately $1,600 and $6,900 while paying $3,100 and $5,000 for the three months ended December 31, 2009 and 2008, respectively. Further, we recorded aggregate accretion of the discount on these notes of approximately $24,000 and $7,900 for the three months ended December 31, 2009 and 2008, respectively which is classified as a component of interest expense in the accompanying Statement of Operations. The unamortized discount relating to the discount amounts to $9,193 and $33,123 as of December 31, 2009 and 2008 respectively.
Term Debt
          During the three months ended December 31, 2009, Beacon paid approximately $170,000 of principal due on our term debt. We recorded interest expense of approximately $21,000 and $37,500 for the three months ended December 31, 2009 and 2008, respectively.
NOTE 5 — RELATED PARTY TRANSACTIONS
          The Company has obtained insurance through an agency owned by one of its founding stockholders/directors. Insurance expense paid through the agency for the three months ended December 31, 2009 and 2008 was approximately $45,000 and $49,000, respectively, and is included in selling, general and administrative expense in the accompanying condensed consolidated statement of operations.
          Under a marketing agreement with a company owned by the wife of Beacon’s president, we provide procurement and installation services as a subcontractor. We earned revenue of approximately $4,300 and $364,000 for procurement and installation services provided under this marketing agreement for the three months ended December 31, 2009 and 2008, respectively and had accounts receivable of approximately $383,000 and $137,000.
NOTE 6 — COMMITMENTS AND CONTINGENCIES
Employment Agreements
     The Company has entered into at will employment agreements with four of its key executives with no specific expiration dates that provide for aggregate annual compensation of $696,000 and up to $1,170,000 of severance payments for termination without cause.

Operating Leases
          The Company has entered into operating leases for office facilities in Louisville, KY, Columbus, OH, Cincinnati, OH and Altendorf, Switzerland. A summary of the minimum lease payments due on these operating leases exclusive of the Company’s share of operating expenses and other costs:

2010	136,182
2011	98,684
2012	15,957
2013	15,957
2014	15,957

$282,737

Engagement of Investor Relations Firm
          On January 20, 2009, we engaged an investor relations firm to aid us in developing a marketing plan directed at informing the investing public as to our business and increasing our visibility to FINRA registered broker/dealers, the investing public and other institutional and fund managers. On June 5, 2009 our Board of Directors authorized us to issue 150,000 shares of common stock to the same investor relations firm subject to the attainment of certain performance conditions. The performance based share arrangement supersedes the previous agreement entered into on January 20, 2009. For the three months ended December 31, 2009 50,000 shares with an aggregate fair value of $44,550 were deemed to have been earned as of the date of issuance. The common stock issued under this agreement was recorded as professional fees expense using the measurement principles enumerated under ASC 505 “Equity-Based Payment to Non-Employee”. The contract has a 12 month term and can be terminated upon 30 days notice.
          On December 17, 2009, we engaged another investor relations firm for a twenty four month period providing for compensation payable in common shares. During the three months ended December 31, 2009 we issued 50,000 shares of fully vested non forfeitable common stock under this agreement with an aggregate fair value of $45,000 for which we recorded a charge of $3,750.
Consulting Agreement
          On December 1, 2009 we entered into two 36 month consulting agreements issuing an aggregate of 2,500,000 consulting warrants. The warrants, issued on December 1, 2009 were fully vested upon issuance and have a fair value of $914,875, as determined using the Black Scholes model with following assumptions indicated in the table below, as of December 31, 2009 of which we will recognize investor relations expense ratably over 36 month term. For the three months ended December 31, 2009 we recorded a $25,413 investor relation expense.

		Expected		Fair Value			Risk-Free	Value	Charge to
Issuance	Quantity	Life	Strike	of Common	Volatility	Dividend	Interese	per	Interest
Date	Vested	(days)	Price	Stock	Rate	Yield	Rate	Warrant	Expense

12/1/2009	1,500,000	1,825	$1.00	$0.81	66.34%	0%	2.03%	$0.42	$627,600
12/1/2009	250,000	1,825	$1.50	$0.81	66.34%	0%	2.03%	$0.34	$85,525
12/1/2009	250,000	1,825	$2.00	$0.81	66.34%	0%	2.03%	$0.29	$72,275
12/1/2009	250,000	1,825	$2.25	$0.81	66.34%	0%	2.03%	$0.27	$67,025
12/1/2009	250,000	1,825	$2.50	$0.81	66.34%	0%	2.03%	$0.25	$62,450

	2,500,000								914,875

NOTE 7— STOCKHOLDERS EQUITY
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
Preferred Stock
          Each share of Series A, Series A-1 and Series B preferred has voting rights equal to an equivalent number of common shares into which it is convertible. The holders of the Series A and Series A-1 are entitled to receive contractual cumulative dividends in preference to any dividend on the common stock at the rate of 10% per annum on the initial investment amount commencing on the date of issue. The holders of the Series B are entitled to receive contractual cumulative dividends in preference to any dividend on the common stock (but subject to the rights of the Series A and Series A-1) at the rate of 6% per annum on the initial investment amount commencing on the date of issue. Such dividends are payable on January 1, April 1, July 1 and October 1 of each year. Dividends payable on October 1, 2009 and 2008 are $18,287 and $100,000 for Series A, $18,809 and $20,000 for Series A-1 and $10,500 and $5,152 for Series B, respectively and are presented as an increase in net loss available to the common stockholders of $47,596 in the Statement of Operations.
          The Series A, A-1 and B Preferred Stock also contains a right of redemption in the event of liquidation or a change in control. The redemption feature provides for payment of 125% of the face value and 125% of any accrued unpaid dividends in the event of bankruptcy, change of control, or any actions to take the Company private. The amount of the redemption preference is $2,509,966, $964,188 and $927,943 for the Series A, A-1, and B preferred, respectively, as of December 31, 2009.
          The Company applies the classification and measurement principles enumerated in ASC 815 with respect to accounting for its issuances of the Series A, A-1, and B preferred stock. The Company is required, under Nevada law, to obtain the approval of its board of directors in order to effectuate a merger, consolidation or similar event resulting in a more than 50% change in control or a sale of all or substantially all of its assets.
          We evaluate the Series A-1 convertible preferred stock at each reporting date for appropriate balance sheet classification.
Preferred Stock Dividend
          We follow the guidelines of ASC 505 Dividends and Stock Splits when accounting for pay-in-kind dividends that are settled in convertible securities with beneficial conversion features. Therefore, we recorded $25,429 and $80,347 as deemed dividends for the three months ended December 31, 2009 and 2008, respectively, related to the conversion feature based on the difference between the effective conversion price of the conversion option and the fair value of the common stock on the election dates.
Completion of Common Stock and Warrant Offering
          On September 18, 2009 Beacon commenced a Private Placement of up to $3,000,000 of common units at a price of $.80 per unit. Each Unit consists of (i) one share of Common Stock, and (ii) a five year warrant to purchase one-half share of Common Stock (each, a “Common Offering Warrant”) at a purchase price of $1.00 per share (collectively the “Common Offering”). In the event that the Common Offering is oversubscribed, we may sell and issue up to an additional 1,250,000 Common Units.
          The September Common Offering expired on December 15, 2009. During the three months ended December 31, 2009, we sold 3,727,500 Common Units to accredited investors for net proceeds of $2,424,906 (gross proceeds of $2,982,000 less offering costs of $557,094). We issued to certain agents who represented us in sales of the units, warrants to purchase 448,500 shares of our common stock.

          The Common Offering Warrants issued to agents and investors in this transaction each have a five year exercise period and an exercise price of $1.00 per share of Common Stock, payable in cash on the exercise date or cashless conversion if a registration statement or current prospectus covering the resale of the shares underlying the Common Offering Warrants is not effective or available at any time more than six months after the date of issuance of the Common Offering Warrants. The warrants feature standard anti dilution provisions for stock splits, stock dividends and similar types of recapitalization events. These warrants also feature weighted average price protection for subsequent issuances of equity securities at prices more favorable than the exercise price stipulated in these warrants. In addition, the Company has agreed to use its best efforts to file a registration statement for the resale of any all shares issued and shares underlying common stock purchase warrants issued in these private placements. These registration rights do not provide for the Company to incur any penalties for its failure to file, cause or maintain the effectiveness of such registration statements; however, the Company is subject to a penalty in the amount of 2% of the gross proceeds per month in the event it fails to maintain compliance with the Exchange Act reporting requirements. The Company believes it is probable that it will not incur any such penalties.
Derivative Financial Instruments
          As described in Note1, we were required to adopt certain changes in the derivative accounting rules that required to (i) reclassify certain common stock purchase warrants we issued in financing transaction completed prior to October 1, 1009 from stockholders equity to liabilities at fair value as of October 1, 2009, (ii) record all new issuances of derivatives that do not have fixed settlement provisions as liabilities and (iii) mark to market all such derivatives to fair value as of December 31, 2009.
          Effective October 1, 2009 the Company reclassified the fair value of all common stock purchase warrants issued prior to October 1, 2009 from equity to liabilities at their aggregate fair value of $4,627,530. We recorded a corresponding charge to the accumulated deficit to recognize the cumulative effects of having adopted this accounting policy. We calculated the fair value of the derivative liability using the Black-Scholes option pricing model with the following weighted average assumptions:

	December 31,	October 1,
	2009	2009
Expected Life	4.90 years	3.72
Risk-free interest rate	2.69%	2.20%
Dividend Yield	0%	0%
Volatility	66.34%	66.34%
No. of warrants	12,291,827	9,979,577
Fair value of warrants	$5,745,486	$4,627,530
          We also performed a classification assessment of the common purchase warrants issued to investors and agents in the common units offering described above on their respective dates of issuance. We determined that the common stock purchase warrants do not contain fixed settlement provisions because the strike price is subject to adjustment in the event we subsequently issue equity securities or equity linked securities with exercise prices lower than the exercise price in these warrants. Accordingly, we allocated $1,094,240 of the offering proceeds to the fair value of the warrants on their respective dates of issuance and classified them as liabilities in the accompanying condensed consolidated balance sheet at December 31, 2009. We calculated the fair value of the derivative liability using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected Life	5 years
Risk-free interest rate	2.69%
Dividend Yield	0%
Volatility	66.34%
Weighted Average Unit Fair Value	$0.47

          The fair value of all such common stock purchase warrants increased to $5,745,486 as of December 31, 2009. Accordingly, the Company increased the derivative liability by $23,716 to reflect the change in fair value for the three months ended December 31, 2009. This amount is included as charge for the change in fair value of warrants in the accompanying condensed consolidated statement of operations for the three months ended December 31, 2009. We calculated the fair value of the derivative liability using the Black-Scholes option pricing model with the following weighted average assumptions:

	December 31,	October 1,
	2009	2009
Expected Life	4.90 years	3.72
Risk-free interest rate	2.69%	2.20%
Dividend Yield	0%	0%
Volatility	66.34%	66.34%
Issuance of non-employee compensatory options
          On November 12, 2009 in consideration for retaining an outside consultant to support the company’s Human Resource department, we granted an option to purchase 100,000 shares of Common Stock, vesting ratably over a 20 month period, to the consultant. We calculated the fair value of the options using the Black-Scholes option pricing model with the following assumptions: Stock price — $.90, Volatility — 66.34%, Risk —free interest rate — 2.28%, Expected life — 120 months and Dividend yield — 0.00%, resulting in a fair value determination of $30,480, to be recognized over a 20 month period. For the three months ending December 31, 2009 we recognized share based compensation expense of $3,750 related to these options.
NOTE 8 — INCOME TAXES
          We calculate our interim tax provision in accordance with the provisions of ASC 740-270, “Income Taxes; Interim Reporting.” For interim periods, we estimate our annual effective income tax rate and apply the estimated rate to our year-to-date income or loss before income taxes. We also compute the tax provision or benefit related to items we report separately and recognize the items net of their related tax effect in the interim periods in which they occur. We also recognize the effect of changes in enacted tax laws or rates in the interim periods in which the changes occur.
          In computing the annual estimated effective tax rate we make certain estimates and judgments, such as estimated annual taxable income or loss, the nature and timing of permanent and temporary differences between taxable income for financial reporting and tax reporting, and the recoverability of deferred tax assets. Our estimates and assumptions may change as new events occur, additional information is obtained, or as the tax environment changes.
          In accordance with ASC 740, “Income Taxes,” we recognize deferred tax assets for temporary differences that will result in deductible amounts in future years and for net operating loss and credit carryforwards. ASC 740 requires recognition of a valuation allowance to reduce deferred tax assets if, based on existing facts and circumstances, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. During the three months ended December 31, 2009, we evaluated our assumptions regarding the recoverability of our deferred tax assets. Based on all available evidence we determined that the recoverability of our deferred tax assets is more-likely-than-not limited to our available tax loss carryforward. Accordingly, we established a valuation allowance against our net deferred tax assets. In future periods we will continue to recognize a valuation allowance until such time as the certainty of future tax benefits can be reasonably assured. Pursuant to ASC 740, when our results of operations demonstrate a pattern of future profitability the valuation allowance may be adjusted, which would result in the reinstatement of all or a part of the net deferred tax assets.
          As of September 30, 2009, we have approximately $10.6 million of federal and state net operating loss carryforwards, available to offset future taxable income, if any. These carryforwards expire in 2023 through 2029. Deferred tax liabilities represent the difference between the financial reporting and income tax bases of the tax deductible goodwill, which is an asset with an indefinite life and therefore cannot be used to offset net deferred tax assets for purposes of establishing a valuation allowance.

          For the three months ended December 31, 2009 we recorded a net income tax expense of $36,611 comprised of the following:

	Beacon North	BESG	Beacon
	America	Ireland Ltd	AG	Consolidated

Net (loss) income before income tax	(1,138,844)	155,302	(10,550)	(994,092)

Effective tax rate	0%	25%	21%

Tax expense (benefit)	—	38,827	(2,216)	36,611

          For Beacon North America we did not recognize a tax benefit due to the aforementioned net operating loss carryforwards and related valuation allowance.
NOTE 9 — EMPLOYEE BENEFIT PLANS
Stock Options and Other Equity Compensation Plans
          We recognized non-cash share-based compensation expenses as follows:

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2009	2008

Non-Cash Share-Based Compensation Expense

Restricted Stock	$45,101	$45,101
Stock Options	199,956	6,987

Total Stock Compensation Expense	$245,057	$52,088

          A summary of the status of our stock option plan and the changes during the three months ended December 31, 2009 is presented in the table below:

				Weighted
				Average
		Weighted		Remaining
	Number	Average	Intrinsic	Contractual
	Of Options	Exercise Price	Value	Life
Options Outstanding at October 1, 2009	3,200,900	$1.19
Granted	—
Forfeited	—

Options Outstanding at December 31, 2009	3,200,900	$1.19	0.12	9.56

Exercisable, December 31, 2009	113,633	$1.09	0.08	8.53

          We value stock options using the Black-Scholes option-pricing model. In determining the expected term, we separate groups of employees that have historically exhibited similar behavior with regard to option exercises and post-vesting cancellations. The option-pricing model requires the input of subjective assumptions, such as those listed below. The volatility rates are based on historical stock prices of similarly situated companies and expectations of the future volatility of the Company’s common stock. The expected life of options granted are based on historical data, which to date is a partial option life cycle, adjusted for the remaining option life cycle by assuming ratable exercise of any unexercised vested options over the remaining term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The total expense to be recorded in future periods will depend on several variables, including the number of share-based awards.
          Shares granted vest 33% annually as of the anniversary of the grant through 2011 and carry a ten year contractual term, as of December 31, 2009 117,300 shares were vested. As of December 31, 2009, there was approximately $2,000,000 in non-cash share-based compensation cost related to non-vested awards not yet recognized in our consolidated statements of operations. This cost is expected to be recognized over the weighted average remaining vesting period of 2.3 years. For the three months ended December 31, 2009 and 2008 no shares were forfeited and no options were exercised.
Restricted Stock
          Prior to adoption of the 2008 Incentive Plan, on December 5, 2007, we issued 782,250 shares of restricted common stock with an aggregate fair value of $666,873 to our president in exchange for $156. Immediately upon the sale 150,000 shares vested with the remaining shares vesting in quantities of 210,750 shares on each of December 20, 2008, 2009 and 2010. We recognized $45,101 of share-based compensation expense during the three months ended December 31, 2009 and 2008, respectively, in connection with this grant. Unamortized compensation under this arrangement amounted to $175,991 as of December 31, 2009 and will be amortized over the remaining vesting period through December 20, 2010. The shares vest immediately upon our termination without cause or the Executive’s resignation if in response to certain defined actions taken by us adverse to Executive’s employment which constitute good reason as defined in the Executive’s employment agreement. In the event of termination for cause, or resignation without good reason, we have the right to repurchase any unvested shares for nominal consideration.
Note 10 — Segment Reporting
          In accordance with ASC 280 “Segment Reporting,” our operating segments are those components of our business for which separate and discreet financial information is available and is used by our chief operating decision makers, or decision-making group, in making decisions on how we allocate resources and assess performance.
          Prior to our acquisition of Symbiotec (Note 1) we operated as a single segment. In accordance with ASC 280, the Company reports three operating segments, as a result of having complete the Symbiotec acquisition on July 29, 2009 and opening the BESG Ireland Ltd office. The Company’s chief decision-makers review financial information presented on a consolidated basis, accompanied by disaggregated information about revenue and operating profit each year by operating segment. This information is used for purposes of allocating resources and evaluating financial performance.
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

	United
	States	Europe	Total

Revenue	2,260,946	6,308,698	8,569,644
(Loss) Income form Operations	(929,946)	144,781	(785,165)
Interest Expense	(185,182)	(367)	(185,549)
Interest Income	—	338	338
Depreciation and Amortization	(163,112)	(28,962)	(192,074)
Net (Loss) Income	(1,138,845)	108,142	(1,030,703)

Assets	10,048,699	6,439,900	16,488,599
Goodwill	2,791,648	360,300	3,151,948
Intangible Assets	3,226,476	537,890	3,764,366

          In our European operations 89% of the revenue was generated by one customer for the three months ended December 31, 2009, while in North America one customer accounted for approximately 53% of revenue.
NOTE 17 — SUBSEQUENT EVENTS
Preferred Stock Conversion to Common Stock
          Subsequent to December 31, 2009, holders of our Preferred Stock converted 1,329.31 shares of Series A and 46.54 A-1 Preferred Stock into 1,772,408 and 62,057 shares of our common stock, respectively.
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
Cautionary Statements — Forward Outlook and Risks
          Certain statements contained in this quarterly report on Form 10-Q, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects,” “assumes,” “trends” and similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon the Company’s current plans, expectations and projections about future events. However, such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following:
•	general economic and business conditions, such as the current global recession, that may affect demand for our services and products and the ability of our customers to pay for such services and products;

•	effects of competition in the markets in which the Company operates;

•	liability and other claims asserted against the Company;

•	ability to attract and retain qualified personnel;

•	availability and terms of capital;

•	loss of significant contracts or reduction in revenue associated with major customers;

•	ability of customers to pay for services;

•	business disruption due to natural disasters or terrorist acts;

•	ability to successfully integrate the operations of acquired businesses and achieve expected synergies and operating efficiencies from the acquisitions, in each case within expected time-frames or at all;

•	changes in, or failure to comply with, existing governmental regulations; and

•	changes in estimates and judgments associated with critical accounting policies and estimates.
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
Results of Operations
          For the three months ended December 31, 2009 and 2008
          Operations for the three months ended December 31, 2009 include our fully consolidated European operations, which began in the fourth quarter of the fiscal year ended September 30, 2009. In order to best discuss and compare operations for the three month periods ended December 31, 2009 and 2008, the following table presents a condensed consolidating financial information for our North American and European Operations. A discussion of our result of operations by operating segment is as follows:

	North
	America	Europe	Total

Revenue	2,260,946	6,308,698	8,569,644
Cost of Goods Sold	482,805	4,951,109	5,433,914
Cost of Services	941,469	429,909	1,371,378

Gross Margin	836,672	927,680	1,764,352

Operating expense
Salaries and Benefits	1,040,631	270,401	1,311,032
Selling, General and Administrative	725,988	512,497	1,238,485

(Loss) Income from Operations	(929,946)	144,781	(785,165)

Interest Expense	(185,182)	(367)	(185,549)
Change in Fair Value of Warrants	(23,716)		(23,716)
Interest Income	—	338	338
Net (Loss) Income before taxes	(1,138,844)	144,752	(994,092)

Income taxes		36,611	36,611

Net (Loss) Income	(1,138,844)	108,141	(1,030,703)

          North American Operations
          Revenue from our North American operations the three months ended December 31, 2009 and 2008 was approximately $2,260,000 and $1,801,000, consisting of approximately $367,000 and $440,000 of engineering and design services, $315,000 and $228,000 of managed services, and $1,500,00 and $1,101,000 of business telephone and data system installations, infrastructure, Information Transport Systems Managed Services, and time and materials services.
          Cost of goods sold for the three months ended December 31, 2009 and 2008 amounted to approximately $1,424,000 and $1,317,000, and consisted of approximately $480,000 and $644,000 of equipment and materials used in business telephone systems installations, infrastructure, I3MAC and time and material parts used in services, $570,000 and $467,000 of direct labor, $141,000 and $95,000 of direct project related costs, and $230,000 and $91,000 of subcontractor fees incurred in providing services. The cost of goods sold components comparison displays the changing product mix in North America from high cost, labor intensive regional phone system sales, installation and support to a infrastructure and Information Transport Systems product offering, accounted for as Time and Material Contracts. The result being lower cost of goods sold and margin gain.
          Salaries and benefits of approximately $1,000,000 and $904,000 for the three months ended December 31, 2009 and 2008 consisted of salaries and wages of approximately $600,000 and $643,000, commissions and bonuses of $46,000 and $59,000, benefits of $65,000 and $90,000, payroll taxes of $84,000 and $75,000 and the company match of employee contributions to the 401k plan of $0 and $37,000. Non-cash share-based compensation of $245,000 and $52,000 related primarily to stock options granted during the period is included in salaries and wages.
          Selling, general and administrative expense for the three months ended December 31, 2009 and 2008 of approximately $726,000 and $523,000 include approximately $348,000 and $176,000 of accounting, investor relations and professional fees, charge for bad debt expense of $36,000 and $38,000, $48,000 and $50,000 of rent expense, $87,000 and $53,000 of telecommunications and data related expenses, $37,000 and $45,000 of travel related expenses, $17,000 and $12,000 of recruiting expense, $11,000 and $12,000 for fuel expenses, and approximately $45,000 and $42,000 of expenses related to business insurance, $15,000 and $9,000 of miscellaneous outside services and $114,000 and $86,000 of other administrative services.
          Interest expense of approximately $185,000 and $213,000 for the three months ended December 31, 2009 and 2008, includes interest related to our Bridge Notes in addition to the notes payable issued in connection with our Phase I Acquisitions. Non-cash interest expense related to the accretion of the Bridge Notes to face value, warrants issued in exchange for certain financing arrangements, and the vesting of contingent bridge warrants was approximately and $73,000 and $163,000 for the three months ended December 31, 2009 and 2008. Additionally we recognized approximately $24,000 of non-cash expense related to the change in fair value of warrants with anti-dilution features.
          Contractual dividends on our Series A, A-1, and B Preferred Stock amounted to approximately $48,000 and $125,000 for the three months ended December 31, 2009 and 2008 and are included in accrued expenses. Deemed dividends related to the beneficial conversion feature embedded in our Series A, A-1, and B Preferred Stock of approximately $25,000 and $80,000 was recognized during the three months ended December 31, 2009 and 2008.
          European Operations
          Our expansion into Europe, which began in the fourth quarter of the fiscal year ended September 30, 2009, has generated revenue of approximately $6,300,000 for the three months ended December 31, 2009 consisting of approximately $5,500,000 of construction type contacts accounted for using the percentage of completion method of accounting, $600,000 of professional services, and $157,000 of time and material services.
          Cost of goods sold for the three months ended December 31, 2009 amounted to approximately $5,400,00 and consisted of primarily of materials costs of approximately $5,000,000 and direct project related costs of $400,000
          Salaries and benefits of approximately $270,000 for the three months ended December 31, 2009 consisted of salaries and related benefits

          Selling, general and administrative expense for the three months ended December 31, 2009 of approximately $512000, include approximately $150,000 of accounting and professional fees primarily related to the organization of the European operations, $60,000 of travel related expenses, $32,000 or rent and other office related supplies, $186,000 miscellaneous other expenses incurred to establish operations.
•	Management makes certain estimates in the course of operations to anticipate business situations; these include the following with a brief discussion of the basis of the estimate used Revenue Recognition — We use information attained from the field engineers, project managers, etc. to provide an estimate of the percentage completion for relevant construction-type projects
•	Reserve for obsolete inventory — We use a percentage of new material purchases as a basis for establishing a reserve for obsolete inventory as the phone systems for which we carry spare parts are discontinued and diminish in value to the marketplace.
•	Allowance for doubtful accounts — We have a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses based on, among other things, historical collection experience, a review of the current aging status of customer receivables, a review of specific information for those customers deemed to be higher risk and other external factors including the current economic environment and conditions in the credit markets could affect the ability of our customers to make payments. We evaluate the adequacy of the allowance for doubtful account at least quarterly.
•	Intangible assets — Our amortizable intangible assets include customer relationships and covenants not to compete. These costs are being amortized using the straight-line method over their estimated useful lives. We are amortizing customer relationships on a straight line basis over a 15 year estimated useful life. The covenants not to compete have been amortized on a straight line basis over an estimated useful life of either twenty-four or thirty-six months depending on the term specified in the covenant.
Liquidity and Capital Resources
          We incurred a net loss of approximately $1 million and had generated cash from operations of approximately $1.3 million for the three months ended December 31, 2009. Our accumulated deficit amounted to approximately $23 million which includes a reclassification of approximately $5.7 million for adoption of ASC 815 as of October 1, 2009 (see Note 1 for more information), and we had cash of $2.6 million and a working capital deficit of approximately $11,000 at December 31, 2009.
          The results for the three months ended December 31, 2009 contain a full quarter of results from our European operations which generated sales of approximately $6.3 million with a gross margin of 15%. The European margin is less than our traditional business as it represents a new service offering, project management of the design and construction of a data center, within our professional services segment.
          Operations in the US grew 26% for the three months ended December 31, 2009 versus 2008 with the growth lead by our Information Transport Systems Managed Services, which is included with the Time and Material Contracts in Note 1, accounting for revenue of approximately $.9 million. This also contributed to our North American gross margin growth to 37% from 27% for the three months ended December 31 2009 and 2008, respectively. The North American margin gain can be attributed to changing our product mix away from branch based phone and data systems sales and support, which are material and installation labor intensive, to higher margin telecommunications and technology systems infrastructure and managed services which involve a higher level of professional services.
          For the three months ended December 31 2009, net cash provided by operating activities of approximately $1,250,000 consisted primarily of a net loss of approximately ($1,030,000) and a net decrease in cash of approximately ($1,000,000) due to payments of accounts payable and prepaid expenses in addition to estimated costs and earnings in excess of billings for construction type contracts entered into during the period of approximately $2,100,000, representing unbilled accounts receivable (see Note 1 for more details). These amounts were offset by increases in cash due to accrued expense increase of approximately $3,400,000 primarily related to the associated costs of the construction type contract recorded on the percentage of completion method. Finally, cash used in operations was impacted by non-cash share based payments of approximately $289,000, depreciation and amortization of $192,000 and other non-cash charges of $187,000.
          Cash used in investing activities of approximately $350,000 consisted of capital expenditure related to our European expansion.
          Cash provided by financing activities of approximately $2,400,000 was derived primarily from approximately $2,400,000 of net proceeds from the sale of common stock (gross proceeds of approximately $3,000,000 less placement costs of approximately $550,000) raised in our common stock offerings offset by repayments of notes payable of ($940,000).
          We completed our acquisition of Symbiotec AG (Note 4), on July 29, 2009, subsequently executing certain commercial agreements that we believe represent significant milestones in the execution of our business plan. As a result we anticipate being able to generate positive cash flows in our operating activities during the year end September 30, 2010.
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
          Based on the recent progress we made in the execution of our business plan, we believe that our currently available cash, the proceeds of our equity financing activities, and funds we expect to generate from operations will enable us to effectively operate our business and repay our debt obligations as they become due through January 1, 2011. However, we will require additional capital in order to execute our long term business plan. If we are unable to raise additional capital, or encounter unforeseen circumstances that place constraints on our capital resources, we will be required to take various measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing our business development activities, suspending the pursuit of our business plan, and controlling overhead expenses. We cannot provide any assurance that we will raise additional capital. We have not secured any commitments for new financing at this time, nor can we provide any assurance that new financing will be available to us on acceptable terms, if at all.
Off-Balance Sheet Arrangements
          We have four operating lease commitments for real estate used for office space and production facilities.

Contractual Obligations as of December 31, 2009
          The following is a summary of our contractual obligations as of December 31, 2009:

		Years	Years
Contractual Obligations	Total	2011	2012	2013	2014	Thereafter

Long-term debt obligations	$689,824	$386,140	$269,997	$33,687	$—
Interest obligations (1)	49,372	37,074	11,951	347	—
Operating lease obligations (2)	146,555	98,684	15,957	15,957	15,957

	$885,751	$521,898	$297,905	$49,991	$15,957	$—

(1)	Interest obligations assume Prime Rate of 3.25% at December 31, 2009. Interest rate obligations are presented through the maturity dates of each component of long-term debt.

(2)	Operating lease obligations represent payment obligations under non-cancelable lease agreements classified as operating leases.
          Dividends on Series A and A-1 Preferred Stock are payable quarterly at an annual rate of 10% and Series B Preferred Stock is payable quarterly at an annual rate of 6%, in cash or the issuance of additional shares of Series A, A-1, and B Preferred Stock, at our option. If we were to fund dividends accruing during the twelve months ended December 31, 2010 in cash, the total obligation would be $344,000 based on the number of shares of Series A, A-1 and B Preferred Stock outstanding as of December 31, 2009.
          We currently anticipate the cash requirements for capital expenditures, operating lease commitments and working capital will likely be funded with our existing fund sources and cash provided from operating activities. In the aggregate, total capital expenditures are not expected to exceed $750,000 for the twelve months ended December 31, 2010 and can be curtailed based on actual results of operations.
Working Capital
          As of December 31, 2009, our current liabilities exceed current assets by approximately $11,000. Certain vendors have agreed to defer payment or agreed to payment plans or to accept common stock in exchange for settlement of their outstanding balance. Our working capital deficit has decreased by approximately $1,450,000 during the three months ended December 31, 2009. We can give no assurance that we will continue to be successful in our efforts to negotiate favorable terms with our vendors.
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
Facilities
          Beacon’s executive offices are located at 1311 Herr Lane, Suite 205, Louisville, KY 40222 in 2,142 square feet of office space leased through March 30, 2010. Additionally, we have offices in Louisville, KY consisting of 8,150 square feet of office space leased through December 31, 2010, Cincinnati, OH consisting of 3,675 square feet of office space leased through October 31, 2010, Columbus, OH consisting of 7,018 square feet leased through December 31, 2014, and Siebnen, Switzerland consisting of approximately 1,100 square feet leased on a month to month basis. We believe our facilities are adequate for the continuing operations of our existing business.
Certain Relationships and Related Party Transactions
          The Company has obtained insurance through an agency owned by one of its founding stockholders/directors. Insurance expense paid through the agency for the three months ended December 31, 2009 and 2008 was approximately $45,000 and $49,000, respectively, and is included in selling, general and administrative expense in the accompanying condensed consolidated statement of operations.
          Under a marketing agreement with a company owned by the wife of Beacon’s president, we provide procurement and installation services as a subcontractor. We earned revenue of approximately $4,300 and $364,000 for procurement and installation services provided under this marketing agreement for the three months ended December 31, 2009 and 2008, respectively.

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
ITEM 4(T). CONTROLS AND PROCEDURES
          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated and communicated to our executive officers to allow timely decisions regarding required disclosure. As of December 31, 2009, our Chief Executive Officer, who acts in the capacity of principal executive officer and our Chief Accounting Officer who acts in the capacity of principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2009, based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.
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
          Through September 30, 2009, management of our Company had reported at previous dates of assessment that we identified various deficiencies in our accounting processes and procedures that constitute a material weakness in internal control over financial reporting and disclosure controls. We have taken certain steps during the year ended September 30, 2009 to correct previously reported material weaknesses that include, among other things, consolidating all legacy systems into a single unified accounting systems, hiring additional personnel and undertaking the process of documenting our controls; however, we still need to make substantial progress in these areas before we can definitively conclude that we have remediated our material weaknesses.
          Management has specifically observed that the Company’s accounting systems and current staffing resources in the Company’s finance department are currently insufficient to support the complexity of our financial reporting requirements. The Company has in the past, and is continuing to experience difficulty in (i) closings its books and records at quarterly and annual reporting periods on a timely basis, (ii) generating data in a form and format that facilitates the timely analysis of information needed to produce financial reports and (iii) applying complex accounting and financial reporting disclosure rules as required under various aspects of GAAP and SEC reporting regulations such as those relating to accounting for business combinations, stockholders equity transactions, derivatives and income taxes. The Company also has limited segregation of duties and it is becoming increasingly necessary for the Company to divide certain custodial, recordkeeping and authorization functions between its Chief Financial Officer, Controller/Accounting Manager and supporting staff to mitigate the risk of material misstatements. Our Chief Accounting Officer was our only employee with SEC reporting experience as of the date of this Quarterly Report on Form 10-Q.

          We believe that our internal control risks are sufficiently mitigated by the fact that our Chief Executive Officer and Chief Accounting Officer review and approve substantially all of our major transactions and we have, when needed, hired outside experts to assist us with implementing complex accounting principles. We believe that our weaknesses in internal control over financial reporting and our disclosure controls relate in part to the fact that we are an emerging business with limited personnel. Management and the audit committee of the Board of Directors believe that the company must allocate additional human and financial resources to address these matters. Accordingly, the company has begun the process of monitoring its current reporting systems and its personnel and recently engaged an external specialist to support the company in its compliance process. The company intends to continue making necessary changes until its material weaknesses are remediated.
Changes in Internal Control Over Financial Reporting
          Except as discussed above, there were no changes in our internal control over financial reporting during our last fiscal quarter that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     None.
ITEM 6. EXHIBITS
10.1	Project Management Services Agreement dated November 6, 2009, by and between the Company and Interxion.*
31.1	Certification of Principal Executive Officer, pursuant to Rules 13a-14(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to Rules 13a-14(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Confidential treatment has been requested for the redacted portions of this agreement. A complete copy of the agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.

**	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 16, 2009	Beacon Enterprise Solutions Group, Inc.
	By:	/s/ Bruce Widener
Bruce Widener
Chief Executive Officer and Chairman of the Board of Directors and

Date: February 16, 2009	By:	/s/ Robert Mohr
Robert Mohr
Principal Financial Officer