Form 10-K/A
period 2009-09-30
BEACON ENTERPRISE SOLUTIONS GROUP INC
filed 2010-02-24
CIK 1122063

UNITED STATES SECURITIES
AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended September 30, 2009.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 000-31355
BEACON ENTERPRISE SOLUTIONS GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	81-0438093 (I.R.S. Employer Identification No.)
1311 Herr Lane, Suite 205, Louisville, KY (Address of principal executive offices)	40218 (Zip Code)
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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes     No     ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates was $16,206,525 based on the price of Beacon Enterprise Solutions Group, Inc.’s common stock as of December 10, 2009, as reported on the OTC Bulletin Board.
     The number of shares outstanding of Beacon Enterprise Solutions Group, Inc.’s common stock as of December 10, 2009 was 28,383,490.
DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K/A Reference

None	Not Applicable

EXPLANATORY NOTE
Beacon Enterprise Solutions Group, Inc. (the “Company,” “we,” “us,” and “our”) is filing this Amendment to our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 in order to provide a signed audit report from Marcum LLP, the independent registered public accounting firm responsible for auditing our financial statements.
This Amendment amends only the aforementioned audit report. All other items and exhibits contained in the Form 10-K as filed on December 29, 2009 remains unchanged. This Amendment does not reflect facts or events occurring after the original file date of December 29, 2009 nor modify (except as set forth above) or update the disclosures in any way.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10 — K/A to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 24, 2010
Beacon Enterprise Solutions Group, Inc.

By:	/s/ Bruce Widener
Bruce Widener
CEO

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Audit Committee of the
Board of Directors and Shareholders
of Beacon Enterprise Solutions Group, Inc.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Beacon Enterprise Solutions Group, Inc. and Subsidiaries as of September 30, 2008 and 2009, and the consolidated results of its operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in The United States of America.
New York, NY
December 29, 2009