Form 10-Q
period 2010-03-31
BEACON ENTERPRISE SOLUTIONS GROUP INC
filed 2010-05-17
CIK 1122063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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
Yes ☐     No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
As of May 17, 2010, Beacon Enterprise Solutions Group, Inc. had a total of 36,753,869 shares of common stock issued and outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Beacon Enterprise Solutions Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31,	September 30,
	2010	2009
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$3,430,465	$264,338
Accounts receivable, net	3,750,730	3,980,715
Unbilled accounts receivable	1,744,421	—
Inventory, net	497,332	604,622
Prepaid expenses and other current assets	1,200,885	397,319

Total current assets	10,623,833	5,246,994

Property and equipment, net	710,620	394,571
Goodwill	3,057,038	3,151,948
Other intangible assets, net	3,599,510	3,903,124
Other assets	126,110	117,111

Total assets	$18,117,111	$12,813,748

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short term credit obligations	$500,000	$550,000
Convertible notes payable	—	297,999
Bridge notes (net of $0 and $33,123 discounts)	100,000	166,879
Current portion of long-term debt	410,205	475,348
Accounts payable	4,318,254	2,176,845
Accrued expenses	3,890,937	3,047,418
Billings in excess of estimated costs and earnings on uncompleted contracts	191,866	—

Total current liabilities	9,411,262	6,714,489

Long-term debt, less current portion	606,549	802,335
Deferred tax liability	133,051	103,484

Total liabilities	10,150,862	7,620,308

Stockholders’ equity
Preferred Stock: $0.01 par value, 5,000,000 shares authorized, 1,464 and 3,436 shares outstanding in the following classes:
Series A convertible preferred stock, $1,000 stated value, 4,500 shares authorized, 342 and 1,984 shares issued and outstanding at March 31, 2010 and September 30, 2009, respectively, (liquidation preference $471,280)	342,373	1,984,074
Series A-1 convertible preferred stock, $1,000 stated value, 1,000 shares authorized, 422 and 752 shares issued and outstanding, at March 31, 2010 and September 30, 2009, respectively (liquidation preference $548,727)	422,389	752,347
Series B convertible preferred stock, $1,000 stated value, 4,000 shares authorized, 700 shares issued and outstanding at March 31, 2010 and September 30, 2009, respectively (liquidation preference $941,068)	700,000	700,000
Common stock, $0.001 par value 70,000,000 shares authorized, 35,275,513 and 24,655,990 shares issued and outstanding at March 31, 2010 and September 30, 2009, respectively.	35,275	24,656
Additional paid in capital	34,704,730	17,977,046
Subscription receivable	(334,950)	—
Accumulated deficit	(27,999,235)	(16,254,545)
Accumulated other comprehensive income	95,667	9,862

Total stockholders’ equity	7,966,249	5,193,440

Total liabilities and stockholders’ equity	$18,117,111	$12,813,748

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beacon Enterprise Solutions Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009
Net sales	$11,771,687	$2,277,877	$20,341,331	$4,079,085

Cost of goods sold	7,617,973	767,045	13,051,886	1,430,920
Cost of services	1,538,157	625,179	2,909,535	1,277,924

Gross profit	2,615,557	885,653	4,379,910	1,370,241

Operating expense
Salaries and benefits	2,175,798	1,018,946	3,486,830	1,922,587
Selling, general and administrative	2,105,406	847,932	3,343,893	1,524,016

Total operating expense	4,281,204	1,866,878	6,830,723	3,446,603

Loss from operations	(1,665,647)	(981,225)	(2,450,813)	(2,076,362)

Other (expenses) income
Interest expense	(7,435)	(226,632)	(192,984)	(439,969)
Interest income	10,591	195	10,929	362
Change in fair value of warrants	(4,349,296)	—	(4,373,012)	—

Total other expenses	(4,346,140)	(226,437)	(4,555,067)	(439,607)

Net (loss) before income taxes	(6,011,787)	(1,207,662)	(7,005,880)	(2,515,969)

Income tax benefit	120,857	—	84,246	—

Net (loss)	(5,890,930)	(1,207,662)	(6,921,634)	(2,515,969)

Series A, A-1 and B Preferred Stock:
Contractual dividends	(78,910)	(126,000)	(126,506)	(251,152)
Deemed dividends related to beneficial conversion feature	(43,591)	(106,792)	(69,020)	(187,139)

Net (loss) available to common stockholders	$(6,013,431)	$(1,440,454)	$(7,117,160)	$(2,954,260)

Net loss per share to common stockholders - basic and diluted	$(0.20)	$(0.10)	$(0.25)	$(0.22)

Weighted average shares outstanding basic and diluted	30,258,763	14,049,769	28,184,868	13,294,909

Other Comprehensive income, net of tax
Net Loss	$(6,013,431)	$(1,440,454)	$(7,117,160)	$(2,954,260)
Foreign currency translations adjustment	100,975	—	85,805	—

Comprehensive loss	$(5,912,456)	$(1,440,454)	$(7,031,355)	$(2,954,260)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beacon Enterprise Solutions Group, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
(unaudited)

	Series A Convertible		Series A-1 Convertible		Series B Convertible							Accumulated
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock			Additional		Other
		$1,000 Stated		$1,000 Stated		$1,000 Stated		$0.001 Par	Subscription	Paid-In	Accumulated	Comprehensive
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Receivable	Capital	Deficit	Income	Total
Balance at September 30, 2009	1,984	$1,984,074	752	$752,347	700	$700,000	24,655,990	$24,656		$17,977,046	$(16,254,545)	$9,862	$5,193,440
Cumulative effect of change in accounting principal — fair value of warrants with anti dilutive rights											(4,627,530)		(4,627,530)
Reclassification of derivative financial instruments										10,094,782			10,094,782
Vested portion of share based payments to employee for services										485,545			485,545
Common Stock issued in private placement							3,795,295	3,794		1,883,966			1,887,759
Private placement offering costs										$(583,875)			(583,875)
Warrants issued for extension of non-interest bearing note										64,311			64,311
Warrants issued under consulting agreements										101,652			101,652
Common Stock issued													—
for investor relations agreement							50,000	50		44,450	—		44,500
Market value of Common stock vested for investor relations agreement							50,000	50		3,700			3,750
Amortization of non-employee stock options issued for performance of services										3,145			3,145
Conversion of preferred shares to common stock	(1,681)	(1,680,551)	(351)	(351,178)			2,715,160	2,716		2,029,014
Common Stock issued in warrant offering							3,375,376	3,376	$(334,950)	2,422,437			2,090,863
Shares issued in conversion of bridge note to common							183,620	183		109,988			110,171
Cashless warrant exercises							450,072	450		(450)			—
Series A Preferred Stock contractual dividends											(67,888)		(67,888)
Series A Preferred Stock contractual dividends paid in in kind	39	38,850											38,850
Series A-1 Preferred Stock contractual dividends											(37,618)		(37,618)
Series A-1 Preferred Stock contractual dividends paid in in kind			21	21,220									21,220
Series B Preferred Stock contractual dividends											(21,000)		(21,000)
Beneficial conversion feature — deemed preferred stock dividend										69,020	(69,020)		—

Foreign currency translation adjustment												85,805	85,805
Net loss											(6,921,634)		(6,921,634)

Balance at March 31, 2010	342	$342,373	422	$422,389	700	$700,000	35,275,513	$35,275	$(334,950)	$34,704,730	$(27,999,235)	$95,667	$7,966,249

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beacon Enterprise Solutions Group, Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows
(unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	March 31,	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,921,634)	$(2,515,969)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in reserve for obsolete inventory	22,708	33,629
Change in reserve for doubtful accounts	66,716	44,912
Depreciation and amortization	388,278	301,936
Non-cash interest	107,604	302,546
Share based payments	638,592	247,890
Change in fair value of warrants with anti-dilution rights	4,373,012	—
Changes in operating assets and liabilities:
Accounts receivable	138,508	(494,021)
Unbilled accounts receivable	(1,744,421)	—
Billings in excess of estimated costs and earnings on uncompleted contracts	191,866	—
Inventory	84,582	(2,775)
Prepaid expenses and other current assets	(812,566)	(388,380)
Accounts payable	2,141,409	385,588
Accrued expenses	973,433	119,249

NET CASH USED IN OPERATING ACTIVITIES	(351,914)	(1,965,395)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(451,102)	(86,287)

NET CASH USED IN INVESTING ACTIVITIES	(451,102)	(86,287)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of preferred stock, net of offering costs	—	300,000
Proceeds from sale of common stock, net of offering costs	2,398,126	1,588,905
Proceeds from warrant exercises, net of offering costs	2,090,862	—
Proceeds from issuances of notes	500,000	500,000
Payment of deferred financing costs	—	(75,000)
Net payments under lines of credit	(50,000)	(46,400)
Payments of bridge and other short term notes	(500,000)	—
Repayment of convertible notes	(297,999)	—
Payments of notes payable	(260,929)	(297,395)
Payments of capital lease obligation		(8,269)

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,880,060	1,961,841

Effect of exchange rate changes on cash and cash equivalents	89,083	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,166,127	(89,841)

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	264,338	127,373

CASH AND CASH EQUIVALENTS — END OF PERIOD	$3,430,465	$37,532

Supplemental disclosures

Cash paid for:

Interest	$85,380	$88,697

Income taxes	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEACON ENTERPRISE SOLUTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
          The condensed consolidated financial statements presented are those of Beacon Enterprise Solutions Group, Inc., a Nevada corporation and its subsidiaries, hereinafter referred to as the “Company,” “Beacon,” “we,” us,” or “ours.”
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
Symbiotec Solutions AG
          On July 29, 2009, BESG Ireland Ltd., a wholly owned subsidiary of Beacon, acquired 100% of the outstanding shares of Symbiotec Solution AG (Symbiotec) in exchange for 400,000 shares of Beacon common stock issued as of the date of the acquisition, plus contingent consideration consisting of an additional 175,000 shares of Beacon common stock and $309,141 of cash. The amount of stock and contingent consideration was adjusted in the quarter ended March 31, 2010 in order to facilitate operational changes that resulted in increased efficiencies for the subsidiary. The amounts that remain to be paid are recorded in accrued expenses as of March 31, 2010. Aggregate purchase consideration net of cash acquired amounted to approximately $1,012,000. The excess of the purchase price over net assets acquired, which amounted to approximately $800,000 was allocated to goodwill, customer relationships and covenants not to compete in the approximate amounts of $266,000, $332,000 and $202,000, respectively.
               The unaudited financial information in the table below summarizes our combined results of operations on a pro-forma basis, as if we acquired Symbiotec on October 1, 2008.

	For the	For the
	three months	six months
	March 31,	March 31,
	2009	2009
	(unaudited)	(unaudited)

Net sales	$2,420,697	$4,371,175
Loss from operations	$(969,342)	$(2,052,059)
Net loss available to common stockholders	$(1,430,794)	$(2,934,940)

Net loss per share — basic and diluted	(0.10)	(0.21)
Pro-forma weighted average shares outstanding	14,449,769	13,694,909
               The unaudited combined pro-forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition of this business had taken place at the beginning of the periods presented.

Basis of Presentation
          The accompanying unaudited condensed consolidated financial statements as of March 31, 2010 and 2009 and for the three and six months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited consolidated financial statements. The unaudited condensed consolidated balance sheet as of March 31, 2010, condensed consolidated statements of operations and cash flows for the three and six months ended March 31, 2010 and 2009, and the condensed consolidated statement of stockholders’ equity for the six months ended March 31, 2010 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which Beacon considers necessary for a fair presentation of the financial position, operating results and cash flows for the period presented. The results for the three and six months ended March 31, 2010 are not necessarily indicative of results to be expected for the year ending September 30, 2010 or for any future interim period. The accompanying condensed consolidated financial statements should be read in conjunction with Beacon’s consolidated financial statements and notes thereto included in Beacon’s Annual Report on Form 10-K, which was filed with the SEC on December 29, 2009.
Principles of Consolidation
          The condensed consolidated financial statements include the accounts of Beacon Enterprise Solutions Group, Inc., a Nevada corporation and its wholly-owned subsidiaries including Beacon Solutions AG acquired on July 29, 2009, BESG Ireland Ltd and Beacon CZ, which began operations November 1, 2009 and January 1, 2010, respectively. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
     Construction Type Contracts
          On November 6, 2009 we entered into an approximately $25 million fixed price construction type contract, pursuant to which we have been engaged to act as the general contractor in the construction of a data center that we expect to complete in two phases through October 2010. The contract provides for a contingent penalty of 0.3% per month if the contract is not completed by an agreed upon date, not to exceed 10% of the total contract price. We evaluated this contract at the inception of the arrangement to determine the proper method of accounting based on the highest level of literature within the GAAP hierarchy. We determined that the nature of our work under this contact falls within the scope of a “construction type” contract for which revenue would most appropriately be recognized using the percentage of completion method of accounting.

          During the three and six months ended March 31, 2010 we recognized approximately $6.9 million and $12.4 million of revenues under the aforementioned contract including billings in excess of costs and estimated earnings of approximately $0.2 million as of March 31, 2010. We measured our progress on this contract through March 31, 2010 under the percentage-of-completion method of accounting in which the estimated sales value is determined on the basis of physical completion to date (the total contract amount multiplied by percent of performance to date less sales value recognized in previous periods). We adopted this method of measurement because management considers this method the most objective measurement of progress in this circumstance.
          When applicable we also record losses on contracts in progress during the period in which it is determined that a loss would be incurred on a construction type contract.
          Two vendors providing materials to us under this contract requested that we direct our customer to remit payments for these materials, which amount to approximately $2.0 million, directly to them. Notwithstanding this arrangement, we are still the primary obligor to our customer and have general inventory risk for such purchases, which are being made under our purchase orders. Accordingly, we are recording all revenues under this contract gross as a principal.
     Time and Materials Contracts
          Our time and materials type contracts principally include business telephone and data system installation contracts completed in time frames of several weeks to 60 or 90 days. Under these types of contracts, we generally design the system using in-house engineering labor, provide non-proprietary materials supplied by an original equipment manufacturer (“OEM”) and install the equipment using in-house or subcontracted labor. We occasionally sell extended warranties on certain OEM supplied equipment; however the OEM is the primary obligor under such warranty coverage and the amount of revenue we receive from such warranties is insignificant to the arrangements. Our contracts clearly specify deliverables, selling prices and scheduled dates of completion. We also generally require our customers to provide us with a 70% deposit that we initially record as a liability and apply to subsequent billings. Title and risk of loss on materials that we supply to our customers under these arrangements is transferred to the customer at the time of delivery. Our contracts are cancelable upon 60 days notice by either party; however, completion of the work we perform under these contracts, which occurs in a predictable sequence, is within our control at all times. Amounts we bill for delivered elements are not subject to concession or contingency based upon the completion of undelivered elements specified in our contracts.
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

          Effective October 1, 2009, we elected to early adopt ASU No. 2009-13 for all multiple-element revenue arrangements entered into on or after October 1, 2009. Using this method, we designate deliverables within the arrangement as units of accounting when they are (a) deemed to have stand alone and (b) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered items is considered probable and substantially in our control. ASU No. 2009-13 no longer requires companies to have VSOE of fair value in order for a deliverable to be considered a unit of accounting. The adoption of ASU No. 2009-13 has not had a material effect on the manner in which we designate units of accounting or allocate arrangement consideration to such units because the selling prices of our deliverables, which is the principal factor that differentiates the two accounting standards, generally approximates fair value.
          We recognized approximately $0.2 million and $0.9 million from multiple element arrangements for the three months ended March 31, 2010 and 2009, respectively. Additionally, we recognized approximately $1.8 million and $2.2 million from multiple element arrangements for the six months ended March 31, 2010 and 2009, respectively.
     Professional Services Revenue
          We generally bill our customers for professional telecommunications and data consulting services based on hours of time spent on any given assignment at our hourly billing rates. As it relates to delivery of these services, we recognize revenue under these arrangements as the work is performed and the customer has indicated their acceptance of services by approving a completion order. We generated approximately $1.5 million and $1.1 million of professional services revenue during the three months ended March 31, 2010 and 2009 respectively. We generated approximately $2.8 million and $1.7 million of professional services revenue during the six months ended March 31, 2010 and 2009 respectively.
          The Company accounts for sales taxes collected on behalf of government authorities using the net method. Pursuant to this method, sales taxes are included in the amounts receivable and a payable is recorded for the amounts due to the government agencies.
     Warranties
          Beacon warranties all phone system installations for 1 year. We have a low rate of claims with respect to warranties. Accordingly we have accrued $35,000 and $65,000 as of March 31, 2010 and 2009, respectively.
Use of Estimates
          The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions include valuing equity securities and derivative financial instruments issued as purchase consideration in business combinations and/or in financing transactions and in share based payment arrangements, accounts receivable reserves, inventory reserves, deferred taxes and related valuation allowances, allocating the purchase price to the fair values of assets acquired and liabilities assumed in business combinations (including separately identifiable intangible assets and goodwill) and estimating the fair values of long lived assets to assess whether impairment charges may be necessary. Certain of our estimates, including accounts receivable and inventory reserves and the carrying amounts of intangible assets could be affected by external conditions including those unique to our industry and general economic conditions. It is at least reasonably possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. We re-evaluate all of our accounting estimates at least quarterly based on these conditions and record adjustments, when necessary.

Fair Value of Financial Assets and Liabilities
          The carrying amounts of cash and cash equivalents, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. The carrying amounts of our short term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features such as concurrent issuance of warrants and/or embedded conversion options, are comparable to rates of returns for instruments of similar credit risk.
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
Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)
Foreign Currency Reporting
          The condensed consolidated financial statements are presented in United States Dollars in accordance with ASC 830, “Foreign Currency Matters”. Accordingly, the Company’s subsidiaries, BESG Ireland Ltd, Beacon AG and Beacon CZ use the local currency (Euros, Swiss Francs and Czech Crowns, respectively) as their functional currencies. Assets and liabilities are translated at exchange rates in effect at the balance sheet date, and revenue and expense accounts are translated at average exchange rates during the period. Resulting translation adjustments of $95,667 and $9,862 were recorded in accumulated other comprehensive income in the accompanying condensed consolidated balance sheets at March 31, 2010, and September 30, 2009.
Net Loss per Share
          Basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average shares of common stock outstanding for the period and excludes any potentially dilutive securities. Diluted earnings per share reflect the potential dilution that would occur upon the exercise or conversion of all dilutive securities into common stock. The computation of loss per share for the three and six month periods ended March 31, 2010 and 2009 excludes potentially dilutive securities because their inclusion would be anti-dilutive.

          Shares of common stock issuable upon conversion or exercise of potentially dilutive securities at March 31, 2010 are as follows:

			Total
	Stock	Common	Common
	Options and	Stock	Stock
	Warrants	Equivalents	Equivalents

Series A Convertible Preferred Stock Warrants	228,249	456,497	684,746
Series A-1 Convertible Preferred Stock Warrants	281,593	563,185	844,778
Series B Convertible Preferred Stock Warrants	350,000	875,000	1,225,000
Common Stock Offering Warrants	2,028,515	—	2,028,515
Placement Agent Warrants	2,660,911	—	2,660,911
Affiliate Warrants	55,583	—	55,583
Bridge Financings Warrants	707,690	166,667	874,357
Convertible Notes Payable Warrants	50,000	—	50,000
Compensatory Warrants	300,000	—	300,000
Put Option Warrants	399,998		399,998
Equity Financing Arrangements Warrants	2,418,825	—	2,418,825
Consulting Warrants	2,500,000	—	2,500,000

Employee Stock Options	3,475,200	—	3,475,200
Non-Employee Stock Options	100,000	—	100,000

	15,556,564	2,061,350	17,617,914

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

          In December 2008, the FASB issued ASC 815-40 “Contracts in Entity’s own Equity”. This issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock. This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Under this guidance, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The effects of having adopted this pronouncement effective October 1, 2009 are discussed in Note 6.
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
          In November 2008, the FASB issued new accounting guidance, under ASC Topic 323 on investments — equity method and joint ventures, relating to the accounting for equity method investments. This guidance addresses how the initial carrying value of an equity method investment should be determined, how it should be tested for impairment, and how changes in classification from equity method to cost method should be treated. This guidance is effective on a prospective basis in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company expects this guidance to have an impact on its accounting for any future investments in joint ventures or other investments using the equity method of accounting.
          In July 2009, the FASB issued ASC 105, “Generally Accepted Accounting Principles” (“ASC 105”). ASC 105 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of the standard did not have an impact on the Company’s condensed consolidated financial statements.
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
               In March 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-17, Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition.This standard provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved. Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement. To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. The new standard is effective for interim and annual periods beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.
          Other accounting standards that have been issued or proposed by the FASB and SEC and/or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.
NOTE 2 — LIQUIDITY, FINANCIAL CONDITION AND MANAGEMENT’S PLANS
          We incurred a net loss of approximately $6.9 million, which includes a mark to market adjustment on the fair value of common stock purchase warrants of $4.4 million, and used cash in operations of approximately $0.4 million for the six months ended March 31, 2010. Our accumulated deficit amounted to approximately $28.0 million. We had cash and cash equivalents of $3.4 million at March 31, 2010 and working capital of $1.2 million.

          The results for the three and six months ended March 31, 2010 contain results from our European operations which generated sales of approximately $9.4 million and $15.7 million, respectively with gross margins of 16% for both the three and six month periods. The European margin is less than our traditional North American segment margin because it represents a new service offering, project management of the design and construction of a data center.
          Operations in the US grew 13% for the six months ended March 31, 2010 versus 2009 with the growth lead by our Information Transport Systems Managed Services, which is included with the Time and Material Contracts in Note 1, accounting for revenue of approximately $2.3 million. This also contributed to our North American gross margin growth to 42% from 34% for the six months ended March 31, 2010 and 2009, respectively. The North American margin gain can be attributed to changing our product mix away from phone and data systems sales and support, which are material and labor intensive, to higher margin telecommunications and technology systems infrastructure and managed services which involve a higher level of professional services and significantly reduced material requirements.
          Based on the recent progress we made in the execution of our business plan, we believe that our currently available cash, the proceeds of our equity financing activities, and funds we expect to generate from operations will enable us to sustain operating through at least April 1, 2011. However, we will require additional capital in order to execute our long term business plan. If we are unable to raise additional capital, or encounter unforeseen circumstances that place constraints on our capital resources, we will be required to take various measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing our business development activities, suspending the pursuit of our business plan, and controlling overhead expenses. We cannot provide any assurance that we will raise additional capital. We have not secured any commitments for new financing at this time, nor can we provide any assurance that new financing will be available to us on acceptable terms, if at all.
NOTE 3 — CONDENSED CONSOLIDATED BALANCE SHEET
Accounts Receivable
          Accounts receivable consists of the following:

	As of	As of
	March 31,	September 30,
	2010	2009

Accounts receivable	$3,933,201	$4,138,486
Less: Allowance for doubtful accounts	(182,471)	(157,771)

Accounts receivable, net	$3,750,730	$3,980,715

          Additions and charges to the allowance for doubtful accounts consist of the following:

	As of	As of
	March 31,	September 30,
	2010	2009

Opening balance	$(157,771)	$(50,000)
Add: Additions to reserve	(66,716)	(151,888)
Less: charges	42,016	44,117

Ending balance	$(182,471)	$(157,771)

          As of March 31, 2010, our accounts receivable include concentration of receivables from Johnson & Johnson of $0.8 million. Additionally, $1.7 million of unbilled accounts receivable as of March 31, 2010 relates to Johnson & Johnson.

Inventory
          Inventory consists of the following:

	As of	As of
	March 31,	September 30,
	2010	2009

Inventory	$680,539	$765,121
Less: reserve for obsolete inventory	(183,207)	(160,499)

Inventory	$497,332	$604,622

          Additions and charges to the reserve for obsolete inventory:

	As of	As of
	March 31,	September 30,
	2010	2009

Opening balance	$(160,499)	$(35,058)
Add: additions to reserve	(22,708)	(144,659)
Less: charges	—	19,218

Ending balance	$(183,207)	$(160,499)

Prepaid and other current assets
          Prepaid and other current assets consist of:

	As of	As of
	March 31,	September 30,
	2010	2009

Prepaid note discount	$732,765	$5,667
Note receiveable — Gerber	170,000	320,000
Investor relations	23,955	24,689
Other	274,165	46,963

Accounts receivable, net	$1,200,885	$397,319

     In January 2009, we entered into a 36 month investor relations and corporate finance advisory services agreement with an advisor to our firm. Compensation payable to the advisor under this agreement amounts to $25,000 per month. We made approximately $543,000 of advances to this advisor during the year ended September 30, 2009, which we are amortizing over the term of the agreement. For the three months ended March 31, 2010 and 2009, respectively, we recorded $75,000 of expense related to this agreement. We recorded $150,000 of expense under this agreement during each of the six month periods ended March 31, 2010 and 2009, respectively.

Other Intangible Assets
     Other Intangible Assets consists of the following:

	As of	As of
	March 31,	September 30,
	2010	2009
	Total	Total
	Consideration	Consideration

Customer relationships	$4,135,462	$4,223,174
Covenants not to compete	701,529	642,300

	4,836,990	4,865,474

Less: Accumulated amortization	(1,237,481)	(962,350)

Intangibles, net	$3,599,510	$3,903,124

          Amortization expense of approximately $115,000 was recognized for the three months ended March 31, 2010 and 2009, respectively. Amortization expense for the six months ended March 31, 2010 and 2009 was approximately $254,000 and $230,000, respectively.
Accrued Expenses
     Accrued expenses consist of:

	As of	As of
	March 31,	September 30,
	2010	2009

Accrued Sub-contractor	$1,698,796	$—
Sales tax payable	970,976	66,798
Compensation related	510,873	559,782
Dividends	104,398	37,962
Contingent consideration	145,189	145,189
Interest	47,795	122,660
Warranty reserve	34,446	65,072
Goods received not invoiced	—	1,092,042
Severance and related	—	156,248
Other	378,464	801,665

	$3,890,937	$3,047,418

Debt
          Below is a summary of the current and non-current debt outstanding:

	As of	As of
	March 31,	September 30,
	2010	2009
Lines of Credit and Short-Term Notes	$500,000	$550,000

Convertible Notes Payable	$—	$297,999

Bridge Note	$100,000	$166,879

Integra Bank	$382,079	$439,367

Acquistion notes (payable to the sellers of the acquired businesses)

ADSnetcurve	45,733	80,922
Bell-Haun	—	43,985
CETCON	359,247	416,404
Strategic Secured Note	229,695	297,005

	1,016,754	1,277,683

Less: current portion	(410,205)	(475,348)

Non-current portion	$606,549	$802,335

Lines of Credit and Short-Term Notes
     On December 16, 2009, we repaid the remaining principal balance of $50,000 due under a line of credit with a maturity date previously extended through December 30, 2009.
     On August 7, 2009, we entered into a non-interest bearing note with one of our directors in the amount of $500,000 with a due date of September 9, 2009. The note contained a provision requiring written demand for repayment on or after the maturity date. As of March 31, 2010 no written demand was received. During the six months ended March 31, 2010 we exercised a contractual right to convert the note into a demand obligation that would become payable within a 5 day period following written notice of such demand. We paid a fee equal to $87,500 in cash and issued an additional 112,500 common stock purchase warrants exercisable for $1.00 per share to the lender/director upon the occurrence of this event, for which we recognized non-cash interest of $64,311 for the fair value of the warrants. The note was paid in full on December 17, 2009.
     On February 26, 2010, we received $500,000 in loan proceeds and issued a related short-term, non-interest bearing promissory note, which is secured but subordinate to all existing senior debt outstanding. Terms of the Note include a principal payment of $250,000 on March 31, 2010 with the balance of $250,000, in addition to a $10,000 origination fee, to be paid on April 30, 2010. In agreement with the note holder, the March 31, 2010 payment was extended through and paid on April 1, 2010.

Convertible Notes Payable
          On January 22, 2009, Beacon entered into convertible notes payable with a group of private investors (the “Notes”) facilitated by a broker/dealer. Proceeds of the Notes were $500,000 in the aggregate. The Notes had an original maturity date of July 21, 2009 with interest payable at a fixed annual rate of 12.5% due monthly. The maturity date of the Notes was extended to January 21, 2010 with interest payable at a fixed annual rate of 15% per annum on the unpaid balance due on the note, which amounted to 297,999 at September 30, 2009. During the six months ended March 31, 2010 we repaid the remaining principal and recognized $1,218 of interest expense.
Bridge Notes
          On November 15, 2007, we issued $200,000 of convertible notes payable (the “Bridge Notes”) in a separate debt financing. Of this amount, $100,000 of the Bridge Notes was issued to one of our directors. The holders of the Bridge Notes pursuant to three separate amendments completed through November 20, 2008, agreed unconditionally not to demand repayment of the notes before June 30, 2010. On March 31, 2010 the non-director Bridge Note holder elected to convert the unpaid principal and accrued interest of $110,172 to 183,620 commons shares. Accordingly, the remaining $100,000 note is presented as a current liability in our condensed consolidated balance sheet as of March 31, 2010.
          We recorded contractual interest expense of approximately $1,600 and $5,900 for the three months ended March 31, 2010 and 2009, respectively. We recorded contractual interest expense of approximately $1,600 and $12,700 for the six months ended March 31, 2010 and 2009, respectively. Further, we recorded aggregate accretion of the discount on these notes of approximately $9,200 and $8,000 for the three months ended March 31, 2010 and 2009, respectively which is classified as a component of interest expense in the accompanying Condensed Consolidated Statement of Operations. We recorded aggregate accretion of the discount on these notes of approximately $33,122 and $48,000 for the six months ended March 31, 2010 and 2009, respectively which is classified as a component of interest expense in the accompanying Condensed Consolidated Statement of Operations. The discount relating to a beneficial conversion feature was recorded upon the original issuance of these notes and is fully amortized.
Term Debt
          During the six months ended March 31, 2010, Beacon paid approximately $261,000 of principal due on our term debt. We recorded interest expense of approximately $19,400 and $37,500 for the three months ended March 31, 2010 and 2009, respectively. We recorded interest expense of approximately $40,000 and $85,000 for the six months ended March 31, 2010 and 2009, respectively.
NOTE 4 — RELATED PARTY TRANSACTIONS
          The Company has obtained insurance through an agency owned by one of its founding stockholders/directors. Insurance expense paid through the agency for the three months ended March 31, 2010 and 2009 was approximately $33,000 and $42,000, respectively, and $78,000 and $65,000 respectively for the six months ended March 31, 2010 and 2009, and is included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations.
          Under a marketing agreement with a company owned by the spouse of Beacon’s president, we provide procurement and installation services as a subcontractor. We earned revenue of approximately $50,500 and $30,000 for procurement and installation services provided under this marketing agreement for the three months ended March 31, 2010 and 2009, respectively. For the six months ended March, 31, 2010 and 2009, respectively we earned revenue of approximately $55,000 and $393,000 for procurement and installation services provided under this marketing agreement. As of March 31, 2010 and 2009, respectively, we had accounts receivable of approximately $153,000 and $86,000 with respect to this marketing agreement.
NOTE 5 — COMMITMENTS AND CONTINGENCIES
Employment Agreements
     The Company has entered into at will employment agreements with four of its key executives with no specific expiration dates that provide for aggregate annual compensation of $700,000 and up to $1,180,000 of severance payments for termination without cause.

Operating Leases
          The Company has entered into operating leases for office facilities in Louisville, KY, Columbus, OH, Cincinnati, OH, Altendorf, Switzerland and Prague, Czech Republic. A summary of the minimum lease payments due on these operating leases exclusive of the Company’s share of operating expenses and other costs:

2011	$118,876
2012	36,000
2013	36,000
2014	9,000

$199,876

Engagement of Investor Relations Firm
          On January 20, 2009, we engaged an investor relations firm to aid us in developing a marketing plan directed at informing the investing public as to our business and increasing our visibility to FINRA registered broker/dealers, the investing public and other institutional investors and fund managers. On June 5, 2009 our Board of Directors authorized us to issue 150,000 shares of common stock to the same investor relations firm subject to the attainment of certain performance conditions. The performance based share arrangement supersedes the previous agreement entered into on January 20, 2009. For the three months ended March 31, 2010 no shares were deemed to have been earned as of the date of issuance. For the six months ended March 31, 2010 50,000 shares with an aggregate fair value of $44,500 were deemed to have been earned as of the date of issuance. The common stock issued under this agreement was recorded as professional fees expense using the measurement principles enumerated under ASC 505 “Equity-Based Payment to Non-Employee”. The contract has a 12 month term and can be terminated upon 30 days notice.
          On December 17, 2009, we engaged another investor relations firm for a twenty four month period providing for compensation payable in common shares. For the six months ended March 31, 2010 we issued 50,000 shares of fully vested non-forfeitable common stock under this agreement with an aggregate fair value of $45,000 for which we recorded a charge of $3,750.
Consulting Agreement
          On December 1, 2009 we entered into two 36 month consulting agreements issuing an aggregate of 2,500,000 consulting warrants. The warrants, issued on December 1, 2009 were fully vested upon issuance and have a fair value of $914,875, as determined using the Black Scholes model with assumptions indicated in the table below, as of March 31, 2010 of which we will recognize investor relations expense ratably over 36 month term. For the three and six months ended March 31, 2010 we recorded approximately $76,000 and $102,000 investor relation expense related to these agreements.

		Expected					Risk-Free	Value	Amount to be
Issuance	Warrants	Life	Strike	Stock		Dividend	Interese	per	charged to
Date	Issued	(days)	Price	Price	Volatility	Yield	Rate	Option	compensation

12/1/2009	1,500,000	1,825	$1.00	$0.81	66.34%	0%	2.03%	$0.42	$627,600
12/1/2009	250,000	1,825	$1.50	$0.81	66.34%	0%	2.03%	$0.34	$85,525
12/1/2009	250,000	1,825	$2.00	$0.81	66.34%	0%	2.03%	$0.29	$72,275
12/1/2009	250,000	1,825	$2.25	$0.81	66.34%	0%	2.03%	$0.27	$67,025
12/1/2009	250,000	1,825	$2.50	$0.81	66.34%	0%	2.03%	$0.25	$62,450

	2,500,000								$914,875

NOTE 6— STOCKHOLDERS’ EQUITY
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
Preferred Stock
          Each share of Series A, Series A-1 and Series B preferred has voting rights equal to an equivalent number of common shares into which it is convertible. The holders of the Series A and Series A-1 are entitled to receive contractual cumulative dividends in preference to any dividend on the common stock at the rate of 10% per annum on the initial investment amount commencing on the date of issue. The holders of the Series B are entitled to receive contractual cumulative dividends in preference to any dividend on the common stock (but subject to the rights of the Series A and Series A-1) at the rate of 6% per annum on the initial investment amount commencing on the date of issue. Such dividends are payable on January 1, April 1, July 1 and October 1 of each year. Dividends accrued but unpaid on March 31, 2010 are $34,651,904 for Series A, $16,592 for Series A-1 and $52,854 for Series B, respectively.
          The Series A, A-1 and B Preferred Stock also contains a right of redemption in the event of liquidation or a change in control. The redemption feature provides for payment of 125% of the face value and plus any accrued unpaid dividends in the event of bankruptcy, change of control, or any actions to take the Company private. The amount of the redemption preference is $471,280, $548,727 and $941,068 for the Series A, A-1, and B preferred, respectively, as of March 31, 2010.
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
          We evaluate convertible preferred stock at each reporting date for appropriate balance sheet classification.
Preferred Stock Dividend
          We follow the guidelines of ASC 505 Dividends and Stock Splits when accounting for pay-in-kind (“PIK”) dividends that are settled in convertible securities with beneficial conversion features. Therefore, we recorded $43,591 and $106,792 as deemed dividends for the three months ended March 31, 2010 and 2009, respectively, related to the conversion feature based on the difference between the effective conversion price of the conversion option and the fair value of the common stock on the PIK election dates. For the six months ended March 31, 2010 and 2009 we recorded $69,020 and $187,139, respectively as deemed dividends related to the conversion feature based on the difference between the effective conversion price of the conversion option and the fair value of the common stock on the election dates.
Preferred Stock Conversions to Common Stock
          For the six months ended March 31, 2010, holders of our Preferred Stock elected to convert 1,680.56 shares of Series A and 351.18 shares of A-1 Preferred Stock into 2,246,924 and 468,236 shares of our common stock, respectively.
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
          The September Common Offering expired on December 15, 2009. During the six months ended March 31, 2010, we sold 3,795,295 Common Units to accredited investors for net proceeds of $2,398,126 (gross proceeds of $2,982,000 less offering costs of $583,874). We issued to certain agents who represented us in sales of the units, warrants to purchase 448,500 shares of our common stock.
               The Common Offering Warrants issued to agents and investors in this transaction each have a five year exercise period and an exercise price of $1.00 per share of Common Stock, payable in cash on the exercise date or cashless conversion if a registration statement or current prospectus covering the resale of the shares underlying the Common Offering Warrants is not effective or available at any time more than six months after the date of issuance of the Common Offering Warrants. The warrants feature standard anti dilution provisions for stock splits, stock dividends and similar types of recapitalization events. These warrants also featured weighted average price protection for subsequent issuances of equity securities at prices more favorable than the exercise price stipulated in these warrants. This provision was rescinded during the six months ended March 31, 2010, for additional information see the Derivative Financial Instruments disclosure below. In addition, the Company has agreed to use its best efforts to file a registration statement for the resale of any all shares issued and shares underlying common stock purchase warrants issued in these private placements. These registration rights do not provide for the Company to incur any penalties for its failure to file, cause or maintain the effectiveness of such registration statements; however, the Company is subject to a penalty in the amount of 2% of the gross proceeds per month in the event it fails to maintain compliance with the Exchange Act reporting requirements. The Company believes it is probable that it will not incur any such penalties.
Cashless Warrant conversions
               For the six months ended March 31, 2010 holders of 1,597,007 Common Stock Warrants elected to exercise the cashless conversion options thereby redeeming for 450,072, including 432,259 shares issued upon the exercise of 1,512,907 warrants as described below.
Derivative Financial Instruments
                    As described in Note 1, we were required to adopt certain changes in the derivative accounting rules that required us to (i) reclassify certain common stock purchase warrants we issued in financing transaction completed prior to October 1, 2009 from stockholders equity to liabilities at fair value as of October 1, 2009, (ii) record all new issuances of derivatives that do not have fixed settlement provisions as liabilities and (iii) mark to market all such derivatives to fair value through March 30, 2010, which immediately precedes the date on which the removal of anti-dilution provisions in our derivative financial instruments became effective.
                    Effective October 1, 2009 the Company reclassified the fair value of all common stock purchase warrants issued prior to October 1, 2009 from equity to liabilities at their aggregate fair value of $4,627,530. We recorded a corresponding charge to the accumulated deficit to recognize the cumulative effects of having adopted this accounting policy. We calculated the adoption date fair values these derivatives using the Black-Scholes option pricing model with the following weighted average assumptions:

October 1
2009
Expected Life	3.72
Risk-free interest rate	2.20%
Dividend Yield	0%
Volatility	66.34%
Warrants issued with private placements	9,979,577
Fair value of warrants	$4,627,530
We also performed a classification assessment of the common stock warrants issued to investors and agents in the common units offering described above on their respective dates of issuance. We determined that the common stock purchase warrants, as originally issued, did not contain fixed settlement provisions because the strike price was subject to adjustment in the event we subsequently issued equity securities or equity linked securities with exercise prices lower than the exercise price in these warrants. Accordingly, we allocated $1,094,240 of the offering proceeds to the fair value of the warrants on their respective dates of issuance and recorded them as liabilities in our condensed consolidated balance sheet through the date on which the removal of anti-dilution provisions in our derivative financial instruments became effective. We calculated the issuance date fair values of these derivatives using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected Life	5
Risk-free interest rate	2.69%
Dividend Yield	0%
Volatility	66.34%
Weighted average unit fair value	$0.47
          On March 8, 2010 the Company announced an offer to the holders of its warrants that contain anti-dilution protection providing them with the option of (i) exercising their warrants for cash at discount of $0.10 off the contractual exercise price, (ii) exercising their warrants pursuant to a cashless exercise provision at the contractual exercise price (which results in a net share settlement), or (iii) consent to the elimination of the anti-dilution protection clause that caused the warrants to not be indexed to the Company’s own stock. As of March 31, 2010, a required majority of warrant holders consented to the removal of anti-dilution provisions which resulted in the elimination of such anti-dilution provisions.

On March 30, 2010, immediately prior to the completion of our offer to the warrant holders, we marked all remaining derivative financial instruments to fair value, including the warrants exercised for cash at a discount of $0.10 off the contractual exercise price. The aggregate fair value of all such warrants amounted to $10,094,782. We calculated the fair values of these derivatives using the Black-Scholes option pricing model with the following weighted average assumptions:

March 30,
2010
Expected Life	3.88
Risk-free interest rate	2.55%
Dividend Yield	0%
Volatility	65.40%
Warrants issued with private placements (including 3,375,375 with a discounted exercise price of $0.10 per share)	12,291,827
Fair value of warrants	$10,094,782
               As of March 31, 2010, pursuant to this offer the Company the Company issued 3,375,375 shares of common stock to those warrant holders who elected to exercise these instruments for cash at a $0.10 discount from the contractual exercise price. Net proceeds from these exercises amounted $2,418,860 (gross proceeds of $3,037,637 less costs of $618,777). Approximately $332,000 of the gross proceeds were received subsequent to March 31, 2010. The Company also issued 432,259 net shares of common stock to warrant holders electing to exercise 1,512,907 warrants pursuant to the cashless exercise alternative.
On March 31, 2010, we reclassified the warrant liability on our balance sheet to stockholders’ equity. The difference between the aggregate fair value of the warrants reclassified to liabilities on October 1, 2009, which amounted to $10,094,782, and the total fair value of warrants reclassified to liabilities on October 1, 2009 and warrants issued during the six months ended March 31, 2010 amounted to approximately $4,300,000 and is reflected as the change in fair value of warrants in the accompanying condensed consolidated statement of operations for the three and six months ended March 31, 2010.

Issuance of non-employee compensatory options
          On November 12, 2009 in consideration for retaining an outside consultant to support our Human Resource department, we granted an option to purchase 100,000 shares of Common Stock, vesting ratably over a 20 month period, to the consultant. We calculated the fair value of the options using the Black-Scholes option pricing model with the following assumptions: Stock price — $.90, Volatility — 66.34%, Risk —free interest rate — 2.28%, Expected life — 120 months and Dividend yield — 0.00%, resulting in a fair value determination of $30,480, to be recognized over a 20 month period. For the three and six months ending March 31, 2010 we recognized share based compensation expense of $3,145 related to these options.
NOTE 7 — INCOME TAXES
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
For the three months ended March 31, 2010 we recorded a net income tax benefit of $120,857 comprised of the following:

	Beacon North	BESG Ireland
	America	Ltd	Beacon AG	Beacon CZ	Consolidated

Net income (loss)	$(5,433,285)	$(623,735)	$27,961	$17,272	$(6,011,787)
Tax rate	1%	25%	8%	19%

Tax expense (benefit)	$29,567	$(155,921)	$2,216	$3,281	$(120,857)

          For the six months ended March 31, 2010 we recorded a net income tax benefit of $84,246 comprised of the following:

	Beacon North	BESG Ireland
	America	Ltd	Beacon AG	Beacon CZ	Consolidated

Net income (loss)	$(6,572,129)	$(468,433)	$17,411	$17,271	$(7,005,880)
Tax rate	0%	25%	0%	19%

Tax expense (benefit)	$29,567	$(117,094)	$—	$3,281	$(84,246)

          For Beacon North America we did not recognize a tax benefit due to the aforementioned net operating loss carryforwards and related valuation allowance.
          The tax charge for Beacon North America represents an increase in the deferred tax liability for tax deductible goodwill, which has an indefinite life and is therefore not being netted against other deferred tax assets with finite lives.
NOTE 8 — EMPLOYEE BENEFIT PLANS
Stock Options and Other Equity Compensation Plans
          On January 22, February 5 and March 22, 2010, our Board of Directors authorized the Company to grant employee stock options to purchase 60,000, 200,000 and 25,000 shares of common stock respectively. We calculated the fair value of the options using the Black-Scholes option pricing model with the following assumptions:

	January 22,	February 5,	March 22,
	2010	2010	2010
Stock Price	1.07	1.07	1.38
Expected Life	6.5	6.5	6.5
Volatility	65.40%	65.40%	65.40%
Risk-free interest rate	2.23%	2.65%	2.36%
Dividend Yield	0%	0%	0%
Fair value of options	$0.67	$0.67	$0.86
          We recognized non-cash share-based compensation expenses as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009

Non-Cash Share-Based Compensation Expense
Restricted Stock	$9,761	$44,119	$54,862	$89,220
Stock Options	230,727	54,883	430,683	61,870

Total Stock Compensation Expense	$240,488	$99,002	$485,545	$151,090

          A summary of the status of our stock option plan and the changes during the six months ended March 31, 2010 is presented in the table below:

				Weighted
				Average
		Weighted		Remaining
	Number	Average	Intrinsic	Contractual
	Of Options	Exercise Price	Value	Life
Options Outstanding at October 1, 2009	3,200,900	$1.19
Granted	285,000	$1.10
Forfeited	(10,700)	$(0.91)

Options Outstanding at March 31, 2010	3,475,200	$1.18	0.38	9.13

Exercisable, March 31, 2010	111,733	$1.21	0.92	8.57

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
          Shares granted vest 33% annually as of the anniversary of the grant through 2011 and carry a ten year contractual term, as of March 31, 2010 181,968 shares were vested. As of March 31, 2010, there was approximately $1,842,000 in non-cash share-based compensation cost related to non-vested awards not yet recognized in our consolidated statements of operations. This cost is expected to be recognized over the weighted average remaining vesting period of 2.3 years. For the six months ended March 31, 2010, 285,000 options were granted, 10,700 options were forfeited and no options were exercised.
Restricted Stock
          Prior to adoption of the 2008 Incentive Plan, on December 5, 2007, we issued 782,250 shares of restricted common stock with an aggregate fair value of $666,873 to our president in exchange for $156. Immediately upon the sale 150,000 shares vested with the remaining shares vesting in quantities of 210,750 shares on each of December 20, 2008, 2009 and 2010. We recognized $9,762 and $44,119 of share-based compensation expense during the three months ended March 31, 2010 and 2009, respectively, in connection with this grant. We recognized $54,863 and $89,220 of share-based compensation expense during the six months ended March 31, 2010 and 2009, respectively, in connection with this grant. Unamortized compensation under this arrangement amounted to $166,228 as of March 31, 2010 and will be amortized over the remaining vesting period through December 20, 2010. The shares vest immediately upon our termination of the Executive’s employment without cause or the Executive’s resignation if in response to certain defined actions taken by us adverse to Executive’s employment which constitute good reason as defined in the Executive’s employment agreement. In the event of termination for cause, or resignation without good reason, we have the right to repurchase any unvested shares for nominal consideration.
Note 9 — Segment Reporting
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
          The Company is organized primarily on the basis of operating units which are segregated by geography in the United States (“U.S.”) and Europe, for the three months ended March 31, 2010 our segment results are as follows:

	United States	Europe	Total
Net Sales	2,333,840	9,437,847	11,771,687
Loss from Operations	(1,076,855)	(588,792)	(1,665,647)
Interest Expense	(7,184)	(251)	(7,435)
Change in fair value of warrants	(4,349,296)	—	(4,349,296)
Interest and Other Income	—	10,591	10,591
Depreciation and Amortization	(170,272)	(25,910)	(196,182)
Net Loss	(5,462,902)	(428,028)	(5,890,930)

Assets	10,992,660	7,124,451	18,117,111
Goodwill	2,791,648	265,390	3,057,038
Intangible Assets	3,111,228	488,282	3,599,510

          For the six months ended March 31, 2010 our segment results were as follows:

	United States	Europe	Total

Net Sales	4,594,784	15,746,547	20,341,331
Loss from Operations	(2,006,751)	(444,062)	(2,450,813)
Interest Expense	(192,366)	(618)	(192,984)
Change in fair value of warrants	(4,373,012)	—	(4,373,012)
Interest and Other Income	—	10,929	10,929
Depreciation and Amortization	(333,406)	(54,872)	(388,278)
Net Loss	(6,601,696)	(319,938)	(6,921,634)
          In our European operations 72% and 79% of the net sales was generated by one customer for the three and six months ended March 31, 2010, while in North America one customer accounted for approximately 55% and 50% of net sales, respectively.
NOTE 10 — SUBSEQUENT EVENTS
Extension of Warrant Offering
          Subsequent to March 31, 2010, the Company received net proceeds of $1,207,321 (gross proceeds of $1,409,241 less costs of $201,920), and issued 1,478,356 shares of common stock related to the Warrant Offering.
          Management has evaluated all subsequent events or transactions occurring through the date the financial statements were issued.

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
          On July 29, 2009 we completed the acquisition of Symbiotec Solutions AG located outside Zurich, Switzerland. This has been renamed Beacon Solutions AG, relocated to a new facility in Altendorf, and engaged in a number of projects supporting our global accounts.
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
Results of Operations
          For the three and six months ended March 31, 2010 and 2009
          Operations for the three and six months ended March 31, 2010 include our fully consolidated European operations, which began in the fourth quarter of the fiscal year ended September 30, 2009. In order to best discuss and compare operations for the three and six month periods ended March 31, 2010 and 2009 our North American and European operations will be presented and discussed separately.
North American Operations

	For the three months ended March 31,					For the six months ended March 31,
	2010		2009			2010		2009
	North America		North America		change	North America		North America		change

Net Sales	2,333,840	100%	2,277,877	100%	55,963	4,594,784	100%	4,079,085	100%	515,699
Cost of Goods Sold	245,584	11%	767,045	34%	(521,461)	728,388	16%	1,430,920	35%	(702,532)
Cost of Services	993,281	43%	625,179	27%	368,102	1,934,749	42%	1,277,924	31%	656,825

Gross Margin	1,094,975	47%	885,653	39%	209,322	1,931,647	42%	1,370,241	34%	561,406

Operating expense
Salaries and Benefits	1,199,229	51%	1,018,946	45%	180,283	2,239,859	49%	1,922,587	47%	317,272
Selling, General and Administrative	972,601	42%	847,932	37%	124,669	1,698,539	37%	1,524,016	37%	174,523

(Loss) Income from Operations	(1,076,855)	NM	(981,225)	NM	(95,630)	(2,006,751)	NM	(2,076,362)	NM	69,611

Interest Expense	(7,184)		(226,632)		219,448	(192,366)		(439,969)		247,603
Change in Fair Value of Warrants	(4,349,296)				(4,349,296)	(4,373,012)				(4,373,012)
Interest and Other Income			195		(195)			362		(362)

Net (Loss) Income before taxes	(5,433,335)		(1,207,662)		(4,225,673)	(6,572,129)		(2,515,969)		(4,056,160)

Income taxes	(29,567)		—		(29,567)	(29,567)		—		(29,567)

Net (Loss) Income	(5,462,902)		(1,207,662)		(4,255,240)	(6,601,696)		(2,515,969)		(4,085,727)

          Net sales from our North American operations the three months ended March 31, 2010 and 2009 was approximately $2,334,000 and $2,278,000, consisting of approximately $441,000 and $836,000 of engineering and design services, $203,000 and $232,000 of managed services, and $1,690,000 and $1,210,000 of business telephone and data system installations, infrastructure, Information Transport Systems Managed Services, and time and materials services. Net sales from our North American operations the six months ended March 31, 2010 and 2009 was approximately $4,595,000 and $4,079,000, consisting of approximately $808,000 and $1,276,000 of engineering and design services, $518,000 and $460,000 of managed services, and $3,269,000 and $2,343,000 of business telephone and data system installations, infrastructure, Information Transport Systems Managed Services, and time and materials services
          Cost of goods sold for the three months ended March 31, 2010 and 2009 amounted to approximately $1,239,000 and $1,392,000, and consisted of approximately $246,000 and $767,000 of equipment and materials used in business telephone systems installations, infrastructure, information transport systems and time and material parts used in services, $544,000 and $447,000 of direct labor, $98,000 and $85,000 of direct project related costs, and $351,000 and $93,000 of subcontractor fees incurred in providing services. The cost of goods sold components comparison displays the changing product mix in North America from high cost, labor intensive regional phone system sales, installation and support to an infrastructure and Information Transport Systems product offering, accounted for as Time and Material Contracts. The result being lower cost of goods sold and gross margin improvement. Cost of goods sold for the six months ended March 31, 2010 and 2009 amounted to approximately $2,663,000 and $2,709,000, and consisted of approximately $728,000 and $1,431,000 of equipment and materials used in business telephone systems installations, infrastructure, I3MAC and time and material parts used in services, $1,113,000 and $915,000 of direct labor, $240,000 and $181,000 of direct project related costs, and $582,000 and $182,000 of subcontractor fees incurred in providing services. The cost of goods sold components comparison displays the changing product mix in North America from high cost, labor intensive regional phone system sales, installation and support to an infrastructure and Information Transport Systems product offering, accounted for as Time and Material Contracts. The result being lower cost of goods sold and gross margin improvement.
          Salaries and benefits of approximately $1,199,000 and $1,019,000 for the three months ended March 31, 2010 and 2009 consisted of salaries and wages of approximately $635,000 and $734,000, commissions and bonuses of $14,000 and $54,000, benefits of $175,000 and $123,000, payroll taxes of $131,000 and $108,000. Non-cash share-based compensation of $244,000 and $153,000 related primarily to stock options granted during these periods is included in salaries and wages. Salaries and benefits of approximately $2,240,000 and $1,923,000 for the six months ended March 31, 2010 and 2009 consisted of salaries and wages of approximately $1,235,000 and $1,223,000, commissions and bonuses of $61,000 and $113,000, benefits of $241,000 and $250,000, payroll taxes of $214,000 and $183,000. Non-cash share-based compensation of $489,000 and $154,000 related primarily to stock options granted during the period is included in salaries and wages.
          Selling, general and administrative expense for the three months ended March 31, 2010 and 2009 of approximately $973,000 and $848,000 include approximately $462,000 and $303,000 of accounting, investor relations and professional fees, $30,000 and $34,000 of bad debt expense, $42,000 and $40,000 of rent expense, $85,000 and $48,000 of telecommunications and data related expenses, $178,000 and $44,000 of travel related expenses, $61,000 and $0 of recruiting expense, $13,000 and $19,000 for fuel and vehicle expenses, and approximately $33,000 and $31,000 of expenses related to business insurance, $18,000 and $45,000 of miscellaneous outside services, depreciation and amortization of $170,000 and $150,000, and $215,000 and $134,000 of other administrative services. These costs were offset by a corporate royalty of $334,000 and $0 charged to the European business for administrative functions provided and is eliminated upon consolidation. Selling, general and administrative expense for the six months ended March 31, 2010 and 2009 of approximately $1,699,000 and $1,524,000 include approximately $839,000 and $478,000 of accounting, investor relations and professional fees, $67,000 and $71,000 of bad debt expense, $90,000 and $90,000 of rent expense, $173,000 and $102,000 of telecommunications and data related expenses, $216,000 and $89,000 of travel related expenses, $78,000 and $0 of recruiting expense, $26,000 and $34,000 for fuel and vehicle expenses, and approximately $78,000 and $73,000 of expenses related to business insurance, $33,000 and $66,000 of miscellaneous outside services, depreciation and amortization of $333,000 and $302,000 and $324,000 and $219,000 of other administrative services. These costs were offset by a corporate royalty of $558,000 and $0 charged to the European business for administrative functions provided and is eliminated upon consolidation

               Interest expense of approximately $7,200 and $227,000 for the three months ended March 31, 2010 and 2009, includes interest related to our Bridge Notes in addition to the notes payable issued in connection with our Phase I Acquisitions, the significant reduction of which is due to repayment of the loans. Non-cash interest expense related to the accretion of the Bridge Notes to face value, warrants issued in exchange for certain financing arrangements, and the vesting of contingent bridge warrants was approximately and $0 and $52,000 for the three months ended March 31, 2010 and 2009. Additionally, we recognized approximately $0 and $62,000 related to warrants earned in connection with the Put Right. Additionally we recognized approximately $4,349,000 and $0 of non-cash expense related to the change in fair value of warrants with anti-dilution features. Interest expense of approximately $192,000 and $440,000 for the six months ended March 31, 2010 and 2009, includes interest related to our Bridge Notes in addition to the notes payable issued in connection with our Phase I Acquisitions. Non-cash interest expense related to the accretion of the Bridge Notes to face value, warrants issued in exchange for certain financing arrangements, and the vesting of contingent bridge warrants was approximately and $9,000 and $278,000 for the six months ended March 31, 2010 and 2009. Additionally we recognized approximately $4,373,000 and $0 of non-cash expense related to the change in fair value of warrants with anti-dilution features.
European Operations

	For the three months ended March 31,			For the six months ended March 31,
	2010		2009	2010		2009
	Europe		Europe	Europe		Europe

Net Sales	9,437,847	100%	—	15,746,547	100%	—
Cost of Goods Sold	7,372,390	78%	—	12,323,500	78%	—
Cost of Services	544,875	6%	—	974,784	6%	—

Gross Margin	1,520,582	16%	—	2,448,263	16%	—

Operating expense
Salaries and Benefits	976,569	10%	—	1,246,971	8%	—
Selling, General and Administrative	1,132,805	12%	—	1,645,354	10%	—

(Loss) Income from Operations	(588,792)	NM	—	(444,062)	NM	—

Interest Expense	(251)		—	(618)		—
Change in Fair Value of Warrants
Interest and Other Income	10,591		—	10,929		—

Net (Loss) Income before taxes	(578,452)		—	(433,751)		—

Income taxes	150,424		—	113,813		—

Net (Loss) Income	(428,028)		—	(319,938)		—

          Our expansion into Europe, which began in the fourth quarter of the fiscal year ended September 30, 2009, has generated net sales of approximately $9,438,000 for the three months ended March 31, 2010 consisting of approximately $8,418,000 of construction type contacts accounted for using the percentage of completion method of accounting, $861,000 of professional services, and $159,000 of time and material services. For the six months ended March 31, 2010, our European operations have generated net sales of approximately $15,747,000 consisting of approximately $14,044,000 of construction type contacts accounted for using the percentage of completion method of accounting, $1,473,000 of professional services, and $230,000 of time and material services.
          Cost of goods sold for the three months ended March 31, 2010 amounted to approximately $7,917,000 and consisted of primarily of materials costs of approximately $7,372,000 and direct project related costs of $545,000. For the six months ended March 31, 2010, cost of goods sold amounted to approximately $13,298,000 and consisted of primarily of materials costs of approximately $12,323,000 and direct project related costs of $975,000.
          Salaries and benefits of approximately $977,000 for the three months ended March 31, 2010 consisted of salaries and related benefits. For the six months ended March 31, 2010, salaries and benefits of approximately 1,247,000 consisted of salaries and related benefits. The increase over the past three months ended March 31, 2010 versus the three months ended December 31, 2009 reflects our growing footprint in Europe as we ramp up personnel to continue the market penetration.

          Selling, general and administrative expense for the three months ended March 31, 2010 was approximately $1,133,000, include approximately $347,000 of accounting and professional fees primarily related to the organization of the European operations, $93,000 of travel related expenses, $38,000 of recruiting expenses, $72,000 or rent and other office related supplies, $47,000 of telecommunications and data related expenses, depreciation and amortization of $26,000 and $176,000 miscellaneous other expenses incurred to establish operations. Additionally a corporate royalty of $334,000 charged to the European business for administrative functions provided by the North American corporate office is recorded and eliminated upon consolidation. Selling, general and administrative expense for the six months ended March 31, 2010 was approximately $1,645,000, include approximately $497,000 of accounting and professional fees primarily related to the organization of the European operations, $142,000 of travel related expenses, $38,000 of recruiting expenses, $87,000 or rent and other office related supplies, $64,000 of telecommunications and data related expenses, depreciation and amortization of $55,000 and $204,000 miscellaneous other expenses incurred to establish operations. Additionally a corporate royalty of $558,000 charged to the European business for administrative functions provided by the North American corporate office is recorded and eliminated upon consolidation.
Liquidity and Capital Resources
               For the six months ended March 31, 2010, we incurred a net loss of approximately $6.9 million, which includes a mark to market adjustment on the fair value of common stock purchase warrants of $4.4 million, and used cash in operations of approximately $0.4 million for the six months ended March 31, 2010. Our accumulated deficit amounted to approximately $28.0 million. We had cash and cash equivalents of $3.4 million at March 31, 2010 and working capital of $1.2 million.
          The results for the six months ended March 31, 2010 contain a six months of results from our European operations which generated sales of approximately $15.7 million with a gross margin of 16%. The European margin is less than our traditional business as it represents a new service offering, project management of the design and construction of a data center, which is included within our professional services segment. To support our growth in the European marketplace we have incurred additional expense to build the infrastructure and personnel to continue the growth and market penetration resulting in a net loss of $0.4 million for the three months ended March 31, 2010 versus a net income of $0.1 million the three months ended December 31, 2009.
          Operations in the US grew 13% for the six months ended March 31, 2010 versus 2009 with the growth lead by our Information Transport Systems Managed Services, which is included with the Time and Material Contracts in Note 1, accounting for revenue of approximately $2.3 million. This also contributed to our North American gross margin growth to 42% from 34% for the six months ended March 31, 2010 and 2009, respectively. The North American margin gain can be attributed to changing our product mix away from phone and data systems sales and support, which are material and labor intensive, to higher margin telecommunications and technology systems infrastructure and managed services which involve a higher level of professional services and significantly reduced material requirements.
          For the six months ended March 31, 2010, net cash used in operating activities of approximately $0.4 million consisted primarily of a net loss of approximately $6.9 million, an increase in costs and estimated earnings in excess of billings on uncompleted contracts of $1.7 million and an increase in prepaid expenses and other current assets of $0.8 million contributed to cash consumption. Additionally, a mark to market adjustment on the fair value of common stock purchase warrants of $4.3 million, an increase in accounts payable of $2.1 million, accrued expenses of $0.9 million, non-cash expenses of $1.2 million and decrease in various other assets of $0.5 million offset the cash usage.
          Cash used in investing activities consisted of capital expenditures of $0.5 million related to our overall expansion
          Cash provided by financing activities of approximately $3.9 million was derived primarily from approximately $2.4 million of net proceeds from the sale of common stock (gross proceeds of approximately $3.0 million less placement costs of approximately $0.6 million), net proceeds from warrant conversions of $2.1 million (gross proceeds of $3.0 million, of which $0.3 million was in transit and received subsequent to March 31, 2010, less costs of $0.6 million), proceeds of $0.5 million from issuance of short term notes, and offset by repayments of bridge, convertible and note payables of $1.1 million.

          On October 19, 2009, we announced an authorization to proceed with providing global network infrastructure services to one of our Fortune 100 customers under a three year agreement worth approximately $27 million in revenue, as of March 31, 2010 we have recognized $1.5 million of revenue related to this engagement.
          On November 11, 2009, we announced a $24.8 million data center construction management engagement beginning immediately with the first phase, worth approximately $13.0 million in revenue, as of March 31, 2010 we have recognized $12.4 million of revenue related to this project.
               Based on the recent progress we made in the execution of our business plan and $1.2 million of proceeds received subsequent to March 31, 2010 from the extended warrant offering, we believe that our currently available cash, the proceeds of our equity financing activities, and funds we expect to generate from operations will enable us to effectively operate our business and repay our debt obligations as they become due through January 1, 2011. However, we will require additional capital in order to execute our long term business plan. If we are unable to raise additional capital, or encounter unforeseen circumstances that place constraints on our capital resources, we will be required to take various measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing our business development activities, suspending the pursuit of our business plan, and controlling overhead expenses. We cannot provide any assurance that we will raise additional capital. We have not secured any commitments for new financing at this time, nor can we provide any assurance that new financing will be available to us on acceptable terms, if at all.
Off-Balance Sheet Arrangements
          We have four operating lease commitments for real estate used for office space and production facilities.

Contractual Obligations as of March 31, 2010
          The following is a summary of our contractual obligations as of March 31, 2010:

Contractual Obligations	Total	2011	2012	2013	2014	Thereafter
Long-term debt obligations	$1,016,754	$776,289	$240,465	$—	$—
Interest obligations (1)	39,010	30,875	8,135	—	—
Operating lease obligations (2)	199,876	118,876	36,000	36,000	9,000

	$1,255,640	$926,040	$284,600	$36,000	$9,000	$—

(1)	Interest obligations assume Prime Rate of 3.25% at March 31, 2010. Interest rate obligations are presented through the maturity dates of each component of long-term debt.

(2)	Operating lease obligations represent payment obligations under non-cancelable lease agreements classified as operating leases.
          Dividends on Series A and A-1 Preferred Stock are payable quarterly at an annual rate of 10% and Series B Preferred Stock is payable quarterly at an annual rate of 6%, in cash or the issuance of additional shares of Series A, A-1, and B Preferred Stock, at our option. If we were to fund dividends accruing during the twelve months ended March 31, 2010 in cash, the total obligation would be $315,600 based on the number of shares of Series A, A-1 and B Preferred Stock outstanding as of March 31, 2010.
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
Employees
          Beacon currently employs approximately 110 people, 87 in the Columbus, OH, Louisville, KY, Raritan, NJ and Cincinnati, OH markets. Beacon currently employs 15 people in Siebnen, Switzerland and 8 in Prague, Czech Republic. None of Beacon’s employees is subject to a collective bargaining agreement.
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
Certain Relationships and Related Party Transactions
          The Company has obtained insurance through an agency owned by one of its founding stockholders/directors. Insurance expense paid through the agency for the three months ended March 31, 2010 and 2009 was approximately $33,000 and $42,000, respectively, and is included in selling, general and administrative expense in the accompanying condensed consolidated statement of operations. For the six months ended March 31, 2010 and 2009 insurance expense paid the agency was approximately $78,000 and $65,000, respectively, and is included in selling, general and administrative expense in the accompanying condensed consolidated statement of operations.
          Under a marketing agreement with a company owned by the wife of Beacon’s president, we provide procurement and installation services as a subcontractor. We earned revenue of approximately $50,500 and $30,000 for procurement and installation services provided under this marketing agreement for the three months ended March 31, 2010 and 2009, respectively. For the six months ended March 31, 2010 and 2009, respectively, we earned revenue of approximately $55,000 and $393,000 for procurement and installation services provided under this marketing agreement.

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
ITEM 4. CONTROLS AND PROCEDURES
          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated and communicated to our executive officers to allow timely decisions regarding required disclosure. As of March 31, 2010, our Chief Executive Officer, who acts in the capacity of principal executive officer and our Chief Financial Officer who acts in the capacity of principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2010, based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.
DISCLOSURE CONTROLS AND INTERNAL CONTROLS
          Disclosure controls are designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that our transactions are properly authorized, recorded and reported and our assets are safeguarded against unauthorized or improper use, to permit the preparation of our financial statements in conformity with generally accepted accounting principles, including all applicable SEC regulations.
          Through December 31, 2009, management of our Company had reported at previous dates of assessment that we identified various deficiencies in our accounting processes and procedures that constitute a material weakness in internal control over financial reporting and disclosure controls. We took certain steps during the year ended September 30, 2009 to correct previously reported material weaknesses that include, among other things, consolidating all legacy systems into a single unified accounting system, hiring additional personnel and undertaking the process of documenting our controls; however, we still need to make substantial progress in these areas before we can definitively conclude that we have remediated our material weaknesses.
          Management has specifically observed that the Company’s accounting systems and current staffing resources in the Company’s finance department are currently insufficient to support the complexity of our financial reporting requirements. The Company has in the past, and is continuing to experience difficulty in (i) closings its books and records at quarterly and annual reporting periods on a timely basis, (ii) generating data in a form and format that facilitates the timely analysis of information needed to produce financial reports and (iii) applying complex accounting and financial reporting disclosure rules as required under various aspects of GAAP and SEC reporting regulations such as those relating to accounting for business combinations, stockholders equity transactions, derivatives and income taxes. The Company also has limited segregation of duties and it is becoming increasingly necessary for the Company to divide certain custodial, recordkeeping and authorization functions between its Chief Financial Officer, Controller, and supporting staff to mitigate the risk of material misstatements.

          We believe that our internal control risks are sufficiently mitigated by the fact that our Chief Executive Officer and Chief Financial Officer review and approve substantially all of our major transactions and we have, when needed, hired outside experts to assist us with implementing complex accounting principles. We believe that our weaknesses in internal control over financial reporting and our disclosure controls relate in part to the fact that we are an emerging business with limited personnel. Management and the audit committee of the Board of Directors believe that the company must allocate additional human and financial resources to address these matters. Accordingly, the Company has begun the process of monitoring its current reporting systems and its personnel and recently hired a corporate controller to support the Company in its compliance process. The Company intends to continue making necessary changes until its material weaknesses are remediated.
Changes in Internal Control Over Financial Reporting
          There were no changes in our internal control over financial reporting during our last fiscal quarter that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     None.
ITEM 4. Removed and Reserved.
ITEM 5. Other Information
          Richard C. Mills, the president of the Company, resigned effective May 15, 2010. Pursuant to the separation agreement with the Company, 210,750 additional shares of restricted common stock granted on December 5, 2007 were vested and the option granted on May 8, 2009 became exercisable with respect to 500,000 shares of common stock for a five year period beginning on the effective date of the termination.
ITEM 6. EXHIBITS
31.1	Certification of Principal Executive Officer, pursuant to Rules 13a-14(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Rules 13a-14(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 17, 2010	Beacon Enterprise Solutions Group, Inc.
	By:	/s/ Bruce Widener
Bruce Widener
Chief Executive Officer and Chairman of the Board of Directors and

Date: May 17, 2010	By:	/s/ Michael Grendi
Michael Grendi
Principal Financial Officer