Form 10-Q
period 2010-06-30
BEACON ENTERPRISE SOLUTIONS GROUP INC
filed 2010-08-16
CIK 1122063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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
As of August 13, 2010, Beacon Enterprise Solutions Group, Inc. had a total of 37,607,231 shares of common stock issued and outstanding.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Beacon Enterprise Solutions Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(all amounts in 000’s except share and per share data)

	June 30,	September 30,
	2010	2009
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$411	$227
Accounts receivable, net	4,115	3,069
Inventory, net	502	605
Prepaid expenses and other current assets	370	388
Current assets of discontinued operations	678	958

Total current assets	6,076	5,247

Property and equipment, net	476	336
Goodwill	2,792	2,792
Other intangible assets, net	2,996	3,342
Other assets	126	117
Other assets of discontinued operations		980

Total assets	$12,466	$12,814

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short term credit obligations	$—	$550
Convertible notes payable	—	298
Bridge notes (net of $0 and $33 discounts)	100	167
Current portion of long-term debt	389	475
Accounts payable	1,711	2,074
Accrued expenses	799	2,627
Current liabilities of discontinued operations	7,738	525

Total current liabilities	10,737	6,716

Long-term debt, less current portion	500	802
Deferred tax liability	148	103

Total liabilities	11,385	7,621

Stockholders’ equity
Preferred Stock: $0.01 par value, 5,000,000 shares authorized, 1,041 and 3,436 shares outstanding in the following classes:
Series A convertible preferred stock, $1,000 stated value, 4,500 shares authorized, 30 and 1,984 shares issued and outstanding at June 30, 2010 and September 30, 2009, respectively, (liquidation preference $92)	30	1,984
Series A-1 convertible preferred stock, $1,000 stated value, 1,000 shares authorized, 311 and 752 shares issued and outstanding, at June 30, 2010 and September 30, 2009, respectively (liquidation preference $423)	311	752
Series B convertible preferred stock, $1,000 stated value, 4,000 shares authorized, 700 shares issued and outstanding at June 30, 2010 and September 30, 2009, respectively (liquidation preference $954)	700	700
Common stock, $0.001 par value 70,000,000 shares authorized, 37,376,396 and 24,655,990 shares issued and outstanding at June 30, 2010 and September 30, 2009.	37	25
Additional paid in capital	36,847	17,977
Accumulated deficit	(36,807)	(16,255)
Accumulated other comprehensive income (loss)	(37)	10

Total stockholders’ equity	1,081	5,193

Total liabilities and stockholders’ equity	$12,466	$12,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beacon Enterprise Solutions Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(all amounts in 000’s except share and per share data)

	For the Three	For the Three	For the Nine	For the Nine
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Net sales	$3,546	$3,039	$9,687	$7,118

Cost of goods sold	396	1,281	1,252	2,892
Cost of services	1,088	837	3,724	1,934

Gross profit	2,062	921	4,711	2,292

Operating expense
Salaries and benefits	1,325	1,019	3,618	2,791
Employee share based compensation	460	167	946	318
Selling, general and administrative	1,203	1,047	3,902	2,572

Total operating expense	2,988	2,233	8,466	5,681

Loss from operations	(926)	(1,312)	(3,755)	(3,389)

Other expenses
Other expenses	(162)	(222)	(413)	(661)
Change in fair value of warrants	—	—	(4,373)	—

Total other expenses	(162)	(222)	(4,786)	(661)

Net (loss) before income taxes	(1,088)	(1,534)	(8,541)	(4,050)

Income tax (expense) benefit	(44)	—	44	—

Loss from continuing operations	(1,132)	(1,534)	(8,497)	(4,050)
Loss from discontinued operations	(7,623)	—	(7,180)	—

Net (loss)	(8,755)	(1,534)	(15,677)	(4,050)

Series A, A-1 and B Preferred Stock:
Contractual dividends	(30)	(160)	(156)	(411)
Deemed dividends related to beneficial conversion feature	(24)	—	(93)	(187)

Net (loss) available to common stockholders	$(8,809)	$(1,694)	$(15,926)	$(4,648)

Net loss per share to common stockholders — basic and diluted
Net loss per share from continuning operations	$(0.03)	$(0.11)	$(0.29)	$(0.32)
Net loss per share from discontinuned operations	(0.22)	—	(0.24)	—

	$(0.25)	$(0.11)	$(0.53)	$(0.32)

Weighted average shares outstanding basic and diluted	34,049,390	16,066,243	30,528,800	14,581,935

Other Comprehensive loss, net of tax
Net Loss	$(8,809)	$(1,694)	$(15,926)	$(4,648)
Foreign currency translations adjustment	(148)	—	(47)	—

Comprehensive loss	$(8,957)	$(1,694)	$(15,973)	$(4,648)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beacon Enterprise Solutions Group, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
(unaudited)
(all amounts in 000’s except share data)

	Series A Convertible		Series A-1 Convertible		Series B Convertible						Accumulated
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional		Other
		$1,000 Stated		$1,000 Stated		$1,000 Stated		$0.001 Par	Paid-In	Accumulated	Comprehensive
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Income	Total
Balance at September 30, 2009	1,984	$1,984	752	$752	700	$700	24,655,990	$25	$17,977	$(16,254)	$10	$5,194
Cumulative effect of change in accounting principle - fair value of warrants with anti dilutive rights										(4,628)		(4,628)
Relcassification of derivative financial instruments									10,095			10,095
Vested portion of share based payments to employee for services									946			946
Common Stock issued in private placement							3,795,295	4	1,884			1,888
Private placement offering costs									(585)			(585)
Warrants issued for extension of non-interest bearing note									64			64
Warrants issued under consulting agreements									107			107
Common Stock issued for contingent earnout							175,000	—	—			—
Common Stock issued for investor relations agreement							50,000	—	44	—		44
Market value of Common stock vested for investor relations agreement							50,000	—	15			15
Amortization of non-employee stock options issued for performance of services									19			19
Conversion of preferred shares to common stock	(1,993)	(1,993)	(462)	(462)			3,286,372	3	2,452
Common Stock issued in warrant offering							4,738,966	5	3,626			3,631
Shares issued in conversion of bridge note to common							183,620	—	110			110
Cashless warrant exercises							441,153	—	—			—
Series A Preferred Stock contractual dividends										(76)		(76)
Series A Preferred Stock contractual dividends paid in in kind	39	39										39
Series A-1 Preferred Stock contractual dividends										(48)		(48)
Series A-1 Preferred Stock contractual dividends paid in in kind			21	21								21
Series B Preferred Stock contractual dividends										(31)		(31)
Beneficial conversion feature - deemed preferred stock dividend									93	(93)		—

Foreign currency translation adjustment											(47)	(47)
Net loss										(15,677)		(15,677)

Balance at June 30, 2010	30	$30	311	$311	700	$700	37,376,396	$37	$36,847	$(36,807)	$(37)	$1,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beacon Enterprise Solutions Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(all amounts in 000’s)

	For the Nine	For the Nine
	months ended	months ended
	June 30,	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(15,677)	$(4,050)
Net loss from discontinued operations	(7,180)

Net loss from continuing operations	(8,497)	(4,050)

Adjustments to reconcile net loss to net cash used in continuing operating activities:
Change in reserve for obsolete inventory	34	99
Change in reserve for doubtful accounts	63	80
Depreciation and amortization	527	455
Non-cash interest	136	429
Share based payments	1,131	456
Change in fair value of warrants with anti-dilution rights	4,373	—
Changes in operating assets and liabilities:
Accounts receivable	(1,109)	(1,033)
Inventory	69	(23)
Prepaid expenses and other current assets	9	(500)
Accounts payable	(365)	317
Accrued expenses	(1,907)	372

CASH USED FOR CONTINUING OPERATING ACTIVITIES	(5,536)	(3,398)
CASH PROVIDED (USED) FOR DISCONTINUED OPERATIONS	843	(321)

NET CASH USED FOR OPERATING ACTIVITIES	(4,693)	(3,719)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(321)	(119)
Capital expenditures of discontinued operations	(183)

NET CASH USED IN INVESTING ACTIVITIES	(504)	(119)

CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES

Proceeds from sale of preferred stock, net of offering costs	—	343
Proceeds from sale of common stock, net of offering costs	2,398	3,773
Proceeds from warrant exercises, net of offering costs	3,631	—
Proceeds from issuances of notes	500	500
Payment of deferred financing costs	—	(75)
Payments proceeds under lines of credit	(50)	150
Payment of other short term note	(500)	—
Repayment of convertible notes	(298)	—
Payments of notes payable	(388)	(741)
Payments of capital lease obligation	—	(12)

NET CASH PROVIDED BY CONTINUING FINANCING ACTIVITIES	5,293	3,938

Effect of exchange rate changes on cash and cash equivalents	88	—

NET INCREASE IN CASH AND CASH EQUIVALENTS	184	100

CASH AND CASH EQUIVALENTS -BEGINNING OF PERIOD	227	127

CASH AND CASH EQUIVALENTS — END OF PERIOD	$411	$227

Supplemental disclosures

Cash paid for:

Interest	$127	$142

Income taxes	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEACON ENTERPRISE SOLUTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(all amounts in 000’s except share and per share data)
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
Basis of Presentation
          The accompanying unaudited condensed consolidated financial statements as of June 30, 2010 and 2009 and for the three and nine months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited consolidated financial statements. The unaudited Condensed Consolidated Balance Sheet as of June 30, 2010, Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2010 and 2009 and Condensed Consolidated Statement of Cash Flows for the nine months ended June 30, 2010 and 2009, and the Condensed Consolidated Statement of Stockholders’ Equity for nine months ended June 30, 2010 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which Beacon considers necessary for a fair presentation of the financial position, operating results and cash flows for the period presented. The results for the three and nine months ended June 30, 2010 are not necessarily indicative of results to be expected for the year ending September 30, 2010 or for any future interim period. The accompanying condensed consolidated financial statements should be read in conjunction with Beacon’s consolidated financial statements and notes thereto included in Beacon’s Annual Report on Form 10-K, which was filed with the SEC on December 29, 2009.
Principles of Consolidation
          The condensed consolidated financial statements include the accounts of Beacon Enterprise Solutions Group, Inc., a Nevada corporation and its wholly-owned subsidiaries including Beacon Solutions AG acquired on July 29, 2009 (see Note 4), BESG Ireland Ltd and Beacon CZ, which began operations November 1, 2009 and January 1, 2010, respectively. All significant intercompany accounts and transactions have been eliminated in consolidation.

Discontinued Operations
          For purposes of determining discontinued operations, the Company has determined Beacon AG, included with our European segment, is a component of the Company within the context of ASC 205-20 Discontinued Operations. A component of an entity comprises operations and cash flows that can be clearly distinguished operationally and for financial reporting purposes from the rest of the Company (see Note 4).
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
     Construction Type Contracts
          On November 6, 2009 we entered into an approximately $25,000 fixed price construction type contract, pursuant to which we have been engaged to act as the general contractor in the construction of a data center that we expect to complete in two phases through October 2010. The contract provides for a contingent penalty of 0.3% per month if the contract is not completed by an agreed upon date, not to exceed 10% of the total contract price. We evaluated this contract at the inception of the arrangement to determine the proper method of accounting based on the highest level of literature within the GAAP hierarchy. We determined that the nature of our work under this contact falls within the scope of a “construction type” contract for which revenue would most appropriately be recognized using the percentage of completion method of accounting.
          During the three and nine months ended June 30, 2010 we recognized approximately $2,447 and $16,647 of revenues under the aforementioned contract, which is reported as discontinued operations in the accompanying Condensed Consolidated Statement of Operations and Note 4. We measured our progress on this contract through June 30, 2010 under the percentage-of-completion method of accounting in which the estimated sales value is determined on the basis of physical completion to date (the total contract amount multiplied by percent of performance to date less sales value recognized in previous periods). We adopted this method of measurement because management considers this method the most objective measurement of progress in this circumstance.

          When applicable we also record losses on contracts in progress during the period in which it is determined that a loss would be incurred on a construction type contract.
          Two vendors providing materials to us under this contract requested that we direct our customer to remit payments for these materials, which amount to approximately $4,553 directly to them. Notwithstanding this arrangement, we are still the primary obligor to our customer and have general inventory risk for such purchases, which are being made under our purchase orders. Accordingly, we are recording all revenues under this contract gross as a principal.
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
          We account for voice and data installation contracts as multiple—deliverable revenue arrangements. Prior to October 1, 2009 we accounted for multiple-deliverable revenue arrangements using the relative fair value method of accounting, which requires companies to have vendor specific objective evidence (“VSOE”) of fair value in order for deliverables to be considered a unit of accounting and to use the residual method of allocating arrangement consideration to undelivered elements. We recognize revenue for delivered elements under these arrangements based on the amount of arrangement considered allocated to the delivered element once all of the criteria for revenue recognition have been met.
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

          Effective October 1, 2009, we elected to early adopt ASU No. 2009-13 for all multiple-element revenue arrangements entered into on or after October 1, 2009. Using this method, we designate deliverables within the arrangement as units of accounting when they are (a) deemed to have stand alone value and (b) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered items is considered probable and substantially in our control. ASU No. 2009-13 no longer requires companies to have VSOE of fair value in order for a deliverable to be considered a unit of accounting. The adoption of ASU No. 2009-13 has not had a material effect on the manner in which we designate units of accounting or allocate arrangement consideration to such units because the selling prices of our deliverables, which is the principal factor that differentiates the two accounting standards, generally approximates fair value.
          We recognized approximately $167 and $580 from multiple element arrangements for the three months ended June 30, 2010 and 2009, respectively. Additionally, we recognized approximately $390 and $1,274 from multiple element arrangements for the nine months ended June 30, 2010 and 2009, respectively.
          We recognized $1,401 and $1,550 from time and material contacts that did not included multiple-element arrangements for the three months ended June 30, 2001 and 2009, respectively. Additionally, we recognized $4,519 and $3,200 from time and material contacts that did not included multiple-element arrangements for the three months ended June 30, 2001 and 2009, respectively.
     Professional Services Revenue
          We generally bill our customers for professional telecommunications and data consulting services based on hours of time spent on any given assignment at our hourly billing rates. As it relates to delivery of these services, we recognize revenue under these arrangements as the work is performed and the customer has indicated their acceptance of services by approving a completion order. We generated approximately $1,980 and $909 of professional services revenue during the three months ended June 30, 2010 and 2009, respectively. We generated approximately $4,780 and $2,644 of professional services revenue during the nine months ended June 30, 2010 and 2009, respectively.
          The Company accounts for sales taxes collected on behalf of government authorities using the net method. Pursuant to this method, sales taxes are included in the amounts receivable and a payable is recorded for the amounts due to the government agencies.
     Warranties
          Beacon warranties all phone system installations for 1 year. We have a low rate of claims with respect to warranties. Accordingly we have accrued $34 and $47 as of June 30, 2010 and 2009, respectively.
Use of Estimates
          The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions include valuing equity securities and derivative financial instruments issued as purchase consideration in business combinations and/or in financing transactions and in share based payment arrangements, accounts receivable reserves, inventory reserves, deferred taxes and related valuation allowances, allocating the purchase price to the fair values of assets acquired and liabilities assumed in business combinations (including separately identifiable intangible assets and goodwill) and estimating the fair values of long lived assets to assess whether impairment charges may be necessary. Certain of our estimates, including accounts receivable and inventory reserves and the carrying amounts of intangible assets could be affected by external conditions including those unique to our industry and general economic conditions. It is reasonably possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. We re-evaluate all of our accounting estimates at least quarterly based on these conditions and record adjustments, when necessary.

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
          The condensed consolidated financial statements are presented in United States Dollars in accordance with ASC 830, “Foreign Currency Matters”. Accordingly, the Company’s subsidiaries, BESG Ireland Ltd, Beacon AG and Beacon CZ use the local currency (Euros, Swiss Francs and Czech Crowns, respectively) as their functional currencies. Assets and liabilities are translated at exchange rates in effect at the balance sheet date, and revenue and expense accounts are translated at average exchange rates during the period. Resulting translation adjustments of ($148) and ($47) were recorded in comprehensive loss in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2010.
Net Loss per Share
          Basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average shares of common stock outstanding for the period and excludes any potentially dilutive securities. Diluted earnings per share reflect the potential dilution that would occur upon the exercise or conversion of all dilutive securities into common stock. The computation of loss per share for the three and nine month periods ended June 30, 2010 and 2009 excludes potentially dilutive securities because their inclusion would be anti-dilutive.

          Shares of common stock issuable upon conversion or exercise of potentially dilutive securities at June 30, 2010 are as follows:

			Total
	Stock	Common	Common
	Options and	Stock	Stock
	Warrants	Equivalents	Equivalents
Series A Convertible Preferred Stock Warrants	20,131	40,263	60,394
Series A-1 Convertible Preferred Stock Warrants	207,260	414,518	621,778
Series B Convertible Preferred Stock Warrants	350,000	875,000	1,225,000
Common Stock Offering Warrants	829,361	—	829,361
Placement Agent Warrants	2,847,497	—	2,847,497
Affiliate Warrants	55,583	—	55,583
Bridge Financings Warrants	707,690	166,667	874,357
Convertible Notes Payable Warrants	50,000	—	50,000
Compensatory Warrants	300,000	—	300,000
Equity Financing Arrangements Warrants	2,272,433	—	2,272,433
Consulting Warrants	2,500,000	—	2,500,000
Employee Stock Options	3,571,866		3,571,866
Non-Employee Stock Options	250,000	—	250,000

	13,961,821	1,496,448	15,458,269

Recent Accounting Pronouncements
          In December 2007, the FASB issued new accounting guidance, under ASC Topic 805 on business combinations, which established principles and requirements as to how acquirers recognize and measure in these financial statements the identifiable assets acquired, the liabilities assumed, non-controlling interests and goodwill acquired in the business combination or a gain from a bargain purchase. This guidance is effective for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted this guidance on October 1, 2009, which will have an impact on the Company’s accounting for any future business acquisitions.
          In December 2007, the FASB issued new accounting guidance, under ASC Topic 810 on consolidations, which establishes the accounting for non-controlling interests in a subsidiary and the deconsolidation of a subsidiary. This guidance requires (a) the ownership interest in the subsidiary held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity, (b) the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of operations and (c) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. Entities must provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This guidance is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company adopted this guidance on October 1, 2009 will have an impact on the Company’s accounting for any future business acquisitions involving non-controlling interest and deconsolidation of subsidiaries.
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
          In March 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-17, Revenue Recognition— Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This standard provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved. Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement. To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. The new standard is effective for interim and annual periods beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.
          Other accounting standards that have been issued or proposed by the FASB and SEC and/or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.
NOTE 2 — LIQUIDITY, FINANCIAL CONDITION AND MANAGEMENT’S PLANS
          For the nine months ended June 30, 2010, we incurred a net loss of $15,677 which includes a loss from discontinued operations of $7,180 (see Note 4 for more details), a mark to market adjustment on the fair value of common stock purchase warrants of $4,373, and cash used in continuing operations of approximately $4,693 for the nine months ended June 30, 2010. Our accumulated deficit amounted to approximately $36,807. We had cash and cash equivalents of $411 at June 30, 2010 and a working capital deficit of $4,661.
          The results for the nine months ended June 30, 2010 contain nine months of results from our European operations which generated sales of $2,237 with a gross margin of 64%. The European margin increased from 16% for the six months ended March 31, 2010 due to separation of the low margin discontinued operations and is more reflective of continuing operations as we narrow our European focus on core business.

          While North American net sales for the nine months ended June 30, 2010 was only marginally ahead of the nine months ended June 30, 2009, the gross margin grew to 44% from 31%. This margin gain can be attributed to changing our product mix away from material and labor intensive services, to higher margin telecommunications and technology systems infrastructure and managed services which involve a higher level of professional services and significantly reduced material requirements. This change is represented by a decrease in costs of goods sold of 61% and an increase in cost of services of 56% for the nine months ended June 30, 2010 as compared to the nine months ended June 30, 2009.
           On August 16, 2010, one or our directors agreed to provide us with a four million dollar credit facility. The term is up to 18 months with an annual interest rate of 7.73% on any outstanding balance and a facility fee of the greater of forty thousand dollars or 1% on any unused balance. In addition, this director will receive fifteen thousand warrants (five year term at $1.00 per share) per month for each month the facility is outstanding. The facility is secured by a pledge of common stock held by our Chief Executive Officer.
          Based on the recent progress we made in the execution of our business plan, we believe that our currently available cash, the funds we expect to generate from operations and the proceeds of our equity financing activities will enable us to effectively operate our business and repay our debt obligations as they become due through June 30, 2011. However, we will require additional capital in order to execute our long term business plan. If we are unable to raise additional capital, or encounter unforeseen circumstances that place constraints on our capital resources, we will be required to take various measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing our business development activities, suspending the pursuit of our business plan, and controlling overhead expenses. We cannot provide any assurance that we will raise additional capital, nor can we provide any assurance that new financing will be available to us on acceptable terms, if at all.
NOTE 3 — CONDENSED CONSOLIDATED BALANCE SHEET
Accounts Receivable
          Accounts receivable consists of the following:

	As of	As of
	June 30,	September 30,
	2010	2009
Accounts receivable	$4,336	$3,227
Less: Allowance for doubtful accounts	(221)	(158)

Accounts receivable, net	$4,115	$3,069

          Additions and charges to the allowance for doubtful accounts consist of the following:

	As of	As of
	June 30,	September 30,
	2010	2009
Opening balance	$(158)	$(50)
Add: Additions to reserve	(105)	(152)
Less: charges	42	44

Ending balance	$(221)	$(158)

          As of June 30, 2010, our accounts receivable include concentration of receivables from Johnson & Johnson of $3,193.

Inventory
          Inventory consists of the following:

	As of	As of
	June 30,	September 30,
	2010	2009
Inventory (principally parts and system components)	$696	$765
Less: reserve for obsolete inventory	(194)	(160)

Inventory	$502	$605

          Additions and charges to the reserve for obsolete inventory:

	As of	As of
	June 30,	September 30,
	2010	2009
Opening balance	$(160)	$(35)
Add: additions to reserve	(34)	(144)
Less: charges	—	19

Ending balance	$(194)	$(160)

Other Intangible Assets
          Other Intangible Assets consists of the following:

	As of	As of
	June 30,	September 30,
	2010	2009
	Total	Total
	Consideration	Consideration
Customer relationships	$3,804	$3,662
Covenants not to compete	500	642

	4,304	4,304

Less: Accumulated amortization	(1,308)	(962)

Intangibles, net	$2,996	$3,342

          Amortization expense of approximately $136 and $115 was recognized for the three months ended June 30, 2010 and 2009, respectively. Amortization expense for the nine months ended June 30, 2010 and 2009 was approximately $346.

Accrued Expenses
          Accrued expenses consist of:

	As of	As of
	June 30,	September 30,
	2010	2009
Compensation related	$362	$550
Dividends	134	38
Interest	40	123
Warranty reserve	34	65
Goods received not invoiced	—	1,092
Other	229	759

	$799	$2,627

Debt
          Below is a summary of the current and non-current debt outstanding:

	As of	As of
	June 30,	September 30,
	2010	2009
Lines of Credit and Short-Term Notes	$—	$550

Convertible Notes Payable	$—	$298

Bridge Note	$100	$167

Integra Bank	$353	$439

Acquistion notes (payable to the sellers of the acquired businesses)

ADSnetcurve	17	81
Bell-Haun	—	44
CETCON	319	416
Strategic Secured Note	200	297

	889	1,277

Less: current portion	(389)	(475)

Non-current portion	$500	$802

Lines of Credit and Short-Term Notes
          On December 16, 2009, we repaid the remaining principal balance of $50 due under a line of credit with a maturity date previously extended through December 30, 2009.
          On August 7, 2009, we entered into a non-interest bearing note with one of our directors in the amount of $500 with a due date of September 9, 2009. The note contained a provision requiring written demand for repayment on or after the maturity date. As of June 30, 2010 no written demand was received. During the nine months ended June 30, 2010 we exercised a contractual right to convert the note into a demand obligation that would become payable within a 5 day period following written notice of such demand. We paid a fee equal to $88 in cash and issued an additional 112,500 common stock purchase warrants exercisable for $1.00 per share to the lender/director upon the occurrence of this event, for which we recognized non-cash interest of $64 for the fair value of the warrants. The note was paid in full on December 17, 2009.
          On February 26, 2010, we received $500 in loan proceeds and issued a related short-term, non-interest bearing promissory note, which is secured but subordinate to all existing senior debt outstanding. Terms of the note include a principal payment of $250 on March 31, 2010 with the balance of $250, in addition to a $10 origination fee, to be paid on April 30, 2010. In agreement with the note holder, the March 31, 2010 payment was extended through and paid on April 1, 2010. The remaining $250 plus $10 origination fee was paid on April 30, 2010.
Convertible Notes Payable
          On January 22, 2009, Beacon entered into convertible notes payable with a group of private investors (the “Notes”) facilitated by a broker/dealer. Proceeds of the Notes were $500 in the aggregate. The Notes had an original maturity date of July 21, 2009 with interest payable at a fixed annual rate of 12.5% due monthly. The maturity date of the Notes was extended to January 21, 2010 with interest payable at a fixed annual rate of 15% per annum on the unpaid balance due on the note, which amounted to $298 at September 30, 2009. During the nine months ended June 30, 2010 we repaid the remaining principal and recognized $1 of interest expense.
Bridge Notes
          On November 15, 2007, we issued $200 of convertible notes payable (the “Bridge Notes”) in a separate debt financing. Of this amount, $100 of the Bridge Notes was issued to one of our directors. The holders of the Bridge Notes pursuant to three separate amendments completed through November 20, 2008, agreed unconditionally not to demand repayment of the notes before June 30, 2010. On March 31, 2010, the non-director Bridge Note holder elected to convert the unpaid principal and accrued interest of $110 to 183,620 common shares. Accordingly, the remaining $100 note is presented as a current liability in our Condensed Consolidated Balance Sheet as of June 30, 2010.

          We recorded contractual interest expense of approximately $0 and $6 for the three months ended June 30, 2010 and 2009, respectively. We recorded contractual interest expense of approximately $4 and $19 for the nine months ended June 30, 2010 and 2009, respectively. Further, we recorded aggregate accretion of the discount on these notes of approximately $0 and $24 for the three months ended June 30, 2010 and 2009, respectively which is classified as a component of interest expense in the accompanying Condensed Consolidated Statement of Operations. We recorded aggregate accretion of the discount on these notes of approximately $33 and $72 for the nine months ended June 30, 2010 and 2009, respectively which is classified as a component of interest expense in the accompanying Condensed Consolidated Statement of Operations. The discount relating to a beneficial conversion feature was recorded upon the original issuance of these notes and is fully amortized.
Term Debt
          During the nine months ended June 30, 2010, Beacon paid approximately $388 of principal due on our term debt. We recorded interest expense of approximately $17 and $47 for the three months ended June 30, 2010 and 2009, respectively. We recorded interest expense of approximately $58 and $85 for the nine months ended June 30, 2010 and 2009, respectively.
NOTE 4 — DISCONTINUED OPERATIONS
          As previously disclosed in the Company’s Current Report on Form 8-K filed on November 12, 2009, Beacon Solutions AG, a wholly owned subsidiary of Beacon, entered into a project management services agreement with Interxion for the design and construction of a data center in Zurich, Switzerland. Phase 1 of the agreement relates to the first 2,500 square feet of the facility and the Company maintains that Phase 1 was completed in June 2010. Phase 2 of the agreement relates to the completion of the data center and was valued to the Company at approximately $10,000 in revenue. Beacon Solutions AG’s operations consist solely of the Interxion contract and have previously been presented in the Company’s European operating segment.
          In June 2010, Interxion notified the Company that it was terminating the agreement due to breach and cancelling Phase 2. Interxion and the Company entered into negotiations regarding the possible continuation of the agreement, but as of the date of the filing of this report, the negotiations to continue the agreement have ceased. Therefore, the Company is presenting the results of operations of Beacon Solutions AG as discontinued operations.
          The net loss from discontinued operations is a result of non-payment for services the Company performed before the cancellation; the Company is pursuing various avenues to attempt to remedy the non-payment for services. Revenue and expenses associated with Beacon Solutions AG have been reclassified as discontinued operations for all periods presented in the condensed consolidated financial statements.

          The following table presents the results of the discontinued operations.

	For the Three	For the Nine
	months ended	months ended
	June 30,	June 30,
	2010	2010
Net Sales	$2,477	$16,647
Net loss before taxes	(7,626)	(7,180)
Income taxes	3	—

Net loss from discontinued operations	$(7,623)	$(7,180)

          The assets and liabilities of Beacon AG have been classified on the Condensed Consolidated Balance Sheets as Current assets and liabilities of discontinued operations. The assets and liabilities comprising the balances, as classified in our Condensed Consolidated Balance Sheets, consist of:

	As of	As of
	June 30,	September 30,
	2010	2009
ASSETS
Cash	$600	$37
Accounts receivable	78	911
Other current assets	—	10

Total current assets	678	958
Property and equipment, net		59
Goodwill	—	360
Other intangible assets, net	—	561

Total assets	$678	$1,938

LIABILITIES
Accounts payable	$5,886	$104
Accrued expenses	1,852	421

Total liabilities	$7,738	$525

          As part of the discontinued operations, goodwill and intangible assets recorded as a result of the acquisition of Symbiotec Solutions AG were deemed impaired and therefore written off as of June 30, 2010 in the amount of $241 and $423, respectively.
NOTE 5 — RELATED PARTY TRANSACTIONS
          The Company has obtained insurance through an agency owned by one of its founding stockholders/directors. Insurance expense paid through the agency for the three months ended June 30, 2010 and 2009 was approximately $46 and $23, respectively, and $123 and $88 respectively for the nine months ended June 30, 2010 and 2009, and is included in selling, general and administrative expense in the accompanying Condensed Consolidated Statements of Operations.
          Under a marketing agreement with a company owned by the spouse of Beacon’s former president, we provide procurement and installation services as a subcontractor. We earned net sales of approximately $109 and $424 for procurement and installation services provided under this marketing agreement for the three months ended June 30, 2010 and 2009, respectively. For the nine months ended June 30, 2010 and 2009, respectively we earned net sales of approximately $164 and $818 for procurement and installation services provided under this marketing agreement. As of June 30, 2010 and September 30, 2009, respectively, we had accounts receivable of approximately $133 and $465 with respect to this marketing agreement.
NOTE 6 — COMMITMENTS AND CONTINGENCIES
Employment Agreements
          The Company has entered into at will employment agreements with five of its key executives with no specific expiration dates that provide for aggregate annual compensation of $840 and up to $1,230 of severance payments for termination without cause.

Operating Leases
     The Company has entered into operating leases for office facilities in Louisville, KY, Columbus, OH, Cincinnati, OH, and Prague, Czech Republic. A summary of the minimum lease payments due on these operating leases exclusive of the Company’s share of operating expenses and other costs:

2011	$127
2012	36
2013	36
2014	9
2015	—

$208

Engagement of Investor Relations Firm
     On January 20, 2009, we engaged an investor relations firm to aid us in developing a marketing plan directed at informing the investing public as to our business and increasing our visibility to FINRA registered broker/dealers, the investing public and other institutional investors and fund managers. On June 5, 2009, our Board of Directors authorized us to issue 150,000 shares of common stock to the same investor relations firm subject to the attainment of certain performance conditions. The performance based arrangement supersedes the previous agreement entered into on January 20, 2009. For the three months ended June 30, 2010 no shares were deemed to have been earned as of the date of issuance. For the nine months ended June 30, 2010 50,000 shares with an aggregate fair value of $45 were deemed to have been earned as of the date of issuance. The common stock issued under this agreement was recorded as professional fees expense using the measurement principles enumerated under ASC 505 “Equity-Based Payment to Non-Employee”.
     On December 17, 2009, we engaged another investor relations firm for a twenty four month period, the commitment date being November 1, 2009, providing for compensation payable in 50,000 shares of fully vested non-forfeitable common stock with an aggregate fair value of $45. For the three and nine months ended June 30, 2010, we recorded approximately $11 and $15 of investor relations expense related to this agreement.
Consulting Agreement
     On December 1, 2009, we entered into two 36 month consulting agreements, which were subsequently extended to 60 months in April 2010, issuing an aggregate of 2,500,000 consulting warrants. The warrants, issued on December 1, 2009 were fully vested upon issuance and have a fair value of $915, as determined using the Black Scholes model with assumptions indicated in the table below, as of December 1, 2009 of which we will recognize investor relations expense ratably over a 60 month term. For the three and nine months ended June 30, 2010, we recorded approximately $45 and $107 investor relation expense related to these agreements.

		Expected		Fair Value			Risk-Free	Value	Amount to
Issuance	Quantity	Life	Strike	of Common	Volatility	Dividend	Interese	per	be charged
Date	Vested	(days)	Price	Stock	Rate	Yield	Rate	Warrant	to compensation
12/1/2009	1,500,000	1,825	$1.00	$0.81	66.34%	0%	2.03%	$0.42	$628
12/1/2009	250,000	1,825	$1.50	$0.81	66.34%	0%	2.03%	$0.34	86
12/1/2009	250,000	1,825	$2.00	$0.81	66.34%	0%	2.03%	$0.29	72
12/1/2009	250,000	1,825	$2.25	$0.81	66.34%	0%	2.03%	$0.27	67
12/1/2009	250,000	1,825	$2.50	$0.81	66.34%	0%	2.03%	$0.25	62

	2,500,000								$915

NOTE 7— STOCKHOLDERS’ EQUITY
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
Preferred Stock
     Each share of Series A, Series A-1 and Series B preferred has voting rights equal to an equivalent number of common shares into which it is convertible. The holders of the Series A and Series A-1 are entitled to receive contractual cumulative dividends in preference to any dividend on the common stock at the rate of 10% per annum on the initial investment amount commencing on the date of issue. The holders of the Series B are entitled to receive contractual cumulative dividends in preference to any dividend on the common stock (but subject to the rights of the Series A and Series A-1) at the rate of 6% per annum on the initial investment amount commencing on the date of issue. Such dividends are payable on January 1, April 1, July 1 and October 1 of each year. Dividends accrued but unpaid on June 30, 2010 are $43 for Series A, $27 for Series A-1 and $63 for Series B, respectively.
     The Series A, A-1 and B Preferred Stock also contains a right of redemption in the event of liquidation or a change in control. The redemption feature provides for payment of 125% of the face value plus any accrued unpaid dividends in the event of bankruptcy, change of control, or any actions to take the Company private. The amount of the redemption preference is $92, $423 and $954 for the Series A, A-1, and B preferred, respectively, as of June 30, 2010.
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
Preferred Stock Dividend
     We follow the guidelines of ASC 505 Dividends and Stock Splits when accounting for pay-in-kind (“PIK”) dividends that are settled in convertible securities with beneficial conversion features. Therefore, we recorded $24 and $0 as deemed dividends for the three months ended June 30, 2010 and 2009, respectively, related to the conversion feature based on the difference between the effective conversion price of the conversion option and the fair value of the common stock on the PIK election dates. For the nine months ended June 30, 2010 and 2009, we recorded $93 and $187, respectively as deemed dividends related to the conversion feature based on the difference between the effective conversion price of the conversion option and the fair value of the common stock on the election dates.
Preferred Stock Conversions to Common Stock
     For the nine months ended June 30, 2010, holders of our Preferred Stock elected to convert 1,993 shares of Series A and 462 shares of A-1 Preferred Stock into 3,286,372 shares of our common stock.
Completion of Common Stock and Warrant Offering
     On September 18, 2009, Beacon commenced a Private Placement of up to $3,000 of common units at a price of $.80 per unit. Each Unit consists of (I) one share of Common Stock, and (ii) a five year warrant to purchase one-half share of Common Stock (each, a “Common Offering Warrant”) at a purchase price of $1.00 per share (collectively the “Common Offering”). In the event that the Common Offering is oversubscribed, we may sell and issue up to an additional 1,250,000 Common Units.
     The September Common Offering expired on December 15, 2009. During the nine months ended June 30, 2010, we sold 3,795,295 Common Units to accredited investors for net proceeds of $2,398 (gross proceeds of $2,983, less offering costs of $585). We issued to certain agents who represented us in sales of the units, warrants to purchase 448,500 shares of our common stock.
     The Common Offering Warrants issued to agents and investors in this transaction each have a five year exercise period and an exercise price of $1.00 per share of Common Stock, payable in cash on the exercise date or cashless conversion if a registration statement or current prospectus covering the resale of the shares underlying the Common Offering Warrants is not effective or available at any time more than six months after the date of issuance of the Common Offering Warrants. The warrants feature standard anti-dilution provisions for stock splits, stock dividends and similar types of recapitalization events. These warrants also featured weighted average price protection for subsequent issuances of equity securities at prices more favorable than the exercise price stipulated in these warrants. This provision was rescinded during the quarter ended March 31, 2010, for additional information see the Derivative Financial Instruments disclosure below. In addition, the Company has agreed to use its best efforts to file a registration statement for the resale of any shares issued and shares underlying common stock purchase warrants issued in these private placements.

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
Cashless Warrant Conversions
     For the nine months ended June 30, 2010 holders of 1,597,007 Common Stock Warrants elected to exercise the cashless conversion options thereby redeeming 450,072 shares, including 432,259 shares issued upon the exercise of 1,512,907 warrants as described below.
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
     Effective October 1, 2009, the Company reclassified the fair value of all common stock purchase warrants issued prior to October 1, 2009 from equity to liabilities at their aggregate fair value of $4,628. We recorded a corresponding charge to the accumulated deficit to recognize the cumulative effects of having adopted this accounting policy. We calculated the adoption date fair values for these derivatives using the Black-Scholes option pricing model with the following weighted average assumptions:

October 1
2009
Expected Life	3.72
Risk-free interest rate	2.20%
Dividend Yield	0%
Volatility	66.34%
Warrants issued with private placements	9,979,577
Fair value of warrants	$4,628
     We also performed a classification assessment of the common stock warrants issued to investors and agents in the common units offering described above on their respective dates of issuance. We determined that the common stock purchase warrants, as originally issued, did not contain fixed settlement provisions because the strike price was subject to adjustment in the event we subsequently issued equity securities or equity linked securities with exercise prices lower than the exercise price of these warrants. Accordingly, we allocated $1,094 of the offering proceeds to the fair value of the warrants on their respective dates of issuance and recorded them as liabilities in our Condensed Consolidated Balance Sheet through the date on which the removal of anti-dilution provisions in our derivative financial instruments became effective. We calculated the issuance date fair values of these derivatives using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected Life	5
Risk-free interest rate	2.69%
Dividend Yield	0%
Volatility	66.34%
Weighted average unit fair value	$0.47
     On March 8, 2010, the Company announced an offer to the holders of its warrants that contain anti-dilution protection providing them with the option of (i) exercising their warrants for cash at discount of $0.10 off the contractual exercise price, (ii) exercising their warrants pursuant to a cashless exercise provision at the contractual exercise price (which results in a net share settlement) , or (iii) consent to the elimination of the anti-dilution protection clause that caused the warrants not to be indexed to the Company’s own stock. As of March 31, 2010, a required majority of warrant holders consented to the removal of anti-dilutions provisions which resulted in the elimination of such anti-dilution provisions.

     On March 30, 2010, immediately prior to the completion of our offer to the warrant holders, we marked all remaining derivative financial instruments to fair value, including the warrants exercised for cash at a discount of $0.10 off the contractual exercise price. The aggregate fair value of all such warrants amounted to $10,095. We calculated the fair values these derivatives using the Black-Scholes option pricing model with the following weighted average assumptions:

March 30,
2010
Expected Life	3.88
Risk-free interest rate	2.55%
Dividend Yield	0%
Volatility	65.40%
Warrants issued with private placements (including 3,375,375 with a discounted exercise price of $0.10 per share)	12,291,827
Fair value of warrants	$10,095
     On March 31, 2010, we reclassified the warrant liability on our balance sheet to stockholders’ equity. The difference between the aggregate fair value of the warrants reclassified to liabilities on October 1, 2009, which amounted to $10,095, and the total fair value of warrants reclassified to liabilities as of October 1, 2009 and additional warrants issued between October 1, 2009 and March 30, 2010 amounted to approximately $4,373 and is reflected as the change in fair value of warrants in the accompanying Condensed Consolidated Statement of Operations for the nine months ended June 30, 2010.
     As of June 30, 2010, pursuant to this offer, the Company issued 4,738,966 shares of common stock. Those warrant holders who elected to exercise these instruments for cash at a $0.10 discount from the contractual exercise price. Net proceeds from these exercises amounted $3,626 (gross proceeds of $4,331 less costs of $705). The Company also issued 423,331 net shares of common stock to warrant holders electing to exercise 1,481,965 warrants pursuant to the cashless exercise alternative.
Issuance of non-employee compensatory options
     In consideration for services, we have granted options to purchase 250,000 shares of Common Stock vesting ratably over a 36 month period. We calculated the fair value of the options using the Black-Scholes option pricing model with the following assumptions: Stock price — $.54, Volatility — 66.34%, Risk —free interest rate — 2.09%, Expected life — 120 months and Dividend yield — 0.00%, resulting in a fair value determination of $188, to be recognized over a 36 month period. For the three and nine months ending June 30, 2010, we recognized share based compensation expense of approximately $16 and $19 respectively, related to these options.

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
     As of September 30, 2009, we have approximately $10,600 of federal and state net operating loss carryforwards, available to offset future taxable income, if any. These carryforwards expire in 2023 through 2029. Deferred tax liabilities represent the difference between the financial reporting and income tax bases of the tax deductible goodwill, which is an asset with an indefinite life and therefore cannot be used to offset net deferred tax assets for purposes of establishing a valuation allowance.
For the three months ended June 30, 2010, we recorded a net income tax expense of $44 comprised of the following:

	Beacon North	BESG Ireland
	America	Ltd	Beacon CZ	Consolidated
Net (loss) before taxes	$(1,198)	$145	$(35)	$(1,088)

Effective tax rate	0%	25%	20%

Tax expense (benefit)	$15	$36	$(7)	$44

     For the nine months ended June 30, 2010, we recorded a net income tax benefit of ($44) comprised of the following:

	Beacon North	BESG Ireland
	America	Ltd	Beacon CZ	Consolidated
Net (loss) before taxes	$(8,196)	$(324)	$(21)	$(8,541)

Effective tax rate	0%	25%	33%

Tax expense (benefit)	$44	$(81)	$(7)	$(44)

     For Beacon North America we did not recognize a tax benefit due to the related valuation allowance.
     The tax charge for Beacon North America represents an increase in the deferred tax liability for tax deductible goodwill, which has an indefinite life and is therefore not being netted against other deferred tax assets with finite lives.
NOTE 9 — EMPLOYEE BENEFIT PLANS
Stock Options and Other Equity Compensation Plans
          On November 12, January 22, February 5 and March 22, 2010, our Board of Directors authorized the Company to grant employee stock options to purchase 100,000, 60,000, 200,000 and 25,000 shares of common stock respectively. We calculated the fair value of the options using the Black-Scholes option pricing model with the following assumptions:

	November 11,	January 22,	February 5,	March 22,
	2009	2010	2010	2010
Stock Price	$0.90	$1.07	$1.07	$1.38
Expected Life	10	6.5	6.5	6.5
Volatility	66.34%	65.40%	65.40%	65.40%
Risk-free interest rate	2.28%	2.23%	2.65%	2.36%
Dividend Yield	0%	0%	0%	0%
Fair value of options	$0.30	$0.67	$0.67	$0.86
     On May 27, June 1, and June 6, 2010, our Board of Directors authorized the Company to grant employee stock options to purchase 450,000, 400,000, and 100,000 shares of common stock respectively. We calculated the fair value of the options using the Black-Scholes option pricing model with the following assumptions:

	May 27,	June 1,	June 6,
	2010	2010	2010
Stock Price	$1.40	$1.36	$1.60
Expected Life	7.2	7.5	5.5
Volatility	65.40%	65.40%	65.40%
Risk-free interest rate	2.18%	2.09%	1.95
Dividend Yield	0%	0%	0%
Fair value of options	$0.91	$0.90	$0.75
     We recognized non-cash share-based compensation expenses as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Non-Cash Share-Based Compensation Expense

Restricted Stock	$166	$45	$221	$134
Stock Options	294	122	725	184

Total Stock Compensation Expense	$460	$167	$946	$318

     A summary of the status of our stock option plan and the changes during the nine months ended June 30, 2010 is presented in the table below:

				Weighted
				Average
		Weighted		Remaining
	Number	Average	Intrinsic	Contractual
	Of Options	Exercise Price	Value	Life
Options Outstanding at October 1, 2009	3,200,900	$1.19
Granted	1,335,000	$1.44
Forfeited	(714,034)	$(1.15)

Options Outstanding at June 30, 2010	3,821,866	$1.48	0.38	6.87

Exercisable, June 30, 2010	1,908,462	$0.85	0.81	8.41

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
     Shares granted vest 33% annually as of the anniversary of the grant through 2011 and carry a ten year contractual term. As of June 30, 2010, 1,908,462 shares were vested. As of June 30, 2010, there was approximately $1,774 in non-cash share-based compensation cost related to non-vested awards not yet recognized in our Condensed Consolidated Statements of Operations. This cost is expected to be recognized over the weighted average remaining vesting period of 4.4 years.
          Richard C. Mills, the president of the Company, resigned effective May 15, 2010. Pursuant to the separation agreement with the Company, 210,750 additional shares of restricted common stock granted on December 5, 2007 were vested and the options granted on May 8, 2009 became exercisable with respect to 500,000 shares of common stock for a five year period beginning on the effective date of the termination. The modification resulted in an expense of $93 for the three and nine months ended June 30, 2010.

Restricted Stock
     Prior to adoption of the 2008 Incentive Plan, on December 5, 2007, we issued 782,250 shares of restricted common stock with an aggregate fair value of $667 to our then president in exchange for $156. Immediately upon the sale, 150,000 shares vested with the remaining shares vesting in quantities of 210,750 shares on each of December 20, 2008, 2009 and 2010. As of May 2010 upon the president’s termination of employment, the remaining non-vested shares immediately vested and the expense recognized. We recognized $166 and $45 of share-based compensation expense during the three months ended June 30, 2010 and 2009, respectively, in connection with this grant. We recognized $221 and $135 of share-based compensation expense during the nine months ended June 30, 2010 and 2009, respectively, in connection with this grant.
Note 10 — Segment Reporting
     In accordance with ASC 280 “Segment Reporting,” our operating segments are those components of our business for which separate and discrete financial information is available and is used by our chief operating decision makers, or decision-making group, in making decisions on how we allocate resources and assess performance.
     In accordance with ASC 280, the Company reports three operating segments, as a result of having completed the Symbiotec acquisition on July 29, 2009 and opening the BESG Ireland Ltd office. Prior to the Symbiotec Solutions AG acquisition, we operated as a single segment. The Company’s chief decision-makers review financial information presented on a consolidated basis, accompanied by disaggregated information about revenue and operating profit each year by operating segment. This information is used for purposes of allocating resources and evaluating financial performance.
     The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies.” Segment data includes segment revenue, segment operating profitability, and total assets by segment. Shared corporate operating expenses are reported in the United States (“U.S.”) segment.
     The Company is organized primarily on the basis of operating units which are segregated by geography in the U.S. and Europe. For the three months ended June 30, 2010 our segment results, net of Discontinued Operations (see Note 4 for more details) are as follows:

	United States	Europe	Total
Net sales	$2,765	$781	$3,546
Loss from operations	(1,176)	250	(926)
Other expense	(22)	(140)	(162)
Depreciation and amortization	(205)	(30)	(235)
Net (Loss) from continuing operations	(1,213)	81	(1,132)
Net (Loss) from discontinued operations		(7,623)	(7,623)

Assets	9,312	3,154	12,466
Goodwill	2,792	—	2,792
Intangible Assets	2,996	—	2,996

          For the nine months ended June 30, 2010, our segment results were as follows:

	United States	Europe	Total
Net sales	$7,360	$2,327	$9,687
Loss from operations	(3,609)	(146)	(3,755)
Other expense	(214)	(199)	(413)
Change in fair value of warrants	(4,373)	—	(4,373)
Depreciation and amortization	(509)	(63)	(572)
Net (Loss) from continuing operations	(8,240)	(257)	(8,497)
Net (Loss) from discontinued operations	—	(7,180)	(7,180)
          In our European operations over 90% of the net sales was generated by one customer for the three and nine months ended June 30, 2010, while in North America one customer accounted for approximately 47% and 49% of net sales, respectively.
NOTE 11 — SUBSEQUENT EVENTS
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
          We may not be successful in our search for potential acquisition candidates that are acceptable for our business model, or we may not be successful in our attempts to acquire new businesses that we have identified as attractive acquisition candidates.

Organic Growth Strategy
With respect to our plans to increase revenue organically, we have identified, and are currently pursuing, several significant strategies;
•	The first strategy is to expand the a la carte services offered to existing major national, multi-national and global clients who have not already signed an infrastructure managed services agreement. This has been initiated by the hiring of branch level account managers focused on the sale of individual infrastructure services and the global managed services offering. With reorganization of the professional services team structure, it permits Beacon to accommodate branch level services delivery to potential global clients.

•	The second strategy is to add regional branches to the existing branches in Columbus and Cincinnati, Ohio, Louisville, Kentucky and Raritan, NJ. The additional branches will be strategically located to provide regional coverage and depth of resources to support global client demand.

•	The third strategy is to add regional and major account sales resources in each new branch. This will facilitate the introduction of Fortune 1000, Global 2000 and qualifying multi-national firms. We refer to these current and future clients as Fortune 10000.
Results of Operations
          For the three and nine months ended June 30, 2010 and 2009
          Operations for the three and nine months ended June 30, 2010 include our fully consolidated European operations, which began in the fourth quarter of the fiscal year ended September 30, 2009. In order to best discuss and compare operations for the three and nine month periods ended June 30, 2010 and 2009 our North American and European operations will be presented and discussed separately.
North American Operations

	For the three months ended June 30,					For the nine months ended June 30,
	2010		2009			2010		2009
	North America		North America		change	North America		North America		change
Net Sales	$2,765	100%	$3,039	100%	$(274)	$7,360	100%	$7,118	100%	$242
Cost of goods sold	393	14%	1,281	42%	(888)	1,122	15%	2,892	41%	(1,770)
Cost of services	1,074	39%	837	28%	237	3,009	41%	1,934	27%	1,075

Gross profit	1,298	47%	921	30%	377	3,229	44%	2,292	32%	937

Operating expense
Salaries and benefits	1,611	58%	1,186	39%	425	3,851	52%	3,109	44%	742
Selling, general and administrative	863	31%	1,047	34%	(184)	2,987	41%	2,572	36%	415

Net loss from operations	(1,176)	NM	(1,312)	NM	136	(3,609)	NM	(3,389)	NM	(220)

Other expense	(22)		(222)		200	(214)		(661)		447
Change in fair value of warrants	—				—	(4,373)				(4,373)

Net loss income before taxes	(1,198)		(1,534)		336	(8,196)		(4,050)		(4,146)

Income taxes	(15)		—		(15)	(44)				(44)
Net (Loss) from continuing operations	(1,213)		(1,534)		321	(8,240)		(4,050)		(4,190)
Net (Loss) from discontinued operations	—		—		—	—		—		—

Net (Loss) Income	$(1,213)		$(1,534)		$321	$(8,240)		$(4,050)		$(4,190)

          Net sales from our North American operations the three months ended June 30, 2010 and 2009 was approximately $2,765 and $3,039, consisting of approximately $533 and $664 of engineering and design services, $717 and $246 of managed services, and $1,515 and $2,129 of business telephone and data system installations, infrastructure, Information Transport Systems Managed Services, and time and materials services. Net sales from our North American operations for the nine months ended June 30, 2010 and 2009 was approximately $7,360 and $7,118, consisting of approximately $1,341 and $1,939 of engineering and design services, $1,234 and $705 of managed services, and $4,785 and $4,474 of business telephone and data system installations, infrastructure, Information Transport Systems Managed Services, and time and materials services
          Cost of goods sold for the three months ended June 30, 2010 and 2009 amounted to approximately $1,467 and $2,118, and consisted of approximately $393 and $1,117 of equipment and materials used in business telephone systems installations, infrastructure, information transport systems and time and material parts used in services, $410 and $517 of direct labor, $106 and $99 of direct project related costs, and $558 and $385 of subcontractor fees incurred in providing services. The cost of goods sold components comparison displays the changing product mix in North America from high cost, labor intensive regional phone system sales, installation and support to an infrastructure and Information Transport Systems product and service offering, accounted for as Time and Material Contracts. The result being lower cost of goods sold and gross margin improvement. Cost of goods sold for the nine months ended June 30, 2010 and 2009 amounted to approximately $4,131 and $4,826, and consisted of approximately $1,122 and $2,548 of equipment and materials used in business telephone systems installations, infrastructure, and time and material parts used in services, $1,523 and $1,432 of direct labor, $347 and $278 of direct project related costs, and $1,139 and $568 of subcontractor fees incurred in providing services. The cost of goods sold components comparison displays the changing product mix in North America from high cost, labor intensive regional phone system sales, installation and support to an infrastructure and Information Transport Systems product offering, accounted for as Time and Material Contracts. The result being lower cost of goods sold and gross margin improvement.
               Salaries and benefits of approximately $1,611 and $1,186 for the three months ended June 30, 2010 and 2009 consisted of salaries and wages of approximately $845 and $705, commissions and bonuses of $58 and $135, benefits of $124 and $82, payroll taxes of $108 and $97, and non-cash share-based compensation of $476 and $167 related primarily to stock options granted during these periods. Salaries and benefits of approximately $3,851 and $3,109 for the nine months ended June 30, 2010 and 2009 consisted of salaries and wages of approximately $2,200 and $1,929, commissions and bonuses of $118 and $248, benefits of $246 and $332, payroll taxes of $323 and $280, and non-cash share-based compensation of $964 and $320 related primarily to stock options granted during the period.
                    Selling, general and administrative expense for the three months ended June 30, 2010 and 2009 of approximately $863 and $1,047 include approximately $240 and $441 of accounting, investor relations and professional fees, $39 and $35 of bad debt expense, $48 and $45 of rent expense, $92 and $78 of telecommunications and data related expenses, $129 and $78 of travel related expenses, $62 and $57 of expenses related to business insurance, $29 and $48 of miscellaneous outside services, depreciation and amortization of $175 and $153, and $119 and $112 of other administrative services. These costs were offset by a corporate royalty of $70 and $0 charged to the European business for administrative functions provided and is eliminated upon consolidation. Selling, general and administrative expense for the nine months ended June 30, 2010 and 2009 of approximately $2,987 and $2,572 include approximately $1,078 and $992 of accounting, investor relations and professional fees, $105 and $106 of bad debt expense, $138 and $135 of rent expense, $265 and $180 of telecommunications and data related expenses, $345 and $167 of travel related expenses, $79 and $0 of recruiting expense, $140 and $130 of expenses related to business insurance, $61 and $127 of miscellaneous outside services, depreciation and amortization of $509 and $454, and $470 and $281 of other administrative services. These costs were offset by a corporate royalty of $203 and $0 charged to the European business for administrative functions provided and is eliminated upon consolidation.
               Other expense for the three months ended June 30, 2010 and 2009 of approximately $22 and $222 is comprised of interest expense in relation to notes payable issued in connections with our Phase I acquisitions. Other expense for the nine months ended June 30, 2010 and 2009 of approximately $4,587 and $661 includes interest expense of $214 and $661 related to notes payable issued in connection with our Phase I acquisitions and approximately $4,373 and $0 of non-cash expense related to the change in fair value of warrants with anti-dilution features.

European Operations

	For the three months ended June 30,			For the nine months ended June 30,
	2010		2009	2010		2009
	Europe		Europe	Europe		Europe
Net Sales	$781	100%	—	$2,327	100%	—
Cost of goods sold	2	2%	—	129	8%	—
Cost of services	13	16%	—	715	44%	—

Gross profit	766	82%	—	1,483	48%	—

Operating expense
Salaries and benefits	174	209%	—	713	44%	—
Selling, general and administrative	342	412%	—	916	56%	—

Net Income (loss) from operations	250	NM	—	(146)	NM	—

Other expense	(140)		—	(199)		—

Net Income (loss) before taxes	110		—	(345)		—

Income tax (expense) benefit	(29)		—	88		—

Net Income (loss) from continuing operations	81			(257)
Net loss from discontinued operations	(7,623)			(7,180)

Net loss	$(7,542)		—	$(7,437)		—

               Net of the Discontinued Operations (see Note 4 for more details), our expansion into Europe, which began in the fourth quarter of the fiscal year ended September 30, 2009, has generated net sales of approximately $781 for the three months ended June 30, 2010 consisting of approximately $728 of professional services, and $53 of time and material services. Net of the Discontinued Operations (see Note 4 for more details), for the nine months ended June 30, 2010 our European operations have generated net sales of approximately $2,327 consisting of approximately $2,201 of professional services, and $126 of time and material services.
          Cost of goods sold for the three months ended June 30, 2010 amounted to approximately $15 and consisted primarily of subcontractor costs. For the nine months ended June 30, 2010, cost of goods sold amounted to $844 and consisted primarily of subcontractor costs of approximately $352, direct project related costs of $363 and materials costs of $129. Salaries and benefits of approximately $174 and $713 for the three and nine months ended June 30, 2010 consisted of salaries and related benefits.
               Selling, general and administrative expense for the three months ended June 30, 2010 was approximately $342, including approximately $48 of accounting and professional fees primarily related to the organization of the European operations, $112 of travel related expenses, $31 of outside services, $17 of rent and other office related supplies, $27 of telecommunications and data related expenses, depreciation and amortization of $30 and $7 of miscellaneous other expenses incurred to establish operations. Additionally a corporate royalty of $70 charged to the European business for administrative functions provided by the North American corporate office is recorded and eliminated upon consolidation. Selling, general and administrative expense for the nine months ended June 30, 2010 was approximately $916, including approximately $258 of accounting and professional fees, $160 of travel related expenses, $43 of recruiting expenses, $49 of rent and other office related supplies, $51 of telecommunications and data related expenses, depreciation and amortization of $63 and $89 of miscellaneous other expenses incurred to establish operations. Additionally a corporate royalty of $203 charged to the European business for administrative functions provided by the North American corporate office is recorded and eliminated upon consolidation.

Liquidity and Capital Resources
               For the nine months ended June 30, 2010, we incurred a net loss of $15,677, which includes a loss from discontinued operations of $7,180 (see Note 4 for more details), a mark to market adjustment on the fair value of common stock purchase warrants of $4,373, and cash used in operations of approximately $4,693 for the nine months ended June 30, 2010. Our accumulated deficit amounted to approximately $36,807. We had cash and cash equivalents of $411 at June 30, 2010 and a working capital deficit of $4,661.
          The results for the nine months ended June 30, 2010 contain nine months of results from our European operations which generated sales of $2,237 with a gross margin of 64%. The European margin increased from 16% for the six months ended March 31, 2010 due to separation of the low margin discontinued operations and is more reflective of continuing operations as we narrow our European focus on core business.
               While North American net sales for the nine months ended June 30, 2010 was only marginally ahead of the nine months ended June 30, 2009, the gross margin grew to 44% from 31%. This margin gain can be attributed to changing our product mix away from material and labor intensive services, to higher margin telecommunications and technology systems infrastructure and managed services which involve a higher level of professional services and significantly reduced material requirements. This change is represented by a decrease in costs of goods sold of 61% and an increase in cost of services of 56% for the nine months ended June 30, 2010 as compared to the nine months ended June 30, 2009.
          For the nine months ended June 30, 2010, net cash used in operating activities of $4,693 consisted primarily of a net loss of approximately $15,677, $7,180 of which was attributable to discontinued operations, an increase in accounts receivables of $1,109 and a decrease in accrued expenses and account payable of $1,907 and $365, respectively. Additionally, a mark to market adjustment on the fair value of common stock purchase warrants of $4,373, non-cash share based compensation increase of $1,131 and cash provided by discontinued operations of $843 offset the cash usage.
          Cash used in investing activities of $504 consisted of capital expenditures of $321 related to our overall continuing operations and $183 of capital expenditures related to the discontinued operations.
          Cash provided by financing activities of $5,293 was derived primarily from approximately $2,398 of net proceeds from the sale of common stock, net proceeds from warrant conversions of $3,631, proceeds of $500 from issuance of short term notes, and offset by repayments of bridge, convertible and note payables of $1,236.
               On August 16, 2010, one or our directors agreed to provide us with a four million dollar credit facility. The term is up to 18 months with an annual interest rate of 7.73% on any outstanding balance and a facility fee of the greater of forty thousand dollars or 1% on any unused balance. In addition, this director will receive fifteen thousand warrants (five year term at $1.00 per share) per month for each month the facility is outstanding. The facility is secured by a pledge of common stock held by our Chief Executive Officer.
               Based on the recent progress we made in the execution of our business plan, we believe that our currently available cash, the funds we expect to generate from operations and the proceeds of our equity financing activities will enable us to effectively operate our business and repay our debt obligations as they become due through June 30, 2011. However, we will require additional capital in order to execute our long term business plan. If we are unable to raise additional capital, or encounter unforeseen circumstances that place constraints on our capital resources, we will be required to take various measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing our business development activities, suspending the pursuit of our business plan, and controlling overhead expenses. We cannot provide any assurance that we will raise additional capital, nor can we provide any assurance that new financing will be available to us on acceptable terms, if at all.
Off-Balance Sheet Arrangements
          We have four operating lease commitments for real estate used for office space and production facilities.

Contractual Obligations as of June 30, 2010
     The following is a summary of our contractual obligations as of June 30, 2010:

		Years	Years
Contractual Obligations	Total	2011	2012	2013	2014	Thereafter
Debt obligations	989	$389	$339	$161	$—	$100
Interest obligations (1)	78	$51	23	4	—
Operating lease obligations (2)	208	127	36	36	9	—

	$1,275	$567	$398	$201	$9	$100

(1)	Interest obligations assume Prime Rate of 3.25% at June 30, 2010. Interest rate obligations are presented through the maturity dates of each component of long-term debt.

(2)	Operating lease obligations represent payment obligations under non-cancelable lease agreements classified as operating leases.
          Dividends on Series A and A-1 Preferred Stock are payable quarterly at an annual rate of 10% and Series B Preferred Stock is payable quarterly at an annual rate of 6%, in cash or the issuance of additional shares of Series A, A-1, and B Preferred Stock, at our option. If we were to fund dividends accruing during the twelve months ended June 30, 2010 in cash, the total obligation would be $545 based on the number of shares of Series A, A-1 and B Preferred Stock outstanding as of June 30, 2009.
          We currently anticipate the cash requirements for capital expenditures, operating lease commitments and working capital will likely be funded with our existing fund sources and cash provided from operating activities. In the aggregate, total capital expenditures are not expected to exceed $750 for the twelve months ended June 30, 2011 and can be curtailed based on actual results of operations.
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
Employees
          Beacon currently employs approximately 98 people, 92 in the Columbus, OH, Louisville, KY, Raritan, NJ and Cincinnati, OH markets. Beacon currently employs 6 in Prague, Czech Republic. None of Beacon’s employees is subject to a collective bargaining agreement.
Facilities
          Beacon’s executive offices are located at 1311 Herr Lane, Suite 205, Louisville, KY 40222 in 2,142 square feet of office space leased through March 30, 2010, extended thereafter on a month to month basis. Additionally, we have offices in Louisville, KY consisting of 8,150 square feet of office space leased through December 31, 2010, Cincinnati, OH consisting of 3,675 square feet of office space leased through October 31, 2010, Columbus, OH consisting of 7,018 square feet leased through December 31, 2014, and Prague, Czech Republic consisting of approximately 2,109 square feet leased through July 31, 2011. We believe our facilities are adequate for the continuing operations of our existing business.
Certain Relationships and Related Party Transactions
          The Company has obtained insurance through an agency owned by one of its founding stockholders/directors. Insurance expense paid through the agency for the three months ended June 30, 2010 and 2009 was approximately $46 and $23, respectively, and $123 and $88 respectively for the nine months ended June 30, 2010 and 2009, and is included in selling, general and administrative expense in the accompanying Condensed Consolidated Statements of Operations.
          Under a marketing agreement with a company owned by the spouse of Beacon’s former president, we provide procurement and installation services as a subcontractor. We earned net sales of approximately $109 and $424 for procurement and installation services provided under this marketing agreement for the three months ended June 30, 2010 and 2009, respectively. For the nine months ended June 30, 2010 and 2009, respectively we earned net sales of approximately $164 and $817 for procurement and installation services provided under this marketing agreement. As of June 30, 2010 and 2009, respectively, we had accounts receivable of approximately $133 and $467 with respect to this marketing agreement.

Filing Status
          Beacon Enterprise Solutions Group, Inc., a Nevada corporation has in the past filed reports with the SEC and will continue to do so as Beacon. You can read and copy any materials we file with the SEC at its Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission, including us.
ITEM 4. CONTROLS AND PROCEDURES
          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated and communicated to our executive officers to allow timely decisions regarding required disclosure. As of June 30, 2010, our Chief Executive Officer, who acts in the capacity of principal executive officer and our Chief Financial Officer who acts in the capacity of principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2010, based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.
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
          As of September 30, 2009, management of our Company had reported at previous dates of assessment that we identified various deficiencies in our accounting processes and procedures that constitute a material weakness in internal control over financial reporting and disclosure controls. We took certain steps during the year ended September 30, 2009 to correct previously reported material weaknesses that include, among other things, consolidating all legacy systems into a single unified accounting system, hiring additional personnel and undertaking the process of documenting our controls; however, we still need to make substantial progress in these areas before we can definitively conclude that we have remediated our material weaknesses.
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

          We believe that our internal control risks are sufficiently mitigated by the fact that our Chief Executive Officer and Chief Financial Officer review and approve substantially all of our major transactions and we have, when needed, hired outside experts to assist us with implementing complex accounting principles. We believe that our weaknesses in internal control over financial reporting and our disclosure controls relate in part to the fact that we are an emerging business with limited personnel. Management and the audit committee of the Board of Directors believe that the company must allocate additional human and financial resources to address these matters. Accordingly, during the quarter ended March 31, 2010 the Company began the process of monitoring its current reporting systems and its personnel and hired a corporate controller to support the Company in its compliance process. The Company intends to continue making necessary changes until its material weaknesses are remediated.
Changes in Internal Control over Financial Reporting
          There were no changes in our internal control over financial reporting during our last fiscal quarter that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
          None.
ITEM 4. Removed and Reserved.
ITEM 5. Other Information
          Regarding the termination of the Company’s agreement with Interxion, Note 4 to the Company’s condensed consolidated financial statements is hereby incorporated by reference.
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

Date: August 16, 2010	Beacon Enterprise Solutions Group, Inc.
	By:	/s/ Bruce Widener
Bruce Widener
Chief Executive Officer and Chairman of the Board of Directors

and
Date: August 16, 2010	By:	/s/ Michael Grendi
Michael Grendi
Principal Financial Officer