Form 10-K
period 2010-09-30
BEACON ENTERPRISE SOLUTIONS GROUP INC
filed 2010-12-16
CIK 1122063

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended September 30, 2010.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-31355

BEACON ENTERPRISE SOLUTIONS GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	81-0438093
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9300 Shelbyville Road, Suite 1000, Louisville, KY	40222
(Address of principal executive offices)	(Zip Code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐      No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $13,732 based on the price of Beacon Enterprise Solutions Group, Inc.’s common stock as of December 13, 2010, as reported on the OTC Bulletin Board.

The number of shares outstanding of Beacon Enterprise Solutions Group, Inc.’s common stock as of December 13, 2010 was 37,376,396.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference
None	Not Applicable

Beacon Enterprise Solutions Group, Inc.
FORM 10-K
 For the fiscal year ended September 30, 2010

INDEX

PART I

Item 1.	Business

Beacon Enterprise Solutions Group, Inc. and subsidiaries (collectively the “Company”) is a provider of global design, implementation and management of high performance Information Technology Systems (ITS) infrastructure solutions.  Beacon’s portfolio of ITS infrastructure services spans all professional and construction requirements for design, build and management of telecommunications, network and technology systems infrastructure. Professional services offered include consulting, engineering, program management, project management, construction services and infrastructure management services. Beacon offers these services under a comprehensive contract vehicle or unbundled to some global and regional clients. Beacon also offers special services in support of qualified projects in the smart buildings/campuses/cities and data center verticals. Finally, Beacon provides managed information technology and telecommunications services in selected local markets. In this report, the terms “Company,” “Beacon,” “we,” “us” or “our” mean Beacon Enterprise Solutions Group, Inc. and all subsidiaries included in our consolidated financial statements.

General

The Company was originally formed to acquire companies that would allow it to serve the small and medium-sized business enterprises (the “SME Market”) on an integrated, turn-key basis from system design, procurement and installation through all aspects of providing network service and designing and hosting network applications.  In response to identification of a significant un-served market, our business strategy has shifted to become a global leader in the design, implementation and management of high performance ITS infrastructure solutions.  Beacon’s portfolio of ITS infrastructure services spans all professional and construction requirements for design, build and management of telecommunications, network and technology systems infrastructure, while continuing to provide managed information technology and telecommunications services in selected local markets.

For the purpose of this report on Form 10K, all amounts are in thousands except share and per share data.  Beacon generated net sales of $13,996 for the year ended September 30, 2010 as it pursued this new strategy. For the year ended September 30, 2010, Beacon recognized a net loss of approximately $18,555. Total assets were $12,071 as of September 30, 2010.

Operations

 Services
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

Beacon provides professional, construction and management services to clients who require a global reach, proven experience and resources, and the consistent, predictable results that can only be offered by a single global company. Today’s global and international clients and international enterprises demand the competitive advantage obtained through outsourcing, without the additional cost, internal overhead and multiple points of failure that come from bidding for services from small regional professional services firms or contractors. Beacon offers these global, multi-national or regional companies a competitive, single-source advantage for consulting, design, implementation, program management, project management and managed services regardless of the location. By overcoming the barriers to entry found in the telecommunications and technology systems channels, Beacon is offering the Fortune 1000 client a vehicle to more fully integrate global enterprise standards, reduce internal pressure on scarce IT and Facilities resources, reduce the risk that comes with multiple points of failure and increase operating income through the efficiencies that accompany true global strategic sourcing. Beacon offers this sourcing capability to our clients on a global, multi-national and regional basis.

Management Services.  In addition to offering consulting, design, engineering and installation of telecommunications and technology systems infrastructure, Beacon offers our clients infrastructure management services to address planning, moves, adds and changes to their telecommunications and technology systems. This service effectively bundles together all Beacon infrastructure services and offer them to clients under a global, multi-national or regional umbrella agreement. To protect client investments and reduce total cost of ownership; global, multi-national or regional infrastructure management services are designed to: (i) reduce internal cost and complexity for obtaining engineering, installation or management related expenses, (ii) facilitate enterprise-wide standardization, (iii) eliminate duplicated effort, (iv) protect warranties, and (v) reduce costs associated with moves, adds and changes. The previously unavailable data which may be extracted from the Beacon management system can provide strategic planning insight and empirical data for management decisions, including the viability of new enterprise initiatives. Infrastructure management services also allow the telecommunications and technology systems infrastructure to be maintained by a planned and budgeted continuum, rather than as a reaction to a series of disconnected projects. Although Beacon clients may begin by using one of our discrete, project-oriented services (described below), the business model indicates that they will frequently evolve into a global, multi-national or regional infrastructure management client.

Design, Engineering & Construction Services.  The increasing economic, regulatory and environmental issues facing executives, IT and Facilities professionals mean that there are an increasing number of complex technical and operational issues that need to be solved for each customer. In order to address these issues, Beacon has moved beyond the expected baseline of technical and educational requirements (Professional Engineer, RCDD, PMP, CPP, CISSP, etc.) and into a new paradigm of cross-disciplinary business and technical professionals who understand the benefit of standardization, predictability and consistency when provided within a process-driven solution. Companies can no longer rely on ownership of the internal capabilities to contract for a wide variety of services from a pool of subcontractors, but now must develop a smaller number of global or regional relationships that allow them to control and make the most of critical capabilities. Beacon provides each client with access to world-class engineering, design and installation resources, but offers them within a manner designed to permit a reduction in bottom line expenditures while reducing the workload of scarce internal resources. This contrasts the traditional bid mentality where clients lose any cost-benefit gained from the bid or proposal process, through increased pressure on internal resources needed to maintain the corporate standard while controlling the cost of administration of multiple vendors for identical tasks across a global enterprise. Beacon’s solution to the dramatic changes in world markets — geopolitical, macroeconomics, and technology, is to make business capability portable by providing the processes needed to make services delivery available on a global, multi-national or regional basis.

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

Customers

Because Beacon provides infrastructure management services to global and multi-national clients, the primary target clients can be defined as the Fortune 1000, or the broader Forbes Global 2000. Global clients may also elect to use Beacon’s services in an ala carte fashion, typically using Design & Engineering services which are more portable when used outside of an infrastructure managed services contract vehicle. The business model for global, multi-national and regional clients who use one or more unbundled services allows for migration to a fully managed services offering where all services are offered under a single contractual umbrella.

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

Beacon also engages professional and construction-related services firms as contractors in specialized geographical areas, the qualification and selection of these firms’ is based on the same stringent background, chemical screening (where permissible by law) and technical assessments used in the hiring of our employees. Contractors are held to the same high levels of service delivery, knowledge of customer and industry standards, and compliance with Beacon and industry best practices. Contractors are only used with customer knowledge and consent and in those cases when geographical challenges or special skills are needed and cannot be overcome with internal resources.

Seasonality

Due to the breadth of services offered to Beacon clients, seasonality issues are minimal. Some seasonality deltas are noted between professional and construction services, however the volume core services and infrastructure management services tend to mitigate the seasonal differences for the unbundled services offered on a global or regional basis.

Customer Concentration

For the years ended September 30, 2010 and 2009, our largest customer accounted for approximately 64% and 21% of sales. Although we expect we will continue to have a high degree of customer concentration, our customer engagements are typically covered by multi-year contracts or master service agreements under which we have been operating for a number of years. In addition, current economic conditions could harm the liquidity of and/or financial position of our customers or suppliers, which could in turn cause such parties to fail to meet their contractual or other obligations to us.

Competition

Beacon’s service delivery offerings, and therefore its competitors, can be divided into two broad categories. First, services that are offered individually, generally in response to the client needs for a single service within a single project, and secondly, services that are offered as a single source package (managed services and outsourcing) and delivered as part of a regional, national, multi-national or global contract, generally with a specified window of time vs. for a single project or task. When offering a single service in response to a single project, there are numerous competitors. These mid- to small-sized competitors tend to be single site or confined to small geographic regions and generally aggressively compete for private or publicly announced work. Further, they typically specialize in and are good at only one service out of the 5 or 6 that the client may actually need. These smaller, single service competitors are generally viewed as being commoditized. Beacon’s model allows us to successfully leverage the bigger managed services offering and introduce scalability by allowing our clients the option to expand the number of services offered and the geography over which the service is delivered. By removing the business risk associated with having only a single service to offer to new and existing clients, it further allows Beacon to differentiate itself by offering a higher level of service with a more predictable price. So by leveraging the multi-service, global capabilities of Beacon, this provides a significant competitive edge for the first category of competitors, but reduces the pool of competitors for the full-spectrum managed infrastructure services offered across broad geographic areas. There are several national infrastructure firms, such as Black Box and Netservant that have the size and funding to become direct competitors, but by nature of their size and current business models they would experience significant internal resistance to change.

Employees

Beacon currently employs 91 people in offices located in Louisville, KY, Columbus, OH, Raritan, NJ, Cincinnati, OH and Prague, Czech Republic. None of Beacon’s employees is subject to a collective bargaining agreement.

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

Code of Ethics

We have adopted a Code of Ethics that applies to all of our directors, officers and employees. The Code is available on our website. If any waivers of the Code are granted, the waivers will be disclosed in an SEC filing on Form 8-K. Our website also includes the Charters of the Audit Committee and the Compensation Committee. Stockholders may request free copies of these documents by writing to Michael Grendi, 1961 Bishop Lane, Suite 101, Louisville, KY 40218, by calling 502-657-3500 or by sending an email request to michael.grendi@askbeacon.com.

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

Risks Relating to the Business

In this discussion of the “Risks Relating to the Business,” unless otherwise noted or required by the context, references to “us,” “we,” “our,” “Beacon” and similar terms refer to Beacon, as defined above.

Beacon has a history of losses.

Beacon has incurred losses since its inception. While we expect to achieve a positive cash flow basis there can be no assurance that this will occur. Our ability to operate profitably is dependent upon our ability to operate the portfolio of ITS infrastructure services, build and management of telecommunications, network and technology systems infrastructure service offerings in an economically successful manner but, no assurances can be given that we will be able to do this. Our prospects must be considered in light of the numerous risks, expenses, delays and difficulties frequently encountered in the competitive and high risk telecommunications and ITS services industry, as well as the risks generally inherent in the current economic environment. There can be no assurance that we will ever achieve sustained recurring net sales and profitability on a consistent and growing basis.

Beacon will require additional financing.

Beacon will require additional capital to implement its long-term business plan. There can be no assurance that such financing will be available to Beacon or, if it is, that it will be available on terms and at a valuation that would be beneficial to the interests of current stockholders.  In this regard, failure by Beacon to secure additional financing on favorable terms could have severe adverse consequences relative to Beacon’s ability to grow and/or fully leverage existing business relationships and agreements, which ultimately could mean that Beacon may not be viable.

Rapid technological change and obsolescence could adversely affect Beacon’s business.

Our business is subject to technological innovation, with such developments potentially adversely affecting the business and operations of Beacon in the future.

Beacon’s success depends upon agreements with third parties.

Our business plan contemplates working with third party vendors in multiple aspects of the business. The success of our plan assumes successful relationships with third party vendors for contractor services, network access and hardware and software products which Beacon seeks to offer and sell. If Beacon is unable to attract competent corporate partners, or if such partners’ efforts are inadequate, Beacon’s business could be harmed.

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

Additionally, changes in policies or laws of the United States or foreign governments resulting in, among other things, changes in regulations and the approval process, higher taxation, currency conversion limitations, restrictions on fund transfers or the expropriation of private enterprises, could reduce the anticipated benefits of our international expansion. If we fail to realize the anticipated net sales growth of our future international operations, our business and operating results could suffer.

Beacon does not manufacture the equipment that it relies upon.

Beacon does not and will not have any of its own equipment or manufacturing capacity and must rely on agreements with third parties to supply all products used in Beacon’s business. An interruption in the supply of such equipment could harm the business of Beacon.

Beacon’s business is subject to inherent risks including those arising from customer acceptance, lost customers, and market competition.

Customer Acceptance.  Beacon’s intended customers may be unfamiliar with the services and technologies offered by Beacon for any number of reasons and therefore hesitant to use Beacon’s products and services. As a result, the sales cycle involved in obtaining new customers could be slower and more expensive than initially budgeted. Beacon will need to educate customers as to the benefits of its products and services, which education is costly and time consuming. Thus, Beacon cannot accurately forecast the timing and recognition of net sales from marketing of its products and services to new customers. Delays in market acceptance of Beacon’s products and services could harm Beacon.

Lost Customers.  There is no guarantee that customers will continue to use the products and services of Beacon. The business is inherently very competitive on a price and service basis and there can be no assurance that Beacon, as a new entrant, will be successful with its business model in retaining customers.

Competition.  There are many companies operating in certain areas of Beacon’s basic market niche that have longer operating histories and greater financial, technical, marketing, sales, or other resources when compared to Beacon. While Beacon intends to enter into relationships with third parties to offset these competitive factors, there is no guarantee that Beacon will respond more effectively than its competitors to new or emerging products or changes in customer requirements. Increased competition, either from individual firms or collaborative ventures may harm Beacon’s ability to sell services on favorable terms, which in turn could lead to price cuts, reduced gross margins, or loss of market share. These factors could seriously harm Beacon’s business.

Beacon depends on its key employees.

Beacon is highly dependent on certain officers and employees. The loss of any of their services or Beacon’s inability to attract and retain other qualified employees would have an adverse impact on Beacon’s business and its ability to achieve its objectives. Beacon has employment and non-compete agreements with all key personnel. These agreements however will permit the employee to resign without cause at any time. There can be no assurance that Beacon will be able to retain existing employees or that it will be able to find, attract and retain other skilled personnel on acceptable terms.

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

The current economic conditions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. There could be a number of follow-on effects from the credit crisis and current economic environment on our business, including insolvency of key customers and suppliers and the inability for us to raise additional working capital to support the growth of our operations.

Beacon’s quarterly operating results may fluctuate significantly and will be difficult to predict.

Our results of operations will fluctuate significantly from quarter to quarter as a result of a number of factors, including our services development timeline and the rate at which customers accept our service offerings. Accordingly, our future operating results are likely to be subject to variability from quarter to quarter and could be adversely affected in any particular quarter. It is possible that our operating results will be below the expectations of investors. As indicated above, Beacon has incurred losses since its inception.

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

Potential dilution of outstanding options and warrants could interfere with Beacon’s ability to raise capital.

Beacon has outstanding options and warrants that are convertible into or exercisable for shares of our common stock. To the extent that outstanding options or warrants are exercised, dilution to the percentage ownership of Beacon’s shareholders will occur. In addition, the terms on which Beacon will be able to obtain additional equity capital may be adversely affected if the holders of outstanding options and warrants exercise them at a time when Beacon is able to obtain additional capital on terms more favorable to Beacon than those provided in the outstanding options and warrants.

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

Although our Common Stock is currently traded on the OTC Bulletin Board (“OTC.BB”), trading may be extremely sporadic. There can be no assurance that a more active market for our common stock will develop.

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

As a public company, Beacon incurs significant legal and accounting expenses associated with its public company reporting requirement and certain requirements under the Sarbanes-Oxley Act of 2002. Like many smaller public companies, Beacon faces a significant impact from required compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management of public companies to evaluate the effectiveness of internal control over financial reporting. The SEC has adopted rules implementing Section 404 for public companies as well as disclosure requirements. Any failure to implement effective or improved internal controls, or to resolve difficulties encountered in their implementation, could harm Beacon’s operating results, or cause a failure to meet reporting obligations or result in management assessing internal control over financial reporting as not sufficient. Any such result could cause investors to lose confidence in Beacon’s reported financial information, which could have a material adverse effect on its stock price.

Item 2.	Properties

Beacon’s executive offices are located at 9300 Shelbyville Road, Suite 1000, Louisville, KY 40222 in 2,142 square feet of office space leased on a month to month basis. Additionally, we have offices in Louisville, KY consisting of 8,150 square feet of office space leased through December 31, 2010, Cincinnati, OH consisting of 5,341 square feet of office space leased through May 31, 2016, Columbus, OH consisting of 7,018 square feet leased through December 31, 2014, and Prague, Czech Republic consisting of approximately 2,100 square feet leased through June 30, 2011. We believe our facilities are adequate for the continuing operations of our existing business.

Item 3.	Legal Proceedings

On September 7, 2010, Beacon was named a party in a lawsuit filed in Jefferson Circuit Court in the State of Kentucky, seeking $270 plus other costs, attorney's fees and damages, regarding the Company's alleged conduct during the course of the purchase of the assets and assumption of certain liabilities of Strategic Communications, LLC.  Although the outcome of this matter can not be predicted at this time, Beacon believes this lawsuit is without merit.  No provision has been made in the financial statements related to this action, as the Company believes that the ultimate disposition of this matter will not have a material adverse effect on the Company's financial position or results of operations.

No other legal proceedings in the normal course of business are required to be disclosed under this Item 3.

Item 4.	Removed and Reserved

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

The public market for our stock is limited and sporadic. The following table sets forth, for the period indicated, the high and low last sale price for our common stock as reported on the OTC Bulletin Board:

Quarter Ended	High	Low

Fiscal 2009

December 31, 2008	$1.52	$0.55
March 31, 2009	$1.10	$0.30
June 30, 2009	$1.65	$0.69
September 30, 2009	$1.73	$0.92

Fiscal 2010

December 31, 2009	$1.01	$0.81
March 31, 2010	$1.50	$1.02
June 30, 2010	$1.53	$1.01
September 30, 2010	$1.10	$0.35

Holders

As of December 13, 2010, we had approximately 224 stockholders of record.

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

Recent Sales of Unregistered Securities

Information related to sales of unregistered securities has been included in our Quarterly Reports on Form 10-Q for the periods ended December 31, 2008, March 31, 2009 and June 30, 2009 as well as our Current Reports on Form 8-K filed on October 7, 2008, October 9, 2008, October 14, 2008, October 30, 2008, December 9, 2008, January 5, 2009, January 22, 2009, January 28, 2009, February 5, 2009, February 17, 2009, February 20, 2009, February 23, 2009, February 24, 2009, March 11, 2009, March 25, 2009, April 3, 2009, April 10, 2009, April 17, 2009, April 20, 2009, April 29, 2009, May 8, 2009, May 13, 2009, May 19, 2009, June 2, 2009, July 2, 2009, July 23, 2009, August 12, 2009, August 18, 2009, September 01, 2009, October 2, 2009, October 15, 2009, October 19, 2009, November 3, 2009, November 12, 2009, November 24, 2009 and December 15, 2009 and incorporated herein by reference.

Securities Authorized for Issuance under Compensation Plans

On March 26, 2008, our Board of Directors reserved and authorized 1,000,000 shares of our Common Stock under the 2008 Long-Term Incentive Compensation Plan. This plan was approved by the shareholders on April 16, 2009.

Equity Compensation Plan Information

As of September 30, 2010	(a)	(b)	(c)
	Number of securities to	Weighted-average	Number of securities remaining
	be issued upon exercise	exercise price of	available for future issuance under
	of outstanding options,	outstanding options,	equity compensation plans (excluding
	warrants and rights	warrants and rights	securities reflected in column (a))

Equity compensation plans approved by security holders	370,200	$1.22	629,800

Issuer Purchases of Equity Securities

None.

Item 7.	Management’s Discussion and Analysis of Financial Condition, Plans and Results of Operations

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

Cautionary Statements — Forward Outlook and Risks

Certain statements contained in this annual report on Form 10-K, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects,” “assumes,” “trends” and similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon our current plans, expectations and projections about future events. However, such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following:

•
Our business may be materially adversely affected by the current economic environment. The recent disruptions in both domestic and global financial and credit markets have significantly impacted domestic and global economic activity and led to an economic recession. As a result of these disruptions, our customers and markets have been adversely affected. If we experience reduced demand because of these disruptions in the macroeconomic environment, our business, results of operation and financial condition could be materially adversely affected. If we are unable to successfully anticipate changing economic and financial conditions, we may be unable to effectively plan for and respond to these changes and our business could be adversely affected;

•	effects of competition in the markets in which we operate;

•	liability and other claims asserted against us;

•	ability to attract and retain qualified personnel;

•	availability and terms of capital;

•	loss of significant contracts or reduction in net sales associated with major customers;

•	ability of customers to pay for services;

•	business disruption due to natural disasters or terrorist acts;

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

Overview

The Company is a provider of global design, implementation and management of high performance Information Technology Systems (ITS) infrastructure solutions.  Beacon’s portfolio of ITS infrastructure services spans all professional and construction requirements for design, build and management of telecommunications, network and technology systems infrastructure. Professional services offered include consulting, engineering, program management, project management, construction services and infrastructure management services. Beacon offers these services under a comprehensive contract vehicle or unbundled to some global and regional clients. Beacon also offers special services in support of qualified projects in the smart buildings/campuses/cities and data center verticals. Finally, Beacon provides managed information technology and telecommunications services in selected local markets.

Organic Growth Strategy

With respect to our plans to increase net sales organically, we have identified, and are currently pursuing, several significant strategies, including:

•
Expansion of our a la carte services offered to existing major national, multi-national and global clients who have not signed an infrastructure managed services agreement. This has been initiated reorganizing sales/marketing on the sale of individual infrastructure services and the global managed services offering.  With reorganization of the professional services team structure, it permits Beacon to accommodate branch level services delivery to potential global clients.

•	Additionally we have added regional and major account sales resources in each business unit. This will facilitate the introduction of Fortune 1000, Global 2000 and qualifying multi-national firms.

Results of Operations

For the years ended September 30, 2010 and 2009

In order to best discuss and compare operations for the years ended September 30, 2010 and 2009 our North American and European operations will be presented and discussed separately.

North American Operations

	2010		2009
	North America		North America		change

Net Sales	$10,273	100%	$10,113	100%	$160
Cost of goods sold	1,405	14%	4,393	43%	(2,988)
Cost of services	5,035	49%	2,905	29%	2,130
Gross profit	3,833	37%	2,815	28%	1,018
Operating expense
Salaries and benefits	5,139	50%	4,373	43%	766
Selling, general and administrative	3,715	36%	4,242	42%	(527)
Net loss from operations	(5,021)	NM	(5,800)	NM	779
Other expense	(244)		(904)		660
Change in fair value of warrants	(4,373)		-		(4,373)
Net loss before taxes	(9,638)		(6,704)		(2,934)

Income tax expense	(49)		(58)		9

Net loss from continuing operations	(9,687)		(6,762)		(2,925)
Net loss from discontinued operations	-		-		-
Net loss	$(9,687)		$(6,762)		$(2,925)

        Net sales from our North American operations the years ended September 30, 2010 and 2009 was $10,273, and $10,113, consisting of $3,443 and $3,281 of professional services, $6,744 and $6,720 of time and material contracts, of which $614 and $1,656 was revenue from multiple element arrangements and $86 and $112 from maintenance contracts.

Cost of goods sold for the years ended September 30, 2010 and 2009 amounted to $6,440 and $7,299, and consisted of $1,405 and $4,393 of equipment and material costs and $5,035 and $2,905 of costs of services which includes $2,744 and $1,027 of subcontractor services.  The change in our cost of goods sold reflects our maturation into a professional services firm whereby we are selling less of the material intensive installation projects and focusing more on professional services engagements around the implementation and management of ITS infrastructure solutions.  To fully meet our internal and external expectations on the professional services delivery we have increased the utilization of sub-contractors in specialized geographical and technical areas.

Salaries and benefits of $5,139 and $4,373 for the years ended September 30, 2010 and 2009 consisted of salaries and wages of $2,913 and $2,823, commissions and bonuses of $167 and $330, benefits of $543 and $286, payroll taxes of $400 and $377, and non-cash share-based compensation of $1,116 and $557 related primarily to stock options granted during these periods.

Selling, general and administrative expense for years ended September 30, 2010 and 2009 of $3,715 and $4,242 include $1,352 and $1,825 of accounting, investor relations and professional fees, $146 and $136 of bad debt expense, $300 and $285 of office related expense, $345 and $259 of telecommunications and data related expenses, $473 and $356 of travel related expenses, $205 and $174 of expenses related to business insurance, $89 and $134 of miscellaneous outside services, depreciation and amortization of $551 and $613, and $583 and $460 of other administrative services.  These costs were offset by a corporate royalty of $329 and $0 charged to the European business for administrative functions provided and is eliminated upon consolidation.

Other expense for the years ended September 30, 2010 and 2009 of approximately $4,617 and $904 includes interest expense of $244 and $904 related to notes payable and $4,373 and $0 of non-cash expense related to the change in fair value of warrants with anti-dilution features.

European Operations
	2010		2009
	Europe		Europe

Net Sales	$3,723	100%	$-
Cost of goods sold	153	4%
Cost of services	1,487	40%
Gross profit	2,083	56%
Operating expense
Salaries and benefits	897	24%
Selling, general and administrative	1,844	50%
Net loss from operations	(658)	NM
Other expense	(15)
Net loss before taxes	(673)

Income tax expense	(14)

Net loss from continuing operations	(687)
Net (loss) income from discontinued operations	(8,181)		492
Net (loss) income	$(8,868)		$492

Our expansion into Europe began in the fourth quarter of the fiscal year ended September 30, 2009, this initial phase has since been discontinued in the year ended September 30, 2010 (see Note 4 for more details) with subsequent other European expansion beginning in the fiscal year September 30, 2010.  The chart above displays information pertaining to the continuing European operations for the fiscal year ending September 30, 2010.

Continuing European operations have generated net sales of $3,723 for the year ended September 30, 2010 consisting of approximately $2,202 of professional services, and $1,521 of time and material services.

Cost of goods sold for the year ended September 30, 2010 amounted to $1,640 and consisted primarily of material costs of $153, subcontractor costs of $1,060 and other project related costs of $427.

Salaries and benefits of $897 consisted of $734 of salary expense, payroll taxes of $89, benefits of $56 and other miscellaneous costs of $18.

Selling, general and administrative expense for the year ended September 30, 2010 was approximately $1,843, including $283 of accounting and professional fees primarily related to the organization of the European operations, $580 of bad debt expense, $266 of travel related expenses, $81 of outside services, $115 of rent and other office related supplies, $48 of telecommunications and data related expenses, depreciation and amortization of $74 and $69 of miscellaneous other administrative expenses. Additionally a corporate royalty of $327 charged to the European business for administrative functions provided by the North American corporate office is recorded and eliminated upon consolidation.

Liquidity and Capital Resources

We incurred a net loss of approximately $18,555, which includes a loss from discontinued operations of $8,181 (see Note 4 to the consolidated financial statements), a mark to market adjustment on the fair value of common stock purchase warrants of $4,373, non-cash expenses for share based compensations of 1,381, non-cash depreciation and amortization expense of $589 and cash used in continuing operations amounting to $6,138 for the year ended September 30, 2010 which excludes $1,298 of cash provided by discontinued operations.  Our accumulated deficit amounted to $39,711, while we had cash of $246 and a working capital deficit of $7,060, which included $8,558 of liabilities from discontinued operations.  As discussed in Note 17, a wholly-owned subsidiary of the Company, which has been reporting discontinued operations, has filed the relevant statutory notices with the local judge in Switzerland in accordance with its fiduciary obligation under Swiss law.

Financing transactions we completed during the year ended September 30, 2010 include the following:

On February 26, 2010, we received $500 in loan proceeds and issued a related short-term, non-interest bearing promissory note, which was secured but subordinate to all existing senior debt outstanding.  Terms of the note included a principal payment of $250 on March 31, 2010 with the balance of $250, in addition to a $10 origination fee, to be paid on April 30, 2010.  In agreement with the note holder, the March 31, 2010 payment was extended through and paid on April 1, 2010.  The remaining $250 plus $10 origination fee was paid on April 30, 2010.

On August 16, 2010, one of our directors agreed to provide a $4,000 credit facility.  The term is up to 18 months with an annual interest rate of 7.73% on any outstanding balance and a facility fee of the greater of $40 or 1% on any unused balance.  In addition, this director will receive 15,000 warrants to purchase shares of common stock (five year term at $1.00 per share) per month for each month the facility is outstanding.  The facility is secured by a pledge of common stock held by our Chief Executive Officer.

Based on the recent progress we made in the execution of our business plan, we believe that our currently available cash, the proceeds of our equity financing activities, availability of the aforementioned credit line and cash received from the issuance of note payable subsequent to year end (see Note 17 to the consolidated financial statements – Subsequent Events for information regarding additional financing), and funds we expect to generate from operations will enable us to operate our business and repay our debt obligations as they become due through October 1, 2011. However, we will require additional capital in order to execute our business plan. If we are unable to raise additional capital, or encounter unforeseen circumstances that place constraints on our capital resources, we will be required to take various measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing our business development activities, suspending the pursuit of our business plan, and controlling overhead expenses. We cannot provide any assurance that we will raise additional capital. We have not secured any commitments for new financing at this time, nor can we provide any assurance that new financing will be available to us on acceptable terms, if at all.

Off-Balance Sheet Arrangements

We have five operating lease commitments for real estate used for office space.

Contractual Obligations as of September 30, 2010:

The following is a summary of our contractual obligations as of September 30, 2010:

Contractual Obligations	Total	2011	2012	2013	2014	2015	Thereafter

Long-term debt obligations	1,512	$479	$941	$92	$-	$-	$-
Interest obligations (1)	111	44	66	1	-	-	-
Operating lease obligations (2)	708	260	116	116	89	80	47

	$2,331	$783	$1,123	$209	$89	$80	$47

(1)	Interest obligations assume Prime Rate of 3.25% at September 30, 2010. Interest rate obligations are presented through the maturity dates of each component of long-term debt.

(2)
Operating lease obligations represent payment obligations under non-cancelable lease agreements classified as operating leases and disclosed pursuant to ASC 840 “Accounting for Leases,” as may be modified or supplemented. These amounts are not recorded as liabilities as of the current balance sheet date.

Dividends on Series A and A-1 Preferred Stock are payable quarterly at an annual rate of 10% and Series B Preferred Stock are payable quarterly at an annual rate of 6% in cash or the issuance of additional shares of Series A, A-1 and B Preferred Stock, at our option. If we were to fund dividends accruing during the year ending September 30, 2010 in cash, the total obligation would be $153 based on the number of shares of Series A, A-1 and B Preferred Stock outstanding as of September 30, 2010.

We currently anticipate the cash requirements for capital expenditures, operating lease commitments and working capital will likely be funded with our existing fund sources and cash provided from operating activities. In the aggregate, total capital expenditures are not expected to exceed $240 for the year ended September 30, 2011 and could be curtailed should we experience a shortfall in expected financing.

Working Capital

As of September 30, 2010, our current liabilities exceed current assets by approximately $7,060 primarily due to $8,558 of liabilities related to discontinued operations (see Note 4).  The $100 bridge note recorded in current liabilities is convertible into common stock and the note agreement provides for vesting of additional warrants to purchase shares of common should the holders continue to hold the debt and immediate vesting of the additional warrants upon conversion.

Item 8.	Financial Statements and Supplementary Data

Consolidated Financial Statements of Beacon Enterprise Solutions Group, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Stockholders
Beacon Enterprise Solutions Group, Inc.

We have audited the accompanying consolidated balance sheets of Beacon Enterprise Solutions Group, Inc. and Subsidiaries (the “Company”) as of September 30, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Beacon Enterprise Solutions Group, Inc. and subsidiaries, as of September 30, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 13 to the consolidated financial statements in 2010, the Company has changed its method of accounting for warrants which are not indexed to its stock due to the adoption of FASB ASC 815 (EITF 07-5), Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock).

New York, NY
December 16, 2010

Beacon Enterprise Solutions Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(all amounts in 000's except share and per share data)
	September 30,	September 30,
	2010	2009

ASSETS

Current assets:
Cash and cash equivalents	$246	$227
Accounts receivable, net	4,535	3,069
Inventory, net	557	605
Prepaid expenses and other current assets	357	388
Current assets of discontinued operations	133	958
Total current assets	5,828	5,247

Property and equipment, net	420	336
Goodwill	2,792	2,792
Other intangible assets, net	3,011	3,342
Other assets	20	117
Assets of discontinued operations	-	980
Total assets	$12,071	$12,814

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Short term credit obligations	$-	$550
Convertible notes payable	-	298
Bridge notes (net of $0 and $33 discounts)	100	167
Current portion of long-term debt	379	475
Accounts payable	2,971	2,074
Accrued expenses	880	2,626
Current liabilities of discontinued operations	8,558	525
Total current liabilities	12,888	6,715

Non-current line of credit - related party	630	-
Long-term debt, less current portion	403	802
Deferred tax liability	153	103
Total liabilities	14,074	7,620

Stockholders' equity (deficiency)
Preferred Stock: $0.01 par value, 5,000,000 shares authorized, 1,041 and 3,436 shares outstanding in the following classes:
Series A convertible preferred stock, $1,000 stated value, 4,500 shares authorized, 30 and 1,984 shares issued and outstanding at September 30, 2010 and 2009, respectively, (liquidation preference $93).	30	1,984
Series A-1 convertible preferred stock, $1,000 stated value, 1,000 shares authorized, 311 and 752 shares issued and outstanding, at September 30, 2010 and 2009, respectively (liquidation preference $432).	311	752
Series B convertible preferred stock, $1,000 stated value, 4,000 shares authorized, 700 shares issued and outstanding at September 30, 2010 and 2009, respectively (liquidation preference $967).	700	700
Common stock, $0.001 par value 70,000,000 shares authorized, 37,376,396 and 24,655,990 shares issued and outstanding at September 30, 2010 and 2009, respectively.	37	25
Additional paid in capital	37,137	17,977
Accumulated deficit	(39,711)	(16,254)
Accumulated other comprehensive (loss) income	(507)	10
Total stockholders' equity (deficiency)	(2,003)	5,194
Total liabilities and stockholders' equity (deficiency)	$12,071	$12,814

The accompanying notes are an integral part of these consolidated financial statements.

Beacon Enterprise Solutions Group, Inc. and Subsidiaries
Consolidated Statements of Operations
(all amounts in 000's except share and per share data)

	For the	For the
	Year Ended	Year Ended
	September 30,	September 30,
	2010	2009
Net sales	$13,996	$10,113
Cost of goods sold	1,558	4,393
Cost of services	6,522	2,905

Gross profit	5,916	2,815
Operating expenses
Salaries and benefits	6,036	4,373
Selling, general and administrative	5,559	4,242
Total operating expense	11,595	8,615
Loss from operations	(5,679)	(5,800)

Other expenses
Other expenses	(259)	(904)
Change in fair value of warrants	(4,373)	-
Total other expenses	(4,632)	(904)

Net loss before income taxes	(10,311)	(6,704)

Income tax expense	(63)	(58)

Loss from continuing operations	(10,374)	(6,762)
(Loss) income from discontinued operations	(8,181)	492

Net loss	(18,555)	(6,270)

Series A, A-1 and B Preferred Stock:
Contractual dividends	(175)	(548)
Deemed dividends related to beneficial conversion feature	(99)	(266)

Net loss available to common stockholders	$(18,829)	$(7,084)

Net loss per share to common stockholders - basic and diluted
Net loss per share from continuing operations	$(0.32)	$(0.41)
Net (loss) income per share from discontinued operations	(0.25)	0.03
	$(0.57)	$(0.38)

Weighted average shares outstanding basic and diluted	32,254,769	16,482,449

Other comprehensive loss, net of tax
Net Loss	$(18,829)	$(7,084)
Foreign currency translations adjustment	(28)	-
Comprehensive loss	$(18,857)	$(7,084)

The accompanying notes are an integral part of these consolidated financial statements.

Beacon Enterprise Solutions Group, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity (Deficiency)
(all amounts in 000's except share data)

	Series A Convertible		Series A-1 Convertible		Series B Convertible						Accumulated
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional		Other
		$1,000 Stated		$1,000 Stated		$1,000 Stated		$0.001 Par	Paid-In	Accumulated	Comprehensive
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Income	Total

Balance at September 30, 2008	4,000	$4,000	800	$800	400	$400	12,093,021	$12	$8,028	$(9,171)	$-	$4,069

Vested portion of share based payments to employee for services									558			558
Conversion of debt to Preferred shares					300	300						300
Conversion of debt to common shares							833,334	1	499			500
Conversion of Preferred shares to common	(2,635)	(2,635)	(159)	(159)			3,724,854	4	2,790
Common Stock issued in private placement							6,853,497	7	5,478			5,485
Private placement offering costs									(1,139)			(1,139)
Warrants exercised for common shares							196,145
Shares issued for Symbio - Tec acquistion							400,000	1	436			437
Fair value of contingent shares related to Symbio - Tec acquistion									476			476
Shares committed to Anti-dilution adjustment							285,139
Common Stock issued for investor relations agreements							270,000		164			164
Beneficial conversion feature - deemed preferred stock dividend									201	(201)
Discount on Convertible Notes Payable									74			74
Vested contingent bridge warrants									57			57
Warrants issued for equity financing agreement									289			289
Series A Preferred Stock contractual dividends										(429)		(429)
Series A Preferred Stock contractual dividends paid in kind	619	619										619
Series A-1 Preferred Stock contractual dividends										(85)		(85)
Series A-1 Preferred Stock contractual dividends paid in kind			111	111								111
Series B Preferred Stock contractual dividends										(32)		(32)
Beneficial conversion feature - deemed Investor Warrant dividend									66	(66)

Net loss										(6,270)		(6,270)
Net change in accumulated other comprehensive income											10	10
Total comprehensive income

Balance at September 30, 2009	1,984	$1,984	752	$752	700	$700	24,655,990	$25	$17,977	$(16,254)	$10	$5,194

Cumulative effect of change in accounting principle - fair value of warrants with anti dilutive rights										(4,628)		(4,628)
Relcassification of derivative financial instruments									10,095			10,095
Vested portion of share based payments to employee for services									1,082			1,082
Common Stock issued in private placement							3,795,295	4	1,884			1,888
Private placement offering costs									(584)			(584)
Warrants issued for extension of non-interest bearing note									64			64
Warrants issued under consulting agreements									199			199
Common Stock issued for contingent earnout							175,000
Common Stock issued for investor relations agreements							100,000		66			66
Amortization of non-employee stock options
issued for performance of services									34			34
Conversion of preferred shares to common stock	(1,993)	(1,993)	(462)	(462)			3,286,372	3	2,452
Common Stock issued upon exercise of warrants							4,738,966	5	3,659			3,664
Shares issued in conversion of bridge note to common							183,620		110			110
Cashless warrant exercises							441,153
Series A Preferred Stock contractual dividends										(77)		(77)
Series A Preferred Stock contractual dividends paid in in kind	39	39										39
Series A-1 Preferred Stock contractual dividends										(56)		(56)
Series A-1 Preferred Stock contractual dividends paid in in kind			21	21								21
Series B Preferred Stock contractual dividends										(42)		(42)
Beneficial conversion feature - deemed preferred stock dividend									99	(99)

Foreign currency translation adjustment											(517)	(517)
Net loss										(18,555)		(18,555)

Balance at September 30, 2010	30	$30	311	$311	700	$700	37,376,396	$37	$37,137	$(39,711)	$(507)	$(2,003)

The accompanying notes are an integral part of these consolidated financial statements.

Beacon Enterprise Solutions Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(all amounts in 000's)
	For the	For the
	Year Ended	Year Ended
	September, 30	September, 30
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(18,555)	$(6,270)
Add: Net loss (income) from discontinued operations	8,181	(492)
Net loss from continuing operations	(10,374)	(6,762)

Adjustments to reconcile net loss to net cash used in continuing operating activities:
Change in reserve for obsolete inventory	(10)	125
Change in reserve for doubtful accounts	710	91
Depreciation and amortization	589	613
Non-cash interest	136	591
Share based payments	1,381	722
Change in fair value of warrants with anti-dilution rights	4,373	-
Change in deferred tax liability	50	-
Changes in operating assets and liabilities:
Accounts receivable	(2,176)	(1,655)
Inventory	58	(132)
Prepaid expenses and other assets	128	(284)
Accounts payable	897	847
Accrued expenses	(1,900)	1,301

CASH USED FOR CONTINUING OPERATING ACTIVITIES	(6,138)	(4,543)
CASH PROVIDED BY DISCONTINUED OPERATIONS	1,298	177

NET CASH USED FOR OPERATING ACTIVITIES	(4,840)	(4,366)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(342)	(133)
Capital expenditures of discontinued operations	(183)	(41)

NET CASH USED IN INVESTING ACTIVITIES	(525)	(174)

CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES

Proceeds from sale of common stock, net of offering costs	2,398	4,347
Proceeds from warrant exercises, net of offering costs	3,631	-
Procceds from issuances of bridge and other short term notes	765	700
Proceeds from issuance of convertible notes	-	500
Procceds from lines of credit	630	343
Payment of note offering costs	-	(75)
Payments under lines of credit	(50)	(393)
Payments of other short term notes	(1,265)	-
Repayment of convertible notes	(298)	(202)
Payments of notes payable	(496)	(534)
Payments of capital lease obligation	-	(12)

NET CASH PROVIDED BY CONTINUING FINANCING ACTIVITIES	5,315	4,674

Effect of exchange rate changes on cash and cash equivalents	69	(34)

NET INCREASE IN CASH AND CASH EQUIVALENTS	19	100

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	227	127

CASH AND CASH EQUIVALENTS - END OF PERIOD	$246	$227

Supplemental disclosures

Cash paid for:

Interest	$105	$105

Income taxes	$-	$105

Non-cash investing and financing activities:

Conversion of debt to common stock	$110	$499

Settlement of account payable with common stock	$235	$38

Accrued dividends	$154	$-

The accompanying notes are an integral part of these consolidated financial statements

BEACON ENTERPRISE SOLUTIONS GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data)

NOTE 1 —	ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

The consolidated financial statements presented are those of Beacon Enterprise Solutions Group, Inc., which was originally formed in the State of Indiana on June 6, 2007 and combined with Suncrest Global Energy Corp. a Nevada corporation, on December 20, 2007.  In these footnotes to the consolidated financial statements, the terms “Company,” “Beacon,” “we,” “us” or “our” mean Beacon Enterprise Solutions Group, Inc. and all subsidiaries included in our consolidated financial statements.

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

We incurred a net loss of approximately $18,555, which includes a loss from discontinued operations of $8,181 (see Note 4), a mark to market adjustment on the fair value of common stock purchase warrants of $4,373, non-cash expenses for share based compensations of 1,381, non-cash depreciation and amortization expense of $589 and cash used in continuing operations amounting to $6,138 for the year ended September 30, 2010 which excludes $1,298 of cash provided by discontinued operations.  Our accumulated deficit amounted to $39,711, while we had cash of $246 and a working capital deficit of $7,060, which included $8,558 of liabilities from discontinued operations.  As discussed in Note 17, a wholly-owned subsidiary of the Company, which has been reporting discontinued operations, has filed the relevant statutory notices with the local judge in Switzerland in accordance with its fiduciary obligation under Swiss law.

Financing transactions we completed during the year ended September 30, 2010 include the following:

On February 26, 2010, we received $500 in loan proceeds and issued a related short-term, non-interest bearing promissory note, which was secured but subordinate to all existing senior debt outstanding.  Terms of the note included a principal payment of $250 on March 31, 2010 with the balance of $250, in addition to a $10 origination fee, to be paid on April 30, 2010.  In agreement with the note holder, the March 31, 2010 payment was extended through and paid on April 1, 2010.  The remaining $250 plus $10 origination fee was paid on April 30, 2010.

On August 16, 2010, one of our directors agreed to provide a $4,000 credit facility.  The term is up to 18 months with an annual interest rate of 7.73% on any outstanding balance and a facility fee of the greater of $40 or 1% on any unused balance.  In addition, this director will receive 15,000 warrants to purchase shares of common stock (five year term at $1.00 per share) per month for each month the facility is outstanding.  The facility is secured by a pledge of common stock held by our Chief Executive Officer.

Based on the recent progress we made in the execution of our business plan, we believe that our currently available cash, the proceeds of our equity financing activities, availability of aforementioned credit line and cash received from the issuance of notes payable subsequent to year end (see Note 17 – Subsequent Events for information regarding additional financing), and funds we expect to generate from operations will enable us to operate our business and repay our debt obligations as they become due through October 1, 2011. However, we will require additional capital in order to execute our business plan. If we are unable to raise additional capital, or encounter unforeseen circumstances that place constraints on our capital resources, we will be required to take various measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing our business development activities, suspending the pursuit of our business plan, and controlling overhead expenses. We cannot provide any assurance that we will raise additional capital. We have not secured any commitments for new financing at this time, nor can we provide any assurance that new financing will be available to us on acceptable terms, if at all.

NOTE 3 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Beacon Enterprise Solutions Group, Inc., a Nevada corporation and its wholly-owned subsidiaries including Datacenter Contractors AG (formerly Beacon Solutions AG) acquired on July 29, 2009 (see Note 4), BESG Ireland Ltd. and Beacon Solutions S.R.O., which began operations November 1, 2009 and January 1, 2010, respectively. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications
Certain amounts in the prior period financial statement have been reclassified to conform to the current period presentation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions include valuing equity securities and derivative financial instruments issued as purchase consideration in business combinations and/or in financing transactions and in share based payment arrangements, accounts receivable reserves, inventory reserves, deferred taxes and related valuation allowances, allocating the purchase price to the fair values of assets acquired and liabilities assumed in business combinations (including separately identifiable intangible assets and goodwill) and estimating the fair values of long lived assets to assess whether impairment charges may be necessary. Certain of our estimates, including accounts receivable and inventory reserves and the carrying amounts of intangible assets could be affected by external conditions including those unique to our industry and general economic conditions. It is reasonably possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. We re-evaluate all of our accounting estimates at least quarterly based on these conditions and record adjustments, when necessary.

Discontinued Operations

For purposes of determining discontinued operations, the Company has determined Datacenter Contractors AG, included with our European segment, is a component of the Company within the context of ASC 205-20 Discontinued Operations.  A component of an entity comprises operations and cash flows that can be clearly distinguished operationally and for financial reporting purposes from the rest of the Company (see Note 4).  Consequently, the Company has classified the results of operations of Datacenter Contractors AG as discontinued operations for all periods presented.

Revenue and Cost Recognition

Beacon applies the revenue recognition principles set forth under the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 104 with respect to all of our net sales. Accordingly, we recognize net sales when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the vendor’s fee is fixed or determinable, and (iv) collectability is reasonably assured.  Accordingly, it is our policy to determine the method of accounting for each of our contracts at the inception of the arrangement and account for similar types of contracts using consistent methodologies of accounting within the GAAP hierarchy. A discussion of our specific net sales recognition policies by category is as follows:

     Construction Type Contracts

 On November 6, 2009 we entered into an approximately $25,000 fixed price construction type contract, pursuant to which we have been engaged to act as the general contractor in the construction of a data center that we expected to complete in two phases through October 2010. The contract provided for a contingent penalty of 0.3% per month if the contract is not completed by an agreed upon date, not to exceed 10% of the total contract price. We evaluated this contract at the inception of the arrangement to determine the proper method of accounting based on the highest level of literature within the GAAP hierarchy. We determined that the nature of our work under this contact falls within the scope of a “construction type” contract for which net sales would most appropriately be recognized using the percentage of completion method of accounting.

During the year ended September 30, 2010 we recognized approximately $16,948 of net sales under the aforementioned contract, which is reported as discontinued operations in the accompanying Consolidated Statement of Operations and Note 4. We measured our progress on this contract through September 30, 2010 under the percentage-of-completion method of accounting in which the estimated sales value is determined on the basis of physical completion to date (the total contract amount multiplied by percent of performance to date less sales value recognized in previous periods). We adopted this method of measurement because management considers this method the most objective measurement of progress in this circumstance.

When applicable we also record losses on contracts in progress during the period in which it is determined that a loss would be incurred on a construction type contract.

 Several vendors providing materials to us under this contract requested that we direct our customer to remit payments for these materials, which amount to $4,674 directly to them. Notwithstanding this arrangement, we are still the primary obligor to our customer and have general inventory risk for such purchases, which are being made under our purchase orders. Accordingly, we are recording all net sales under this contract gross as a principal.  See Note 4, Discontinued Operations for additional information.

     Time and Materials Contracts

Our time and materials type contracts principally include business telephone and data system installation contracts completed in time frames of several weeks to 60 or 90 days. Under these types of contracts, we generally design the system using in-house engineering labor, provide non-proprietary materials supplied by an original equipment manufacturer (“OEM”) and install the equipment using in-house or subcontracted labor. We occasionally sell extended warranties on certain OEM supplied equipment; however, the OEM is the primary obligor under such warranty coverage and the amount of net sales we receive from such warranties is insignificant to the arrangements. Our contracts clearly specify deliverables, selling prices and scheduled dates of completion. We also generally require our customers to provide us with a significant deposit that we initially record as a liability and apply to subsequent billings. Title and risk of loss on materials that we supply to our customers under these arrangements is transferred to the customer at the time of delivery. Our contracts are cancelable upon 60 days’ notice by either party; however, completion of the work we perform under these contracts, which occurs in a predictable sequence, is within our control at all times. Amounts we bill for delivered elements are not subject to concession or contingency based upon the completion of undelivered elements specified in our contracts.

We account for voice and data installation contracts as multiple—deliverable arrangements. Prior to October 1, 2009 we accounted for multiple-deliverable net sales arrangements using the relative fair value method of accounting, which required companies to have vendor specific objective evidence (“VSOE”) of fair value in order for deliverables to be considered a unit of accounting and to use the residual method of allocating arrangement consideration to undelivered elements. We recognize net sales for delivered elements under these arrangements based on the amount of arrangement considered allocated to the delivered element once all of the criteria for net sales recognition have been met.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2009-13 Revenue Recognition (ASC Topic 605) Multiple-Deliverable Revenue Arrangements — a consensus of the FASB EITF 00-21-1 (“ASU 2009-13”). ASU 2009-13, requires the use of the relative selling price method of allocating arrangement consideration to units of accounting in a multiple-deliverable net sales arrangement and eliminates the residual method. This new accounting principle establishes a hierarchy to determine the selling price to be used for allocating arrangement consideration to deliverables as follows: (i) vendor-specific objective evidence of selling price (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“ESP”). ASU 2009-13 is effective prospectively for net sales arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.

Effective October 1, 2009, we elected to early adopt ASU No. 2009-13 for all multiple-element net sales arrangements entered into on or after October 1, 2009. Using this method, we designate deliverables within the arrangement as units of accounting when they are (a) deemed to have standalone value and (b) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered items is considered probable and substantially in our control. ASU No. 2009-13 no longer requires companies to have VSOE of fair value in order for a deliverable to be considered a unit of accounting. The adoption of ASU No. 2009-13 has not had a material effect on the manner in which we designate units of accounting or allocate arrangement consideration to such units because the selling prices of our deliverables, which is the principal factor that differentiates the two accounting standards, generally approximates fair value.

We recognized approximately $614 and $1,656 from multiple element arrangements for the years ended September 30, 2010 and 2009, respectively and $7,737 and $5,176 from time and material contacts that did not included multiple-element arrangements for the years ended September 30, 2010 and 2009, respectively.

     Professional Services Sales

We generally bill our customers for professional telecommunications and data consulting services based on hours of time spent on any given assignment at our hourly billing rates. As it relates to delivery of these services, we recognize sales under these arrangements as the work is performed and the customer has indicated their acceptance of services by approving a completion order. We generated approximately $5,645 and $3,281 of professional services sales during the years ended September 30, 2010 and 2009, respectively. The Company accounts for sales taxes collected on behalf of government authorities using the net method. Pursuant to this method, sales taxes are included in the amounts receivable and a payable is recorded for the amounts due to the government agencies.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

No such items existed as of September 30, 2010 or 2009.

Foreign Currency Reporting

The consolidated financial statements are presented in United States Dollars in accordance with ASC 830, “Foreign Currency Matters”.  Accordingly, the Company’s subsidiaries, BESG Ireland Ltd, Datacenter Contractors AG and Beacon Solutions S.R.O. use the local currency (Euros, Swiss Francs and Czech Crowns, respectively) as their functional currencies. Assets and liabilities are translated at exchange rates in effect at the balance sheet date, and net sales and expense accounts are translated at average exchange rates during the period. Resulting translation adjustments of ($507) and $10 were recorded in comprehensive (loss) income in the accompanying Consolidated Balance Sheets for the years ended September 30, 2010 and 2009.

Customer Concentration

For the years ended September 30, 2010 and 2009, our largest customer accounted for approximately 64%, net of a reserve of $606 as of September 30, 2010 due to a contractual dispute, and 21% of sales, respectively. As of September 30, 2010 and 2009 the accounts receivable balance for this customer was $3,941 and $377, respectively.  Although we expect we will continue to have a high degree of customer concentration our customer engagements are typically covered by multi-year contracts or master service agreements under which we have been operating for a number of years. In addition, current economic conditions could harm the liquidity and financial condition of our customers or suppliers, which could in turn cause such parties to fail to meet their contractual or other obligations to us.

Advertising Expense

Advertising costs are expensed as incurred. Advertising expense amounted to $38 and $50 for the years ended September 30, 2010 and 2009.

Cash and Cash Equivalents

Beacon considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents. Due to their short-term nature, cash equivalents, when they are carried, are carried at cost, which approximates fair value.

Accounts Receivable

Accounts receivable include customer billings on invoices issued by us after the service is rendered or the sale earned. Credit is extended based on an evaluation of our customer’s financial condition and advance payment for services is generally required for many of our services. Credit losses have been provided for in the financial statements and are within management’s expectations.

We have established an allowance for doubtful accounts as an estimate of potential credit risk due to current market conditions. We perform ongoing credit evaluation of our customers’ financial condition when we deem appropriate. Beacon has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses based on, among other things, historical collection experience, a review of the current aging status of customer receivables, a review of specific information for those customers deemed to be higher risk and other external factors including the current economic environment and conditions in the credit markets could affect the ability of our customers to make payments. We evaluate the adequacy of the allowance for doubtful account at least quarterly.

Unfavorable changes in economic conditions might impact the amounts ultimately collected from our customers and therefore could result in changes to the estimated allowance and future results of operations could be materially affected.  Account balances deemed to be uncollectible or otherwise settled with a customer are charged to the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. We currently believe the majority of our receivables are collectible due to the nature of the industry.  The allowance for doubtful accounts amounted to $866 and $156 as of September 30, 2010 and 2009; the increase in the allowance related to entry into new markets for the year ended September 30, 2010.

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and cash equivalents. We maintain our cash accounts at high quality financial institutions with balances, at times, in excess of federally insured limits. As of September 30, 2010, we had no deposits in excess of federally insured limits. Management believes that the financial institutions that hold our deposits are financially sound and therefore pose minimal credit risk.

Goodwill and Intangible Assets

We account for goodwill and intangible assets in accordance with ASC 350 Intangibles - Goodwill and Other. ASC 350 requires that goodwill and other intangibles with indefinite lives should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. GAAP requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgment is required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment.  Upon consideration of our operations, we have determined Beacon operates a single reporting unit.

We reviewed goodwill for possible impairment by comparing the fair value of the reporting unit to the carrying value of the assets. If the fair value exceeds the carrying value of net asset, no goodwill impairment is deemed to exist. If the fair value does not exceed the carrying value, goodwill is tested for impairment and written down to its implied value if it is determined to be impaired. Based on a review of the fair value of our reporting unit, no impairment is deemed to exist as of September 30, 2010 or 2009.

Given the current economic environment and the uncertainties regarding the potential impact on the Company’s business, if forecasted net sales and margin growth rates of our reporting units are not achieved, it is at least reasonably possible that triggering events could arise that would require us to evaluate the carrying amount of our goodwill for possible impairment prior to the next annual review that we would perform as of September 30, 2011. If a triggering event causes an impairment review to be required before the next annual review, it is not possible at this time to determine if an impairment charge would result or if such charge would be material.

Our amortizable intangible assets consist of customer relationships and covenants not to compete. These costs are being amortized using the straight-line method over their estimated useful lives. We amortize customer relationships on a straight line basis over a 15 year estimated useful life. The covenants not to compete are amortized on a straight line basis over a twenty four month estimated useful life. Amortization expense for the year ended September 30, 2010 and 2009 was approximately $331 and $461.

We review the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value. No impairment was deemed to exist as of September 30, 2010 and 2009. We intend to re-evaluate the carrying amounts of our amortizable intangibles at least quarterly to identify any triggering events. As described above, if triggering events require us to undertake an impairment review, it is not possible at this time to determine whether it would be necessary to record a charge or if such charge would be material.

Preferred Stock

We apply the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity” when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. We classify conditionally redeemable preferred shares (if any), which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control, as temporary equity. At all other times, we classify our preferred shares in stockholders’ equity. Our preferred shares do not feature any redemption rights within the holders control or conditional redemption features not within our control as of September 30, 2010 and 2009. Accordingly all issuances of preferred stock are presented as a component of consolidated stockholders’ equity (deficit).

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

Common Stock Purchase Warrants and Other Derivative Financial Instruments

We classify as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provides us a choice of net-cash settlement or settlement in our own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company's own stock as defined in ASC 815-40 ("Contracts in Entity's Own Equity"). We classify as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside our control) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). We assess classification of our common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

Our free standing derivatives consist of warrants to purchase common stock that we issued to three founding stockholders/directors and one independent qualified investor in connection with the Bridge Financing Facility and Bridge Notes described in Note 10, warrants issued pursuant to equity financing arrangements furnished by one of our directors as described in Note 12, warrants issued to the Series A and A-1 Preferred Stock stockholders, and warrants issued to the placement agent and its affiliates in connection with various Private Placements described in Note 14. We evaluated the common stock purchase warrants to assess their proper classification in the balance sheet as of September 30, 2010 and 2009 using the applicable classification criteria enumerated under GAAP. We determined that the common stock purchase warrants do not feature any characteristics permitting net cash settlement at the option of the holders. Accordingly, these instruments have been classified in stockholders’ equity in the accompanying consolidated balance sheet as of September 30, 2010 and 2009.

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

As described in Note 14, we completed our assessment of uncertain tax positions for the years ended September 30, 2010 and 2009, including the effects of the Share Exchange Transaction described in Note 1 and business combinations completed as described in Note 4. Based on this assessment, we have determined that we have no material uncertain income tax positions requiring recognition or disclosure for the years ended September 30, 2010 and 2009.

In many cases, our tax positions are related to tax years that remain subject to examination by relevant tax authorities. We file income tax returns in the United States (federal), Ireland and the Czech Republic as well as various state and local jurisdictions. In most instances, we are no longer subject to federal, state and local income tax examinations by taxing authorities for years prior to 2008.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average shares of common stock outstanding for the period and excludes any potentially dilutive securities. Diluted earnings per share reflect the potential dilution that would occur upon the exercise or conversion of all dilutive securities into common stock. The computation of loss per share for the years ended September 30, 2010 and 2009 excludes potentially dilutive securities because their inclusion would be anti-dilutive.

Shares of common stock issuable upon conversion or exercise of potentially dilutive securities at September 30, 2010 are as follows:
			Total
	Stock	Common	Common
	Options and	Stock	Stock
	Warrants	Equivalents	Equivalents

Series A Convertible Preferred Stock with Warrants	20,131	40,263	60,394
Series A-1 Convertible Preferred Stock with Warrants	207,260	414,518	621,778
Series B Convertible Preferred Stock with Warrants	350,000	875,000	1,225,000
Common Stock Offering Warrants	2,807,322	-	2,807,322
Placement Agent Warrants	2,847,497	-	2,847,497
Affiliate Warrants	55,583	-	55,583
Bridge Financings	285,500	166,667	452,167
Convertible Notes Payable Warrants	50,000	-	50,000
Compensatory Warrants	300,000	-	300,000
Equity Financing Arrangements Warrants	716,662	-	716,662
Consulting Warrants	2,500,000	-	2,500,000
Employee Stock Options	3,468,533	-	3,468,533
Non-Employee Stock Options	250,000	-	250,000
	13,858,488	1,496,448	15,354,936

Recently Adopted Accounting Pronouncements

In March 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-17, Revenue Recognition— Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This standard provides that the milestone method is a valid application of the proportional performance model for net sales recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved. Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement. To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. The new standard is effective for interim and annual periods beginning on or after June 15, 2010. Early adoption is permitted.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Other accounting standards that have been issued or proposed by the FASB and SEC and/or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 4 —	DISCONTINUED OPERATIONS

Symbiotec Solutions AG

On July 29, 2009, BESG Ireland Ltd., a wholly owned subsidiary of Beacon, acquired 100% of the outstanding shares of Symbiotec Solution AG (Symbiotec) in exchange for 400,000 shares of Beacon common stock issued as of the date of the acquisition, plus contingent consideration consisting of an additional 400,000 shares of Beacon common stock and up to $145 of cash subject to the attainment of certain contractually defined earnings targets. We recorded the contingent consideration as part of the purchase price on the date of the acquisition since it is probable that the acquired business will meet its earnings targets over the one year measurement period. Beacon acquired Symbiotec as an integral part of our plan to establish a presence in Europe where we are currently serving a significant customer. For the period July 29, 2009 to September 30, 2009, we recognized net sales of $958 and net income of approximately $492.

The following presents a summary of the purchase price consideration for the purchase of Symbiotec:

Amount

Shares issued at acquisition	$437
Contingent shares pursuant to earn out	476
Profit sharing earn out	145

$1,058

Net cash acquired	(46)

Total purchase price consideration, net of cash received	$1,012

The purchase price has been allocated as follows:

Amount

Accounts receivable	$134
Prepaid expenses and other current assets	27
Property and equipment	15
Goodwill	360
Customer relationships	349
Covenants not to compete	212
Accounts payable and accrued liabilities	(39)

$1,058

Net tangible asset acquired (liabilities assumed)	$137

As previously disclosed in the Company’s Current Report on Form 8-K filed on November 12, 2009, Datacenter Contractors AG (“DC”, formerly known as “Beacon Solutions AG”), a wholly owned subsidiary of BESG Ireland Ltd., entered into a project management services agreement for the design and construction of a data center in Zurich, Switzerland.  Phase 1 of the agreement relates to the first 2,500 square feet of the facility and the Company maintains that Phase 1 was completed in June 2010.  Phase 2 of the agreement relates to the completion of the data center and was valued to the Company at approximately $10,000 in net sales.  DC’s operations consist mostly of one significant customer contract and have previously been presented in the Company’s European operating segment.

In June 2010, the customer notified the Company that it was terminating the agreement and cancelling Phase 2 due to a claimed breach.  The Company and customer entered into negotiations regarding the possible continuation of the agreement, but as of the date of the filing of this report, the negotiations to continue the agreement have ceased.  As a result of DC’s inability to reach a settlement, the DC Board has elected to discontinue DC’s operations, and has filed the relevant statutory notices with the local judge in Switzerland in accordance with its fiduciary obligations under Swiss law.  As a result, the net sales and expenses associated with DC have been reclassified as discontinued operations for all periods presented in the consolidated financial statements (see Note 17).

The assets and liabilities of DC have been classified on the Consolidated Balance Sheets as Current assets and liabilities of discontinued operations.  The assets and liabilities comprising the balances, as classified in our Consolidated Balance Sheets, consist of:

	As of	As of
	September 30,	September 30,
	2010	2009
ASSETS
Cash	$46	$37
Accounts receviable	87	911
Other current assets	-	10
Total current assets	133	958
Property and equipment, net		59
Goodwill	-	360
Other intangible assets, net	-	561
Total assets	$133	$1,938
LIABILITIES
Accounts payable	$7,554	$104
Accrued expenses	1,004	421
Total liabilities	$8,558	$525

The following table presents the results of the discontinued operations.
	For the Year	For the Year
	Ended	Ended
	September 30,	September 30,
	2010	2009

Net Sales	$16,948	$958

Net loss before taxes	(8,181)	394
Income taxes	-	98
Net (loss) income from discontinued operations	$(8,181)	$492

As part of the discontinued operations, goodwill and intangible assets recorded as a result of the acquisition of Symbiotec Solutions AG were deemed impaired and therefore written off as of September 30, 2010 in the amount of $254 and $396, respectively.

NOTE 5 —	ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:
	As of	As of
	September 30,	September 30,
	2010	2009

Accounts receivable	$5,401	$3,225
Less: Allowance for doubtful accounts	(866)	(156)

Accounts receivable, net	$4,535	$3,069

Additions and charges to the allowance for doubtful accounts consist of the following:

	As of	As of
	September 30,	September 30,
	2010	2009

Opening balance	(156)	$(50)
Add: Additions to reserve	(752)	(136)
Less: charges	42	30

Ending balance	$(866)	$(156)

NOTE 6 —	INVENTORY, NET

Inventory consists of the following:

	As of	As of
	September 30,	September 30,
	2010	2009

Inventory (principally parts and system components)	$707	$765
Less: reserve for obsolete inventory	(150)	(160)

Inventory	$557	$605

Additions and charges to the reserve for obsolete inventory:

	As of	As of
	September 30,	September 30,
	2010	2009

Opening balance	$(160)	$(35)
Add: additions to reserve	(56)	(144)
Less: charges	66	19

Ending balance	$(150)	$(160)

NOTE 7 —	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following as of September 30, 2010 and 2009:

	September 30,	September 30,
	2010	2009

Equipment	$500	$290
Vehicles	82	81
Furniture and Fixtures	58	58
Software	240	111
Leasehold Improvements	19	17

	$899	$557
Less: Accumulated Depreciation	(479)	(221)

Net Book Value Fixed Assets	$420	$336

Depreciation amounted to approximately $258 and $153 for the years ended September 30, 2010 and 2009.

NOTE 8 —	INTANGIBLE ASSETS, NET

The following table is a summary of intangible assets:

	As of	As of
	September 30,	September 30,
	2010	2009
	Total	Total
	Consideration	Consideration

Goodwill	$2,792	$2,792

Customer relationships	$3,804	$3,662
Covenants not to compete	500	642

	4,304	4,304

Less: Accumulated amortization	(1,293)	(962)

Intangibles, net	$3,011	$3,342

The above noted intangible assets are being amortized on a straight-line basis. Customer relationships are being amortized over a 15 year useful life; contracts not to compete had been amortized over a 2 year useful life based on the estimated economic benefit. Amortization expense for the years ended September 30, 2010 and 2009 was $331 and $461.

The following is a summary of amortization expense for the next five fiscal years and thereafter:

Fiscal Year ended
September 30,

2011	$258
2012	258
2013	258
2014	258
2015	258
Thereafter	1,721

$3,011

NOTE 9 —	ACCRUED EXPENSES

Accrued expenses consist of the following:

	As of	As of
	September 30,	September 30,
	2010	2009

Compensation related	$483	$541
Dividends	153	38
Interest	50	123
Goods received not invoiced	-	1,092
Other	194	832

	$880	$2,626

NOTE 10 —	NOTES PAYABLE AND LONG TERM DEBT

The following is a summary of our notes payable and long term debt:

	As of	As of
	September 30,	September 30,
	2010	2009

Short-Term Lines of Credit and Notes Payable	$-	$550

Convertible Notes Payable	$-	$298

Bridge Note	$100	$167

Integra Bank	$323	$439

Acquistion notes (payable to the sellers of the acquired businesses)

ADSnetcurve	-	81
Bell-Haun	-	44
CETCON	290	416
Strategic Secured Note	169	297

	782	1,277

Less: current portion	(379)	(475)

Non-current portion	$403	$802

Long term Line of Credit - related party	$630	$-

Short-Term Lines of Credit and Notes Payable

On December 16, 2009, we repaid the remaining principal balance of $50 due under a line of credit with a maturity date previously extended through December 30, 2009.

On August 7, 2009, we entered into a non-interest bearing note with one of our directors in the amount of $500 with a due date of September 9, 2009. Subsequently we exercised a contractual right to convert the note into a demand obligation that would become payable within a 5 day period following written notice of such demand. We paid a fee equal to $88 in cash and issued an additional 112,500 common stock purchase warrants exercisable for $1.00 per share to the lender/director upon the occurrence of this event, for which we recognized non-cash interest of $64 for the fair value of the warrants. The note was paid in full on December 17, 2009.

On February 8, 2010, we received $40 in loan proceeds and issued a related short-term promissory note with a 4% per annum interest rate and 1% origination fee.  The note was paid in full on March 19, 2010.

On February 26, 2010, we received $500 in loan proceeds and issued a related short-term, non-interest bearing promissory note, which was secured but subordinate to all existing senior debt outstanding.  Terms of the note included a principal payment of $250 on March 31, 2010 with the balance of $250, in addition to a $10 origination fee, to be paid on April 30, 2010.  In agreement with the note holder, the March 31, 2010 payment was extended through and paid on April 1, 2010.  The remaining $250 plus $10 origination fee was paid on April 30, 2010.

Convertible Notes Payable

On January 22, 2009, Beacon entered into convertible notes payable with a group of private investors (the “Notes”) facilitated by a broker/dealer. Proceeds of the Notes were $500in the aggregate. The Notes had an original maturity date of July 21, 2009 with interest payable at a fixed annual rate of 12.5% due monthly. The maturity date of the Notes was extended to January 21, 2010 with interest payable at a fixed annual rate of 15% per annum on the unpaid balance due on the note, which amounted to $298 at September 30, 2009.  Each of the note holders also received a five-year warrant to purchase one share of Beacon Common Stock (the “Note Warrants”) at a purchase price of $1.00 per share per $10 of note principal (50,000 shares in the aggregate).  We recorded aggregate discounts of $74 to the face value of the Notes based upon the relative fair values of the notes and the warrants and the effects of a beneficial conversion feature. The discount is being accreted over the life of the Notes which amounted to $74 through September 30, 2009 and is included as a component of interest expense in the accompanying Statement of Operations.

During the year ended September 30, 2010 we repaid the remaining principal and $1 of interest expense.

Bridge Notes

On July 16, 2007, Beacon entered into a $500,000 Bridge Financing Facility provided by two of our founding stockholders who are also directors of our Company. In connection with the issuance of the Bridge Financing Facility, we issued warrants to purchase shares of our common stock (the “Warrants”). The Warrants allow the holders to purchase up to 865,000 shares of our common stock at an exercise price of $1.00 per share.  On September 9, 2009, the holders of the Bridge Financing Facility exercised their right to convert the entire amount of the principal due under these notes into 833,334 shares of common stock.

On November 15, 2007, we issued $200 of convertible notes payable (the “Bridge Notes”) in a separate debt financing. Of this amount, $100 of the Bridge Notes was issued to one of our directors. The holders of the Bridge Notes pursuant to three separate amendments completed through November 20, 2008, agreed unconditionally not to demand repayment of the notes before June 30, 2010. On March 31, 2010, the non-director Bridge Note holder elected to convert the unpaid principal and accrued interest of $110 to 183,620 common shares.  Accordingly, the remaining $100 note is presented as a current liability in our Consolidated Balance Sheet as of September 30, 2010.

 We recorded contractual interest expense of approximately $5 and $25 for the years ended September 30, 2010 and 2009, respectively. We recorded aggregate accretion of the discount on these notes of approximately $33 and $96 for years ended September 30, 2010 and 2009, respectively which is classified as a component of interest expense in the accompanying Consolidated Statement of Operations. The discount relating to a beneficial conversion feature was recorded upon the original issuance of these notes and is fully amortized.

Integra Bank

On March 14, 2008, Beacon and Integra Bank entered into a credit facility, under which we borrowed $600 at a 6.25% annual interest rate with monthly payments of $12 over a 60 month term that matures March 12, 2013 and collateralized by all business assets of the Company.  We recorded contractual interest expense of approximately $24 and $31 for the years ended September 30, 2010 and 2009, respectively.

Long Term Line of Credit – Related Party

On August 17, 2010 we entered into a long term line of credit facility with one of our directors for $4,000, the facility has an annual interest rate of 7.73% on any outstanding balance and a facility fee of the greater of $40 or 1% of the unused balance.  Additionally, 15,000 warrants, with a five year term at $1.00 per share, per month will be paid for each month the facility is outstanding. As of September 30, 2010, we have an outstanding balance of $630, leaving an unused amount of $3,370, which is presented as a non-current liability in our Consolidated Balance Sheet, as terms of the facility call for an 18 month maturity date.

Term Debt

During the years ended September 30, 2010 and 2009, Beacon paid approximately $379 and $351in principal payments on our term debt. We recorded interest expense of approximately $73 and $88 for our term loans and paid approximately $88 and $75 for the years ended September 30, 2010 and 2009, respectively.

The following table summarizes the remaining debt principal payment obligations by year for the long-term debt other than the Bridge Financing Facility, Bridge Notes, and short term line of credit which are presumed to be paid within the next twelve months:
2011	$379
2012	311
2013	92
2014	-
2015	-
$782

NOTE 11 —	RELATED PARTY TRANSACTIONS

On May 15, 2008, we entered into an equity financing arrangement with one of our directors that provided up to $500 of additional funding, the terms of which provided for issuance of warrants to purchase 33,333 shares of common stock at $1.00 per share per month for the period the financing arrangement is in effect. The warrants have a five-year term. The financing arrangement terminates upon the close of a $3,000 equity financing event. On August 19, 2008, we modified the agreement to increase the commitment to $3,000 of additional funding that decreases on a dollar for dollar basis as we raise capital in subsequent equity financing transactions up to $3,000, upon mutual agreement of our director and us, or on December 31, 2008. In consideration for this financing arrangement, we agreed to issue a five year warrant to purchase 100,000 shares of common stock at an exercise price of $1.00 per share in addition to the ongoing warrants earned under the original agreement. Accordingly, we recognized $289 of interest expense for the year ended September 30, 2009 based on the fair value of the warrants as they were earned. The fair values were calculated using the Black-Scholes option pricing model with the following assumptions:

		Expected		Fair Value			Risk-Free	Value	Charge to
Date	Quantity	Life	Strike	of Common	Volatility	Dividend	Interese	per	Interest
Earned	Earned	(days)	Price	Stock	Rate	Yield	Rate	Warrant	Expense

10/15/2008	33,333	1,825	$1.00	$1.20	66.34%	0%	2.90%	$0.74	$25
11/15/2008	33,333	1,825	$1.00	$0.85	66.34%	0%	2.33%	$0.45	$15
12/15/2008	33,333	1,825	$1.00	$1.52	66.34%	0%	1.50%	$0.99	$33
12/31/2008	16,667	1,825	$1.00	$1.01	66.34%	0%	1.55%	$0.57	$10
1/9/2009	100,000	1,825	$1.00	$0.80	66.34%	0%	1.51%	$0.41	$41
2/9/2009	33,333	1,825	$1.00	$0.80	66.34%	0%	1.99%	$0.41	$14
3/9/2009	33,333	1,825	$1.00	$0.54	66.34%	0%	1.90%	$0.23	$8
4/9/2009	33,333	1,825	$1.00	$0.75	66.34%	0%	1.90%	$0.37	$12
5/9/2009	33,333	1,825	$1.00	$1.19	66.34%	0%	2.09%	$0.72	$24
6/9/2009	33,333	1,825	$1.00	$1.35	66.34%	0%	2.73%	$0.86	$29
7/9/2009	33,333	1,825	$1.00	$1.61	66.34%	0%	2.31%	$1.08	$36
8/9/2009	33,333	1,825	$1.00	$1.20	66.34%	0%	2.75%	$0.74	$24
9/9/2009	33,333	1,825	$1.00	$1.00	66.34%	0%	2.38%	$0.57	$18

					For year ended September 30, 2009				$289

In addition, contingent upon the drawdown of any part of the equity financing commitment, the director would earn the right to purchase up to 1,655,425 shares of their stock owned by the investors for a purchase price of $0.01 per share. The equity financing arrangement expired on December 16, 2009 upon closing of a $3,000 of equity financing at which time the directors contingent right to acquire the shares of the founding shareholders was terminated.

On January 7, 2009, we entered into a note payable with a principal amount of $200 payable on or before December 31, 2009, bearing interest at 12% per annum with one of our directors. The director concurrently authorized us to issue 300 shares of preferred stock in exchange for this note and an additional $100 note issued prior to December 31, 2009. We are permitted, but not required, to redeem these shares at a 1% per month premium beginning 30 days from the date of their issuance at our discretion.

On January 9, 2009, we entered into an equity financing arrangement with one of our directors that provided a commitment of up to $2,200 of additional funding. This arrangement superseded the existing equity financing arrangement between the same director and the Company that had been entered into on May 15, 2008 and amended August 19, 2008. Under the terms of this equity financing arrangement, under certain circumstances the Company was permitted to sell shares of its common stock to this director at the same price per share and other terms as the most recent sale of shares of its Common Stock to a third party in a transaction intended to raise capital. On August 10, 2009, we renewed the existing equity financing arrangement to provide a commitment of up to $3,000 of additional funding.  This arrangement was terminated on December 15, 2009 upon close of the $3,000 equity financing event.

Under a marketing agreement with a company owned by the wife of Beacon’s former president, we provide procurement and installation services as a subcontractor. We earned net sales of approximately $323 and $1,697 for procurement and installation services provided under this marketing agreement, of which $198 and $1,402 is recorded as accounts receivable in the accompanying Consolidated Balance Sheets as of September 30, 2010 and 2009.

On August 7, 2009, we entered into a non-interest bearing demand note with one of our directors in the amount of $500. See Note 10 for further information.

The Company has obtained insurance through an agency owned by one of its founding stockholders/directors.  Insurance expense of $150 was paid to the agency for each of the years ended September 30, 2010 and 2009, respectively.

NOTE 12 —	COMMITMENTS AND CONTINGENCIES

Litigation

On September 7, 2010, Beacon was named a party in a lawsuit filed in Jefferson Circuit Court in the State of Kentucky, seeking $270 plus other costs, attorney's fees and damages, regarding the Company's alleged conduct during the course of the purchase of the assets and assumption of certain liabilities of Strategic Communications, LLC.  Although the outcome of this matter can not be predicted at this time, Beacon believes this lawsuit is without merit.  No provision has been made in the financial statements related to this action, as the Company believes that the ultimate disposition of this matter will not have a material adverse effect on the Company's financial position or results of operations.

Employment Agreements

 The Company has entered into at will employment agreements with five of its key executives with no specific expiration dates that provide for aggregate annual compensation of $840 and up to $1,320 of severance payments for termination without cause.

Operating Leases

The Company has entered into operating leases for office facilities in Louisville, KY, Columbus, OH, Cincinnati, OH, and Prague, Czech Republic. Rent expense for the years ended September 30, 2010 and 2009 amounted to $274 and $190, respectively. A summary of the minimum lease payments due on these operating leases exclusive of the Company’s share of operating expenses and other costs:
2011	$260
2012	116
2013	116
2014	89
2015	80
Thereafter	47

$708

Engagement of Investor Relations Firms

On January 20, 2009, we engaged an investor relations firm to aid us in developing a marketing plan directed at informing the investing public as to our business and increasing our visibility to FINRA registered broker/dealers, the investing public and other institutional investors and fund managers. On June 5, 2009, our Board of Directors authorized us to issue 150,000 shares of common stock to the same investor relations firm subject to the attainment of certain performance conditions. The performance based arrangement supersedes the previous agreement entered into on January 20, 2009.  For the year ended September 30, 2010 a total of 50,000 shares with an aggregate fair value of $44 were deemed to have been earned as of the date of issuance. The common stock issued under this agreement was recorded as professional fees expense using the measurement principles enumerated under ASC 505 “Equity-Based Payment to Non-Employees”.

On December 17, 2009, we engaged another investor relations firm for a twenty four month period, the commitment date being November 1, 2009, providing for compensation payable in 50,000 shares of fully vested non-forfeitable common stock with an aggregate fair value of $45.  For year ended September 30, 2010, we recorded approximately $22 of investor relations expense related to this agreement.

Engagement for Advisory Services

On January 1, 2009, we entered into a three year advisory agreement with a stockholder, whereby the party will provide corporate finance and business strategy advisory services pertaining to Beacon’s business affairs in the areas of business combinations, financing, etc. The agreement provides for compensation of $25 per month, any part of which can be prepaid. For the year end September 30, 2009 we have recognized $225 of professional fees expense under this agreement and have recorded a prepayment of $320 for future services which has been classified as prepaid expense in the accompanying Consolidated Balance Sheet as of September 30, 2009.  During the year ended September 30, 2010 the agreement was extended to a total of 5 years, as such we recorded $167 of professional fees expense under this agreement for the year ended September 30, 2010.

Consulting Agreement

On December 1, 2009, we entered into two 36 month consulting agreements, which were subsequently extended to 60 months in April 2010, issuing an aggregate of 2,500,000 consulting warrants. The warrants, issued on December 1, 2009 were fully vested upon issuance and have a fair value of $915, determined using the Black Scholes model with assumptions indicated in the table below. We will recognize investor relations expense ratably over a 60 month term. For the year ended September 30, 2010, we recorded approximately $191of investor relation expense related to these agreements.

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

On March 2, 2010, we engaged another investor relations firm for a four month period, the commitment date being April 1, 2010, providing for compensation payable in cash plus 10,000 warrants to purchase common stock.  For the year ended September 30, 2010, we recorded $8 of investor relations expense related to this agreement.

NOTE 13 —	STOCKHOLDERS’ EQUITY

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

Preferred Stock

Each share of Series A, Series A-1 and Series B preferred has voting rights equal to an equivalent number of common shares into which it is convertible. The holders of the Series A and Series A-1 are entitled to receive contractual cumulative dividends in preference to any dividend on the common stock at the rate of 10% per annum on the initial investment amount commencing on the date of issue. The holders of the Series B are entitled to receive contractual cumulative dividends in preference to any dividend on the common stock (but subject to the rights of the Series A and Series A-1) at the rate of 6% per annum on the initial investment amount commencing on the date of issue. Such dividends are payable on January 1, April 1, July 1 and October 1 of each year. Dividends accrued but unpaid on September 30, 2010 are $44 for Series A, $35 for Series A-1 and $74 for Series B, respectively.

The Series A, A-1 and B Preferred Stock also contains a right of redemption in the event of liquidation or a change in control. The redemption feature provides for payment of 125% of the face value plus any accrued unpaid dividends in the event of bankruptcy, change of control, or any actions to take the Company private. The amount of the redemption preference is $93, $432 and $967 for the Series A, A-1, and B preferred, respectively, as of September 30, 2010.

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

Preferred Stock Conversions to Common Stock

For the years ended September 30, 2010 and 2009, respectively 1,993 and 2,635 shares of Series A and 462 and 159 shares of Series A-1 were converted into 3,286,372 and 3,724,854 of common stock.

The Series A and A-1 are convertible into common stock at any time, at the option of the holder at a conversion price of $.75 per share. The conversion price is subject to adjustment for stock splits, stock dividends, recapitalizations, dilutive issuances and other anti-dilution provisions, including circumstances in which we, at our discretion, issue equity securities or convertible instruments that feature prices lower than the conversion price specified in the Series A Preferred shares. The Series A and A-1 are also automatically convertible into shares of our common stock, at the then applicable conversion price.

As described in Note 3, we evaluated the conversion options embedded in the Series A and A-1securities to determine (in accordance ASC 815) whether they should be bifurcated from their host instruments and accounted for as separate derivative financial instruments. We determined the risks and rewards of the common shares underlying the conversion feature are clearly and closely related to those of the host instrument. Accordingly the conversion features are being accounted for as embedded conversion options.

We follow the guidelines of ASC 505 Dividends and Stock Splits when accounting for pay-in-kind (“PIK”) dividends that are settled in convertible securities with beneficial conversion features.  Therefore, we recorded $82 and $191 as deemed dividends for the years ended September 30, 2010 and 2009, respectively, related to the conversion feature based on the difference between the effective conversion price of the conversion option and the fair value of the common stock on the PIK election dates.

 As described in Note 3, we apply the classification and measurement principles enumerated in ASC 815 with respect to accounting for our issuances of the Series A and A-1 preferred stock. We are required, under Nevada law, to obtain the approval of our board of directors in order to effectuate a merger, consolidation or similar event resulting in a more than 50% change in control or a sale of all or substantially all of our assets. The board of directors is then required to submit proposals to enter into these types of transactions to our stockholders for their approval by majority vote. The preferred stockholders do not currently (i) control or have representation on our Board of Directors and/or (ii) have sufficient voting rights to control redemption of these shares by either of these events. In addition the effectuation of any transaction or series of transactions resulting in a more than 50% change in control can be made only by us in our sole discretion. Based on these provisions, we classified the Series A preferred shares as permanent equity in the accompanying consolidated balance sheet because the liquidation events are deemed to be within our sole control.

We evaluate the Series A and A-1 convertible preferred stock at each reporting date for appropriate balance sheet classification.

Series B Preferred Stock Placement

On July 14, 2008, we issued 400 shares of Series B Preferred Stock and 200,000 (“Series B Offering Warrants”) five year common stock purchase warrants exercisable at $1.20 per share in a Private Placement transaction for proceeds of $400 from one of our directors. The Series B Preferred Stock is convertible into common stock at any time, at the option of the holder at a conversion price of $.80 per share. The Series B Preferred Stock is also automatically convertible into shares of our common stock, at the then applicable conversion price.

On January 7, 2009, we entered into a note payable with a principal amount of $200 payable on or before December 31, 2009, bearing interest at 12% per annum with one of our directors. The director concurrently authorized us to issue 300 shares of preferred stock in exchange for this note and an additional $100 note issued prior to December 31, 2009. We completed our administrative issuance of the Series B Preferred Stock on February 16, 2009, at which time we and the director agreed that we shall be permitted, but not required to redeem these shares at a 1% per month premium beginning 30 days from the date of their issuance at our discretion

The Series B Offering Warrants have a five year exercise period and an exercise price of $1.20 per share of the Company’s common stock, payable in cash on the exercise date. The exercise price is subject to adjustment upon certain occurrences specified in the Series B Offering Warrants. The shares of Series B Preferred Stock have terms similar to those of the shares of Series A and A-1 Preferred Stock, but are junior to those shares with respect to dividend rights, liquidation preferences and registration rights.  The Company has used the proceeds of the closing to pay certain expenses and for working capital.

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

We follow the guidelines of ASC 505 Dividends and Stock Splits when accounting for pay-in-kind (“PIK”) dividends that are settled in convertible securities with beneficial conversion features.  Therefore, we recorded $17 and $10 as deemed dividends for the years ended September 30, 2010 and 2009, respectively, related to the conversion feature based on the difference between the effective conversion price of the conversion option and the fair value of the common stock on the PIK election dates.

At our option, we can redeem the Series B Preferred Stock, and any dividends issued there under, for a 1% origination fee and 1% interest per month on the outstanding face value of the Series B preferred stock. As of September 30, 2010, we have not redeemed any Series B Preferred Stock.

As described in Note 3, we apply the classification and measurement principles enumerated in ASC 815 with respect to accounting for our issuances of the Series B preferred stock. We are required, under Nevada law, to obtain the approval of our board of directors in order to effectuate a merger, consolidation or similar event resulting in a more than 50% change in control or a sale of all or substantially all of our assets. The board of directors is then required to submit proposals to enter into these types of transactions to our stockholders for their approval by majority vote. The preferred stockholders do not currently (i) control or have representation on our Board of Directors and/or (ii) have sufficient voting rights to control redemption of these shares by either of these events. In addition the effectuation of any transaction or series of transactions resulting in a more than 50% change in control can be made only by us in our sole discretion. Based on these provisions, we classified the Series B preferred shares as permanent equity in the accompanying consolidated balance sheet because the liquidation events are deemed to be within our sole control.

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

								Fair Value of	Dividend
		Date of	Contractual	Conversion	Common	Closing	Fair Value	Contractual	Related to
Preferred	Date of	Election	Preferred	Price Per	Shares	Price on	of Underlying	Preferred	Beneficial
Stock	Contractual	(Commitment	Stock	Common	Underlying	Date of	Common	Stock	Conversion
Series	Dividend	Date)	Dividend	Share	Dividend	Election	Stock	Dividend	Feature

A	10/1/2008	10/7/2008	$100	$0.75	133	$1.24	$165	$100	$65
A	1/1/2009	1/9/2009	$100	$0.75	133	$0.80	$106	$100	$7
A	4/1/2009	2/17/2009	$126	$0.75	168	$0.55	$92	$126	$-
A	7/1/2009	6/5/2009	$104	$0.75	139	$1.37	$190	$104	$86
A-1	10/1/2008	10/7/2008	$20	$0.75	27	$1.24	$33	$20	$13
A-1	1/1/2009	1/9/2009	$20	$0.75	27	$0.80	$22	$20	$1
A-1	4/1/2009	2/17/2009	$23	$0.75	31	$0.55	$17	$23	$-
A-1	7/1/2009	6/5/2009	$22	$0.75	29	$1.37	$40	$22	$18
B	10/1/2008	10/7/2008	$5	$0.80	6	$1.24	$7	$5	$3
B	1/1/2009	1/9/2009	$6	$0.80	8	$0.80	$6	$6	$0
B	4/1/2009	2/17/2009	$11	$0.80	14	$0.55	$8	$11	$-
B	7/1/2009	6/5/2009	$11	$0.80	14	$1.37	$19	$11	$7

Total For year end September 30, 2009			$548		729		$705		$200

A	10/1/2009	9/9/2009	$19	$0.75	25	$1.00	$66	$19	$17
A	1/1/2010	2/4/2010	$50	$0.75	67	$1.07	$71	$50	$32
A	4/1/2010	2/4/2010	$7	$0.75	9	$1.38	$15	$7	$7
A	7/1/2010	6/3/2010	$1	$0.75	1	$1.03	$1	$1	$-
A-1	10/1/2009	9/9/2009	$19	$0.75	25	$1.00	$25	$19	$6
A-1	1/1/2010	2/4/2010	$19	$0.75	25	$1.07	$27	$19	$9
A-1	4/1/2010	2/4/2010	$10	$0.75	13	$1.38	$19	$10	$9
A-1	7/1/2010	6/3/2010	$8	$0.75	11	$1.03	$10	$8	$3
B	10/1/2009	9/9/2009	$11	$0.80	14	$1.00	$13	$11	$3
B	1/1/2010	2/4/2010	$11	$0.80	14	$1.07	$14	$11	$3
B	4/1/2010	2/4/2010	$10	$0.80	13	$1.38	$18	$10	$7
B	7/1/2010	6/3/2010	$10	$0.80	13	$1.03	$13	$10	$3

Total For year end September 30, 2010			$175		$230		$292		$99

Restricted Stock Grant

Prior to adoption of the 2008 Incentive Plan, on December 5, 2007, we issued 782,250 shares of restricted common stock with an aggregate fair value of $667 to our then president in exchange for $156. We account for share-based compensation under ASC 718 “Compensation — Stock Compensation,” which requires us to expense the fair value of grants made under the share based compensation programs over the vesting period of each individual agreement. We recognize non-cash share-based compensation expense ratably over the requisite service period which generally equals the vesting period of awards, adjusted for expected forfeitures. Immediately upon the sale, 150,000 shares vested with the remaining shares vesting in quantities of 210,750 shares on each of December 20, 2008, 2009 and 2010. As of May 2010 upon the president’s termination of employment, the remaining non-vested shares immediately vested and the expense recognized.  We recognized $221 and $179 of share-based compensation expense during the years ended September 30, 2010 and 2009, respectively, in connection with this grant.

Sales of Common Stock and Warrants

On November 12, 2008, we engaged the Placement Agent in a private placement (the “November Common Offering”) of up to 3,750,000 Common Units for an aggregate purchase price of $3,000, with each Common Unit comprised of (i) one share of Common Stock, and (ii) a five year warrant to purchase one-half share of $ .80 per unit Common Stock (each, an “Common Offering Warrant “). For the year ended September 30, 2009 an anti-dilution provision of the stock offering resulted in a requirement to issue an additional 285,139 shares of common stock at par value $0.001 or $285.

On June 10, 2009 Beacon commenced a Private Placement of up to $600 of common units at a price of $.80 per unit. Each Unit consists of (i) one share of Common Stock, and (ii) a five year warrant to purchase one-half share of Common Stock (each, an “Common Offering Warrant”) at a purchase price of $1.00 per share (collectively the “Common Offering”).

On September 18, 2009 Beacon commenced a Private Placement of up to $3,000 of common units at a price of $.80 per unit. Each Unit consists of (i) one share of Common Stock, and (ii) a five year warrant to purchase one-half share of Common Stock (each, an “Common Offering Warrant”) at a purchase price of $1.00 per share (collectively the “Common Offering”).

The Common Offering Warrants issued to agents and investors in this transaction each have a five year exercise period and an exercise price of $1.00 per share of Common Stock, payable in cash on the exercise date or cashless conversion if a registration statement or current prospectus covering the resale of the shares underlying the Common Offering Warrants is not effective or available at any time more than six months after the date of issuance of the Common Offering Warrants. The warrants feature standard anti-dilution provisions for stock splits, stock dividends and similar types of recapitalization events. These warrants also featured weighted average price protection for subsequent issuances of equity securities at prices more favorable than the exercise price stipulated in these warrants.  The anti-dilution provision was rescinded on March 31, 2010, for additional information see the Derivative Financial Instruments disclosure below.  In addition, the Company has agreed to use its best efforts to file a registration statement for the resale of any shares issued and shares underlying common stock purchase warrants issued in these private placements.

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

During the year ended September 30, 2009, we sold an aggregate of 6,853,497 Common Units, under all of these offerings, to accredited investors for net proceeds of $4,347 (gross proceeds of $5,485 less offering costs of $1,138). Offering costs included fees paid to the placement agent of $859, a fee for the successful completion of the placement of $157 paid to a consultant and $122 legal and related fees in addition to warrants to purchase 3,422,103 shares of our common stock at $1.00 per share with a 5 year term. We used the proceeds of the Common Offering to provide working capital.

During the year ended September 30, 2009 549,918 warrants were exercised into 196,145 shares of common stock.

During the year ended September 30, 2010, we sold 3,795,295 Common Units to accredited investors for net proceeds of $2,398 (gross proceeds of $2,982, less offering costs of $584). We issued to certain agents who represented us in sales of the units, warrants to purchase 448,500 shares of our common stock.

Cashless Warrant Conversions

For the year ended September 30, 2010 holders of 1,566,065 Common Stock Warrants elected to exercise the cashless conversion options thereby redeeming 441,153 shares, including 423,336 shares issued upon the exercise of 1,481,965 warrants as described below.

Derivative Financial Instruments

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

As such, we were required to (i) reclassify certain common stock purchase warrants we issued in financing transaction completed prior to October 1, 2009 from stockholders equity to liabilities at fair value as of October 1, 2009, (ii) record all new issuances of derivatives that do not have fixed settlement provisions as liabilities and (iii) mark to market all such derivatives to fair value through March 30, 2010, which immediately precedes the date on which the removal of anti-dilution provisions in our derivative financial instruments became effective.

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

We also performed a classification assessment of the common stock warrants issued to investors and agents in the common units offering described above on their respective dates of issuance. We determined that the common stock purchase warrants, as originally issued, did not contain fixed settlement provisions because the strike price was subject to adjustment in the event we subsequently issued equity securities or equity linked securities with exercise prices lower than the exercise price of these warrants. Accordingly, we allocated $1,094 of the offering proceeds to the fair value of the warrants on their respective dates of issuance and recorded them as liabilities in our Consolidated Balance Sheet through the date on which the removal of anti-dilution provisions in our derivative financial instruments became effective. We calculated the issuance date fair values of these derivatives using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected Life	5
Risk-free interest rate	2.69%
Dividend Yield	0%
Volatility	66.34%
Weighted average unit fair value	$0.47
Warrants issued	2,312,250
Fair Value	$1,094

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

On March 30, 2010, immediately prior to the completion of our offer to the warrant holders, we marked all remaining derivative financial instruments to fair value, including the warrants exercised for cash at a discount of $0.10 off the contractual exercise price. The aggregate fair value of all such warrants amounted to $10,095. We calculated the fair values of these derivatives using the Black-Scholes option pricing model (which management determined is not materially different from a binomial valuation model), with the following weighted average assumptions:

March 30,
2010
Expected Life	3.88
Risk-free interest rate	2.55%
Dividend Yield	0%
Volatility	65.40%
Warrants issued with private placements (including 3,375,375 with a discounted exercise price of $0.10 per share)	12,291,827
Fair value of warrants	$10,095

On March 31, 2010, we reclassified the warrant liability on our balance sheet to stockholders’ equity. The change in the fair value of the warrants reclassified to liabilities on October 1, 2009, and additional warrants issued between October 1, 2009 and March 30, 2010 amounted to approximately $4,373 and is reflected as the change in fair value of warrants in the accompanying Consolidated Statement of Operations for the year ended September 30, 2010.

As of September 30, 2010, pursuant to this offer, the Company issued 4,738,966 shares of common stock.  Those warrant holders who elected to exercise these instruments for cash at a $0.10 discount from the contractual exercise price. Net proceeds from these exercises amounted $3,664 (gross proceeds of $4,369 less costs of $705).  The Company also issued 423,336 net shares of common stock to warrant holders electing to exercise 1,481,965 warrants pursuant to the cashless exercise alternative.

Issuance of non-employee compensatory options

During the fiscal year ended September 30, 2010, in consideration for services, we have granted options to purchase 250,000 shares of Common Stock vesting ratably over a 36 month period.  We calculated the fair value of the options using the Black-Scholes option pricing model with the following assumptions: Stock price — $.54, Volatility — 66.34%, Risk —free interest rate — 2.09%, Expected life — 120 months and Dividend yield — 0.00%, resulting in a fair value determination of $188, to be recognized over a 36 month period. For the year ended September 30, 2010 we recognized share based compensation of $34 related to these options.

NOTE 14 —	INCOME TAXES

We compute the tax provision or benefit related to items we report separately and recognize the items net of their related tax effect in the interim periods in which they occur. We also recognize the effect of changes in enacted tax laws or rates in the interim periods in which the changes occur.

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

The income tax (provision) benefits consist of the following:

	2010	2009

Federal:
Current	$-	$-
Deferred	1,780	2,217

Total federal	1,780	2,217

State:
Current	-	-
Deferred	204	254

Total state	204	254

Foreign:
Current	(18)	-
Deferred	171	-

	153	-

	2,137	2,471
Change in valuation allowance	(2,200)	(2,529)

Total provision	$(63)	$(58)
A reconciliation of the statutory federal income tax rate to our effective tax rate follows:

	For the	For the
	year ended	year ended
	September 30,	September 30,
	2010	2009

Tax benefit at statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	3.9	3.9
Foreign income taxes	(0.1)	0
Non-deductible meals & entertainment	(17.1)	(0.5)
Increase in valuation allowance	(21.3)	(38.2)

Effective income tax rate	(0.6)%	(0.8)%

The components of deferred tax assets and liabilities are as follows:

	As of	As of
	September 30,	September 30,
	2010	2009

Deferred tax assets
Capitalized start up and organization costs	$41	$43
Other intangibles amortization	176	135
Accrued expenses	67	80
Bad debt reserve	99	59
Inventory obsolescence reserve	57	67
Share based payments	824	401
Net operating loss carryforwards	5,723	4,002

Total deferred tax assets	6,987	4,787
Less valuation allowance	(6,987)	(4,787)

Net deferred tax assets	-	-

Deferred tax liabilities
Intangible assets	(153)	(103)

Total deferred tax liabilities	(153)	(103)

Total net deferred tax liability	$(153)	$(103)

As of September 30, 2010, we have $14,659 of federal and state net operating loss carryforwards available to offset future taxable income, if any. These carryforwards expire in 2023 through 2030.  As of September 30, 2010, we have $683 of foreign net operating loss carryforwards available to offset future taxable income, which relates to our operations in Ireland. These losses may be carried forward indefinitely. Furthermore, as of September 30, 2010, we have $8,181 of foreign net operating loss carryforwards with respect to our Switzerland operations that were discontinued during the fiscal year ended September 30, 2010. This carryforward expires in 2017.

After considering all available evidence, we established a 100% valuation allowance for our net deferred tax asset since it is more likely than not that the benefits of such deferred tax assets will not be realized in future periods. Deferred tax liabilities represent the difference between the financial reporting and income tax bases of tax deductible goodwill, which is an asset with an indefinite life and therefore cannot be used to offset net deferred tax assets for purposes of establishing a valuation allowance.

We periodically evaluate whether or not we have undergone any ownership changes for income tax purposes that could trigger annual limitations on the use of our net operating losses under section 382 of the Internal Revenue Code and similar state income tax regulations. As of September 30, 2010 we had not triggered any significant limitations on the use of our Net Operating Losses.  We adopted ASC 740 “Income Taxes” effective June 6, 2007 (date of inception). ASC 740 requires companies to recognize the impact of a tax position in their financial statements if that position is more likely than not of not being sustained on audit based on the technical merits of the position. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 provides guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, and disclosure. The company is subject to audits by federal and state income tax authorities for reporting periods ending in 2008, 2009, and 2010 and by foreign tax authorities for 2009 and 2010.  For the years ended September 30, 2009 and 2010, we had no material unrecognized tax positions. Significant tax jurisdictions that we file income tax returns in include the Commonwealth of Kentucky and the State of Ohio. We record penalties and interest if it is more likely than not that a tax position will not be sustained on audit based on the technical merits of the position. We record penalties in selling, general and administrative expenses and interest as interest expense when such expenses are incurred.

NOTE 15 —	EMPLOYEE BENEFIT PLANS

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

A summary of stock options that we granted during the years ended September 30, 2010 and 2009, respectively, is as follows:

		Expected				Risk-Free	Value
Date	Quantity	Life	Strike		Dividend	Interest	Per	Share Based
Earned	Issued	(days)	Price	Volatility	Yield	Rate	Option	Compensation

10/7/2008	25,000	2,373	$1.24	66.34%	0%	2.45%	$0.79	$20
1/9/2009	285,000	2,373	$0.80	66.34%	0%	1.99%	$0.50	$143
5/8/2009	2,500,000	2,373	$1.19	66.34%	0%	2.09%	$0.75	$1,875
6/5/2009	50,000	2,373	$1.37	66.34%	0%	2.85%	$0.87	$44
7/9/2009	250,000	2,373	$1.61	66.34%	0%	2.33%	$1.02	$254

11/12/2009	100,000	3,650	$0.90	66.34%	0%	2.28%	$0.30	$30
1/22/2010	60,000	2,373	$1.07	65.40%	0%	2.23%	$0.67	$40
2/5/2010	200,000	2,373	$1.07	65.40%	0%	2.65%	$0.67	$134
3/8/2010	25,000	2,373	$1.38	65.40%	0%	2.36%	$0.86	$22
5/27/2010	450,000	2,628	$1.40	65.40%	0%	2.18%	$0.91	$410
6/1/2010	400,000	2,738	$1.36	65.40%	0%	2.09%	$0.90	$360
6/6/2010	100,000	2,008	$1.60	65.40%	0%	1.95%	$0.75	$75

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

The weighted average grant date fair value of options we granted during the years ended September 30, 2010 and 2009 amounted to $0.81 and $0.75 per share respectively.

We recognized non-cash share-based employee compensation expenses as follows:

	For the	For the
	year ended	year ended
	September 30,	September 30,
	2010	2009

Non-Cash Share-Based Compensation Expense

Restricted Stock	$221	$179
Stock Options	861	379

Total Stock Compensation Expense	$1,082	$558

A summary of the status of our stock option plan and the changes during the years ended September 30, 2010 and 2009, respectively, is presented in the table below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic
	Of Options	Exercise Price	Life	Value

Options Outstanding at October 1, 2008	90,900	$1.13
Granted	3,110,000	$1.19
Forfeited	-	$-
Options Outstanding at October 1, 2009	3,200,900	$1.19
Granted	1,335,000	$1.31
Forfeited	(817,367)	$(1.03)
Options Outstanding at September 30, 2010	3,718,533	$1.47	4.05	$0

Options Exercisable, September 30, 2010	1,293,465	$1.18	8.52	$0

of September 30, 2010, there was $1,674 in unamortized share-based compensation cost. This cost is expected to be recognized over the remaining weighted average vesting period of 2 years.

NOTE 16 —	Segment Reporting

In accordance with ASC 280 “Segment Reporting,” our operating segments are those components of our business for which separate and discrete financial information is available and is used by our chief operating decision makers, or decision-making group, in making decisions on how we allocate resources and assess performance.

In accordance with ASC 280, the Company reports two operating segments, as a result of having completed the Symbiotec acquisition on July 29, 2009 and opening the BESG Ireland Ltd. office. Prior to the Symbiotec Solutions AG acquisition, we operated as a single segment.  The Company’s chief decision-makers review financial information presented on a consolidated basis, accompanied by disaggregated information about net sales and operating profit each year by operating segment. This information is used for purposes of allocating resources and evaluating financial performance.

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies.” Segment data includes segment net sales, segment operating profitability, and total assets by segment. Shared corporate operating expenses are reported in the United States (“U.S.”) segment.

The Company is organized primarily on the basis of operating units which are segregated by geography in the U.S. and Europe.  For the year ended September 30, 2010 our segment results, net of Discontinued Operations (see Note 4 for more details) are as follows:

	United States	Europe	Total

Net sales	$10,273	$3,723	$13,996
Loss from operations	(5,021)	(658)	(5,679)
Other expense	(244)	(15)	(259)
Change if fair value of warrants	(4,373)	-	(4,373)
Depreciation and amortization	(551)	(73)	(624)
Net loss from continuing operations	(9,687)	(687)	(10,374)
Net loss from discontinued operations	-	(8,181)	(8,181)

Assets	9,374	2,697	12,071
Capital expenditures	223	119	342
Capital expenditures of discontinued operations	-	183	183
Goodwill	2,792	-	2,792
Intangible Assets	3,011	-	3,011

In our European operations 96% of the net sales were generated by one customer for the year ended September 30, 2010.

NOTE 17 —	SUBSEQUENT EVENTS

On November 23, 2010, we initiated a private placement (the “Placement”) of up to $3,000 of 12 month Senior Secured Notes (“Notes”) with warrants to purchase 100 shares of Beacon’s common stock at $1.00 per share for every $1 in principal invested.  The Notes bear interest at 9% APR.  The Placement will be made on a "best efforts" basis with a Minimum of $600 and a Maximum of $3,000.  Net proceeds will be used to repay and replace an existing Senior Secured Bank Note totaling approximately $300 and for additional working capital.  The Placement will expire on the sooner of (a) January 31, 2011 if the Minimum has not been met or (b) the date that the Maximum has been raised.  This funding is in addition to the $4,000 unsecured director credit facility announced in August of 2010, of which $15 is currently utilized. The Notes have not been and will not be registered under the 1933 Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

On December 14, 2010 Datacenter Contractors AG (“DC”, formerly known as “Beacon Solutions AG”), a wholly owned subsidiary of BESG Ireland, Ltd., announced that, as a result of DC’s inability to reach a settlement of unpaid invoices by its largest debtor, the DC Board has authorized the filing of the relevant statutory notices with the local judge in Switzerland in accordance with its fiduciary obligations under Swiss law. DC's operations were discontinued in the financial statements during the quarter ended June 30, 2010.  Based on DC’s previously recorded financial results, we anticipate this action will have no additional material financial impact on the parent company, Beacon Enterprise Solutions Group, Inc.

Management has evaluated all subsequent events or transactions occurring through December 16, 2010, the date of the financial statements were available to be issued.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, the Company’s management including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Evaluation of Internal Controls and Procedures

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As of September 30, 2010, we carried out an assessment of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of September 30, 2010.

 As of September 30, 2010, we had identified certain matters that constituted material weaknesses in our internal controls over financial reporting, specific material weaknesses include the fact that we have limited segregation of duties and have experienced difficulty in applying complex accounting principles including those relating to income taxes, complex warrant derivative issues and business combinations.  During the year ended September 30, 2010, we have taken certain steps in an effort to correct these material weaknesses, including hiring of a Chief Financial Officer and Corporate Controller, both of which have significant experience with publicly held companies.  The addition of the Corporate Controller has allowed us to implement more complete segregation of duties while also dedicating a resource solely to financial and SEC reporting.

Although we believe that these steps have enabled us to improve our internal controls, additional time is still required to fully document our systems, implement control procedures and test their operating effectiveness before we can definitively conclude that we have remediated our deficiencies.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the exemption provided to issuers that are neither “large accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control Over Financial Reporting

Except as discussed above, there were no changes in our internal controls over financial reporting during our last fiscal quarter that materially affect or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

Item 10. Directors, Executive Officers, and Corporate Governance

Directors and Officers of Beacon Enterprise Solutions Group, Inc.

Information concerning each of our directors and executive officers as of September 30, 2010, is as follows:

Name	Age	Title

Bruce Widener	49	Director, Chairman, Chief Executive Officer
J. Sherman Henderson III	67	Director
John D. Rhodes III	56	Director
Gerald Bowman	52	Chief Operating Officer
Michael Grendi	44	Chief Financial Officer, Treasurer and Secretary
Victor Agruso	50	Chief Human Resource Officer
Mark Gervasoni	51	Chief Marketing and Sales Officer

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

Gerald Bowman, Chief Operating Officer.  On November 18, 2009, the Company appointed Gerald Bowman to the officer position of Senior Vice President of Global Services and subsequently promoted him to the position of Chief Operating Officer on April 20, 2010. Mr. Bowman brings over 20 years of experience in the IT industry serving in roles which included: Managing Director/Vice President of Enterprise Global Services for CommScope, a $4 billion manufacturer of connectivity solutions for communications networks; Chief Operating Officer for Superior Systems Technologies; Vice President of Engineering at Riser Management Systems, and Vice President and General Manager at VARtek.

Michael Grendi, Chief Financial Officer, Treasurer and Secretary. On February 17, 2010, the Company appointed Michael Grendi to the officer position of Chief Financial Officer, Treasurer and Secretary. Mr. Grendi brings over 20 years of experience with publicly traded companies in the fields of finance and accounting.  His prior roles have included: Chief Financial Officer of the Americas Division for Travelex, a UK based global technology company specializing in foreign exchange, Head of Domestic Corporate Finance Group for Yum! Brands, which operates and licenses such well known chains as Taco Bell, Pizza Hut and KFC; Head of North American M&A and Private Placement Group at ABN AMRO and Vice President of the Corporate Finance Group at Societe Generale.

Victor Agruso, Chief Human Resource Officer.  On April 15, 2010, the company appointed Victor Agruso to the officer position of Chief Human Resource Officer.  Mr. Agruso brings over 20 years of corporate leadership and international experience in strategic planning, organization development, talent management and related information technologies in a variety of public and private sector industries, in both union and non-union environments, and with organizations ranging in size from emerging growth to Fortune 100 companies.  Victor started his career providing retained executive search services to venture capital funded start-ups in Boston’s high-tech community.  He then held increasingly responsible HR executive positions with Nike, Hallmark Cards, Humana and Maritz.  Most recently, he has defined and implemented wide-ranging HR capabilities as an advisor to marquee companies seeking to accelerate profitable growth strategies, including Beacon since 2008.

Mark Gervasoni, Chief Marketing and Sales Officer.  On June 2, 2010, the company appointed Mark Gervasoni to the officer position of Chief Marketing and Sales Officer.  Mr. Gervasoni brings 15 of years of experience in infrastructure sales, training, and management in both the Fortune 1000 and government markets.  As a CommScope Sales Director he managed the accounts of such diverse clients as Capital One, The U.S. House of Representatives, Carilion Health System, University of Virginia and DLA Piper Rudnick.  Most recently he served as President of New Media Development Corporation, a media and marketing firm specializing in the creation and implementation of leading edge sales and marketing programs and collateral for technology firms such as Multilink, SMP (now OCC), and Gridlogix (now Johnson Controls).

Messrs. Widener and Henderson were elected as Directors based on their extensive industry experience while Mr. Rhodes has a unique blend of public company and telecom private investor experience to provide a fresh perspective to the Board.  We have chosen to combine the CEO and Board Chair positions primarily due to the size of the organization and to fully utilize the vast industry experience of Mr. Widener.  We seek to establish a diverse Board and have accomplished this through a Board comprised of varying levels of experience, both within and outside the industry, and a mix of public and private company exposure.

Audit Committee

Our board of directors has an Audit Committee, the purpose of which is to review and evaluate the results and scope of the audit and other services provided by our independent registered public accounting firm, as well as our accounting principles and system of internal accounting controls, and to review and approve any transactions between us and our directors, officers or significant shareholders. In fulfilling its responsibility, the Audit Committee pre-approves, subject to stockholder ratification, the selection of our independent registered public accounting firm. The Audit Committee also reviews our consolidated financial statements and the adequacy of our internal controls particularly given our risk environment. The Audit Committee meets at least quarterly with our management and our independent registered public accounting firm to review and discuss the results of audits or reviews of our consolidated financial statements, the evaluation of our internal controls and risk mitigation, and the overall quality of our financial reporting and our critical accounting policies. The Audit Committee meets separately, at least quarterly, with the independent registered public accounting firm. In addition, the Audit Committee oversees our existing procedures for the receipt, retention and handling of complaints related to auditing, accounting and internal control issues, including the confidential, anonymous submission by employees of concerns on questionable accounting and auditing matters. The board of directors has determined the Audit Committee to be comprised of John D. Rhodes III and J. Sherman Henderson III. As of the date of filing, J. Sherman Henderson III is independent in accordance with Nasdaq Marketplace Rules and regulations established by the Securities and Exchange Commission, or SEC Regulations, governing audit committee member independence.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the directors, executive officers, and persons who own more than 10 percent of a registered class of a company’s equity securities to file with the SEC initial reports of ownership (Form 3) and reports of changes in ownership (Forms 4 and 5) of such securities. Such officers, directors, and greater than 10 percent shareholders of a company are required by SEC Regulations to furnish us with copies of all such Section 16(a) reports that they file.

To our knowledge, with the exception of the following, based solely on our review of the copies of such reports furnished to us during the year ended September 30, 2010, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10 percent beneficial owners were met. Due to miscommunication, although all disclosures were appropriately reflected within Current Reports on Form 8-K and Quarterly Reports on Form 10-Q, submission of Forms 4 for Victor Agruso, Gerald Bowman, and Michael Grendi regarding issued stock options, will be filed prior to December 31, 2010.  Additionally submission of a Form 4 for J. Sherman Henderson III for warrant conversions will be filed prior to December 31, 2010.  Disclosure controls have been implemented to mitigate future errors in miscommunication.

Code of Ethics

Pursuant to Section 406 of the Sarbanes-Oxley Act of 2002, we have adopted a Code of Ethics for all employees including the Chief Executive Officer and Principal Financial Officer. The Code of Ethics is posted on our website, www.askbeacon.com (under the caption Investor Relations/Management). We intend to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Code of Ethics for the Chief Executive Officer and Principal Financial Officer by posting such information on our website. We undertake to provide to any person a copy of this Code of Ethics upon request to our Corporate Secretary at our principal executive offices.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

In this section, we will give an overview and analysis of our compensation program and policies, the material compensation decisions we have made under those programs and policies, and the material factors that we considered in making those decisions. Later in this Part III under the heading “Additional Information Regarding Executive Compensation,” you will find tables containing specific information about the compensation earned by, and equity awards granted to, the following individuals, whom we refer to as our “named executive officers”:
•	Bruce Widener, Chairman, Chief Executive Officer and Director
•	Gerald Bowman, Chief Operating Officer
•	Michael Grendi, Chief Financial Officer, Treasurer and Secretary
•	Victor Agruso, Chief Human Resource Officer
•	Mark Gervasoni, Chief Marketing and Sales Officer

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

Alignment.

We seek to align the interests of our named executive officers with those of our stockholders, and provide them with an opportunity to acquire a proprietary interest in us, by evaluating executive performance on the basis of key financial measurements, which we believe closely correlate to long-term stockholder value, including net sales, operating profit and cash flow from operating activities. Key elements of compensation that align the interests of the named executives with stockholders include equity incentive compensation, which links a significant portion of compensation to stockholder value because the total value of those awards corresponds to stock price appreciation that correlates strongly with meeting company performance goals.

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

We rely upon our subjective judgment in making compensation decisions, after reviewing our performance and carefully evaluating an executive’s performance during the year against established goals, leadership qualities, operational performance, business responsibilities, and such individual’s career with us, current compensation arrangements and long-term potential to enhance stockholder value. Specific factors affecting compensation decisions for our named executive officers include:

•	Key financial measurements such as net sales, operating profit and cash flow from operating activities.

•	Strategic objectives such as acquisitions, dispositions or joint ventures.

•	Promoting commercial excellence by launching new or continuously improving services, and attracting and retaining customers.

•	Achieving specific operational goals for us including improved productivity, simplification and risk management.

•	Achieving excellence in their organizational structure and among their employees.

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

Allocation of Compensation.

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

Timing of Compensation.

As discussed elsewhere, compensation (including salary base adjustments, stock options and restrictive stock awards, incentive plan eligibility, incentive plan goal specifications and incentive plan payments, for our named executive officers) are typically reviewed annually.

Minimum Stock Ownership Requirements.

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

Role of Executive Officers in Determining Compensation.

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

Role of Compensation Consultant.

The Compensation Committee engaged a compensation consultant to assist in fiscal year 2009 and 2010 compensation consideration. In the future, the Compensation Committee will rely on input from the Chief Human Resource Officer, who was hired during the fiscal year ended September 30, 2010.

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

Beacon entered into employment agreements with five of its key executives with no specific expiration dates that provide for aggregate annual compensation of $840 and up to $1,320 of severance payments for termination without cause. We discuss the terms and conditions of these agreements elsewhere in this Part III under “Additional Information Regarding Executive Compensation — Employment Agreements.”

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

The Compensation Committee, with input from the CEO with respect to the other named executive officers, uses discretion in determining the current year’s bonus for each named executive officer. It evaluates our overall performance, the performance of the business unit or function that the named executive officer leads and conducts an assessment of each executive officer’s performance against expectations, which is reviewed at the end of the year. The bonuses also reflect (and are proportionate to) the consistently increasing and sustained annual financial results of Beacon. We believe that the annual bonus rewards the executives who drive these results and incentivizes them to sustain this performance.

Whether or not a bonus is in fact earned by an executive is based on both an objective analysis (predetermined operating profit targets based on budgeted operating net sales) and a subjective analysis (based on the individual’s contribution to us or the business unit), The financial objective for each named executive officer for fiscal year 2010 and 2009 are discussed below. In making the subjective determinations, the Compensation Committee does not base its determination on any single performance factor nor does it assign relative weights to factors, but considers a mix of factors, including evaluations of superiors, and evaluates an individual’s performance against such mix in absolute terms in relation to our other executives.

The salaries paid and the annual bonuses awarded to the named executive officers for fiscal years 2010 and 2009 are discussed below and disclosed in the Summary Compensation Table.

Equity Awards

Our equity incentive compensation program is designed to recognize scope of responsibilities, reward demonstrated performance and leadership, motivate future superior performance, align the interests of the executive with our stockholders and retain the executives through the vesting period established for the awards. All of our officers and key employees (including our named executive officers) and our directors are eligible for grants of stock options and other stock-based awards (including restricted stock). We consider the grant size and the appropriate combination of stock options, common stock and restricted stock when making award decisions. Equity incentive compensation granted for fiscal 2010 and 2009 is discussed below and disclosed in the Summary Compensation Table. Existing ownership levels are not a factor in award determination, as we do not want to discourage executives from holding our stock.

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

401(k) Plan

We have a 401(k) Savings Plan qualified under Section 401(k) of the Internal Revenue Code, as amended, which is available to all our employees on date of hire. Employees may contribute their salary, up to the statutory level, to the plan through voluntary salary deferred payments. We matched 100% of the first 1% and 50% of the next 5% of each employee’s contribution up to 6% of the employee’s salary until November 9, 2008 at which time the Board of Directors voted to revise the matching contribution to a performance based, profit sharing match.

Other Compensation.

We provide our named executive officers with medical, dental and vision insurance coverage that is consistent with those provided to our other employees. In addition, we provide certain perquisites, which are described in the Summary Compensation Table, to our named executive officers, as a component of their total compensation.

Compensation for Named Executive Officers in Fiscal 2010 and 2009.  The specific compensation decisions made for each of the named executive officers for the years ended September 30, 2010 and 2009 reflect our performance against key financial and operational measurements. A more detailed analysis of our financial and operational performance is contained in the Management’s Discussion & Analysis contained elsewhere in this Annual Report on Form 10-K. Net sales and earnings before interest, taxes, depreciation and amortization (EBITDA) for the years ended September 30, 2010 and 2009 fell below expectations. However, we achieved significant increases in business as we launched our Infrastructure Management Services and international operations in Fiscal 2010 and 2009.

CEO Compensation. In determining Mr. Widener’s compensation for the years ended September 30, 2010 and 2009, the Compensation Committee considered his performance against financial, strategic and operational goals for this year as follows:

Financial Objectives

Net sales and EBITDA fell short of our projections for the years ended September 30, 2010 and 2009.

Strategic and Operational Goals

Retain Excellent Team	Mr. Widener continued to attract and retain a strong management team with expertise at all levels of the organization.
Launched Foreign Operations	Mr. Widener successfully launched foreign operations through the acquisition of Symbiotec Solution AG.

Mr. Widener’s salary for the years ended September 30, 2010 and 2009 was $281 and $235 which unpaid retro-pay of $32 related to an increase received during the year, respectively.

Other Named Executive Officers’ Compensation. In determining the compensation of Messrs. Bowman, Grendi, Agruso, Gervasoni, Mills and Mohr for the years ended September 30, 2010 and 2009, the Compensation Committee compared their achievements against the performance objectives established for each of them at the beginning of the year and discussed with each individual at the beginning of the year by the CEO. The Compensation Committee evaluated our overall performance and the contributions of each of the other named executive officers to that performance, as well as the performance of the departments that each individual leads when relevant. Each of the other named executive officers has an employment agreement which defines their base salaries. Based on our shortfall from our planned net sales and EBITDA, the base salaries remained the same as in Fiscal 2009 for Fiscal 2010 but were evaluated based on achieving specific goals for the fiscal year 2010.

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
The Compensation Committee

J. Sherman Henderson III
John D. Rhodes III

ADDITIONAL INFORMATION REGARDING EXECUTIVE COMPENSATION

The following table sets forth a summary of the compensation of our named executive officers for the year ended September 30, 2010.

Summary Compensation Table

											Change in
											Pension
											Value and
											Nonquali-
										Non-	fied
										Equity	Deferred	All
Name										Incentive	Compen-	Other
and						Stock		Option		Plan	sation	Compen-
Principal				Bonus ($)		Awards ($)		Awards ($)		Compensation	Earnings	sation		Total
Position	Year	Salary ($)		(1)		(2)		(3)		($)	($)	($)		($)
(A)	(B)	(C)		(D)		(E)		(F)		(G)	(H)	(I)		(J)

Bruce Widener	2010	281	(4)					255	(5)			12	(6)	548
Chairman, Chief Executive	2009	203	(7)					105	(8)			13	(9)	321

Gerald Bowman
Chief Operating Officer	2010	160	(10)					67	(11)			12	(12)	239
Senior Vice President of	2009	6	(13)	-		-		-		-		-		6
Global Services

Michael Grendi	2010	105	(14)					39	(15)			5	(16)	149
Chief Financial Officer	2009	-		-		-		-		-		-		-
Treasurer and Secretary

Victor Agruso	2010	31	(17)					35	(18)			6	(19)	72
Chief Human Resource Officer	2009	-		-		-		-		-		-		-

Mark Gervasoni	2010	43	(20)					18	(21)			-		61
Chief Marketing and Sales Officer	2009	-		-		-		-		-		-		-

Richard C. Mills	2010	105	(22)	40	(23)	221	(24)	244	(25)			6	(26)	616
Former President	2009	156	(27)			179	(28)	105	(29)			13	(30)	453

Robert Mohr	2010	159	(31)					63	(32)			12	(33)	234
Former Chief Accounting Officer,	2009	150	(34)					64	(35)			4	(36)	218
Treasurer and Secretary

1.
For purposes of this Summary Compensation Table, the cash incentive awards to the named executive officers, which are discussed in further detail under the heading “Compensation Discussion and Analysis — Compensation for Named Executive Officers for Fiscal Year 2010 have been characterized as “Non-Equity Incentive Plan Compensation” under column (G).

2.
The amounts in Column (E) represent the proportionate amount of the total fair value of restricted stock recognized by us as an expense in fiscal years 2010 and 2009 for financial accounting purposes, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. The fair values of these awards and the amounts expensed in fiscal years2010 and 2009 were determined in accordance with ASC 718. The awards for which expense is shown in column (E) include awards described in the Grants of Plan-Based Awards table included elsewhere in this section. The assumptions used in determining the grant date fair values of these awards are set forth in Note 16 to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

3.
The amounts in column (F) represent the proportionate amount of the total fair value of stock options recognized by us as an expense in fiscal years 2010 and 2009 for financial accounting purposes, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. The fair value of these awards and the amounts expensed in fiscal years 2010 and 2009 were determined in accordance with ASC 718. The awards for which expense is shown in column (F) include the awards described in the Grants of Plan-Based Awards table included elsewhere in this section. The assumptions used in determining the grant date fair values of these awards are set forth in Note 16 to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

4.	Amount includes $240,000 annual salary under the terms of Mr. Widener’s employment agreement and amounts agreed upon with Board of Directors (“Board”) prior to execution of the employment agreement.

5.
Amount relates to unrestricted stock option grant which is discussed in further detail in Note 16 to our consolidated financial statements included elsewhere in this annual report on Form 10-K.  See ‘Grants of Awards’ table for aggregate grant date fair value of options awarded.

6.	Amount paid for medical, dental and vision insurance.

7.	Amount includes $240,000 annual salary under the terms of Mr. Widener’s employment agreement and amounts agreed upon with the Board prior to execution of the employment agreement.

8.
Amount relates to unrestricted stock option grant which is discussed in further detail in Note 16 to our consolidated financial statements included elsewhere in this annual report on Form 10-K. See ‘Grants of Awards’ table for aggregate grant date fair value of options awarded.

9.	Amount paid for medical, dental and vision insurance.

10.	Amount includes $180,000 annual salary under the terms of Mr. Bowman’s employment agreement and amounts agreed upon with the Board prior to execution of the employment agreement.

11.
Amount relates to unrestricted stock grant which is discussed in further detail in Note 16 to our consolidated financial statements included elsewhere in this annual report on Form 10-K.  See ‘Grants of Awards’ table for aggregate grant date fair value of options awarded.

12.	Amount paid for medical, dental and vision insurance.

13.
Amount includes $150,000 annual salary under the terms of Mr. Bowman’s employment agreement and amounts agreed upon with the Board prior to execution of the employment agreement for partial year since execution of the agreement.

14.
Amount includes $180,000 annual salary under the terms of Mr. Grendi’ s employment agreement and amounts agreed upon with the Board prior to execution of the employment agreement for partial year since execution of the agreement.

15.
Amount relates to unrestricted stock grant which is discussed in further detail in Note 16 to our consolidated financial statements included elsewhere in this annual report on Form 10-K.  See ‘Grants of Awards’ table for aggregate grant date fair value of options awarded.

16.	Amount paid for medical, dental and vision insurance.

17.
Amount includes $90,000 annual salary under the terms of Mr. Agruso’s employment agreement and amounts agreed upon with the Board prior to execution of the employment agreement for partial year since execution of the agreement.

18.
Amount relates to unrestricted stock grant which is discussed in further detail in Note 16 to our consolidated financial statements included elsewhere in this annual report on Form 10-K.  See ‘Grants of Awards’ table for aggregate grant date fair value of options awarded.

19.	Amount paid for medical, dental and vision insurance.

20.
Amount includes $150,000 annual salary under the terms of Mr. Gervasoni’ s employment agreement and amounts agreed upon with the Board prior to execution of the employment agreement for partial year since execution of the agreement.

21.
Amount relates to unrestricted stock grant which is discussed in further detail in Note 16 to our consolidated financial statements included elsewhere in this annual report on Form 10-K.  See ‘Grants of Awards’ table for aggregate grant date fair value of options awarded.

22.	Amount includes $150,000 annual salary under the terms of Mr. Mills’ employment agreement and amounts agreed upon with Board prior to execution of the employment agreement for partial year.

23.	Amount represents a bonus paid during the year.

24.	Amount relates to restricted stock grant which is discussed in further detail in Note 14 to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

25.
Amount relates to unrestricted stock grant which is discussed in further detail in Note 16 to our consolidated financial statements included elsewhere in this annual report on Form 10-K.  See ‘Grants of Awards’ table for aggregate grant date fair value of options awarded.

26.	Amount paid for medical, dental and vision insurance.

27.	Amount includes $150,000 annual salary under the terms of Mr. Mill’s employment agreement for partial year since execution of the employment agreement.

28.	Amount relates to restricted stock grant which is discussed in further detail in Note 14 to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

29.
Amount relates to unrestricted stock grant which is discussed in further detail in Note 16 to our consolidated financial statements included elsewhere in this annual report on Form 10-K.  See ‘Grants of Awards’ table for aggregate grant date fair value of options awarded.

30.	Amount paid for medical, dental and vision insurance.

31.	Amount includes $150,000 annual salary under the terms of Mr. Mohr’s employment agreement and amounts agreed upon with Board prior to execution of the employment agreement for partial year.

32.
Amount relates to unrestricted stock grant which is discussed in further detail in Note 16 to our consolidated financial statements included elsewhere in this annual report on Form 10-K.  See ‘Grants of Awards’ table for aggregate grant date fair value of options awarded.

33.	Amount paid for medical, dental and vision insurance.

34.	Amount includes $150,000 annual salary under the terms of Mr. Mohr’s employment agreement and amounts agreed upon with Board prior to execution of the employment agreement.

35.
Amount relates to unrestricted stock grant which is discussed in further detail in Note 16 to our consolidated financial statements included elsewhere in this annual report on Form 10-K.  See ‘Grants of Awards’ table for aggregate grant date fair value of options awarded.

36.	Amount paid for medical, dental and vision insurance.

Employment Agreements

Beacon has entered into employment agreement with each of Bruce Widener, Gerald Bowman, Michael Grendi, Victor Agruso and Mark Gervasoni, each effective throughout the year ended September 30, 2010. Each executive officer has agreed not to compete with us within the United States during the term of his employment and for a period of one year following his termination of employment, nor to solicit our employees for a period of two years following the termination of his employment.

Bruce Widener, Chairman of the Board and Chief Executive Officer, was granted a base salary of $240,000 per year, with a bonus potential of an additional $240,000 based on achievement of an increase in EBITDA of $5,000 for the fiscal year ended September 30, 2010.  In addition, the agreement includes a provision for three years severance pay for termination without cause, upon a change in control or if the executive resigns for good reason, including 50% of all unearned bonus opportunity for the remaining term of the agreement, immediate vesting of all unearned options, outplacement services and office expenses of up to $2,000 per month during the severance period.

Gerald Bowman, Chief Operating Officer, was granted a base salary of $180,000 per year with a bonus potential of an additional amount targeted at 50% of base salary upon achievement of company and personal goals.  In addition, the agreement includes a provision for 12 months’ severance pay for termination without cause, upon a change in control or if the executive resigns for good reason.  Additionally, the agreement provides for a grant of option to purchase up to 400,000 shares of Beacon common stock.

Michael Grendi, Chief Financial Officer, was granted a base salary of $180,000 per year with a bonus potential of an additional amount targeted at 50% of base salary upon achievement of company and personal goals.  In addition, the agreement includes a provision for 12 months’ severance pay for termination without cause, upon a change in control or if the executive resigns for good reason.  Additionally, the agreement provides for a grant of option to purchase up to 400,000 shares of Beacon common stock.

Victor Agruso, Chief Human Resource Officer, was granted a base salary of $90,000 per year with a bonus potential of an additional amount targeted at 50% of base salary upon achievement of company and personal goals.  In addition, the agreement includes a provision for 12 months’ severance pay for termination without cause, upon a change in control or if the executive resigns for good reason.  Additionally, the agreement provides for a grant of option to purchase up to 100,000 shares of Beacon common stock.

Mark Gervasoni, Chief Marketing and Sales Officer, was granted a base salary of $150,000 per year with a bonus potential of an additional amount targeted at 100% of base salary upon achievement of company and personal goals.  In addition, the agreement includes a provision for 12 months’ severance pay for termination without cause, upon a change in control or if the executive resigns for good reason.  Additionally, the agreement provides for a grant of option to purchase up to 400,000 shares of Beacon common stock.

Grants of Awards

										All Other
								All		Option		Grant
								Other		Awards:		Date
								Stock		Number	Exercise	Fair
								Awards:		of	or Base	Value of
		Estimated Future Payouts						Number		Securities	Price of	Stock
		Under Non-Equity Incentive			Estimated Future Payouts Under			of Shares		Under-	Option	and
		Plan Awards			Equity Incentive Plan Awards			of Stock		lying	Awards	Option
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Or Units (#)		Options	($/Sh)	Awards ($)
Name	Date	($)	($)	($)	(#)	(#)	(#)			(1)	(2)	(3)
(A)	(B)	(C)	(D)	(E)	(F)	(G)	(H)	(I)		(J)	(K)	(L)

Bruce Widener	5/8/2009									1,000,000	$1.19	$750

Gerald Bowman	7/9/2009									150,000	$1.61	$153
Gerald Bowman	5/27/2010									250,000	$1.40	$227

Michael Grendi	2/5/2010									200,000	$1.07	$134
Michael Grendi	5/27/2010									200,000	$1.40	$183

Victor Agruso	11/12/2009									100,000	$1.07	$31
Victor Agruso	6/7/2010									100,000	$1.60	$75

Mark Gervasoni	6/1/2010									400,000	$1.36	$358

Richard C. Mills	12/20/2007							782,250	(4)			$664
Richard C. Mills	5/8/2009									1,000,000	$1.19	$750

Robert Mohr	3/26/2008									60,000	$1.20	$43
Robert Mohr	1/9/2009									75,000	$0.80	$38
Robert Mohr	5/8/2009									250,000	$1.19	$188

The table above details options granted to company officers to purchase our commons stock, the strike price and the fair value of the options, columns (1), (2) and (3) respectively, on the date of grant under ASC 718.

Additionally column (4) discusses the December 20, 2007, granted of 782,250 shares of Beacon restricted stock to Mr. Mills, of which 150,000 shares vested immediately and 632,250 shares vest in equal amounts annually on each of December 21, 2008, 2009, and 2010. The full grant date fair value of this restricted stock award under ASC 718 is $666,874

There were no other equity or share-based awards granted during the years ended September 30, 2010 and 2009 to the named executive officers.

Outstanding Equity Awards at Fiscal Year-End

The following table details the equity incentive awards outstanding as of September 30, 2010. For additional information about the option awards, see “Equity Awards” and “Compensation for Named Executive Officers in Fiscal Year 2010” under “Compensation Discussion and Analysis.”

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
									Equity
									Incentive
								Equity	Plan
								Incentive	Awards:
			Equity					Plan	Market or
			Incentive					Awards:	Payout
			Plan					Number of	Value of
			Awards:				Market	Unearned	Unearned
			Number of			Number	Value of	Shares,	Shares,
	Number of	Number of	Unearned			of Shares	Shares or	Units or	Units or
	Securities	Securities	Securities			or Units	Units of	Other	Other
	Underlying	Underlying	Underlying			of Stock	Stock	Rights	Rights
	Unexercised	Unexercised	Unexercised			That Have	That Have	That Have	That Have
	Options	Options	Options	Option	Option	Not	Not	Not	Not
	(#)	(#)	(#)	Exercise	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	Unexercisable	Price	Date	(#)	($)	(#)	($)
(A)	(B)	(C)	(D)	(E)	(F)	(G)	(H)	(I)	(J)

Bruce Widener	333,333	666,667		$1.19	5/8/2019		-

Gerald Bowman	50,000	100,000		$1.61	7/9/2019
Gerald Bowman		250,000		$1.40	5/27/2020

Michael Grendi		200,000		$1.07	2/5/2020
Michael Grendi		200,000		$1.40	5/27/2020

Victor Agruso	25,000	75,000		$1.07	11/12/2019
Victor Agruso		100,000		$1.60	6/7/2020

Mark Gervasoni		400,000		$1.36	6/1/2020

Richard C. Mills	500,000			$1.19	5/8/2019

Robert Mohr	40,000	20,000		$1.20	3/26/2018
Robert Mohr	75,000			$0.80	1/9/2019
Robert Mohr	83,333			$1.19	5/8/2019
Options Exercises and Stock Vested

Pursuant to a grant of 782,250 shares of restricted stock to Mr. Mills, our former president, awarded on December 20, 2007, 150,000 shares vested on that date when the stock was valued at $0.85 per share. Subsequent vesting occurred in equal amounts annually totaled 421,500 shares vesting at a value of $1.20 per share as of December 31, 2009, for a total vested number of shares of 571,500.  On May 15, 2010, pursuant to the separation agreement with the Company, the remaining 210,750 shares were vested.

Potential Payments Upon Termination or Change in Control

The following table summarizes the value of the termination payments and benefits Messrs. Widener, Bowman, Grendi, Agruso and Gervasoni would receive if they had terminated employment on September 30, 2010 under the circumstances shown pursuant to the terms of the employment agreements we have entered into with each of them. For further description of the employment agreement governing these payments, see “Employment Agreements.” Other than the employment agreements with our named executives, there is no formal policy with respect to payments to named executive officers upon a termination of such officer or change in control of the Company. In addition, the employment agreements with our named executives do not provide for any payments upon a change in control. The tables exclude (i) amounts accrued through September 30, 2010 that would be paid in the normal course of continued employment, such as accrued but unpaid salary and earned annual bonus for fiscal year 2010 and reimbursed business expenses and (ii) vested account balances under our 401(k) Plan that is generally available to all of our employees.

Bruce Widener

							Termination
							by Company		Termination
							without Cause		following or
							or Executive		prior to a
							with Good		Change in
	Retirement		Death		Disability		Reason		Control
Benefit	($)		($)		($)		($)		($)

Cash Severance	-		$240	(1)	$240	(1)	$720	(1)	-	(2)

Acceleration of
Restricted Stock	-		-		-		-		-	(2)

Acceleration of
Stock Options	-		-		-		-		-	(2)

Health & Welfare
Benefits	-	(3)	-	(3)	12	(3)	12	(3)	-	(2)

Gerald Bowman

							Termination
							by Company		Termination
							without Cause		following or
							or Executive		prior to a
							with Good		Change in
	Retirement		Death		Disability		Reason		Control
Benefit	($)		($)		($)		($)		($)

Cash Severance	-		$180	(1)	$180	(1)	$180	(1)	-	(2)

Acceleration of
Restricted Stock	-		-		-		-		-	(2)

Acceleration of
Stock Options	-		-		-		-		-	(2)

Health & Welfare
Benefits	-	(3)	-	(3)	12	(3)	12	(3)	-	(2)

 Michael Grendi

							Termination
							by Company		Termination
							without Cause		following or
							or Executive		prior to a
							with Good		Change in
	Retirement		Death		Disability		Reason		Control
Benefit	($)		($)		($)		($)		($)

Cash Severance	-		$180	(1)	$180	(1)	$180	(1)	-	(2)

Acceleration of
Restricted Stock	-		-		-		-		-	(2)

Acceleration of
Stock Options	-		-		-		-		-	(2)

Health & Welfare
Benefits	-	(3)	-	(3)	12	(3)	12	(3)	-	(2)

Mark Gervasoni

							Termination
							by Company		Termination
							without Cause		following or
							or Executive		prior to a
							with Good		Change in
	Retirement		Death		Disability		Reason		Control
Benefit	($)		($)		($)		($)		($)

Cash Severance	-		$150	(1)	$150	(1)	$150	(1)	-	(2)

Acceleration of
Restricted Stock	-		-		-		-		-	(2)

Acceleration of
Stock Options	-		-		-		-		-	(2)

Health & Welfare
Benefits	-	(3)	-	(3)	(3)		(3)		-	(2)

Victor Agruso

							Termination
							by Company		Termination
							without Cause		following or
							or Executive		prior to a
							with Good		Change in
	Retirement		Death		Disability		Reason		Control
Benefit	($)		($)		($)		($)		($)

Cash Severance	-		$90	(1)	$90	(1)	$90	(1)	-	(2)

Acceleration of
Restricted Stock	-		-		-		-		-	(2)

Acceleration of
Stock Options	-		-		-		-		-	(2)

Health & Welfare
Benefits	-	(3)	-	(3)	12	(3)	12	(3)	-	(2)

(1)	Excluding accrued, but unpaid, base salary, annual bonus, accrued vacation and unreimbursed business expenses.

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

DIRECTOR COMPENSATION

Compensation for Non-Management Directors.  Our directors have agreed to serve on our board of directors based on their existing equity position in Beacon. John D. Rhodes III was issued 300,000 Warrants to purchase Beacon common stock in exchange for his service on the board by unanimous vote in a Board Meeting on March 26, 2008. On January 9, 2009, the Compensation Committee resolved to pay directors $1 per meetings via telephone and $3 per meeting in person but the directors unanimously agreed to waive this compensation until such time as the company achieved positive net income.

The following table provides summary information of compensation of directors for the year ended September 30, 2010.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of our common stock as of December 16, 2010 by (i) any person who is known to us to be the beneficial owner of more than five percent of our common stock, (ii) all directors, (iii) all executive officers named in the Summary Compensation Table herein and (iv) all directors and executive officers as a group. Warrants and options to acquire our common stock included in the amounts listed below are currently exercisable or will be exercisable within 60 days after December 16, 2010, and are deemed outstanding for computing the ownership percentage of the stockholder holding such warrants and/or options, but are not deemed outstanding for computing the ownership percentage of any other stockholder.

	Beneficial
	Common Share	% of
Name	Ownership	Class

Bruce Widener	3,000,833	6%
John D. Rhodes III (1)	3,006,606	6%
Richard C. Mills (2)	2,769,500	5%
J. Sherman Henderson III (3)	1,035,000	2%
Michael Grendi	68,167	0%
Gerry Bowman	50,000	0%
Directors and Named Executives
Officers (as a group)	9,930,106	19%

As shareholders with greater than 5% ownership of the company, the address of Messrs. Widener and Rhodes address is 9300 Shelbyville Road, Suite 1000, Louisville, KY 40222

1.
Includes the 166,666 shares into which the Exchange Bridge Note held by Dr. Rhodes is convertible, 285,500 shares for which the Exchanged Bridge Warrants held by Dr. Rhodes are exercisable within 60 days of the date hereof, 300,000 warrants to purchase shares in exchange for his representation on the Board of Directors, 777,777 shares into which the Series B Preferred Stock is convertible, 350,000 Warrants issued pursuant to the Series B Preferred Stock purchase, and 716,662 warrants issued in exchange for an equity financing arrangement

2.
Mr. Mills and his wife are beneficial owners of 482,500 shares of Beacon Common Stock. Pursuant to a grant of 782,250 shares of restricted stock to Mr. Mills, our former president, awarded on December 20, 2007, 150,000 shares vested on that date when the stock was valued at $0.85 per share. Subsequent vesting occurred in equal amounts annually totaled 421,500 shares vesting at a value of $1.20 per share as of December 31, 2009, for a total vested number of shares of 571,500.  On May 15, 2010, pursuant to the separation agreement with the Company, the remaining 210,750 shares were vested.

3.	Includes 30,000 shares held by LANJK, LLC (a limited liability company wholly owned by Mr. Henderson).

Item 13. Certain Relationships and Related Transactions, and Director Independence

On May 15, 2008, we entered into an equity financing arrangement with one of our directors that provided up to $500 of additional funding, the terms of which provided for issuance of warrants to purchase 33,333 shares of common stock at $1.00 per share per month for the period the financing arrangement is in effect. The warrants have a five-year term. The financing arrangement terminates upon the close of a $3,000 equity financing event; on August 19, 2008, we modified the agreement to increase the commitment to $3,000 of additional funding that decreases on a dollar for dollar basis as we raise capital in subsequent equity financing transactions up to $3,000, upon mutual agreement of our director and us, or on December 31, 2008. In consideration for this financing arrangement, we agreed to issue a five year warrant to purchase 100,000 shares of common stock at an exercise price of $1.00 per share in addition to the ongoing warrants earned under the original agreement. Accordingly, we recognized $289 of interest expense for the year ended September 30, 2009 based on the fair value of the warrants as they were earned. The fair values were calculated using the Black-Scholes option pricing model with the following assumptions:

		Expected		Fair Value			Risk-Free	Value	Charge to
Date	Quantity	Life	Strike	of Common	Volatility	Dividend	Interese	per	Interest
Earned	Earned	(days)	Price	Stock	Rate	Yield	Rate	Warrant	Expense

10/15/2008	33,333	1,825	$1.00	$1.20	66.34%	0%	2.90%	$0.74	$25
11/15/2008	33,333	1,825	$1.00	$0.85	66.34%	0%	2.33%	$0.45	$15
12/15/2008	33,333	1,825	$1.00	$1.52	66.34%	0%	1.50%	$0.99	$33
12/31/2008	16,667	1,825	$1.00	$1.01	66.34%	0%	1.55%	$0.57	$10
1/9/2009	100,000	1,825	$1.00	$0.80	66.34%	0%	1.51%	$0.41	$41
2/9/2009	33,333	1,825	$1.00	$0.80	66.34%	0%	1.99%	$0.41	$14
3/9/2009	33,333	1,825	$1.00	$0.54	66.34%	0%	1.90%	$0.23	$8
4/9/2009	33,333	1,825	$1.00	$0.75	66.34%	0%	1.90%	$0.37	$12
5/9/2009	33,333	1,825	$1.00	$1.19	66.34%	0%	2.09%	$0.72	$24
6/9/2009	33,333	1,825	$1.00	$1.35	66.34%	0%	2.73%	$0.86	$29
7/9/2009	33,333	1,825	$1.00	$1.61	66.34%	0%	2.31%	$1.08	$36
8/9/2009	33,333	1,825	$1.00	$1.20	66.34%	0%	2.75%	$0.74	$24
9/9/2009	33,333	1,825	$1.00	$1.00	66.34%	0%	2.38%	$0.57	$18

			For year ended September 30, 2009						$289

In addition, contingent upon the drawdown of any part of the equity financing commitment, the director would earn the right to purchase up to 1,655,425 shares of their stock owned by the CEO and another shareholder for a purchase price of $0.01 per share. The equity financing arrangement expired on December 16, 2009 upon closing of a $3,000 of equity financing at which time the director’s contingent right to acquire the shares of the founding shareholders was terminated.

On January 7, 2009, we entered into a note payable with a principal amount of $200 payable on or before December 31, 2009, bearing interest at 12% per annum with one of our directors. The director concurrently authorized us to issue 300 shares of preferred stock in exchange for this note and an additional $100 note issued prior to December 31, 2009. We are permitted, but not required, to redeem these shares at a 1% per month premium beginning 30 days from the date of their issuance at our discretion.

On January 9, 2009, we entered into an equity financing arrangement with one of our directors that provided a commitment up to $2,200 of additional funding. This arrangement superseded the existing equity financing arrangement between the same director and the Company that had been entered into on May 15, 2008 and amended August 19, 2008. Under the terms of this equity financing arrangement, under certain circumstances the Company may sell shares of its common stock to this director at the same price per share and other terms as the most recent sale of shares of its Common Stock to a third party in a transaction intended to raise capital. On August 10, 2009, we renewed the existing equity financing arrangement to provide a commitment of up to $3,000 of additional funding.  This arrangement was terminated on December 15, 2009 upon close of $3,000 financing event.

Under a marketing agreement with a company owned by the wife of Beacon’s former president, we provide procurement and installation services as a subcontractor. We earned net sales of approximately $323 and $1,697 for procurement and installation services provided under this marketing agreement, of which $198 and $1,402 is recorded as accounts receivable in the accompanying balance sheet for the years ended September 30, 2010 and 2009.

On August 7, 2009, we entered into a non-interest bearing demand note with one of our directors in the amount of $500. See Note 10 for further information.

The Company has obtained insurance through an agency owned by one of its founding stockholders/directors.  Insurance expense of $150 was paid to the agency for the years ended September 30, 2010 and 2009 respectively.

The Company contracted with our former Chief Accounting Officer for consulting services upon their resignation, we recognized $24 for the year ended September 30, 2010 for these services.

Item 14. Principal Accountant Fees and Services

The following table presents fees for professional services rendered by Marcum LLP for the audit of our annual financial statements for the years ended September 30, 2010 and 2009:

	For the year	For the year
	ended	ended
	September 30,	September 30,
	2009	2010

Audit fees	$203	$297
Tax fees	-	-
Other fees	-	-

	$203	$297

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

Item 15. Exhibits, Financial Statement Schedules

2.1	Non-Interest-Bearing Promissory Note dated February 26, 2010 (incorporated by reference to Exhibit 2.03.A to the Company’s Current Report on Form 8-K filed March 2, 2010).

2.2	Subordinated Security Agreement dated February 26, 2010 (incorporated by reference to Exhibit 2.03.B to the Company’s Current Report on Form 8-K filed March 2, 2010).

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed January 13, 2009).

3.2	Certificate of Designation of the Series B Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed August 19, 2008).

3.3	Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Form 10-KSB dated October 16, 2003).

4.1
Form of warrant to purchase common stock granted in connection with August 19, 2008 financing arrangement between the Company and one of its directors (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed January 13, 2009).

4.2
Registration Rights Agreement dated November 12, 2008 by and between the Company and the placement agent for the November 2008 offering of Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed January 13, 2009).

4.3
Form of warrant to purchase common stock granted in connection with November 2008 offering of Common Stock (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed January 13, 2009).

4.4
Form of convertible promissory notes and warrants granted in connection with the 2007 convertible debt financing (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 28, 2007).

4.5
Form of warrant to purchase common stock granted in connection with the offering of Series A and Series A-1 Preferred Stock, as amended and recirculated July 30, 2008 (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed January 13, 2009).

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

4.8
Form of warrant to purchase common stock granted in connection with the offering of Series B Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed August 19, 2008).

4.9
Form of warrant to purchase common stock granted in connection with the July 2008 offering of Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed August 19, 2008).

4.10
Form of warrant to purchase common stock issued to J. Sherman Henderson and Robert A. Clarkson on July 10, 2008 (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed August 19, 2008).

4.11
Form of the Convertible Promissory Notes, dated January 22, 2009, made and issued by the Company to various investors, in the aggregate principal amount of $500,000 (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed February 23, 2009).

4.12
Form of the Warrants, dated January 22, 2009, made and issued by the Company to various investors (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed February 23, 2009).

4.13
Form of warrant to purchase common stock granted to the investors in connection with the June 2009 offering of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed August 12, 2009).

4.14
Form of warrant to purchase common stock granted to the investors in connection with the September 2009 Private Placement (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-Kfiled December 29, 2010).

10.1
Placement Agency Agreement dated July 25, 2008 by and between the Company and the Placement Agent (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed January 13, 2009).

10.2	Letter Agreement dated July 25, 2008 by and between the Company and the Placement Agent (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed January 13, 2009).

10.3
Letter Agreement dated August 19, 2008 by and between the Company and one of its directors (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed January 13, 2009).

10.4	Loan Agreement dated September 4, 2008 by and between the Company and First Savings Bank (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed January 13, 2009).

10.5
Letter Agreement dated January 9, 2009, by and between the Company and John Rhodes, relating to an equity financing agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed February 23, 2009).

10.6
Form of the Note Purchase Agreement, dated January 22, 2009, by and between the Company and various investors (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed February 23, 2009).

10.7
Work Order dated December 19, 2008, by and between the Company and Johnson & Johnson Services, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed February 23, 2009).

10.8
Promissory Note, dated January 7, 2009, made and issued by the Company to John Rhodes (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed February 23, 2009).

10.9	Beacon Solutions 2008 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 13, 2009.)

10.10	Letter Agreement dated August 10, 2009 by and between the Company and John Rhodes (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed August 12, 2009).

10.11
Promissory Note dated August 10, 2009 made and issued by the Company to John Rhodes Family Limited Partnership (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed August 12, 2009).

10.12
Selling Agency Agreement dated June 12, 2009 by and between the Company and the selling agent named therein (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 12, 2009).

10.13	Secured Promissory Note, dated December 20, 2007, issued by Beacon to ADSnetcurve (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated December 28, 2007).

10.14
Asset Purchase Agreement, dated October 15, 2007, by and between Beacon and CETCON, Incorporated (“CETCON”) (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated December 28, 2007).

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

10.24**	Employment Agreement , dated December 2007, between the Company and Bruce Widener (incorporated by reference to Exhibit 99.8 to the Company’s Quarterly Report on Form 10-Q filed February 19, 2008).

10.25**	Employment Agreement, dated December 2007, between the Company and Richard C. Mills (incorporated by reference to Exhibit 99.6 to the Company’s Quarterly Report on Form 10-Q filed February 19, 2008).

10.26**	Employment Agreement, dated December 2007, between the Company and Robert R. Mohr (incorporated by reference to Exhibit 99.5 to the Company’s Quarterly Report on Form 10-Q filed February 19, 2008).

10.27**	Employment Agreement dated May 12, 2009 by and between the Company and Bruce Widener (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 12, 2009).

10.28**
Employment Agreement dated May 22, 2009 by and between the Company and Richard C. Mills (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 12, 2009).

10.29**	Employment Agreement dated May 22, 2009 by and between the Company and Robert Mohr (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed August 12, 2009).

10.30**
Executive Employment Agreement dated as of June 1, 2010 by and between the Company and Mark A. Gervasoni (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed June 2, 2010).

10.31	Documents related to the Integra Bank Credit Facility (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB dated May 15, 2008).

10.32
Registration Rights Agreement dated July 25, 2008 by and between the Company and the placement agent retained in the July 2008 offering of Common Stock (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 19, 2008).

10.33
Project Management Services Agreement dated November 6, 2009 by and between Beacon Solutions AG, a wholly owned subsidiary of the Company, and Interxion (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed February 16, 2010).

10.34
Placement Agency Agreement dated September 28, 2009 by and between the Company and the Placement Agent (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-Kfiled December 29, 2009).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed January 13, 2009).

21.1*	Subsidiaries of the Registrant.

31.1*	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2*	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Denotes filed herein.

**	Denotes compensatory plan or management contract.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 16, 2010.

BEACON ENTERPRISE SOLUTIONS GROUP, INC.

	By:	/s/ BRUCE WIDENER
Bruce Widener
Chief Executive Officer and Chairman of the
Board of Directors

Date: December 16, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ BRUCE WIDENER	Chief Executive Officer and	December 16, 2010
Chairman of the Board
Bruce Widener	(Principal Executive Officer)

/s/ J. SHERMAN HENDERSON III	Director	December 16, 2010

J. Sherman Henderson III

/s/ DR. JOHN D. RHODES III	Director	December 16, 2010

Dr. John D. Rhodes III

/s/ MICHAEL GRENDI	Chief Financial Officer	December 16, 2010
(Principal Financial & Accounting Officer)
Michael Grendi