Form 10-Q
period 2010-12-31
BEACON ENTERPRISE SOLUTIONS GROUP INC
filed 2011-02-14
CIK 1122063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010.

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

As of February11, 2011, Beacon Enterprise Solutions Group, Inc. had a total of 37,376,396 shares of common stock issued and outstanding.

Beacon Enterprise Solutions Group, Inc.
FORM 10-Q
 For the fiscal three months ended December 31, 2010

INDEX

Beacon Enterprise Solutions Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(all amounts in 000's except share and per share data)

	December 31,	September 30,
	2010	2010
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$108	$246
Accounts receivable, net	4,241	4,535
Inventory, net	526	557
Prepaid expenses and other current assets	608	357
Current assets of discontinued operations	-	133
Total current assets	5,483	5,828

Property and equipment, net	385	420
Goodwill	2,792	2,792
Other intangible assets, net	2,947	3,011
Other assets	27	20
Total assets	$11,634	$12,071

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Bridge note - related party	$100	$100
Current portion of long-term debt	261	379
Senior Secured Notes Payable, net of deferred debt discount of $78	1,473	-
Accounts payable	2,368	2,971
Accrued expenses and other current liabilities	1,952	880
Current liabilities of discontinued operations	-	8,558
Total current liabilities	6,154	12,888

Non-current Line of Credit - related party	-	630
Long-term debt, less current portion	136	403
Deferred tax liability	167	153
Total liabilities	6,457	14,074

Stockholders' equity (deficiency)
Preferred Stock: $0.01 par value, 5,000,000 shares
authorized, 1,041 shares outstanding in the
following classes:
Series A convertible preferred stock, $1,000 stated value,
4,500 shares authorized, 30 shares issued and outstanding
at December 31, 2010 and September 30, 2010, respectively,
(liquidation preference $94)	30	30
Series A-1 convertible preferred stock, $1,000 stated value,
1,000 shares authorized, 311 shares issued and outstanding
at December 31, 2010 and September 30, 2010, respectively
(liquidation preference $442)	311	311
Series B convertible preferred stock, $1,000 stated value,
4,000 shares authorized, 700 shares issued and outstanding
at December 31, 2010 and September 30, 2010, respectively,
(liquidation preference $981)	700	700
Common stock, $0.001 par value 70,000,000 shares authorized
37,376,396 shares issued and outstanding
at December 31, 2010 and September 30, 2010, respectively.	37	37
Additional paid in capital	37,491	37,137
Accumulated deficit	(33,473)	(39,711)
Accumulated other comprehensive income (loss)	81	(507)
Total stockholders' equity (deficiency)	5,177	(2,003)
Total liabilities and stockholders' equity	$11,634	$12,071

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beacon Enterprise Solutions Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(all amounts in 000's except share and per share data)

	For the Three	For the Three
	Months Ended	Months Ended
	December 31,	December 31,
	2010	2009
Net sales	$3,974	$2,873
Cost of materials sold	276	483
Cost of services	2,523	1,276

Gross profit	1,175	1,114
Operating expenses
Salaries and benefits	1,675	1,041
Selling, general and administrative	888	1,017
Total operating expense	2,563	2,058
Loss from operations	(1,388)	(944)

Other expenses
Other expenses	(285)	(185)
Change in fair value of warrants	-	(24)
Total other expenses	(285)	(209)

Net loss before income taxes	(1,673)	(1,153)

Income tax benefit (expense)	38	(39)

Loss from continuing operations	(1,635)	(1,192)
Net income of discontinued operations (including gain on
deconsolidation of $7,892 in the three months ended
December 31, 2010)	7,892	161

Net income (loss)	6,257	(1,031)

Series A, A-1 and B Preferred Stock:
Contractual dividends	(19)	(48)
Deemed dividends related to beneficial conversion feature	-	(25)

Net income (loss) available to common stockholders	$6,238	$(1,104)

Net income (loss) per share to common stockholders - basic and diluted
Net loss per share from continuing operations	$(0.04)	$(0.05)
Net income per share from discontinued operations	0.21	0.01
	$0.17	$(0.04)

Weighted average shares outstanding
basic and diluted	37,376,396	26,156,058

Other comprehensive loss, net of tax
Net income (loss)	$6,238	$(1,104)
Foreign currency translations adjustment	(102)	(15)
Comprehensive income (loss)	$6,136	$(1,119)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beacon Enterprise Solutions Group, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders' Equity (Deficiency)
(Unaudited)
(all amounts in 000's except share data)

	Series A Convertible		Series A-1 Convertible		Series B Convertible						Accumulated
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional		Other
		$1,000 Stated		$1,000 Stated		$1,000 Stated		$0.001 Par	Paid-In	Accumulated	Comprehensive
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Income	Total

Balance at September 30, 2010	30	$30	311	$311	700	$700	37,376,396	$37	$37,137	$(39,711)	$(507)	(2,003)

Vested portion of share based payments to employees for services									179			179
Warrants issued under consulting agreements									46			46
Amortization of market value of common stock vested for investor relations agreement									6			6
Amortization of non-employee stock options issued for performance of services									15			15
Warrants issued for credit facility									30			30
Discount on senior secured notes payable									78			78
Series A-1 Preferred Stock contractual dividends										(8)		(8)
Series A-1 Preferred Stock contractual dividends paid in in kind										(11)		(11)

Net income										6,257		6,257
Net change in accumulated other comprehensive income											588	588

Balance at December 31, 2010	30	$30	311	$311	700	$700	37,376,396	$37	$37,491	$(33,473)	$81	$5,177

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beacon Enterprise Solutions Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(all amounts in 000's)

	For the Three	For the Three
	Months Ended	Months Ended
	December 31,	December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$6,257	$(1,031)
Net (income) loss from discontinued operations (including gain on deconsolidation of $7,892 for the three months ended December 31, 2010)	(7,892)	$(161)
Net loss from continuing operations	(1,635)	(1,192)

Adjustments to reconcile net income (loss) to net cash used in continuing operating activities:
Change in reserve for obsolete inventory	15	12
Change in reserve for doubtful accounts	37	37
Depreciation and amortization	132	163
Non-cash interest	26	88
Share based payments	276	319
Change in fair value of warrants with anti-dilution rights	-	24
Amortization of deferred finance fees	14	-
Change in deferred tax liability	15	-
Changes in operating assets and liabilities:
Accounts receivable	193	589
Inventory	16	85
Prepaid expenses and other assets	(100)	(58)
Accounts payable	(575)	(730)
Accrued expenses	1,030	(1,138)
CASH USED IN CONTINUING OPERATING ACTIVITIES	(556)	(1,801)
CASH PROVIDED BY DISCONTINUED OPERATIONS	-	1,244
NET CASH USED IN OPERATING ACTIVITIES	(556)	(557)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(35)	(168)
Capital expenditures of discontinued operations	-	(186)
NET CASH USED IN INVESTING ACTIVITIES	(35)	(354)
CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES
Proceeds from sale of common stock, net of offering costs	-	2,425
Proceeds from issuance of senior secured notes payable, net of offering costs	1,377	-
Proceeds from non-current line of credit - related party	310	-
Payments on non-current line of credit - related party	(940)	-
Payments on short term debt	-	(550)
Repayment of convertible notes	-	(224)
Payments of notes payable	(385)	(169)

NET CASH PROVIDED BY CONTINUING FINANCING ACTIVITIES	362	1,482

Effect of exchange rate changes on cash and cash equivalents	91	5

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(138)	576
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	246	227
CASH AND CASH EQUIVALENTS - END OF PERIOD	$108	$803

Supplemental disclosures

Cash paid for:
Interest	$31	$24
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEACON ENTERPRISE SOLUTIONS GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)

NOTE 1 —	ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

The condensed consolidated financial statements presented are those of Beacon Enterprise Solutions Group, Inc., which was originally formed in the State of Indiana on June 6, 2007 and combined with Suncrest Global Energy Corp., a Nevada corporation, on December 20, 2007.  In these footnotes to the condensed consolidated financial statements, the terms “Company,” “Beacon,” “we,” “us” or “our” mean Beacon Enterprise Solutions Group, Inc. and all subsidiaries included in our condensed consolidated financial statements.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the three months ended December 31, 2010 have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited consolidated financial statements. The unaudited Condensed Consolidated Balance Sheet as of December 31, 2010, Condensed Consolidated Statements of Operations and Cash Flows for the three months ended December 31, 2010, and the Condensed Consolidated Statement of Stockholders’ Equity for three months ended December 31, 2010 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which Beacon considers necessary for a fair presentation of the financial position, operating results and cash flows for the period presented. The results for the three months ended December 31, 2010 are not necessarily indicative of results to be expected for the year ending September 30, 2011 or for any future interim period. The accompanying condensed consolidated financial statements should be read in conjunction with Beacon’s consolidated financial statements and notes thereto included in Beacon’s Annual Report on Form 10-K, which was filed with the SEC on December 16, 2010.

NOTE 2 —	LIQUIDITY AND FINANCIAL CONDITION

We generated net income of $6,257, which includes a gain on the deconsolidation of discontinued operations of $7,892 (see Note 4), non-cash expenses for share based compensation of $276, non-cash depreciation and amortization expense of $132, and other non-cash charges of $107.  Cash used for continuing operations amounted to $556 for the three months ended December 31, 2010.  Our accumulated deficit amounted to $33,473, while we had cash of $108 and a working capital deficit of $671.

On August 17, 2010 we entered into a long term line of credit facility with one of our directors for $4,000, the facility has an annual interest rate of 7.73% on any outstanding balance and a facility fee of the greater of $40 or 1% of the unused balance.  Additionally, 15,000 warrants, with a five year term at $1.00 per share, per month will be paid for each month the facility is outstanding.  As of December 31, 2010, we have issued 75,000 warrants.  Using the Black Scholes pricing model, we have determined the warrants have a fair value of $30 which has been recorded as other expense for the three months ended December 31, 2010.  As of December 31, 2010, we do not have an outstanding balance under this facility.  See Note 6.

On November 23, 2010, we initiated a private placement (the “Placement”) of up to $3,000 of 12 month Senior Secured Notes (“Notes”) with warrants to purchase 150 shares of Beacon’s common stock at $0.40 per share for every $1 in principal invested.  The Notes bear interest at 9% APR.  The Placement will be made on a "best efforts" basis with a Minimum of $600 and a Maximum of $3,000.  Net proceeds have been used to repay and replace an existing Senior Secured Bank Note totaling approximately $300 and will also be used for additional working capital.  The Placement will expire on the sooner of (a) March 15, 2011 if the Minimum has not been met or (b) the date that the Maximum has been raised,see Note 6.  As of December 31, 2010 we have received net proceeds of $1,377 (gross proceeds of $1,551, less offering costs of $174).

Based on the recent progress we made in the execution of our business plan, we believe that our currently available cash, availability of aforementioned credit line and cash received from the issuance of notes payable, and funds we expect to generate from operations will enable us to operate our business and repay our debt obligations as they become due through January 1, 2012. However, we may require additional capital in order to execute our business plan. If we are unable to raise additional capital, or encounter unforeseen circumstances that place constraints on our capital resources, we will be required to take various measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing our business development activities, suspending the pursuit of our business plan, and controlling overhead expenses. We cannot provide any assurance that we will raise additional capital. We have not secured any commitments for new financing at this time, nor can we provide any assurance that new financing will be available to us on acceptable terms, if at all.

NOTE 3 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The condensed consolidated financial statements include the accounts of Beacon Enterprise Solutions Group, Inc., a Nevada corporation and its wholly-owned subsidiaries including BESG Ireland Ltd. and Beacon Solutions S.R.O., which began operations November 1, 2009 and January 1, 2010, respectively.   Additionally Datacenter Contractors AG (formerly Beacon Solutions AG) acquired on July 29, 2009 and discontinued as of June 30, 2010, has been deconsolidated as of December 31, 2010 due to cessation of controlling financial interest in the subsidiary (see Note 4).  All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts in the prior period financial statement have been reclassified to conform to the current period presentation.

Use of Estimates

 The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions include valuing equity securities and derivative financial instruments issued as purchase consideration in business combinations and/or in financing transactions and in share based payment arrangements, accounts receivable reserves, inventory reserves, deferred taxes and related valuation allowances, allocating the purchase price to the fair values of assets acquired and liabilities assumed in business combinations (including separately identifiable intangible assets and goodwill) and estimating the fair values of long lived assets to assess whether impairment charges may be necessary. Certain of our estimates, including accounts receivable and inventory reserves and the carrying amounts of intangible assets could be affected by external conditions including those unique to our industry and general economic conditions. It is reasonably possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. We re-evaluate all of our accounting estimates at least quarterly based on these conditions and record adjustments, when necessary.

Accounts receivable

Accounts receivable of $5,128 and $5,401 as of December 31, 2010 and September 30, 2010, respectively include customer billings on invoices issued by us after the service is rendered or the sale earned. Credit is extended based on an evaluation of our customer’s financial condition and advance payment for services is generally required for many of our services.

We establish an allowance for doubtful account based on our best estimate of the amount of potential credit losses based on specific customer information and historical experience. Changes in economic conditions might result in changes to the estimated allowance.  Account balances deemed to be uncollectible are charged to the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. We currently believe the majority of our receivables are collectible due to the nature of the industry. The allowance for doubtful accounts amounted to $887 and $866 as of December 31, 2010 and September 30, 2010, respectively.

Inventory

Inventory consisted of parts and system components of $691 and $707 as of December 31, 2010 and September 30, 2010, respectively is stated at the lower of cost (first-in, first-out method) or market. In the case of slow moving items, we calculate a reserve for obsolescence to reflect a reduced marketability for the items. The actual percentage reserved will depend on the total quantity on hand, its sales history, and expected near term sales prospects. The reserve for obsolescence amounted to $165 and $150 as of December 31, 2010 and September 30, 2010, respectively.

Net Loss Per Share

Basic net loss per share is computed by dividing net income or loss per share available to common stockholders by the weighted average shares of common stock outstanding for the periods presented.  Diluted net income per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock.  Potentially dilutive securities, consisting of options and warrants, are excluded from the calculation of diluted per share data when they have an anti-dilutive effect or their per share exercise price is greater than the average market price of common stock during the periods presented.  The computation of net income (loss) available to common stockholders per share for the three months ended December 31, 2010 and 2009, respectively, excludes potentially dilutive securities because their inclusion would be anti-dilutive.

Shares of common stock issuable upon conversion or exercise of potentially dilutive securities at December 31, 2010 are as follows:

			Total
	Stock	Common	Common
	Options and	Stock	Stock
	Warrants	Equivalents	Equivalents

Series A Convertible Preferred Stock with Warrants	20,131	40,263	60,394
Series A-1 Convertible Preferred Stock with Warrants	207,260	414,518	621,778
Series B Convertible Preferred Stock with Warrants	350,000	875,000	1,225,000
Common Stock Offering Warrants	2,807,322	-	2,807,322
Placement Agent Warrants	2,847,497	-	2,847,497
Affiliate Warrants	55,583	-	55,583
Bridge Financing	285,500	166,667	452,167
Convertible Notes Payable Warrants	50,000	-	50,000
Senior Secured Notes Payable Warrants	232,664	-	232,664
Compensatory Warrants	300,000	-	300,000
Equity Financing Arrangements Warrants	791,662	-	791,662
Consulting Warrants	2,500,000		2,500,000
Employee Stock Options	4,193,648	-	4,193,648
Non-Employee Stock Options	250,000	-	250,000
	14,891,267	1,496,448	16,387,715

Recently Adopted Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board ("FASB") issued ASU No. 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary- a Scope Clarification to address implementation issues related to the changes in ownership provisions in the Consolidation-Overall Subtopic (Subtopic 810-10) of the FASB Accounting Standards Codification. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. See Note 4 for the impact on the condensed consolidated financial statements as of December 31, 2010.

Other accounting standards that have been issued or proposed by the FASB and SEC and/or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the condensed consolidated financial statements upon adoption.

NOTE 4 —	DISCONTINUED OPERATIONS

As previously disclosed in the Company’s Current Report on Form 10-Q filed on August 16, 2010, due to a contractual dispute with its one significant customer and the inability to reach a settlement, Datacenter Contractors AG’s (“DC”, formerly known as “Beacon Solutions AG”) Board has elected to discontinue DC’s operations.  As a result, the net sales and expenses associated with DC have been reclassified as discontinued operations for the three months ended December 31, 2009 in the condensed consolidated financial statements.

On December 14, 2010, Beacon announced that, as a result of DC’s inability to reach a settlement of unpaid invoices by its largest debtor, the DC Board has filed the relevant statutory notices with the local judge in Switzerland in accordance with its fiduciary obligations under Swiss law. As a result of this action, Beacon ceases to have a controlling financial interest in DC and therefore, in accordance with ASC 810-10-65, must deconsolidate the subsidiary from the condensed consolidated financial statements for the three months ended December 31, 2010.  The resultant deconsolidation generated a net income of $7,892 which is mainly composed of the elimination of the net liabilities of the discontinued DC operations from Beacon’s operations.

We accounted for the filing under the guidance of ASU No. 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary- a Scope Clarification” which requires an entity to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary.

NOTE 5 —	ACCRUED EXPENSES

Accrued expenses consist of the following:

	As of	As of
	December 31,	September 30,
	2010	2010

Compensation related	$742	$483
Customer deposits	498	29
Dividends	172	153
Interest	60	50
Other	480	165
	$1,952	$880

NOTE 6 —	NOTES PAYABLE AND LINE OF CREDIT – RELATED PARTY

Notes Payable

On November 23, 2010, we initiated a private placement (the “Placement”) of up to $3,000 of 12 month Senior Secured Notes (“Notes”) with warrants to purchase 150 shares of Beacon’s common stock at $0.40 per share for every $1 in principal invested.  The Notes bear interest at 9% APR.  The Placement will be made on a "best efforts" basis with a Minimum of $600 and a Maximum of $3,000.  Net proceeds have been used to repay and replace an existing Senior Secured Bank Note totaling approximately $300 and will also be used for additional working capital.  The Placement will expire on the sooner of (a) March 15, 2011 if the Minimum has not been met or (b) the date that the Maximum has been raised.  The Notes have not been and will not be registered under the 1933 Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.  The notes are secured by all business assets of the Company, as defined.  As of December 31, 2010 we have issued $1,551 of notes, 232,664 warrants and have recorded interest expense of $18.  We incurred financing fee of $174 which has been recognized as deferred finance fees and are be amortized ratably over the life of the debt.

Using the Black-Scholes model we have determined the fair value of the issued warrants to be $78 and allocated the debt proceeds in accordance with the relative fair value method.  The notes payable have been recorded on the Condensed Consolidated Balance Sheet as of December 31, 2010 at $1,473 which is net of the discount representing the allocation of the $78 relative fair value to the warrants. We will record interest in the condensed consolidated statements of operations as the discounted note is accreted to face value over the life of the debt.

Long Term Line of Credit – Related Party

On August 17, 2010 we entered into a long term line of credit facility with one of our directors for $4,000, the facility has an annual interest rate of 7.73% on any outstanding balance and a facility fee of the greater of $40 or 1% of the unused balance.  Additionally, 15,000 warrants, with a five year term at $1.00 per share, per month will be paid for each month the facility is outstanding. As of December 31, 2010, we have issued 75,000 warrants.  Using the Black Scholes method, we have determined the warrants have a fair value of $30 which has been recorded as other expense for the three months ended December 31, 2010. As of December 31, 2010, we do not have an outstanding balance under this facility.

NOTE 7 —	RELATED PARTY TRANSACTIONS

 The Company has obtained insurance through an agency owned by one of its founding stockholders/directors.  Insurance expense of $31and $45 was paid to the agency for each of the three months ended December 31, 2010 and 2009, respectively.

NOTE 8 —	COMMITMENTS AND CONTINGENCIES

Litigation

On September 7, 2010, Beacon was named a party in a lawsuit filed in Jefferson Circuit Court in the State of Kentucky, seeking $270 plus other costs, attorney’s fees and damages, regarding the Company's alleged conduct during the course of the purchase of the assets and assumption of certain liabilities of Strategic Communications, LLC.  Although the outcome of this matter cannot be predicted at this time, Beacon believes this lawsuit is without merit.  As of December 31, 2010, no provision has been made in the condensed consolidated financial statements related to this action, as the Company believes that the ultimate disposition of this matter will not have a material adverse effect on the Company’s financial position or results of operations.

Operating Leases

The Company has entered into operating leases for office facilities in Louisville, KY, Columbus, OH Cincinnati, OH, and Prague, Czech Republic. Rent expense for the three months ended December 31, 2010 and 2009, respectively amounted to $50 and $48. A summary of the minimum lease payments due on these operating leases, exclusive of the Company’s share of operating expenses and other costs, is as follows:

2011	$195
2012	116
2013	116
2014	89
2015	80
Thereafter	47
$643

Engagement of Investor Relations Firms

On December 17, 2009, we engaged an investor relations firm for a twenty four month period, the commitment date being November 1, 2009, providing for compensation payable in 50,000 shares of fully vested non-forfeitable common stock with an aggregate fair value of $45.  For three months ended December 31, 2010, we recorded approximately $6 of investor relations expense related to this agreement.

Engagement for Advisory Services

On January 1, 2009, we entered into a three year advisory agreement with a stockholder, whereby the party will provide corporate finance and business strategy advisory services pertaining to Beacon’s business affairs in the areas of business combinations, financing, etc. This agreement was subsequently extended to a total of 5 years in April 2010.  We recorded $9 of professional fees expense under this agreement for the three months ended December 31, 2010.

Consulting Agreement

On December 1, 2009, we entered into two 36 month consulting agreements, which were subsequently extended to 60 months in April 2010, issuing an aggregate of 2,500,000 consulting warrants. The warrants, issued on December 1, 2009 were fully vested upon issuance and have a fair value of $915, determined using the Black Scholes model. We are recognizing investor relations expense ratably over a 60 month term. For the three months ended December 31, 2010, we recorded approximately $46 of investor relation expense related to these agreements.

NOTE 9 —	STOCKHOLDERS’ EQUITY

Preferred Stock

Each share of Series A, Series A-1 and Series B preferred stock has voting rights equal to the equivalent number of common shares into which it is convertible. The holders of the Series A and Series A-1 are entitled to receive contractual cumulative dividends in preference to any dividend on the common stock at the rate of 10% per annum on the initial investment amount commencing on the date of issue. The holders of the Series B are entitled to receive contractual cumulative dividends in preference to any dividend on the common stock (but subject to the rights of the Series A and Series A-1) at the rate of 6% per annum on the initial investment amount commencing on the date of issue. Such dividends are payable on January 1, April 1, July 1 and October 1 of each year. Dividends accrued but unpaid as of December 31, 2010, are $45 for Series A, $43 for Series A-1 and $84 for Series B, respectively.

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

Preferred Stock Dividends

 We follow the guidelines of ASC 505 Equity - Dividends and Stock Splits when accounting for pay-in-kind (“PIK”) dividends that are settled in convertible securities with beneficial conversion features. Therefore, we recorded $0 and $25 of deemed dividends for the three months ended December 31, 2010 and 2009, respectively, related to the conversion feature based on the difference between the effective conversion price of the conversion option and the fair value of the common stock on the PIK election dates.

Issuance of non-employee compensatory options

During the fiscal year ended September 30, 2010, in consideration for services, we granted options to purchase 250,000 shares of Common Stock vesting ratably over a 36 month period.  We calculated the fair value of the options using the Black-Scholes option pricing model resulting in a fair value determination of $188, to be recognized over a 36 month period. For the three months ended December 31, 2010 we recognized share based compensation of $15 related to these options.

Stock Options and Other Equity Compensation Plans

During the three months ended December 31, 2010, our Board of Directors authorized the Company to grant two tranches of employee stock options to purchase 140,000 and 585,115 shares of common stock, respectively.  The options have ten year terms and vest over 5 and 3 year periods, respectively.  We calculated the fair value of the options using the Black-Scholes option pricing model with the following assumptions:

For the Three
Months Ended
December 31,
2010
Stock Price	$0.63
Expected Life	5.5 - 7.5
Volatility	178%
Risk-free interest rate	1.17%
Dividend Yield	0%
Fair value of options	$0.60 - $0.62

We recognized non-cash share-based employee compensation expenses as follows:

	For the Three	For the Three
	Months Ended	Months Ended
	December 31,	December 31,
	2010	2009

Non-Cash Share-Based Compensation Expense

Restricted Stock	$-	$45
Stock Options	179	200
Total Stock Compensation Expense	$179	$245

A summary of the status of our stock option plan and the changes during the three months ended December 31, 2010, is presented in the table below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic
	Of Options	Exercise Price	Life	Value

Options Outstanding at October 1, 2010	3,718,533	$1.47
Granted	725,115	$0.93
Forfeited	-	$-
Options Outstanding at December 31, 2010	4,443,648	$2.40	8.97	$-

Options Exercisable, December 31, 2010	1,301,799	$1.18	8.50	$-

As of December 31, 2010, there was $1,841 in unamortized share-based compensation cost. This cost is expected to be recognized over the remaining weighted average vesting period of approximately 2 years.

NOTE 10 —	Segment Reporting

 In accordance with ASC 280 “Segment Reporting,” our operating segments are those components of our business for which separate and discrete financial information is available and is used by our chief operating decision makers, or decision-making group, in making decisions on how we allocate resources and assess performance.

In accordance with ASC 280, the Company reports two operating segments, North America and Europe.  The Company’s chief decision-makers review financial information presented on a consolidated basis, accompanied by disaggregated information about net sales and operating profit each year by operating segment. This information is used for purposes of allocating resources and evaluating financial performance.

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies.” Segment data includes segment net sales, segment operating profitability, and total assets by segment. Shared corporate operating expenses are reported in the United States (“U.S.”) segment.

The Company is organized primarily on the basis of operating units which are segregated by geography in the U.S. and Europe.  For the three months ended December 31, 2010 our segment results, net of Discontinued Operations (see Note 4 for more details) are as follows:

	United States	Europe	Total

Net sales	$2,710	$1,264	$3,974
Loss from operations	(684)	(704)	(1,388)
Other expense	(184)	(101)	(285)
Depreciation and amortization	(122)	(10)	(132)
Net loss from continuing operations	(883)	(752)	(1,635)
Net loss from discontinued operations	-	7,892	7,892

Assets	9,391	2,243	11,634
Capital expenditures	35	-	35
Goodwill	2,792	-	2,792
Intangible Assets	2,947	-	2,947

In our European operations 96% of the net sales were generated by one customer for the three months ended December 31, 2010.

NOTE 11 —	SUBSEQUENT EVENTS

As of February 11, 2011 we have received additional net proceeds of $825 (gross proceeds of $927 less offering costs of $102 and issued 139,110 warrants related to the Senior Secured Notes.

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

For a detailed discussion of these and other factors that could cause the Company’s actual results to differ materially from the results contemplated by the forward-looking statements, please refer to Item 1A “Risk Factors” in the Company’s Current Report on Form 10-K filed on December 16, 2010. The reader is encouraged to review the risk factors set forth therein. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required by law, the Company assumes no responsibility for updating forward-looking statements to reflect unforeseen or other events after the date of this report.

Overview

Beacon was formed for the purpose of acquiring and consolidating regional telecom businesses and service platforms into an integrated, national provider of high quality voice, data and VOIP communications to small and medium-sized business enterprises (the “SME Market”). The Company was originally formed to acquire companies that would allow it to serve the SME Market on an integrated, turn-key basis from system design, procurement and installation through all aspects of providing network service and designing and hosting network applications. In response to identification of a significant under-served market, our business strategy has shifted to become a leading provider of global, international and regional telecommunications and technology systems infrastructure services, encompassing a comprehensive suite of consulting, design, installation, and infrastructure management offerings, while continuing to provide managed information technology and telecommunications services in selected local markets.

Organic Growth Strategy

With respect to our plans to increase net sales organically, we have identified, and are currently pursuing, several significant strategies including:

•	Strengthening existing customer relationships to ensure we are their partner for all design, implementation and management of ITS infrastructure solutions.

•
Add additional major account sales resources to facilitate the introduction of Fortune 1000, Global 2000 and qualifying multi-national firms. We refer to these current and future clients as Fortune 10000.

•	Continued expansion of the a la carte services offered to existing major national, multi-national and global clients who have not already signed an infrastructure managed services agreement.

Results of Operations

For the three months ended December 31, 2010 and 2009

In order to best discuss and compare operations for the three month periods ended December 31, 2010 and 2009 our North American and European operations will be presented and discussed separately.

North American Operations

	For the three months ended December 31,
	2010		2009
	North America		North America		change

Net Sales	$2,710	100%	$2,261	100%	$449
Cost of materials sold	276	10%	483	21%	(207)
Cost of services	1,479	55%	941	42%	538
Gross profit	955	35%	837	37%	118
Operating expense
Salaries and benefits	1,560	58%	1,041	46%	519
Selling, general and administrative	806	30%	950	42%	(144)
Intercompany services	(727)	-27%	(55)	-2%	(672)
Loss from operations	(684)	NM	(1,099)	NM	415
Other expense	(184)		(209)		25
Net loss before income taxes	(868)		(1,308)		440

Income tax expense	(15)		-		(15)

Net loss from continuing operations	(883)		(1,308)		425
Net loss from discontinued operations	-		-		-
Net loss	$(883)		$(1,308)		$425

Net sales from our North American operations the three months ended December 31, 2010 and 2009 was $2,710 and $2,261, or a 20% increase resulting from a focused market development and customer penetration leading to additional work from existing customers while creating new customer opportunities.

Cost of goods sold for the three months ended December 31, 2010 and 2009 amounted to $1,755 and $1,424, and consisted of $276 and $483 of material costs, $454 and $570 of direct labor, $112 and $142 of direct project related costs, and $913 and $229 of subcontractor fees incurred in providing services.  The shift in cost of goods sold from materials to services reflects our maturation into a professional services firm whereby Beacon is using more subcontractors for installation services, and they bear the material costs.

Salaries and benefits of approximately $1,560 and $1,041 for the three months ended December 31, 2010 and 2009 consisted of salaries and wages of approximately $881 and $600, commissions and bonuses of $299 and $47, benefits and payroll taxes of $187 and $149. Non-cash share-based compensation of $193 and $245 related primarily to granted stock options is included in salaries and wages. While headcount is relatively consistent, the increase in salaries is attributable to a workforce shift to higher salaried professional administrative and management workforce.

Selling, general and administrative expense for the three months ended December 31, 2010 and 2009 of approximately $806 and $950 include approximately $260 and $377 of accounting, investor relations and professional fees, $37 of bad debt expense for both period, $67 and $77 of office related expense, $62 and $87 of telecommunications and data related expenses, $61 and $37 of travel related expenses, $69 and $51 of expenses related to business insurance, depreciation and amortization of $122 and $163, and $128 and $121 of other administrative services.  The reduction in these costs reflects a concerted effort to streamline operations and control costs while increasing the efficiency and scalability of Beacon’s office infrastructure.  These costs were offset by intercompany services of $727 and $55 charged to the European business for administrative functions provided and are eliminated upon consolidation.

European Operations

	For the three months ended December 31,
	2010		2009
	Europe		Europe		Change

Net Sales	$1,264	100%	$612	100%	$652
Cost of materials sold	-	0%	-	0%	-
Cost of services	1,044	83%	335	55%	709
Gross profit	220	17%	277	45%	(57)
Operating expense				0%
Salaries and benefits	115	9%	-		115
Selling, general and administrative	82	6%	67	11%	15
Intecompany services	727	58%	55	9%	672
Loss from operations	(704)	NM	155	25%	(859)
Other expense	(101)		-	NM	(101)
Net loss before taxes	(805)		155		(960)

Income tax benefit (expense)	53		(39)		92

Net (loss) income from continuing operations	(752)		116		(868)
Net income from discontinued operations including gain on deconsolidation of $7,892 in the three months ended December 31, 2010	7,892		161
Net income	$7,140		$277		$(868)

Net sales from European operations the three months ended December 31, 2010 and 2009 was $1,264 and $612 and show the growth in this segment as we solidify our foothold in Europe and further expand operations abroad.  Now that we have a full fiscal year of activity in Europe with a proven services solution, we have been able to leverage the experience to increase business from our largest customer.

Cost of services for the three months ended December 31, 2010 and 2009 amounted to approximately $1,044 and $335 and consisted primarily of subcontractor costs.  The significant increase in subcontractor costs during the quarter was primarily due to work being completed in European countries with higher cost structures.  In addition,the nature/type of service delivered changed to a more subcontractor intensive model.

Gross profit as a percentage of sales decreased significantly during the three months ended December 31, 2010 compared to 2009 due to the majority of work being completed in European countries with higher cost structures. In addition, the nature/type of service delivered changed to a more subcontractor intensive model.

Salaries and benefits of approximately $115 for the three months ended December 31, 2010 and 2009 consisted of salaries and related benefits.  For the comparative three months ended December 31, 2009 we had not yet hired employees in the European segment.

Selling, general and administrative expense for the three months ended December 31, 2010 and 2009 was approximately $82 and $67.  Additionally, intercompany services of $727 and $55 were charged to the European business for administrative functions provided by the North American corporate office and were eliminated upon consolidation.

Liquidity and Capital Resources

We generated net income of $6,257, which includes a gain on the deconsolidation of discontinued operations of $7,892 (see Note 4), non-cash expenses for share based compensation of $276, non-cash depreciation and amortization expense of $132, and other non-cash charges of $107.  Cash used for continuing operations amounted to $556 for the three months ended December 31, 2010.  Our accumulated deficit amounted to $33,473, while we had cash of $108 and a working capital deficit of $671.

On August 17, 2010 we entered into a long term line of credit facility with one of our directors for $4,000, the facility has an annual interest rate of 7.73% on any outstanding balance and a facility fee of the greater of $40 or 1% of the unused balance.  Additionally, 15,000 warrants, with a five year term at $1.00 per share, per month will be paid for each month the facility is outstanding.  As of December 31, 2010, we have issued 75,000 warrants.  Using the Black Scholes pricing model, we have determined the warrants have a fair value of $30 which has been recorded as other expense for the three months ended December 31, 2010.  As of December 31, 2010, we do not have an outstanding balance under this facility.

On November 23, 2010, we initiated a private placement (the “Placement”) of up to $3,000 of 12 month Senior Secured Notes (“Notes”) with warrants to purchase 150 shares of Beacon’s common stock at $0.40 per share for every $1 in principal invested.  The Notes bear interest at 9% APR.  The Placement will be made on a "best efforts" basis with a Minimum of $600 and a Maximum of $3,000.  Net proceeds have been used to repay and replace an existing Senior Secured Bank Note totaling approximately $300 and will also be used for additional working capital.  The Placement will expire on the sooner of (a) March 15, 2011 if the Minimum has not been met or (b) the date that the Maximum has been raised.  As of December 31, 2010 we have received net proceeds of $1,377 (gross proceeds of $1,551, less offering costs of $174).

Based on the recent progress we made in the execution of our business plan, we believe that our currently available cash, availability of aforementioned credit line and cash received from the issuance of notes payable, and funds we expect to generate from operations will enable us to operate our business and repay our debt obligations as they become due through January 1, 2012. However, we may require additional capital in order to execute our business plan. If we are unable to raise additional capital, or encounter unforeseen circumstances that place constraints on our capital resources, we will be required to take various measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing our business development activities, suspending the pursuit of our business plan, and controlling overhead expenses. We cannot provide any assurance that we will raise additional capital. We have not secured any commitments for new financing at this time, nor can we provide any assurance that new financing will be available to us on acceptable terms, if at all.

 Off-Balance Sheet Arrangements

We have four operating lease commitments for real estate used for office space and production facilities.

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2010:

Contractual Obligations	Total	2011	2012	2013	2014	2015	Thereafter

Long-term debt obligations	$2,048	$1,912	$136	$-	$-	$-	$-
Interest obligations (1)	167	162	5	-	-	-
Operating lease obligations (2)	643	195	116	116	89	80	47

	$2,858	$2,269	$257	$116	$89	$80	$47

(1)	Interest obligations assume Prime Rate of 3.25% at December 31, 2010. Interest rate obligations are presented through the maturity dates of each component of long-term debt.

(2)
Operating lease obligations represent payment obligations under non-cancelable lease agreements classified as operating leases and disclosed pursuant to ASC 840 “Accounting for Leases,” as may be modified or supplemented. These amounts are not recorded as liabilities as of the current balance sheet date.

Dividends on Series A and A-1 Preferred Stock are payable quarterly at an annual rate of 10% and Series B Preferred Stock are payable quarterly at an annual rate of 6% in cash or the issuance of additional shares of Series A, A-1 and B Preferred Stock, at our option. If we were to fund dividends accruing during the year ending September 30, 2011 in cash, the total obligation would be $172 based on the number of shares of Series A, A-1 and B Preferred Stock outstanding as of December 31, 2010.

We currently anticipate the cash requirements for capital expenditures, operating lease commitments and working capital will likely be funded with our existing fund sources and cash provided from operating activities. In the aggregate, total capital expenditures are not expected to be significant for the year ended September 30, 2011 and could be curtailed should we experience a shortfall in expected financing.

Customer Concentration

For the three months ended December 31, 2010 our largest customer accounted for approximately 61% of total sales. Although we expect to have a high degree of customer concentration, our customer engagements are typically covered by multi-year contracts or master service agreements under which we have been operating for a number of years. In addition, current economic conditions could harm the liquidity of and/or financial position of our customers or suppliers, which could in turn cause such parties to fail to meet their contractual or other obligations to us.

Employees

Beacon currently employs approximately 110 people in the Columbus, OH, Louisville, KY, Raritan, NJ, Cincinnati, OH and Prague, Czech Republic.

Facilities

Beacon’s executive offices are located at 9300 Shelbyville Road, Suite 1000, Louisville, KY 40222 in 2,142 square feet of office space leased on a month to month basis. Additionally, we have offices in Louisville, KY consisting of 8,150 square feet of office space leased through February 28, 2011, Cincinnati, OH consisting of 5,341 square feet of office space leased through May 31, 2016, Columbus, OH consisting of 7,018 square feet leased through December 31, 2014, and Prague, Czech Republic consisting of approximately 2,100 square feet leased through June 30, 2011. We believe our facilities are adequate for the continuing operations of our existing business.

Certain Relationships and Related Party Transactions

The Company has obtained insurance through an agency owned by one of its founding stockholders/directors.  Insurance expense of $31 and $45 was paid to the agency for each of the three months ended December 31, 2010 and 2009, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated and communicated to our executive officers to allow timely decisions regarding required disclosure. As of December 31, 2010, our Chief Executive Officer, who acts in the capacity of principal executive officer and our Chief Financial Officer who acts in the capacity of principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2010, based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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

As of September 30, 2010, management of our Company had reported at previous dates of assessment that we identified various deficiencies in our accounting processes and procedures that constitute material weaknesses in internal control over financial reporting and disclosure controls.  During the year ended September 30, 2010, we took certain steps in an effort to correct these material weaknesses, including hiring a Chief Financial Officer and Corporate Controller, both whom have significant experience with publicly held companies.  The addition of the Corporate Controller has allowed us to implement more complete segregation of duties while also dedicating a resource solely to financial and SEC reporting.

Although we believe that these steps have enabled us to improve our internal controls, additional time is still required to fully document our systems, implement control procedures and test their operating effectiveness before we can definitively conclude that we have remediated our deficiencies.

We believe that our internal control risks are sufficiently mitigated by the fact that our Chief Executive Officer and Chief Financial Officer review and approve substantially all of our major transactions and we have, when needed, hired outside experts to assist us with implementing complex accounting principles. Additionally, we believe the addition of the aforementioned Chief Financial Officer and Corporate Controller will enable us to continue implementing the proper controls and making the necessary changes until these material weaknesses are remediated.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our last fiscal quarter that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to various legal proceedings in the normal course of business, none of which is required to be disclosed under this Item 1.

ITEM 4. Removed and Reserved.

ITEM 5. Other Information

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

Date: February 14, 2011	Beacon Enterprise Solutions Group, Inc.

	By:	/s/ Bruce Widener
Bruce Widener
Chief Executive Officer and Chairman of the
Board of Directors

and

Date: February 14, 2011	By:	/s/ Michael Grendi
Michael Grendi
Principal Financial Officer