Form 10-Q
period 2011-03-31
BEACON ENTERPRISE SOLUTIONS GROUP INC
filed 2011-05-16
CIK 1122063

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to __________________

Commission File No. 000-31355

BEACON ENTERPRISE SOLUTIONS GROUP, INC.
(Name of registrant in its charter)

Nevada	81-0438093
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9300 Shelbyville Road, Suite 1020, Louisville, KY 40222
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

As of May 12, 2011, Beacon Enterprise Solutions Group, Inc. had a total of 37,376,396 shares of common stock issued and outstanding.

Beacon Enterprise Solutions Group, Inc.
FORM 10-Q
 For the fiscal three months ended March 31, 2011

 INDEX

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 4. Controls and Procedures	21

PART II: OTHER INFORMATION

Item 1. Legal Proceedings	23

Item 4. Removed and Reserved	23

Item 5. Other information	23

Item 6. Exhibits	23

Signatures	24

EX-3.1

EX-3.2

EX-31.1

EX-31.2

EX-32.1

EX-32.2

Beacon Enterprise Solutions Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(all amounts in 000's except share data)

	March 31,	September 30,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$646	$246
Accounts receivable, net	3,745	4,535
Inventory, net	512	557
Prepaid expenses and other current assets	958	357
Current assets of discontinued operations	-	133
Total current assets	5,861	5,828
Property and equipment, net	389	420
Goodwill	2,792	2,792
Other intangible assets, net	2,882	3,011
Other assets	28	20
Total assets	$11,952	$12,071
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Bridge note - related party	$100	$100
Current portion of long-term debt	239	379
Senior Secured Notes Payable, net of unamortized deferred debt discount of $143	2,857	-
Accounts payable	2,401	2,971
Accrued expenses and other current liabilities	2,145	880
Current liabilities of discontinued operations	-	8,558
Total current liabilities	7,742	12,888
Non-current Line of Credit - related party	-	630
Long-term debt, less current portion	94	403
Deferred tax liability	182	153
Total liabilities	8,018	14,074
Stockholders' equity (deficiency)
Preferred Stock: $0.01 par value, 5,000,000 shares authorized, 1,216 and 1,041 shares outstanding in the following classes:
Series A convertible preferred stock, $1,000 stated value, 4,500 shares authorized, 30 shares issued and outstanding at March 31, 2011 and September 30, 2010, respectively, (liquidation preference $95).	30	30
Series A-1 convertible preferred stock, $1,000 stated value, 1,000 shares authorized, 311 shares issued and outstanding at March 31, 2011 and September 30, 2010, respectively, (liquidation preference $452).	311	311
Series B convertible preferred stock, $1,000 stated value, 4,000 shares authorized, 700 shares issued and outstanding at March 31, 2011 and September 30, 2010, respectively, (liquidation preference $994).	700	700
Series C-1 convertible preferred stock, $1,500 stated value, 400 shares authorized, 175 issued and outstanding at March 31, 2011 (liquidation preference $341)	263	-
Common stock, $0.001 par value 70,000,000 shares authorized 37,376,396 shares issued and outstanding at March 31, 2011 and September 30, 2010, respectively.	37	37
Additional paid in capital	37,881	37,137
Accumulated deficit	(35,326)	(39,711)
Accumulated other comprehensive income (loss)	38	(507)
Total stockholders' equity (deficiency)	3,934	(2,003)
Total liabilities and stockholders' equity	$11,952	$12,071

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beacon Enterprise Solutions Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(all amounts in 000's except share and per share data)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	March 31	March 31	March 31	March 31
	2011	2010	2011	2010
Net sales	$5,003	$3,269	$8,977	$6,142
Cost of materials sold	350	374	626	857
Cost of services	3,253	1,360	5,776	2,636
Gross profit	1,400	1,535	2,575	2,649
Operating expenses
Salaries and benefits	1,863	1,738	3,538	2,779
Selling, general and administrative	980	1,682	1,868	2,699
Total operating expense	2,843	3,420	5,406	5,478
Loss from operations	(1,443)	(1,885)	(2,831)	(2,829)
Other expenses
Other expenses	(265)	(65)	(550)	(250)
Change in fair value of warrants	-	(4,349)	-	(4,373)
Total other expenses	(265)	(4,414)	(550)	(4,623)
Net loss before income taxes	(1,708)	(6,299)	(3,381)	(7,452)
Income tax benefit (expense)	(126)	127	(88)	88
Loss from continuing operations	(1,834)	(6,172)	(3,469)	(7,364)
Net income of discontinued operations	-	283	7,892	444
Net income (loss)	(1,834)	(5,889)	4,423	(6,920)
Series A, A-1 and B Preferred Stock:
Contractual dividends	(19)	(79)	(38)	(127)
Deemed dividends related to beneficial conversion feature	-	(44)	-	(69)
Net income (loss) available to common stockholders	$(1,853)	$(6,012)	$4,385	$(7,116)
Net income (loss) per share to common stockholders - basic and diluted
Net loss per share from continuing operations	(0.05)	(0.20)	(0.09)	(0.26)
Net income per share from discontinued operations	-	0.01	0.21	0.02
	$(0.05)	$(0.19)	$0.12	$(0.24)
Weighted average shares outstanding basic and diluted	37,376,396	30,258,763	37,376,396	28,184,868
Other comprehensive loss, net of tax
Net income (loss)	$(1,853)	$(6,012)	$4,385	$(7,116)
Foreign currency translations adjustment	(43)	101	545	86
Comprehensive income (loss)	$(1,896)	$(5,911)	$4,930	$(7,030)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beacon Enterprise Solutions Group, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders' Equity (Deficiency)
(Unaudited)
(all amounts in 000's except share data)

	Series A Convertible		Series A-1 Convertible		Series B Convertible		Series C-1 Convertible						Accumulated
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional		Other
		$1,000 Stated		$1,000 Stated		$1,000 Stated		$1,500 Stated		$0.001 Par	Paid-In	Accumulated	Comprehensive
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Income	Total

Balance at September 30, 2010	30	$30	311	$311	700	$700	-	$-	37,376,396	$37	$37,137	$(39,711)	$(507)	(2,003)

Vested portion of share based payments to employees for services											369			369
Warrants issued under consulting agreements											91			91
Amortization of market value of common stock vested for investor relations agreement											12			12
Amortization of non-employee stock options issued for performance of services											31			31
Warrants issued for credit facility											61			61
Discount on senior secured notes payable											180			180
Series C-1 Preferred Stock issued in private placement							175	263						263
Series A Preferred Stock contractual dividends												(2)		(2)
Series A-1 Preferred Stock contractual dividends												(16)		(16)
Series B Preferred Stock contractual dividends												(20)		(20)
Net income												4,423		4,423
Net change in accumulated other comprehensive income													545	545
Balance at December 31, 2010	30	$30	311	$311	700	$700	175	$263	37,376,396	$37	$37,881	$(35,326)	$38	$3,934

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beacon Enterprise Solutions Group, Inc. and Subsidiäres
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(all amounts in 000's)

	For the Six	For the Six
	Months Ended	Months Ended
	March 31,	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,423	$(6,920)
Net income from discontinued Operations (including gain on deconsolidation of $7,892 for the six months ended March 31, 2011)	(7,892)	$(444)
Net loss from continuing operations	(3,469)	(7,364)
Adjustments to reconcile net income (loss) to net cash used in continuing operating activities:
Change in reserve for obsolete inventory	30	23
Change in reserve for doubtful accounts	138	68
Depreciation and amortization	258	368
Non-cash interest	156	108
Share based payments	503	639
Amortization of deferred finance fees	84	-
Accretion of debt discount	37	-
Change in fair value of warrants with anti-dilution rights	-	4,373
Change in deferred tax liability	30	-
Changes in operating assets and liabilities:
Accounts receivable	739	926
Unbilled accounts receivable	-	(1,744)
Inventory	15	85
Prepaid expenses and other assets	(360)	(32)
Accounts payable	(608)	8
Accrued expenses	1,130	(939)
CASH USED IN CONTINUING OPERATING ACTIVITIES	(1,317)	(3,481)
CASH PROVIDED BY DISCONTINUED OPERATIONS	-	3,129
NET CASH USED IN OPERATING ACTIVITIES	(1,317)	(352)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(95)	(268)
Capital expenditures of discontinued operations	-	(183)
NET CASH USED IN INVESTING ACTIVITIES	(95)	(451)
CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES
Proceeds from sale of common stock, net of offering costs	-	2,398
Proceeds from warrant exercises, net of offering costs	-	2,091
Proceeds from issuance of notes	-	500
Proceeds from issuance of senior secured notes payable, net of offering costs	2,667	-
Proceeds from non-current line of credit - related party	310	-
Proceeds from sale of preferred stock	263	-
Payments on non-current line of credit - related party	(940)	-
Payments on short term debt	-	(550)
Repayment of convertible notes	-	(298)
Payments of notes payable	(448)	(261)
NET CASH PROVIDED BY CONTINUING FINANCING ACTIVITIES	1,852	3,880
Effect of exchange rate changes on cash and cash equivalents	(40)	89
NET INCREASE IN CASH AND CASH EQUIVALENTS	400	3,166
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	246	264
CASH AND CASH EQUIVALENTS - END OF PERIOD	$646	$3,430
Supplemental disclosures
Cash paid for:
Interest	$91	$85
Income taxes	$-	$-

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

Beacon provides international and regional telecommunications and technology systems infrastructure services, encompassing a comprehensive suite of consulting, design, installation, and infrastructure management offerings. Beacon’s portfolio of infrastructure services spans all professional and construction requirements for design, build and management of telecommunications, network and technology systems infrastructure. Professional services offered include consulting, engineering, program management, project management, construction services and infrastructure management services. Beacon offers these services under either a comprehensive contract option or unbundled to our global and regional clients.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the three and six months ended March 31, 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited consolidated financial statements. The unaudited Condensed Consolidated Balance Sheet as of March 31, 2011, Condensed Consolidated Statement of Operations for the three and six months ended March 31, 2011, and Condensed Consolidated Statements of Cash Flows and Stockholders’ Equity for the six months ended March 31, 2011 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which Beacon considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and six months ended March 31, 2011 are not necessarily indicative of results to be expected for the year ending September 30, 2011 or for any future interim period. The accompanying condensed consolidated financial statements should be read in conjunction with Beacon’s consolidated financial statements and notes thereto included in Beacon’s Annual Report on Form 10-K, which was filed with the SEC on December 16, 2010.

NOTE 2 —	LIQUIDITY AND FINANCIAL CONDITION

For the six months ended March 31, 2011, we generated net income of $4,423, which includes a gain on the deconsolidation of discontinued operations of $7,892 (see Note 4), non-cash expenses for share based compensation of $503, non-cash depreciation and amortization expense of $258, and other non-cash charges of $475.  Cash used in continuing operations amounted to $1,317 for the six months ended March 31, 2011.  Our accumulated deficit amounted to $35,326, while we had cash of $646 and a working capital deficit of $1,881.

On August 17, 2010 we entered into a long term line of credit facility with one of our directors for $4,000, the facility has an annual interest rate of 7.73% on any outstanding balance and a facility fee of the greater of $40 or 1% of the unused balance.  Additionally, 15,000 warrants, with a five year term exercisable at $1.00 per share, per month are being issued for each month the facility is outstanding.  As of March 31, 2011, we have issued 120,000 warrants.  Using the Black Scholes pricing model, we determined the fair value of the warrants and recorded as other expense of $30 and $61, respectively for the three and six months ended March 31, 2011.  As of March 31, 2011, we do not have an outstanding balance under this facility.  See Note 6.

On November 23, 2010, we initiated a private placement (the “Placement”) of up to $3,000 of 12 month Senior Secured Notes (“Notes”) with warrants to purchase 150 shares of Beacon’s common stock at $0.40 per share for every $1 in principal invested, and bear interest at 9% APR.  The Placement was made on a "best efforts" basis with a Minimum of $600 and a Maximum of $3,000.  Net proceeds have been used to repay and replace an existing Senior Secured Bank Note totaling approximately $300 and for general working capital purposes.  The Placement expired on March 30, 2011, the date the Maximum was raised, with net proceeds received of $2,667 (gross proceeds of $3,000 less offering costs of $333).

On March 25, 2011 Beacon offered in a private placement 350 units (the "Series C-1 Units"), to two existing shareholders, at a purchase price of $2 per Series C-1 Unit.  See Note 9 for more details.  As of March 31, 2011, we completed the sale of 175 Series C-1 Units for an aggregate purchase price of $263 and are obligated to issue 175,000 warrants.

Based on the recent progress we made in the execution of our business plan, we believe that our currently available cash, availability of aforementioned credit line and cash received from the issuance of notes payable, and funds we expect to generate from operations will enable us to operate our business and repay our debt obligations as they become due through April 1, 2012. However, we may require additional capital in order to execute our business plan. If we are unable to raise additional capital, or encounter unforeseen circumstances that place constraints on our capital resources, we will be required to take various measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing our business development activities, suspending the pursuit of our business plan, and controlling overhead expenses. We cannot provide any assurance that we will raise additional capital. We have not secured any commitments for new financing at this time, nor can we provide any assurance that new financing will be available to us on acceptable terms, if at all.

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

Accounts receivable

Accounts receivable of $4,771 and $5,401 as of March 31, 2011 and September 30, 2010, respectively include customer billings on invoices issued by us after the service is rendered or the sale earned. Credit is extended based on an evaluation of our customer’s financial condition and advance payment for services is generally required for many of our services.

We establish an allowance for doubtful accounts based on our best estimate of the amount of potential credit losses based on specific customer information and historical experience. Changes in economic conditions might result in changes to the estimated allowance.  Account balances deemed to be uncollectible are charged to the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote.  The allowance for doubtful accounts amounted to $1,026 and $866 as of March 31, 2011 and September 30, 2010, respectively.

Inventory

Inventory consists of parts and system components of $692 and $707 as of March 31, 2011 and September 30, 2010, respectively, and is stated at the lower of cost (first-in, first-out method) or market. In the case of slow moving items, we calculate a reserve for obsolescence to reflect a reduced marketability for the items. The actual percentage reserved will depend on the total quantity on hand, its sales history, and expected near term sales prospects. The reserve for obsolescence amounted to $180 and $150 as of March 31, 2011 and September 30, 2010, respectively.

Net Loss Per Share

Basic net loss per share is computed by dividing net income or loss per share available to common stockholders by the weighted average shares of common stock outstanding for the periods presented.  Diluted net income per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock.  Potentially dilutive securities, consisting of options and warrants, are excluded from the calculation of diluted per share data when they have an anti-dilutive effect or their per share exercise price is greater than the average market price of common stock during the periods presented.  The computation of net income (loss) available to common stockholders per share for the three and six months ended March 31, 2011 and 2010, respectively, excludes potentially dilutive securities because their inclusion would be anti-dilutive.

Shares of common stock issuable upon conversion or exercise of potentially dilutive securities at March 31, 2011 are as follows:

			Total
	Stock	Common	Common
	Options and	Stock	Stock
	Warrants	Equivalents	Equivalents

Series A Convertible Preferred Stock with Warrants	20,131	40,263	60,394
Series A-1 Convertible Preferred Stock with Warrants	207,260	414,518	621,778
Series B Convertible Preferred Stock with Warrants	350,000	875,000	1,225,000
Series C-1 Convertible Preferred Stock with Warrants	175,000	350,000	525,000
Common Stock Offering Warrants	2,807,322	-	2,807,322
Placement Agent Warrants	2,847,497	-	2,847,497
Affiliate Warrants	55,583	-	55,583
Bridge Financing	285,500	166,667	452,167
Convertible Notes Payable Warrants	50,000	-	50,000
Senior Secured Notes Payable Warrants	449,999	-	449,999
Compensatory Warrants	300,000	-	300,000
Bonding Warrants	33,120	-	33,120
Equity Financing Arrangements Warrants	836,662	-	836,662
Consulting Warrants	2,500,000		2,500,000
Employee Stock Options	3,952,414	-	3,952,414
Non-Employee Stock Options	250,000	-	250,000
	15,120,488	1,846,448	16,966,936

Recently Adopted Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board ("FASB") issued ASU No. 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary- a Scope Clarification to address implementation issues related to the changes in ownership provisions in the Consolidation-Overall Subtopic (Subtopic 810-10) of the FASB Accounting Standards Codification. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. See Note 4 for the impact on the condensed consolidated financial statements as of March 31, 2011.

In December 2010 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-28, “Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts by requiring an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This update will be effective for fiscal years beginning after December 15, 2010. The adoption of this is not anticipated to have a material impact on the Company’s consolidated financial position and results of operations.

Other accounting standards that have been issued or proposed by the FASB and SEC and/or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the condensed consolidated financial statements upon adoption.

NOTE 4 —          DISCONTINUED OPERATIONS

As previously disclosed in the Company’s Current Report on Form 10-Q filed on August 16, 2010, due to a contractual dispute with its one significant customer and the inability to reach a settlement, Datacenter Contractors AG’s (“DC”, formerly known as “Beacon Solutions AG”) Board has elected to discontinue DC’s operations.  As a result, the net sales and expenses associated with DC have been reclassified as discontinued operations for the three months and six months ended March 31, 2011 and 2010, respectively in the condensed consolidated financial statements.

On December 14, 2010, Beacon announced that, as a result of DC’s inability to reach a settlement of unpaid invoices by its largest debtor, the DC Board has filed the relevant statutory notices with the local judge in Switzerland in accordance with its fiduciary obligations under Swiss law.  As a result of this action, Beacon ceases to have a controlling financial interest in DC and therefore, in accordance with ASC 810-10-65, must deconsolidate the subsidiary from the condensed consolidated financial statements for the three and six months ended March 31, 2011.  The resultant deconsolidation generated a net income of $0 and $7,892, respectively for the three and six months ended March 31, 2011 which is mainly composed of the elimination of the net liabilities of the discontinued DC operations from Beacon’s operations.

We accounted for the filing under the guidance of ASU No. 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification” which requires an entity to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary.

NOTE 5 —	ACCRUED EXPENSES

Accrued expenses consist of the following:

	As of	As of
	March 31,	September 30,
	2011	2010

Compensation related	$1,141	$483
Service delivery	578	-
Dividends	191	153
Interest	38	50
Other	197	194
	$2,145	$880

NOTE 6 —	NOTES PAYABLE AND LINE OF CREDIT – RELATED PARTY

Notes Payable

On November 23, 2010, we initiated a private placement (the “Placement”) of up to $3,000 of 12 month Senior Secured Notes (“Notes”) with warrants to purchase 150 shares of Beacon’s common stock at $0.40 per share for every $1 in principal invested and bear interest at 9% APR due on various dates through March 30, 2012.  The Placement was made on a "best efforts" basis with a Minimum of $600 and a Maximum of $3,000.  Net proceeds have been used to repay and replace an existing Senior Secured Bank Note totaling approximately $300 and will also be used for additional working capital.  The Placement expired on March 30, 2011, when the Maximum was attained.  The notes are secured by all business assets of the Company, as defined.  As of March 31, 2011 we have issued $3,000 of notes, 449,999 warrants and have recorded interest expense of $53.  We incurred financing fees of $333 which have been recognized as deferred finance fees as part of prepaid expenses and are be amortized ratably over the life of the debt.

Using the Black-Scholes model we have determined the fair value of the issued warrants to be $205 and allocated the debt proceeds in accordance with the relative fair value method.  The notes payable have been recorded on the Condensed Consolidated Balance Sheet as of March 31, 2011 at $2,857 which is net of the discount representing the allocation of the $180 relative fair value to the warrants. We recorded interest of $37 in the condensed consolidated statements of operations as accretion of the note discount as of March 31, 2011.

Long Term Line of Credit – Related Party

On August 17, 2010 we entered into a long term line of credit facility with one of our directors for $4,000, the facility has an annual interest rate of 7.73% on any outstanding balance and a facility fee of the greater of $40 or 1% of the unused balance.  Additionally, 15,000 warrants, with a five year term at $1.00 per share, per month will be paid for each month the facility is outstanding.  As of March 31, 2011, we have issued 120,000 warrants.  Using the Black Scholes pricing model, we determined the fair value of the warrants and recorded as other expense of $30 and $61, respectively for the three and six months ended March 31, 2011.  As of March 31, 2011, we do not have an outstanding balance under this facility.

NOTE 7 —          RELATED PARTY TRANSACTIONS

The Company has obtained insurance through an agency owned by one of its founding stockholders/directors. Insurance expense of $52 and $33 was paid to the agency for each of the three months ended March 31, 2011 and 2010, respectively. Insurance expense of $83 and $78 was paid to the agency for each of the six months ended March 31, 2011 and 2010, respectively.

NOTE 8 —          COMMITMENTS AND CONTINGENCIES

Litigation

On September 7, 2010, Beacon was named a party in a lawsuit filed in Jefferson Circuit Court in the State of Kentucky, seeking $270 plus other costs, attorney’s fees and damages, regarding the Company's alleged conduct during the course of the purchase of the assets and assumption of certain liabilities of Strategic Communications, LLC.  Although the outcome of this matter cannot be predicted at this time, Beacon believes this lawsuit is without merit.  As of March 31, 2011, no provision has been made in the condensed consolidated financial statements related to this action, as the Company believes that the ultimate disposition of this matter will not have a material adverse effect on the Company’s financial position or results of operations.

Operating Leases

The Company has entered into operating leases for office facilities in Louisville, KY, Columbus, OH, Cincinnati, OH, and Prague, Czech Republic.  Rent expense for the three months ended March 31, 2011 and 2010, respectively amounted to $87 and $75.  For the six months ended March 31, 2011 and 2010, rent expense was $137 and $123, respectively.  A summary of the minimum lease payments due on these operating leases, exclusive of the Company’s share of operating expenses and other costs, is as follows:

2011	$131
2012	244
2013	236
2014	228
2015	184
Thereafter	82

$1,105

Engagement of Investor Relations Firm

On December 17, 2009, we engaged an investor relations firm for a twenty four month period, providing for compensation payable in 50,000 shares of fully vested non-forfeitable common stock with an aggregate fair value of $45.  For the three months ended March 31, 2011 and 2010, we recorded approximately $6 and $0, respectively, of investor relations expense related to this agreement.  For the six months ended March 31, 2011 and 2010, we recorded approximately $12 and $4, respectively, of investor relations expense related to this agreement.

Engagement for Advisory Services

On January 1, 2009, we entered into a three year advisory agreement with a stockholder, whereby the party will provide corporate finance and business strategy advisory services pertaining to Beacon’s business affairs in the areas of business combinations, financing, etc. This agreement was subsequently extended to a total of 5 years in April 2010.  We recorded $9 and $75 of professional fees expense under this agreement for the three months ended March 31, 2011 and 2010, respectively.  We recorded $19 and $150 of professional fees expense under this agreement for the six months ended March 31, 2011 and 2010, respectively.

Consulting Agreement

On December 1, 2009, we entered into two 36 month consulting agreements, which were subsequently extended to 60 months in April 2010, issuing an aggregate of 2,500,000 consulting warrants. The warrants, issued on December 1, 2009 were fully vested upon issuance and have a fair value of $915, determined using the Black Scholes model. We are recognizing investor relations expense ratably over a 60 month term. For the three months ended March 31, 2011 and 2010, we recorded approximately $46 and $76, respectively of investor relation expense related to these agreements.  For the six months ended March 31, 2011 and 2010, we recorded approximately $91 and $102, respectively of investor relation expense related to these agreements.

NOTE 9 —          STOCKHOLDERS’ EQUITY

Preferred Stock

On March 25, 2011 Beacon offered in a private placement 350 units (the "Series C-1 Units"), to two existing shareholders, at a purchase price of $2 per Series C-1 Unit.  A Series C-1 Unit comprised of (i) one (1) share of $2 Stated Value Series C-1 Convertible Preferred Stock (with each share having 130% nonparticipating liquidation preference, bearing dividends at a rate of 6% per annum payable quarterly in cash or additional Preferred Stock at the holder’s option and convertible at the holder’s discretion into 2,000 shares of the Company’s Common Stock, at a conversion price of $0.75, and (ii) a five (5) year warrant to purchase 1,000 shares of its Common Stock (each, an "Investor Warrant") at a purchase price of $0.75 per share (collectively the "Series C-1 Offering").  As of March 31, 2011, we completed the sale of 175 Series C-1 Units for an aggregate purchase price of $263 and are obligated to issue 175,000 warrants.

Each share of Series A, Series A-1, Series B and Series C-1 preferred stock has voting rights equal to the equivalent number of common shares into which it is convertible. The holders of the Series A and Series A-1 are entitled to receive contractual cumulative dividends in preference to any dividend on the common stock at the rate of 10% per annum on the initial investment amount commencing on the date of issue. The holders of the Series B are entitled to receive contractual cumulative dividends in preference to any dividend on the common stock (but subject to the rights of the Series A and Series A-1) at the rate of 6% per annum on the initial investment amount commencing on the date of issue. The holders of the Series C-1 are entitled to receive contractual cumulative dividends in preference to any dividend on the common stock (but subject to the rights of the Series A, Series A-1, and Series B) at the rate of 6% per annum on the initial investment amount commencing on the date of issue.  Such dividends are payable on January 1, April 1, July 1 and October 1 of each year. Dividends accrued but unpaid as of March 31, 2011, are $46 for Series A, $50 for Series A-1 and $95 for Series B, respectively.  Due to the date of issuance of Series C-1, no dividends were earned or accrued as of March 31, 2011.

The Company applies the classification and measurement principles enumerated in ASC 815 with respect to accounting for its issuances of the Series A, A-1, B, and C-1 preferred stock. The Company is required, under Nevada law, to obtain the approval of its Board of Directors in order to effectuate a merger, consolidation or similar event resulting in a more than 50% change in control or a sale of all or substantially all of its assets.

We evaluate convertible preferred stock at each reporting date for appropriate balance sheet classification.

Preferred Stock Dividends

 We follow the guidelines of ASC 505 Equity - Dividends and Stock Splits when accounting for pay-in-kind (“PIK”) dividends that are settled in convertible securities with beneficial conversion features. Therefore, we recorded $0 and $44 of deemed dividends for the three months ended March 31, 2011 and 2010, respectively, related to the conversion feature based on the difference between the effective conversion price of the conversion option and the fair value of the common stock on the PIK election dates.  We recorded $0 and $69 of deemed dividends for the six months ended March 31, 2011 and 2010, respectively, related to the conversion feature based on the difference between the effective conversion price of the conversion option and the fair value of the common stock on the PIK election dates.

Issuance of non-employee compensatory options

During the fiscal year ended September 30, 2010, in consideration for services, we granted options to purchase 250,000 shares of Common Stock vesting ratably over a 36 month period.  We calculated the fair value of the options using the Black-Scholes option pricing model resulting in a fair value determination of $188, to be recognized over a 36 month period. For the three and six months ended March 31, 2011 we recognized share based compensation of $15 and $31, respectively related to these options.

Stock Options and Other Equity Compensation Plans

During the three months ended December 31, 2010, our Board of Directors authorized the grant of employee stock options to purchase an aggregate of 725,115 shares of common stock. The options have ten year terms with variable vesting periods between 3 and 5 years. We calculated the $447 fair value of the options using the Black-Scholes option pricing model with the assumptions shown below.

During the three months ended March 31, 2011, our Board of Directors authorized the grant of employee stock options to purchase an aggregate of 18,333 shares of common stock.  The options have ten year terms and vest over 3 years.  We calculated the $9 fair value of the options using the Black-Scholes option pricing model with the following assumptions:

	For the Three	For the Six
	Months Ended	Months Ended
	March 31,	March 31,
	2011	2011
Stock Price	$0.51	$0.51 - $0.63
Expected Life	6.5	5.5 - 7.5
Volatility	171%	171% - 178%
Risk-free interest rate	2.30%	1.17% - 2.30%
Dividend Yield	0%	0%
Fair value of options	$0.49	$0.49 - $0.62

We recognized non-cash share-based employee compensation expenses as follows:
	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010
Non-Cash Share-Based Compensation Expense
Restricted Stock	$-	$10	$-	$55
Stock Options	190	231	369	431
Total Stock Compensation Expense	$190	$241	$369	$486

A summary of the status of our stock option plan and the changes during the three and six months ended March 31, 2011, is presented in the table below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic
	Of Options	Exercise Price	Life	Value
Options Outstanding at October 1, 2010	3,718,533	$1.47
Granted	743,448	0.92
Forfeited	(259,567)	(0.80)
Options Outstanding at March 31, 2011	4,202,414	$1.59	8.76	$-
Options Exercisable, March 31, 2011	1,226,796	$1.19	8.36	$-

As of March 31, 2011, there was $1,999 in unamortized share-based compensation cost. This cost is expected to be recognized over the remaining weighted average vesting period of approximately 2 years.

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

The Company is organized primarily on the basis of operating units which are segregated by geography in the U.S. and Europe.  For the three months ended March 31, 2011 our segment results, net of Discontinued Operations (see Note 4 for more details) are as follows:

	North America	Europe	Total
Net sales	$2,468	$2,535	$5,003
(Loss) income from operations	(1,805)	362	(1,443)
Other (expense) income	(355)	90	(265)
Depreciation and amortization	(116)	(10)	(126)
Net (loss) income from continuing operations	(2,176)	342	(1,834)
Assets	9,573	2,379	11,952
Capital expenditures	60	-	60
Goodwill	2,792	-	2,792
Intangible Assets	2,882	-	2,882

For the six months ended March 31, 2011 our segment results, net of Discontinued Operations are as follows:

	North America	Europe	Total
Net sales	$5,177	$3,800	$8,977
Loss from operations	(2,489)	(342)	(2,831)
Other expense	(539)	(11)	(550)
Depreciation and amortization	(238)	(20)	(258)
Net loss from continuing operations	(3,059)	(410)	(3,469)
Net income from discontinued operations	-	7,892	7,892
Capital Expenditures	95	-	95

For the six months ended March 31, 2011, one customer accounted for approximately 54% and 96% of our North American and European sales, respectively.

NOTE 11 —	SUBSEQUENT EVENTS

As of April 5, 2011, we completed the sale of 175 Series C-1 Units for an aggregate purchase price of $263 and are obligated to issue 175,000 warrants.  This transaction completed the private placement.

On May 11, 2011 Beacon offered in a private placement 100 units (the "Series C-2 Units"), at a purchase price of $2 per Series C-2 Unit.  A Series C-2 Unit comprised of (i) one (1) share of $2 Stated Value Series C-2 Convertible Preferred Stock (with each share having 125% nonparticipating liquidation preference, bearing dividends at a rate of 6% per annum payable quarterly in cash or additional Preferred Stock at the company’s option and convertible at the holder’s discretion into 2,000 shares of the Company’s Common Stock, at a conversion price of $0.75, and (ii) a five (5) year warrant to purchase 1,000 shares of its Common Stock (each, an "Investor Warrant") at a purchase price of $0.75 per share (collectively the "Series C-2 Offering").  As of May 11, 2011, we completed the sale of 100 Series C-2 Units for an aggregate purchase price of $150 and are obligated to issue 100,000 warrants.

Management has evaluated all subsequent events or transactions occurring through the date the financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Beacon Enterprise Solutions Group, Inc. and subsidiaries (collectively the “Company”) is a provider of international and regional telecommunications and technology systems infrastructure services, encompassing a comprehensive suite of consulting, design, installation, and infrastructure management offerings. Beacon’s portfolio of infrastructure services spans all professional and construction requirements for design, build and management of telecommunications, network and technology systems infrastructure. Professional services offered include consulting, engineering, program management, project management, construction services and infrastructure management services. Beacon offers these services under a comprehensive contract vehicle or unbundled to some global and regional clients. Beacon also offers special services in support of qualified projects in the smart buildings/campuses/cities and data center verticals. Finally, Beacon provides managed information technology and telecommunications services in selected local markets. In this report, the terms “Company,” “Beacon,” “we,” “us” or “our” mean Beacon Enterprise Solutions Group, Inc. and all subsidiaries included in our consolidated financial statements.

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

Results of Operations

For the three and six months ended March 31, 2011 and 2010

In order to best discuss and compare operations for the three and six month periods ended March 31, 2011 and 2010 our North American and European operations will be presented and discussed separately.

North American Operations

	For the three months ended March 31,					For the six months ended March 31,
	2011		2010			2011		2010
	North America		North America		change	North America		North America		change

Net Sales	$2,468	100%	$2,334	100%	$134	$5,177	100%	$4,595	100%	$582
Cost of materials sold	335	14%	246	11%	89	611	12%	729	16%	(118)
Cost of services	1,663	67%	992	43%	671	3,141	61%	1,934	42%	1,207
Gross profit	470	19%	1,096	47%	(626)	1,425	28%	1,932	42%	(507)
Operating expense
Salaries and benefits	1,752	71%	1,198	51%	554	3,312	64%	2,239	49%	1,073
Selling, general and administrative	751	30%	1,307	56%	(556)	1,555	30%	2,258	49%	(703)
Intercompany services	(228)	-9%	(334)	-14%	106	(953)	-18%	(558)	-12%	(395)
Loss from operations	(1,805)	NM	(1,075)	NM	(730)	(2,489)	NM	(2,007)	NM	(482)
Other expense	(355)		(7)		(348)	(539)		(192)		(347)
Change in Fair Value of Warrants	-		(4,349)		4,349	-		(4,373)		4,373
Net loss before income taxes	(2,160)		(5,431)		3,271	(3,028)		(6,572)		3,544
Income tax expense	(16)		(29)		13	(31)		(29)		(2)
Net loss from continuing operations	(2,176)		(5,460)		3,284	(3,059)		(6,601)		3,542
Net income from discontinued operations	-		-		-	-		-		-
Net loss	$(2,176)		$(5,460)		$3,284	$(3,059)		$(6,601)		$3,542

Net sales from our North American operations for the three months ended March 31, 2011 and 2010 was $2,468 and $2,334. Net sales from our North American operations for the six months ended March 31, 2011 and 2010 was $5,177 and $4,595.  The increase in net sales in both periods was due to focused market development and customer penetration leading to additional work from existing and new customers.

	For the three months ended March 31			For the six months ended March 31
	2011	2010		2011	2010
	North America	North America	Change	North America	North America	Change
Cost of services
Direct labor	375	544	(169)	829	1,113	(284)
Subcontractor	1,110	351	759	2,024	582	1,442
Project expenses	178	97	81	288	239	49
Total cost of services	1,663	992	671	3,141	1,934	1,207

Cost of services sold increased for the three and six months ended March 31, 2011 compared to the same period in 2010 as a result of a shift in our business model whereby we utilize subcontractors to perform a larger portion of our service delivery as opposed to internal resources.  This change in business model was also the source of the reduction in direct labor expenses in 2011 compared to the same period in 2010.  In addition, sales in all periods in 2011 reflect a sales mix weighted toward our infrastructure management services business versus design and engineering services.  This resulting product mix for the period contributed to an increase in subcontractor expenses in 2011 compared to the same periods in 2010.

Salaries and benefits of approximately $1,752 and $1,198 for the three months ended March 31, 2011 and 2010 consisted of salaries and wages of approximately $919 and $635, commissions and bonuses of $319 and $14, benefits and payroll taxes of $311 and $305. Non-cash share-based compensation of $203 and $244 related primarily to granted stock options is included in salaries and wages. Salaries and benefits of approximately $3,312 and $2,239 for the six months ended March 31, 2011 and 2010 consisted of salaries and wages of approximately $1,800 and $1,234, commissions and bonuses of $618 and $61, benefits and payroll taxes of $498 and $455. Non-cash share-based compensation of $396 and $489 related primarily to granted stock options is included in salaries and wages. While headcount is relatively consistent, the increase in salaries is attributable to a workforce shift to higher salaried professional administrative and management workforce.

Selling, general and administrative expense for the three months ended March 31, 2011 and 2010 of approximately $751 and $1,307 include approximately $167 and $462 of accounting, investor relations and professional fees, $35 and $30 of bad debt expense, $80 and $86 of office related expense, $70 and $86 of telecommunications and data related expenses, $94 and $179 of travel related expenses, $60 and $33 of expenses related to business insurance, depreciation and amortization of $116 and $170, and $129 and $261 of other administrative services.  These costs were offset by intercompany services of $228 and $334 charged to the European business for administrative functions provided and are eliminated upon consolidation.  Selling, general and administrative expense for the six months ended March 31, 2011 and 2010 of approximately $1,555 and $2,258 include approximately $427 and $839 of accounting, investor relations and professional fees, $72 and $67 of bad debt expense, $147 and $163 of office related expense, $132 and $173 of telecommunications and data related expenses, $155 and $216 of travel related expenses, $129 and $78 of expenses related to business insurance, depreciation and amortization of $238 and $333, and $255 and $389 of other administrative services.  These costs were offset by intercompany services of $953 and $558 charged to the European business for administrative functions provided and are eliminated upon consolidation.  The reduction selling, general and administrative costs reflects an ongoing, concerted effort to streamline operations and control costs while increasing the efficiency and scalability of Beacon’s office infrastructure.

European Operations

	For the three months ended March 31,					For the six months ended March 31,
	2011		2010			2011		2010
	Europe		Europe		change	Europe		Europe		change

Net Sales	$2,535	100%	$935	100%	$1,600	$3,800	100%	$1,547	100%	$2,253
Cost of materials sold	15	1%	128	14%	(113)	15	0%	128	8%	(113)
Cost of services	1,590	63%	368	39%	1,222	2,635	69%	702	45%	1,933
Gross profit	930	37%	439	47%	491	1,150	30%	717	46%	433
Operating expense
Salaries and benefits	111	4%	540	58%	(429)	226	6%	540	35%	(314)
Selling, general and administrative	229	9%	375	40%	(146)	313	8%	441	29%	(128)
Intercompany services	228	9%	334	36%	(106)	953	25%	558	36%	395
Income (loss) from operations	362	NM	(810)	NM	1,172	(342)	NM	(822)	NM	480
Other income (expense)	90		(58)		148	(11)		(58)		47
Change in Fair Value of Warrants	-		-		-	-		-		-
Net income (loss) before income taxes	452		(868)		1,320	(353)		(880)		527
Income tax (expense) benefit	(110)		156		(266)	(57)		117		(174)
Net income (loss) from continuing operations	342		(712)		1,054	(410)		(763)		353
Net income from discontinued operations	-		283		(283)	7,892		444		7,448
Net loss	$342		$(429)		$771	$7,482		$(319)		$7,801

Net sales from European operations for the three months ended March 31, 2011 and 2010 was $2,535 and $935. Net sales from European operations for the six months ended March 31, 2011 and 2010 was $3,800 and $1,547 and show the growth in this segment as we solidify our foothold in Europe and further expand operations abroad.  Now that we have a full fiscal year of activity in Europe with a proven services solution, we have been able to leverage the experience to increase business from our largest customer.

	For the three months ended March 31			For the six months ended March 31
	2011	2010		2011	2010
	Europe	Europe	Change	Europe	Europe	Change
Cost of services
Subcontractor	1,480	-	1,480	2,457	-	2,457
Project expenses	110	368	(258)	178	702	(524)
Total cost of services	1,590	368	1,222	2,635	702	1,933

The increase in cost of services sold primarily reflects the increased net sales in Europe in 2011.  In addition, the increase illustrates the maturing business in Europe and installation of our subcontractor business model.  The shift in the type of sales being delivered in 2011 is primarily responsible for the increase in subcontractor cost incurred in 2011 in comparison with the same periods in 2010.

Additionally gross profit as a percentage of sales decreased significantly during the three and six months ended March 31, 2011 compared to 2010 due to the majority of work being completed in European countries with higher cost structures.

Salaries and benefits of approximately $111 and $540 for the three months ended March 31, 2011 and 2010 consisted of salaries and wages of $64 and $462, and $47 and $78 of related benefits.  Salaries and benefits of approximately $226 and $540 for the six months ended March 31, 2011 and 2010 consisted of salaries and wages of $122 and $462, and $104 and $78 of related benefits.

Selling, general and administrative expense for the three months ended March 31, 2011 and 2010 was approximately $229 and $375.  Additionally, intercompany services of $228 and $334 were charged to the European business for administrative functions provided by the North American corporate office and were eliminated upon consolidation.  Selling, general and administrative expense for the six months ended March 31, 2011 and 2010 was approximately $313 and $441.  Additionally, intercompany services of $953 and $558 were charged to the European business for administrative functions provided by the North American corporate office and were eliminated upon consolidation.

Liquidity and Capital Resources

For the six months ended March 31, 2011, we generated net income of $4,423, which includes a gain on the deconsolidation of discontinued operations of $7,892 (see Note 4), non-cash expenses for share based compensation of $503, non-cash depreciation and amortization expense of $258, and other non-cash charges of $475.  Cash used in continuing operations amounted to $1,317 for the six months ended March 31, 2011.  Our accumulated deficit amounted to $35,326, while we had cash of $646 and a working capital deficit of $1,881.

On August 17, 2010 we entered into a long term line of credit facility with one of our directors for $4,000, the facility has an annual interest rate of 7.73% on any outstanding balance and a facility fee of the greater of $40 or 1% of the unused balance.  Additionally, 15,000 warrants, with a five year term at $1.00 per share, per month will be paid for each month the facility is outstanding.  As of March 31, 2011, we have issued 120,000 warrants.  Using the Black Scholes pricing model, we determined the fair value of the warrants and recorded as other expense of $30 and $61, respectively for the three and six months ended March 31, 2011.  As of March 31, 2011, we do not have an outstanding balance under this facility.  See Note 6.

On November 23, 2010, we initiated a private placement (the “Placement”) of up to $3,000 of 12 month Senior Secured Notes (“Notes”) with warrants to purchase 150 shares of Beacon’s common stock at $0.40 per share for every $1 in principal invested, and bear interest at 9% APR.  The Placement will be made on a "best efforts" basis with a Minimum of $600 and a Maximum of $3,000.  Net proceeds have been used to repay and replace an existing Senior Secured Bank Note totaling approximately $300 and will also be used for additional working capital.  The Placement expired on March 30, 2011, the date the Maximum was raised, with net proceeds received of $2,667 (gross proceeds of $3,000 less offering costs of $333).

On March 25, 2011 Beacon offered in a private placement 350 units (the "Series C-1 Units"), to two existing shareholders, at a purchase price of $2 per Series C-1 Unit. A Series C-1 Unit comprised of (i) one (1) share of $2 Stated Value Series C-1 Convertible Preferred Stock (with each share having 130% nonparticipating liquidation preference, bearing dividends at a rate of 6% per annum payable quarterly in cash or additional Preferred Stock at the holder’s option and convertible at the holder’s discretion into 2,000 shares of the Company’s Common Stock, and (ii) a five (5) year warrant to purchase 1,000 shares of its Common Stock (each, an "Investor Warrant") at a purchase price of $0.75 per share (collectively the "Series C-1 Offering").  As of March 31, 2011, we completed the sale of 175 Series C-1Units for an aggregate purchase price of $263 and issued 175,000 warrants.

Based on the recent progress we made in the execution of our business plan, we believe that our currently available cash, availability of aforementioned credit line and cash received from the issuance of notes payable, Series C-1 Units and funds we expect to generate from operations will enable us to operate our business and repay our debt obligations as they become due through April 1, 2012. However, we may require additional capital in order to execute our business plan. If we are unable to raise additional capital, or encounter unforeseen circumstances that place constraints on our capital resources, we will be required to take various measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing our business development activities, suspending the pursuit of our business plan, and controlling overhead expenses. We cannot provide any assurance that we will raise additional capital. We have not secured any commitments for new financing at this time, nor can we provide any assurance that new financing will be available to us on acceptable terms, if at all.

Off-Balance Sheet Arrangements

We have four operating lease commitments for real estate used for office space and production facilities.

Contractual Obligations

The following is a summary of our contractual obligations as of March 31, 2011:

Contractual Obligations	Total	2011	2012	2013	2014	2015	Thereafter
Long-term debt obligations	$3,433	$3,339	$94	$-	$-	$-	$-
Interest obligations (1)	290	287	3	-	-	-
Operating lease obligations (2)	1,105	131	244	236	228	184	82

	$4,828	$3,757	$341	$236	$228	$184	$82

(1)	Interest obligations assume Prime Rate of 3.25% at March 31, 2011. Interest rate obligations are presented through the maturity dates of each component of long-term debt.

(2)
Operating lease obligations represent payment obligations under non-cancelable lease agreements classified as operating leases and disclosed pursuant to ASC 840 “Accounting for Leases,” as may be modified or supplemented. These amounts are not recorded as liabilities as of the current balance sheet date.

Dividends on Series A and A-1 Preferred Stock are payable quarterly at an annual rate of 10% and Series B and C-1 Preferred Stock are payable quarterly at an annual rate of 6% in cash or the issuance of additional shares of Preferred Stock, at our option for Series A, A-1 and B.  Series C-1 is payable in cash of additional stock at the holders discretion.  If we were to fund dividends accruing during the year ending September 30, 2011 in cash, the total obligation would be $237 based on the number of shares of Series A, A-1, B and C-1 Preferred Stock outstanding as of March 31, 2011.

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

Customer Concentration

For the three months and six months ended March 31, 2011 our largest customer accounted for approximately 73% and 72% of total sales. Although we expect to have a high degree of customer concentration, our customer engagements are typically covered by multi-year contracts or master service agreements under which we have been operating for a number of years. In addition, current economic conditions could harm the liquidity of and/or financial position of our customers or suppliers, which could in turn cause such parties to fail to meet their contractual or other obligations to us.

Employees

Beacon currently employs approximately 110 people in the Columbus, OH, Louisville, KY, Raritan, NJ, Cincinnati, OH and Prague, Czech Republic.

Certain Relationships and Related Party Transactions

The Company has obtained insurance through an agency owned by one of its founding stockholders/directors.  Insurance expense of $52 and $33 was paid to the agency for each of the three months ended March 31, 2011 and 2010, respectively. Insurance expense of $83 and $78 was paid to the agency for each of the six months ended March 31, 2011 and 2010, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated and communicated to our executive officers to allow timely decisions regarding required disclosure. As of March 31, 2011, our Chief Executive Officer, who acts in the capacity of principal executive officer and our Chief Financial Officer who acts in the capacity of principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2011, based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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

ITEM 4. Removed and Reserved.

ITEM 5. Other Information

ITEM 6. EXHIBITS

3.1 Certificate of Designation of the Series C Preferred Stock.

3.2 Amendment No. 1 to the Certificate of Designation of the Series C Preferred Stock.

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

Date: May 16, 2011	Beacon Enterprise Solutions Group, Inc.

	By:	/s/ Bruce Widener
Bruce Widener
Chief Executive Officer and Chairman of the Board of Directors

and

Date: May 16, 2011	By:	/s/ Michael Grendi
Michael Grendi
Principal Financial Officer