Form 10-Q
period 2011-06-30
BEACON ENTERPRISE SOLUTIONS GROUP INC
filed 2011-08-15
CIK 1122063

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011.

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

As of August 12, 2011, Beacon Enterprise Solutions Group, Inc. had a total of 37,451,396 shares of common stock issued and outstanding.

Beacon Enterprise Solutions Group, Inc.
FORM 10-Q
 For the fiscal nine months ended June 30, 2011

Beacon Enterprise Solutions Group, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(all amounts in 000's except share data)

	June 30,	September 30,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$694	$246
Accounts receivable, net	3,289	4,535
Inventory, net	566	557
Prepaid expenses and other current assets	846	357
Current assets of discontinued operations	-	133
Total current assets	5,395	5,828
Property and equipment, net	332	420
Goodwill	2,792	2,792
Other intangible assets, net	2,818	3,011
Other assets	23	20
Total assets	$11,360	$12,071
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Bridge note	$100	$100
Current portion of long-term debt	210	379
Senior secured notes payable, net of unamortized deferred debt discount of $95	2,905	-
Accounts payable	2,184	2,971
Accrued expenses and other current liabilities	1,543	880
Current liabilities of discontinued operations	-	8,558
Total current liabilities	6,942	12,888
Non-current line of credit- related party	-	630
Long-term debt, less current portion	59	403
Deferred tax liability	197	153
Total liabilities	7,198	14,074
Stockholders' equity (deficiency)
Preferred Stock: $0.01 par value, 5,000,000 shares authorized, 1,491 and 1,041 shares issued and outstanding at June 30, 2011 and September 30, 2010, respectively, in the following classes:
Series A convertible preferred stock, $1,000 stated value, 4,500 shares authorized, 30 shares issued and outstanding at June 30, 2011 and September 30, 2010, respectively, (liquidation preference $95)	30	30
Series A-1 convertible preferred stock, $1,000 stated value, 1,000 shares authorized, 311 shares issued and outstanding at June 30, 2011 and September 30, 2010, respectively, (liquidation preference $461)	311	311
Series B convertible preferred stock, $1,000 stated value, 4,000 shares authorized, 700 shares issued and outstanding at June 30, 2011 and September 30, 2010, respectively, (liquidation preference $1,007)	700	700
Series C-1 convertible preferred stock, $1,500 stated value, 400 shares authorized, 350 issued and outstanding at June 30, 2011 (liquidation preference $693)	525	-
Series C-2 convertible preferred stock, $1,500 stated value, 2,000 shares authorized, 100 issued and outstanding at June 30, 2011 (liquidation preference $195)	150	-
Common stock, $0.001 par value 70,000,000 shares authorized 37,451,396 and 37,376,396 shares issued and outstanding at June 30 2011 and September 30, 2010, respectively.	37	37
Additional paid in capital	38,128	37,137
Accumulated deficit	(35,749)	(39,711)
Accumulated other comprehensive income (loss)	30	(507)
Total stockholders' equity (deficiency)	4,162	(2,003)
Total liabilities and stockholders' equity	$11,360	$12,071

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beacon Enterprise Solutions Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(all amounts in 000's except share and per share data)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30	June 30	June 30	June 30
	2011	2010	2011	2010
Net sales	$4,502	$3,546	$13,479	$9,687
Cost of materials sold	181	396	806	1,252
Cost of services	2,309	1,088	8,084	3,724
Gross profit	2,012	2,062	4,589	4,711
Operating expenses
Salaries and benefits	758	1,785	4,296	4,564
Selling, general and administrative	1,302	1,203	3,172	3,902
Total operating expense	2,060	2,988	7,468	8,466
Loss from operations	(48)	(926)	(2,879)	(3,755)
Other expenses
Other expenses	(273)	(162)	(823)	(413)
Change in fair value of warrants	-	-	-	(4,373)
Total other expenses	(273)	(162)	(823)	(4,786)
Net loss before income taxes	(321)	(1,088)	(3,702)	(8,541)
Income tax (expense) benefit	(75)	(44)	(164)	44
Loss from continuing operations	(396)	(1,132)	(3,866)	(8,497)
Net (loss) income of discontinued operations	-	(7,623)	7,892	(7,180)
Net (loss) income	(396)	(8,755)	4,026	(15,677)
Preferred Stock:
Contractual dividends	(26)	(30)	(64)	(156)
Deemed dividends related to beneficial conversion feature	-	(24)	-	(93)
Net (loss) income available to common stockholders	$(422)	$(8,809)	$3,962	$(15,926)
Net (loss) income per share to common stockholders - basic & diluted
Net loss per share from continuing operations	(0.01)	(0.03)	(0.10)	(0.28)
Net (loss) income per share from discontinued operations	-	(0.22)	0.21	(0.24)
	$(0.01)	$(0.25)	$0.11	$(0.52)
Weighted average shares outstanding - basic & diluted	37,378,868	34,049,390	37,377,220	30,528,800
Other comprehensive loss, net of tax
Net (loss) income	$(422)	$(8,809)	$3,962	$(15,926)
Foreign currency translations adjustment	(8)	(148)	537	(47)
Comprehensive (loss) income	$(430)	$(8,957)	$4,499	$(15,973)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beacon Enterprise Solutions Group, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders' Equity (Deficiency)
(Unaudited)
(all amounts in 000's except share data)

	Series A Convertible		Series A-1 Convertible		Series B Convertible		Series C-1 Convertible		Series C-2 Convertible						Accumulated
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional		Other
		$1,000 Stated		$1,000 Stated		$1,000 Stated		$1,500 Stated		$1,500 Stated		$0.001 Par	Paid-In	Accumulated	Comprehensive
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Income	Total

Balance at September 30, 2010	30	$30	311	$311	700	$700	-	$-	-	$-	37,376,396	$37	$37,137	$(39,711)	$(507)	(2,003)

Vested portion of share based payments to employees for services													544			544
Warrants issued under consulting agreements													137			137
Amortization of market value of common stock vested for investor relations agreement													17			17
Amortization of non-employee stock options issued for performance of services													47			47
Warrant issued for credit facility													71			71
Discount on senior secured notes payable													180			180
Warrants issued for construction bond													15			15
Placement agent warrants													29			29
Restricted stock issued for services											75,000		19			19
Preferred Stock contractual dividends														(64)		(64)
Preferred Stock issued in private placement							350	525	100	150						675
Private placement offering costs													(68)			(68)
Net income														4,026		4,026
Net change in accumulated comprehensive income															537	537
Balance at June 30, 2011	30	$30	311	$311	700	$700	350	$525	100	$150	37,451,396	$37	$38,128	$(35,749)	$30	$4,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beacon Enterprise Solutions Group, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(all amounts in 000's)

	For the Nine	For the Nine
	Months Ended	Months Ended
	June 30,	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,026	$(15,677)
Net income (loss) from discontinued operations (including gain on deconsolidation of $7,892 for the nine months ended June 30, 2011)	(7,892)	7,180
Net loss from continuing operations	(3,866)	(8,497)
Adjustments to reconcile net income (loss) to net cash used in continuing operating activities:
Change in reserve for obsolete inventory	45	34
Change in reserve for doubtful accounts	461	63
Depreciation and amortization	383	527
Non-cash interest	71	136
Share based payments	808	1,131
Amortization of deferred finance fees	167	-
Amortization of debt discount	85	-
Change in fair value of warrants with anti-dilution rights	-	4,373
Change in deferred tax liability	44	-
Changes in operating assets and liabilities:
Accounts receivable	923	(1,109)
Inventory	(54)	69
Prepaid expenses and other assets	(325)	9
Accounts payable	(849)	(365)
Accrued expenses	602	(1,907)
CASH USED IN CONTINUING OPERATING ACTIVITIES	(1,505)	(5,536)
CASH PROVIDED BY DISCONTINUED OPERATIONS	-	843
NET CASH USED IN OPERATING ACTIVITIES	(1,505)	(4,693)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(95)	(321)
Capital expenditures of discontinued operations	-	(183)
NET CASH USED IN INVESTING ACTIVITIES	(95)	(504)
CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES
Proceeds from sale of common stock, net of offering costs	-	2,398
Proceeds from warrant exercises, net of offering costs	-	3,631
Proceeds from issuance of notes	-	500
Proceeds from issuance of senior secured notes payable, net of offering costs	2,667	-
Proceeds from non-current line of credit - related party	310	-
Proceeds from sale of preferred stock	607	-
Payments on non-current line of credit - related party	(940)	-
Payments on short term debt	-	(550)
Repayment of convertible notes	-	(298)
Payments of notes payable	(513)	(388)
NET CASH PROVIDED BY CONTINUING FINANCING ACTIVITIES	2,131	5,293
Effect of exchange rate changes on cash and cash equivalents	(83)	88
NET INCREASE IN CASH AND CASH EQUIVALENTS	448	184
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	246	227
CASH AND CASH EQUIVALENTS - END OF PERIOD	$694	$411
Supplemental disclosures
Cash paid for:
Interest	$178	$127
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEACON ENTERPRISE SOLUTIONS GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands, except share and per share data)

NOTE 1 —	ORGANIZATION, DESCRIPTION OF BUSINESS, LIQUIDITY AND CAPITAL RESOURCES

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the three and nine months ended June 30, 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited consolidated financial statements. The unaudited Condensed Consolidated Balance Sheet as of June 30, 2011, Condensed Consolidated Statement of Operations for the three and nine months ended June 30, 2011, and Condensed Consolidated Statements of Cash Flows and Stockholders’ Equity for the nine months ended June 30, 2011 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which Beacon considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and nine months ended June 30, 2011 are not necessarily indicative of results to be expected for the year ending September 30, 2011 or for any future interim period. The accompanying condensed consolidated financial statements should be read in conjunction with Beacon’s consolidated financial statements and notes thereto included in Beacon’s Annual Report on Form 10-K, which was filed with the SEC on December 16, 2010.

Liquidity and Capital Resources

For the nine months ended June 30, 2011, we generated net income of $4,026, which includes a gain on the deconsolidation of discontinued operations of $7,892 (see Note 3), non-cash expenses for share based compensation of $808, depreciation and amortization expense of $383, reserve for doubtful accounts of $461 and other non-cash charges of $412.  Cash used in continuing operations amounted to $1,505 for the nine months ended June 30, 2011.  Our accumulated deficit amounted to $35,749, while we had cash of $694 and a working capital deficit of $1,547.

On August 17, 2010 we entered into a long term line of credit facility with one of our directors for $4,000, the facility has an annual interest rate of 7.73% on any outstanding balance and a facility fee of the greater of $40 or 1% of the unused balance.  Additionally, 15,000 warrants, with a five year term exercisable at $1.00 per share, per month are earned for each month the facility is outstanding.   See Note 5.

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

On March 25, 2011 Beacon offered in a private placement 350 units of preferred stock (the "Series C-1 Units"), to two existing shareholders, at a purchase price of $2 per Series C-1 Unit.  See Note 8 for more details.  As of June 30, 2011, we completed the sale of 350 Series C-1 Units for an aggregate purchase price of $526 and issued 350,000 warrants having a fair value, as determined using the Black Scholes pricing model, of $112

On May 4, 2011 Beacon offered in a private placement 100 units of preferred stock (the "Series C-2 Units"), at a purchase price of $2 per Series C-2 Unit, for an aggregate purchase price of $150 and issued 100,000 warrants having a fair value, as determined using the Black Scholes pricing model, of $32

Based on the recent progress we made in the execution of our business plan, we believe that our currently available cash, availability of aforementioned credit line and cash received from the issuance of notes payable, and funds we expect to generate from operations will enable us to operate our business and repay our debt obligations as they become due through July 1, 2012. However, we may require additional capital in order to execute our business plan. If we are unable to raise additional capital, or encounter unforeseen circumstances that place constraints on our capital resources, we will be required to take various measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing our business development activities, suspending the pursuit of our business plan, and controlling overhead expenses. We cannot provide any assurance that we will raise additional capital. We have not secured any commitments for new financing at this time, nor can we provide any assurance that new financing will be available to us on acceptable terms, if at all.

NOTE 2 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

 The condensed consolidated financial statements include the accounts of Beacon Enterprise Solutions Group, Inc., a Nevada corporation and its wholly-owned subsidiaries including BESG Ireland Ltd. and Beacon Solutions S.R.O., which began operations November 1, 2009 and January 1, 2010, respectively.  Additionally Datacenter Contractors AG (formerly Beacon Solutions AG) acquired on July 29, 2009 and discontinued as of June 30, 2010, has been deconsolidated as of December 31, 2010 due to the cessation of our controlling financial interest in the subsidiary (see Note 3).  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Customer Concentration

For the three months and nine months ended June 30, 2011 our largest customer accounted for approximately 78% and 77% of total sales. Although we expect to have a high degree of customer concentration, our customer engagements are typically covered by multi-year contracts or master service agreements under which we have been operating for a number of years. In addition, current economic conditions could harm the liquidity of and/or financial position of our customers or suppliers, which could in turn cause such parties to fail to meet their contractual or other obligations to us.

Accounts Receivable

Accounts receivable of $4,651 and $5,401 as of June 30, 2011 and September 30, 2010, respectively include customer billings on invoices issued by us after the service is rendered or the sale earned. Credit is extended based on an evaluation of our customer’s financial condition and advance payment is required for some of our services.

We establish an allowance for doubtful accounts based on our best estimate of the amount of potential credit losses based on specific customer information and historical experience. Changes in economic conditions might result in changes to the estimated allowance.  Account balances deemed to be uncollectible are charged to the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote.  The allowance for doubtful accounts amounted to $1,362 and $866 as of June 30, 2011 and September 30, 2010, respectively.

Inventory

Inventory consists of parts and system components of $761and $707 as of June 30, 2011 and September 30, 2010, respectively, and is stated at the lower of cost (first-in, first-out method) or market. In the case of slow moving items, we calculate a reserve for obsolescence to reflect a reduced marketability for the items. The actual percentage reserved will depend on the total quantity on hand, its sales history, and expected near term sales prospects. The reserve for obsolescence amounted to $195 and $150 as of June 30, 2011 and September 30, 2010, respectively.

Net Loss Per Share

Basic net loss per share is computed by dividing net income or loss per share available to common stockholders by the weighted average shares of common stock outstanding for the periods presented.  Diluted net income per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock.  Potentially dilutive securities, consisting of options and warrants, are excluded from the calculation of diluted per share data when they have an anti-dilutive effect or their per share exercise price is greater than the average market price of common stock during the periods presented.  The computation of net income (loss) available to common stockholders per share for the three and nine months ended June 30, 2011 and 2010, respectively, excludes potentially dilutive securities because their inclusion would be anti-dilutive.

Shares of common stock issuable upon conversion or exercise of potentially dilutive securities at June 30, 2011 are as follows:
			Total
	Stock	Common	Common
	Options and	Stock	Stock
	Warrants	Equivalents	Equivalents

Series A Convertible Preferred Stock with Warrants	20,131	40,263	60,394
Series A-1 Convertible Preferred Stock with Warrants	207,260	414,518	621,778
Series B Convertible Preferred Stock with Warrants	350,000	875,000	1,225,000
Series C-1&2 Convertible Preferred Stock with Warrants	450,000	900,000	1,350,000
Common Stock Offering Warrants	2,807,322	-	2,807,322
Placement Agent Warrants	2,937,497	-	2,937,497
Affiliate Warrants	55,583	-	55,583
Bridge Financing	285,500	166,667	452,167
Convertible Notes Payable Warrants	50,000	-	50,000
Senior Secured Notes Payable Warrants	449,999	-	449,999
Compensatory Warrants	300,000	-	300,000
Bonding Warrants	33,120	-	33,120
Equity Financing Arrangements Warrants	881,662	-	881,662
Consulting Warrants	2,500,000		2,500,000
Employee Stock Options	3,443,088	-	3,443,088
Non-Employee Stock Options	250,000	-	250,000

	15,021,162	2,396,448	17,417,610

Recently Adopted Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." This ASU addresses fair value measurement and disclosure requirements within Accounting Standards Codification ("ASC") Topic 820 for the purpose of providing consistency and common meaning between U.S. GAAP and IFRSs. Generally, this ASU is not intended to change the application of the requirements in Topic 820. Rather, this ASU primarily changes the wording to describe many of the requirements in U.S. GAAP for measuring fair value or for disclosing information about fair value measurements. This ASU is effective for periods beginning after December 15, 2011.  It is not expected to have any impact on the Company’s consolidated financial statements or disclosures.

In January 2010, FASB issued ASU No. 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary- a Scope Clarification to address implementation issues related to the changes in ownership provisions in the Consolidation-Overall Subtopic (Subtopic 810-10) of the FASB Accounting Standards Codification. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. See Note 3 for the impact on the condensed consolidated financial statements as of June 30, 2011.

In December 2010 the FASB issued ASU 2010-28, “Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts by requiring an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This update will be effective for fiscal years beginning after December 15, 2010. The adoption of this is not anticipated to have a material impact on the Company’s consolidated financial position and results of operations.

Other accounting standards that have been issued or proposed by the FASB and SEC and/or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the condensed consolidated financial statements upon adoption.

NOTE 3 —	DISCONTINUED OPERATIONS

As previously disclosed in the Company’s Current Report on Form 10-Q filed on August 16, 2010, due to a contractual dispute with its one significant customer and the inability to reach a settlement, Datacenter Contractors AG’s (“DC”, formerly known as “Beacon Solutions AG”) Board has elected to discontinue DC’s operations.  As a result, the net sales and expenses associated with DC have been reclassified as discontinued operations for the three and nine months ended June 30, 2011 and 2010, respectively in the condensed consolidated financial statements.

On December 14, 2010, Beacon announced that, as a result of DC’s inability to reach a settlement of unpaid invoices by its largest debtor, the DC Board has filed the relevant statutory notices with the local judge in Switzerland in accordance with its fiduciary obligations under Swiss law.  As a result of this action, Beacon ceases to have a controlling financial interest in DC and therefore, in accordance with ASC 810-10-65, must deconsolidate the subsidiary from the condensed consolidated financial statements for the three and nine months ended June 30, 2011.  The resultant deconsolidation generated a net income of $0 and $7,892, respectively for the three and nine months ended June 30, 2011 which is mainly composed of the elimination of the net liabilities of the discontinued DC operations from Beacon’s operations.

We accounted for the filing under the guidance of ASU No. 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification” which requires an entity to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary.

NOTE 4 —	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	As of	As of
	June 30,	September 30,
	2011	2010

Service delivery	$754	$-
Compensation related	417	483
Dividends	218	153
Interest	39	50
Other	115	194

	$1,543	$880

NOTE 5 —	NOTES PAYABLE AND LINE OF CREDIT – RELATED PARTY

Notes Payable

On November 23, 2010, we initiated a private placement (the “Placement”) of up to $3,000 of 12 month Senior Secured Notes (“Notes”) with warrants to purchase 150 shares of Beacon’s common stock at $0.40 per share for every $1 in principal invested and bear interest at 9% APR due on various dates through March 30, 2012.  The Placement was made on a "best efforts" basis with a Minimum of $600 and a Maximum of $3,000.  Net proceeds have been used to repay and replace an existing Senior Secured Bank Note totaling approximately $300 and will also be used for additional working capital.  The Placement expired on March 30, 2011, when the Maximum was attained.  The notes are secured by all business assets of the Company, as defined.  As of June 30, 2011 we have issued $3,000 of notes, 449,999 warrants and have recorded interest expense of $124.  We incurred financing fees of $333 which have been recognized as deferred finance fees as part of prepaid expenses and are be amortized ratably over the life of the debt.

Using the Black-Scholes model we have determined the fair value of the issued warrants to be $205 and allocated the debt proceeds in accordance with the relative fair value method.  The notes payable have been recorded on the condensed consolidated balance sheet as of June 30, 2011 at $2,905 which is net of the discount representing the allocation of the $180 relative fair value to the warrants. For the three and nine months ended June 30, 2011, we recorded interest of $48 and $85, respectively in the condensed consolidated statements of operations as accretion of the note discount.

Long Term Line of Credit – Related Party

On August 17, 2010 we entered into a long term line of credit facility, with a term of up to 18 months, with one of our directors for $4,000.  The facility has an annual interest rate of 7.73% on any outstanding balance  Additionally, 15,000 warrants, with a five year term at $1.00 per share, per month will be paid for each month the facility is outstanding.  As of June 30, 2011, we have issued 165,000 warrants.  Using the Black Scholes pricing model, we determined the fair value of the warrants and recorded as other expense of $11 and $71, respectively for the three and nine months ended June 30, 2011.  As of June 30, 2011, we do not have an outstanding balance under this facility.

NOTE 6 —	RELATED PARTY TRANSACTIONS

 The Company has obtained insurance through an agency owned by one of its founding stockholders/directors.  Insurance expense of $44 and $46 was paid to the agency for the three months ended June 30, 2011 and 2010, respectively. Insurance expense of $126 and $123 was paid to the agency for the nine months ended June 30, 2011 and 2010, respectively.

In connection with a construction bond the Company obtained through an agency owned by one of its founding stockholders/directors, 33,120 warrants were issued.  Using the Black Scholes pricing model, we determined the fair value of the warrants and recorded as other expense of $15.

NOTE 7 —	COMMITMENTS AND CONTINGENCIES

Litigation

On September 7, 2010, Beacon was named a party in a lawsuit filed in Jefferson Circuit Court in the State of Kentucky, seeking $270 plus other costs, attorney’s fees and damages, regarding the Company's alleged conduct during the course of the purchase of the assets and assumption of certain liabilities of Strategic Communications, LLC.  Although the outcome of this matter cannot be predicted at this time, Beacon believes this lawsuit is without merit.  As of June 30, 2011, no provision has been made in the condensed consolidated financial statements related to this action, as the Company believes that the ultimate disposition of this matter will not have a material adverse effect on the Company’s financial position or results of operations.  As of August 3, 2011, this suit was settled by the primary parties with no expense incurred by the Company.

During the quarter ended June 30, 2011, Beacon was named a party in a lawsuit filed in Swiss court, seeking approximately $232 of unpaid liabilities incurred in connection with the discontinued Datacenter Contractors AG (“DC”, formerly “Beacon Solutions AG”) subsidiary.  Although the outcome of this matter cannot be predicted at this time, Beacon has been advised by counsel that the lawsuit has a remote possibility of success and as such no provision has been made in the condensed consolidated financial statements related to this action as of June 30, 2011, as the Company believes that the ultimate disposition of this matter will not have a material adverse effect on the Company’s financial position or results of operations

Operating Leases

The Company has entered into operating leases for office facilities in Louisville, KY, Columbus, OH, Cincinnati, OH, and Prague, Czech Republic.  Rent expense for the three months ended June 30, 2011 and 2010, respectively amounted to $82 and $83.  For the nine months ended June 30, 2011 and 2010, rent expense was $219 and $206, respectively.  A summary of the minimum lease payments due on these operating leases, exclusive of the Company’s share of operating expenses and other costs, is as follows:

2011	$63
2012	243
2013	243
2014	239
2015	198
Thereafter	79

$1,065

Engagement of Investor Relations Firm

On December 17, 2009, we engaged an investor relations firm for a twenty four month period, providing for compensation payable in 50,000 shares of fully vested non-forfeitable common stock with an aggregate fair value of $45. For the three months ended June 30, 2011 and 2010, we recorded approximately $5 and $11, respectively, of investor relations expense related to this agreement. For the nine months ended June 30, 2011 and 2010, we recorded approximately $17 and $15, respectively, of investor relations expense related to this agreement.

On June 3, 2011, we engaged another investor relations firm providing for compensation payable in 75,000 shares of fully vested restricted common stock with an aggregate fair value of $19 which has been recorded as investor relations expense for the three and nine months ended June 30, 2011.

Engagement for Advisory Services

On January 1, 2009, we entered into a three year advisory agreement with a stockholder, whereby the party will provide corporate finance and business strategy advisory services pertaining to Beacon’s business affairs in the areas of business combinations, financing, etc. This agreement was subsequently extended to a total of 5 years in April 2010. We recorded $8 and $9 of professional fees expense under this agreement for the three months ended June 30, 2011 and 2010, respectively. We recorded $27 and $159 of professional fees expense under this agreement for the nine months ended June 30, 2011 and 2010, respectively.

Consulting Agreement

On December 1, 2009, we entered into two 36 month consulting agreements, which were subsequently extended to 60 months in April 2010, issuing an aggregate of 2,500,000 consulting warrants. The warrants, issued on December 1, 2009 were fully vested upon issuance and have a fair value of $915, determined using the Black Scholes model. We are recognizing investor relations expense ratably over a 60 month term. For the three months ended June 30, 2011 and 2010, we recorded approximately $46 and $45, respectively of investor relation expense related to these agreements. For the nine months ended June 30, 2011 and 2010, we recorded approximately $137 and $147, respectively of investor relation expense related to these agreements.

NOTE 8 —	STOCKHOLDERS’ EQUITY

Preferred Stock

On March 25, 2011 Beacon offered in a private placement 350 units (the "Series C-1 Units"), to two existing shareholders, at a purchase price of $2 per Series C-1 Unit.  Each Series C-1 Unit is comprised of (i) one (1) share of $2 Stated Value Series C-1 Convertible Preferred Stock (with each share having 130% nonparticipating liquidation preference, bearing dividends at a rate of 6% per annum payable quarterly in cash or additional Preferred Stock at the holder’s option and convertible at the holder’s discretion into 2,000 shares of the Company’s Common Stock, at a conversion price of $0.75, and (ii) a five (5) year warrant to purchase 1,000 shares of its Common Stock (each, an "Investor Warrant") at a purchase price of $0.75 per share (collectively the "Series C-1 Offering").  As of June 30, 2011, we completed the sale of 350 Series C-1 Units for an aggregate purchase price of $525 and issued 350,000 warrants having a fair value, as determined using the Black Scholes pricing model, of $112.

On May 4, 2011 Beacon offered in a private placement 100 units (the "Series C-2 Units"), at a purchase price of $2 per Series C-2 Unit.  A Series C-2 Unit comprised of (i) one (1) share of $2 Stated Value Series C-2 Convertible Preferred Stock (with each share having 125% nonparticipating liquidation preference, bearing dividends at a rate of 6% per annum payable quarterly in cash or additional Preferred Stock at the company’s option and convertible at the holder’s discretion into 2,000 shares of the Company’s Common Stock, at a conversion price of $0.75, and (ii) a five (5) year warrant to purchase 1,000 shares of its Common Stock (each, an "Investor Warrant") at a purchase price of $0.75 per share (collectively the "Series C-2 Offering").  As of June 30, 2011, we completed the sale of 100 Series C-2 Units for an aggregate purchase price of $150 and issued 100,000 warrants having a fair value, as determined using the Black Scholes pricing model, of $32.

Each share of preferred stock has voting rights equal to the equivalent number of common shares into which it is convertible. The holders of the Series A and Series A-1 are entitled to receive contractual cumulative dividends in preference to any dividend on the common stock at the rate of 10% per annum on the initial investment amount commencing on the date of issue.  The holders of the Series B, C-1 and C-2 are entitled to receive contractual cumulative dividends in preference to any dividend on the common stock (but subject to the rights of the previously issued series of preferred stock) at the rate of 6% per annum on the initial investment amount commencing on the date of issue.  Such dividends are payable on January 1, April 1, July 1 and October 1 of each year.  Dividends accrued but unpaid as of June 30, 2011, are $46, $58, $105 and $8 for Series A, A-1, B and C-1, respectively.

For services performed in connection with Series C private placements, Beacon paid a placement agent fee of $68 and issued 90,000 placement agent warrants.  Using the Black Scholes pricing model, we determined the fair value of the warrants and recorded as other expense of $29.

 The Company applies the classification and measurement principles enumerated in ASC 815 with respect to accounting for its issuances of the preferred stock. The Company is required, under Nevada law, to obtain the approval of its Board of Directors in order to effectuate a merger, consolidation or similar event resulting in a more than 50% change in control or a sale of all or substantially all of its assets.

We evaluate convertible preferred stock at each reporting date for appropriate balance sheet classification.

Preferred Stock Dividends

 We follow the guidelines of ASC 505 Equity - Dividends and Stock Splits when accounting for pay-in-kind (“PIK”) dividends that are settled in convertible securities with beneficial conversion features. Therefore, we recorded $0 and $24 of deemed dividends for the three months ended June 30, 2011 and 2010, respectively, related to the conversion feature based on the difference between the effective conversion price of the conversion option and the fair value of the common stock on the PIK election dates.  We recorded $0 and $24 of deemed dividends for the three months ended June 30, 2011 and 2010, respectively, related to the conversion feature based on the difference between the effective conversion price of the conversion option and the fair value of the common stock on the PIK election dates.  We recorded $0 and $93 of deemed dividends for the nine months ended June 30, 2011 and 2010, respectively, related to the conversion feature based on the difference between the effective conversion price of the conversion option and the fair value of the common stock on the PIK election dates.

Issuance of non-employee compensatory options

During the fiscal year ended September 30, 2010, in consideration for services, we granted options to purchase 250,000 shares of Common Stock vesting ratably over a 36 month period.  We calculated the fair value of the options using the Black-Scholes option pricing model resulting in a fair value determination of $188, to be recognized over a 36 month period. For the three months ended June 30, 2011 and 2010, respectively we recognized share based compensation of $16 and $16, respectively related to these options.  For the nine months ended June 30, 2011 and 2010, respectively we recognized share based compensation of $47 and $19, respectively related to these options.

Stock Options and Other Equity Compensation Plans

During the three months ended December 31, 2010, our Board of Directors authorized the grant of employee stock options to purchase an aggregate of 725,115 shares of common stock.  The options have ten year terms with vesting periods ranging from 3 and 5 years.  We calculated the $447 fair value of the options using the Black-Scholes option pricing model with the assumptions shown below.

During the three months ended March 31, 2011, our Board of Directors authorized the grant of employee stock options to purchase an aggregate of 18,333 shares of common stock.  The options have ten year terms and vest over 3 years.  We calculated the $9 fair value of the options using the Black-Scholes option pricing model with the assumptions shown below.

During the three months ended June 30, 2011, our Board of Directors authorized the grant of employee stock options to purchase an aggregate of 100,000 shares of common stock.  The options have a ten year term and vest upon attainment of certain performance objectives.  As of June 30, 2011, we have not recorded any expense related to these options as the probability of achievement of the performance objectives is not likely.  We calculated the $31 fair value of the options using the Black-Scholes option pricing model with the following assumptions:

	For the Three	For the Nine
	Months Ended	Months Ended
	June 30,	June 30,
	2011	2011
Stock Price	$0.34	$0.34 - $0.63
Expected Life	5.5	5.5 - 7.5
Volatility	166%	166% - 178%
Risk-free interest rate	1.68%	1.17% - 2.30%
Dividend Yield	0%	0%
Fair value of options	$0.31	$0.31 - $0.62

We recognized non-cash share-based employee compensation expenses as follows:

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Non-Cash Share-Based Compensation Expense
Restricted Stock	$19	$166	$19	$221
Stock Options	175	294	544	725
Total Stock Compensation Expense	$194	$460	$563	$946

A summary of the status of our stock option plan and the changes during the three and nine months ended June 30, 2011, is presented in the table below:
			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic
	Of Options	Exercise Price	Life	Value

Options Outstanding at October 1, 2010	3,718,533	$1.47
Granted	843,448	0.93
Forfeited	(868,893)	(1.40)
Options Outstanding at June 30, 2011	3,693,088	$1.00	8.46	$-
Options Exercisable, June 30, 2011	1,841,865	$1.22	8.18	$-

As of June 30, 2011, there was $1,087 in unamortized share-based compensation cost. This cost is expected to be recognized over the remaining weighted average vesting period of approximately 3 years.

On May 26, 2011, by approval of a majority of shareholders, the Company reserved and authorized an additional 1,000,000 shares of the Company's common stock under the 2008 Long Term Compensation Incentive Plan for non-executives.

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

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies.” Segment data includes net sales, operating profitability, and total assets by segment.  Shared corporate operating expenses are reported in the North American segment.

The Company is organized primarily on the basis of operating units which are segregated by geography in North America and Europe.  For the three months ended June 30, 2011 our segment results, net of Discontinued Operations (see Note 3 for more details) are as follows:

	North America	Europe	Total

Net sales	$2,752	$1,750	$4,502
(Loss) income from operations	(302)	254	(48)
Other expense	(265)	(8)	(273)
Depreciation and amortization	(114)	(10)	(124)
Net (loss) income from continuing operations	(582)	186	(396)
Assets	9,304	2,056	11,360
Capital expenditures	-	-	-
Goodwill	2,792	-	2,792
Intangible Assets	2,818	-	2,818

For the nine months ended June 30, 2011 our segment results, net of Discontinued Operations are as follows:

	North America	Europe	Total

Net sales	$7,929	$5,550	$13,479
Loss from operations	(2,791)	(88)	(2,879)
Other expense	(804)	(19)	(823)
Depreciation and amortization	(352)	(30)	(382)
Net loss from continuing operations	(3,642)	(224)	(3,866)
Net income from discontinued operations	-	7,892	7,892
Capital Expenditures	95	-	95

For the nine months ended June 30, 2011, one customer accounted for approximately 62% and 96% of our North American and European sales, respectively.

NOTE 10 —             SUBSEQUENT EVENTS

On August 12, 2011, the Company entered into an agreement with one of our directors, modifying the terms of the long term line of credit facility entered into on August 17, 2010.  Under the revised agreement, we extended the term another 24 months, and reduced the credit facility to $2,000, with an annual interest rate of 7.75% on any outstanding balance.

For any outstanding balance at month end under the credit facility, the director will receive warrant coverage of 15% to purchase common shares of the Company at an exercise price of the then current stock price.

Additionally under the revised agreement, during the next 24 months the Company may require the director to purchase shares of Common Stock at the then current stock price.   The aggregate purchase price of all shares purchased shall not exceed $2,000.

This agreement will terminate by mutual consent of the Company and the director or upon certain events of default.

For the dollar amount of Common Stock purchased, the director will receive warrant coverage of 15% to purchase shares of Common stock of the Company at an exercise price of the then current stock price.

Finally, Bruce Widener agreed that, upon the exercise of the share purchase commitment in whole or in part by the Company, the director shall have the right to purchase up to 1,200,000 shares of Common Stock from Bruce Widener for a purchase price of $0.01 per share.

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

Results of Operations

For the three and nine months ended June 30, 2011 and 2010

    In order to best discuss and compare operations for the three and nine month periods ended June 30, 2011 and 2010 our North American and European operations will be presented and discussed separately.

North American Operations

	For the three months ended June 30					For the nine months ended June 30
	2011		2010			2011		2010
	North America		North America		Change	North America		North America		Change

Net Sales	$2,752	100%	$2,765	100%	$(13)	$7,929	100%	$7,360	100%	$569
Cost of materials sold	180	7%	394	14%	(214)	790	10%	1,123	15%	(333)
Cost of services	1,542	56%	1,075	39%	467	4,682	59%	3,009	41%	1,673
Gross profit	1,030	37%	1,296	47%	(266)	2,457	31%	3,228	44%	(771)
Operating expense
Salaries and benefits	656	24%	1,611	58%	(955)	3,968	50%	3,851	52%	117
Selling, general and administrative	834	30%	931	34%	(97)	2,391	30%	3,189	43%	(798)
Intercompany services	(158)	-6%	(70)	-3%	(88)	(1,111)	-14%	(203)	-3%	(908)
Loss from operations	(302)	NM	(1,176)	NM	874	(2,791)	NM	(3,609)	NM	818
Other expense	(265)		(22)		(243)	(804)		(214)		(590)
Change in Fair Value of Warrants	-		-		-	-		(4,373)		4,373
Net Loss before taxes	(567)		(1,198)		631	(3,595)		(8,196)		4,601
Income tax expense	(15)		(15)		-	(47)		(44)		(3)
Net loss from continuing operations	(582)		(1,213)		631	(3,642)		(8,240)		4,598
Net income from discontinued operations	-		-			-		-
Net loss	$(582)		$(1,213)		$631	$(3,642)		$(8,240)		$4,598

Net sales from our North American operations for the three months ended June 30, 2011 and 2010 was $2,752 and $2,765. Net sales from our North American operations for the nine months ended June 30, 2011 and 2010 was $7,929 and $7,360.  Quarterly sales were flat compared to prior year mainly due to soft market conditions, while year to date sales growth of 7% reflects market penetration in an overall slow economy.

	For the three months ended June 30			For the nine months ended June 30
	2011	2010		2011	2010
	North America	North America	Change	North America	North America	Change

Cost of services
Direct labor	393	411	(18)	1,222	1,524	(302)
Subcontractor	1,063	558	505	3,086	1,140	1,946
Project expenses	86	106	(20)	374	345	29
Total cost of services	1,542	1,075	467	4,682	3,009	1,673

Cost of services sold increased for the three and nine months ended June 30, 2011 compared to the same period in 2010 as a result of a shift in our business model whereby we utilize subcontractors to perform a larger portion of our service delivery as opposed to internal resources.  This change in business model was also the source of the reduction in direct labor expenses in 2011 compared to the same period in 2010.  In addition, sales in all periods in 2011 reflect a sales mix weighted toward our infrastructure management services business versus design and engineering services, which tend to be more lucrative, thus accounting for margin decline.  This resulting product mix for the period contributed to an increase in subcontractor expenses in 2011 compared to the same periods in 2010.

Salaries and benefits of approximately $656 and $1,611 for the three months ended June 30, 2011 and 2010 consisted of salaries and wages of approximately $801 and $845, benefits and payroll taxes of $248 and $233. Non-cash share-based compensation of $188 and $475 related primarily to granted stock options is included in salaries and wages.  Commissions and bonuses of ($581) and $58, reflect a reversal in accrued expense for the current year to date as a result of managements current estimate of annual projections, that was recorded in the third quarter 2011, thereby creating a contra expense (income).   Salaries and benefits of approximately $3,968 and $3,851 for the nine months ended June 30, 2011 and 2010 consisted of salaries and wages of approximately $2,601 and $2,079, commissions and bonuses of $38 and $118 reflect the aforementioned reversed accrual for 2011, benefits and payroll taxes of $746 and $688. Non-cash share-based compensation of $583 and $966 related primarily to granted stock options is included in salaries and wages. While headcount was reduced, the increase in salaries year to date is attributable to a workforce shift to a higher salaried professional administrative and management workforce.

Selling, general and administrative expense for the three months ended June 30, 2011 and 2010 of approximately $834 and $931 include approximately $191 and $240 of accounting, investor relations and professional fees, $41 and $39 of bad debt expense, $86 and $64 of office related expense, $48 and $92 of telecommunications and data related expenses, $113 and $129 of travel related expenses, $98 and $62 of expenses related to business insurance, depreciation and amortization of $114 and $175, and $143 and $130 of other administrative services.  Selling, general and administrative expense for the nine months ended June 30, 2011 and 2010 of approximately $2,391 and $3,189 include approximately $618 and $1,078 of accounting, investor relations and professional fees, $113 and $105 of bad debt expense, $234 and $226 of office related expense, $180 and $265 of telecommunications and data related expenses, $269 and $345 of travel related expenses, $227 and $140 of expenses related to business insurance, depreciation and amortization of $352 and $508, and $398 and $522 of other administrative services.  The reduction of selling, general and administrative costs reflects an ongoing, concerted effort to streamline operations and control costs while increasing the efficiency and scalability of Beacon’s office infrastructure.  Management continues to monitor expenses in relation to business volume to achieve optimum results.

European Operations

	For the three months ended June 30					For the nine months ended June 30
	2011		2010			2011		2010
	Europe		Europe		Change	Europe		Europe		Change

Net Sales	$1,750	100%	$781	100%	$969	$5,550	100%	$2,327	100%	$3,223
Cost of materials sold	1	0%	2	0%	(1)	16	0%	129	6%	(113)
Cost of services	767	44%	13	2%	754	3,402	61%	715	31%	2,687
Gross profit	982	56%	766	98%	216	2,132	38%	1,483	64%	649
Operating expense				0%					0%
Salaries and benefits	102	6%	174		(72)	328	6%	713		(385)
Selling, general and administrative	468	27%	272	35%	196	781	14%	713	31%	68
Intercompany services	158	9%	70	9%	88	1,111	20%	203	9%	908
Income (loss) from operations	254	NM	250	32%	4	(88)	NM	(146)	-6%	58
Other income (expense)	(8)		(140)	NM	132	(19)		(199)	NM	180
Change in Fair Value of Warrants	-		-		-	-		-		-
Net income (loss) before taxes	246		110		136	(107)		(345)		238
Income tax (expense) benefit	(60)		(29)		(31)	(117)		88		(205)
Net income (loss) from continuing operations	186		81		105	(224)		(257)		33
Net income from discontinued operations	-		(7,623)		7,623	7,892		(7,180)		15,072
Net income	$186		$(7,542)		$7,728	$7,668		$(7,437)		$15,105

Net sales from European operations for the three months ended June 30, 2011 and 2010 was $1,750 and $781. Net sales from European operations for the nine months ended June 30, 2011 and 2010 was $5,550 and $2,327 and show the growth in this segment as we solidify our foothold in Europe and further expand operations abroad.  The gain reflects our success in leveraging our experience to increase business from our largest customer.

	For the three months ended June 30			For the nine months ended June 30
	2011	2010		2011	2010
	Europe	Europe	Change	Europe	Europe	Change

Cost of services
Subcontractor	732	-	732	3,189	-	3,189
Project expenses	35	13	22	213	715	(502)
Total cost of services	767	13	754	3,402	715	2,687

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

Additionally gross profit as a percentage of sales decreased significantly during the three and nine months ended June 30, 2011 compared to 2010 due to the majority of work being completed in European countries with higher cost structures and change in product mix away from higher margin professional services toward our infrastructure management services, which typically are higher cost and lower margin because the work is delivered by subcontractors.

Salaries and benefits of approximately $102 and $174 for the three months ended June 30, 2011 and 2010 consisted of salaries and wages of $52 and $152, and $50 and $22 of related benefits.  Salaries and benefits of approximately $328 and $713 for the nine months ended June 30, 2011 and 2010 consisted of salaries and wages of $174 and $614, and $154 and $99 of related benefits.  The decrease in salaries resulting from rightsizing headcount in the European market.

Selling, general and administrative expense for the three months ended June 30, 2011 and 2010 was approximately $468 and $272 with the largest component being a bad debt reserve of $305 in 2011.  Additionally, intercompany services of $158 and $70 were charged to the European business for administrative functions provided by the North American corporate office and were eliminated upon consolidation.  Selling, general and administrative expense for the nine months ended June 30, 2011 and 2010 was approximately $781 and $713 with the largest component being a bad debt reserve of $367 in 2011.  Additionally, intercompany services of $1,111 and $203 were charged to the European business for administrative functions provided by the North American corporate office and were eliminated upon consolidation.

Liquidity and Capital Resources

For the nine months ended June 30, 2011, we generated net income of $4,026, which includes a gain on the deconsolidation of discontinued operations of $7,892 (see Note 3), non-cash expenses for share based compensation of $         , depreciation and amortization expense of $383, reserve for doubtful accounts of $461 and other non-cash charges of $412.  Cash used in continuing operations amounted to $1,505 for the nine months ended June 30, 2011.  Our accumulated deficit amounted to $35,749, while we had cash of $694 and a working capital deficit of $1,547.

On August 17, 2010 we entered into a long term line of credit facility with one of our directors for $4,000, the facility has an annual interest rate of 7.73% on any outstanding balance.  Additionally, 15,000 warrants, with a five year term exercisable at $1.00 per share, per month are earned for each month the facility is outstanding.  As of June 30, 2011, we have issued 165,000 warrants.  Using the Black Scholes pricing model, we determined the fair value of the warrants.  As of June 30, 2011, we do not have an outstanding balance under this facility.  On August 12, 2011, the Company entered into a revised credit facility and put right agreement with this director.  See Note 10 of the condensed consolidated financial statements.

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

On March 25, 2011 Beacon offered in a private placement 350 units of preferred stock (the "Series C-1 Units"), to two existing shareholders, at a purchase price of $2 per Series C-1 Unit.  See Note 8 for more details.  As of June 30, 2011, we completed the sale of 350 Series C-1 Units for an aggregate purchase price of $526 and issued 350,000 warrants having a fair value, as determined using the Black Scholes pricing model, of $112

On May 4, 2011 Beacon offered in a private placement 100 units of preferred stock (the "Series C-2 Units"), at a purchase price of $2 per Series C-2 Unit, for an aggregate purchase price of $150 and issued 100,000 warrants having a fair value, as determined using the Black Scholes pricing model, of $32

Related to the Series C-1 and C-2 private placements, Beacon paid a placement agent fee of $68 and issued 90,000 placement agent warrants as of June 30, 2011, which using the Black Scholes pricing model, we determined have a fair value of $29 which was recorded as other expense.

Based on the recent progress we made in the execution of our business plan, we believe that our currently available cash, availability of aforementioned credit line and cash received from the issuance of notes payable, and funds we expect to generate from operations will enable us to operate our business and repay our debt obligations as they become due through July 1, 2012. However, we may require additional capital in order to execute our business plan. If we are unable to raise additional capital, or encounter unforeseen circumstances that place constraints on our capital resources, we will be required to take various measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing our business development activities, suspending the pursuit of our business plan, and controlling overhead expenses. We cannot provide any assurance that we will raise additional capital. We have not secured any commitments for new financing at this time, nor can we provide any assurance that new financing will be available to us on acceptable terms, if at all.

Off-Balance Sheet Arrangements

We have operating lease commitments for real estate used for office and warehouse space.

Contractual Obligations

The following is a summary of our contractual obligations as of June 30, 2011:

Contractual Obligations	Total	2011	2012	2013	2014	2015	Thereafter

Long-term debt obligations	$3,369	$3,310	$59	$-	$-	$-	$-
Interest obligations (1)	284	283	1	-	-	-	-
Operating lease obligations (2)	1,065	63	243	243	239	198	79

	$4,718	$3,656	$303	$243	$239	$198	$79

(1)	Interest obligations assume Prime Rate of 3.25% at June 30, 2011. Interest rate obligations are presented through the maturity dates of each component of long-term debt.

(2)
Operating lease obligations represent payment obligations under non-cancelable lease agreements classified as operating leases and disclosed pursuant to ASC 840 “Accounting for Leases,” as may be modified or supplemented. These amounts are not recorded as liabilities as of the current balance sheet date.

Dividends on Series A and A-1 Preferred Stock are payable quarterly at an annual rate of 10% and Series B, C-1 and C-2 Preferred Stock are payable quarterly at an annual rate of 6% in cash or the issuance of additional shares of Preferred Stock, at our option for Series A, A-1, B and C-2.  Series C-1 is payable in cash or additional stock at the holders discretion.  If we were to fund dividends accruing during the year ending September 30, 2011 in cash, the total obligation would be $247 based on the number of shares of preferred Stock outstanding as of June 30, 2011.

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

Customer Concentration

For the three months and nine months ended June 30, 2011 our largest customer accounted for approximately 78% and 77% of total sales. Although we expect to have a high degree of customer concentration, our customer engagements are typically covered by multi-year contracts or master service agreements under which we have been operating for a number of years. In addition, current economic conditions could harm the liquidity of and/or financial position of our customers or suppliers, which could in turn cause such parties to fail to meet their contractual or other obligations to us.

Employees

Beacon currently employs approximately 78 people in the Columbus, OH, Louisville, KY, Raritan, NJ, Cincinnati, OH and Prague, Czech Republic.

Certain Relationships and Related Party Transactions

The Company has obtained insurance through an agency owned by one of its founding stockholders/directors.  Insurance expense of $44 and $46 was paid to the agency for the three months ended June 30, 2011 and 2010, respectively. Insurance expense of $126 and $123 was paid to the agency for the nine months ended June 30, 2011 and 2010, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated and communicated to our executive officers to allow timely decisions regarding required disclosure. As of June 30, 2011, our Chief Executive Officer, who acts in the capacity of principal executive officer and our Chief Financial Officer who acts in the capacity of principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2011, based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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

ITEM 4. Removed and Reserved.

ITEM 5. Other Information

ITEM 6. EXHIBITS

31.1	Certification of Principal Executive Officer, pursuant to Rules 13a-14(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Rules 13a-14(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

EX-101.INS	XBRL Instance Document **

EX-101.SCH	XBRL Taxonomy Extension Schema **

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase **

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase **

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase **

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase **

*
This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934

**
Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 15, 2011	Beacon Enterprise Solutions Group, Inc.

	By:	/s/ Bruce Widener
Bruce Widener
Chief Executive Officer and Chairman of the Board of Directors

and

Date: August 15, 2011	By:	/s/ Michael Grendi
Michael Grendi
Principal Financial Officer