Form 10-K
period 2011-09-30
BEACON ENTERPRISE SOLUTIONS GROUP INC
filed 2011-12-12
CIK 1122063

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended September 30, 2011.
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐      No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $8,728 based on the price of Beacon Enterprise Solutions Group, Inc.’s common stock as of December 5, 2011, as reported on the OTC Bulletin Board.

The number of shares outstanding of Beacon Enterprise Solutions Group, Inc.’s common stock as of December 5, 2011 was 37,631,896.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference
None	Not Applicable

Beacon Enterprise Solutions Group, Inc.
FORM 10-K
 For the fiscal year ended September 30, 2011

PART I

Item 1.  Business

 Beacon Enterprise Solutions Group, Inc. and subsidiaries (collectively the “Company”) provides global telecommunications and technology systems infrastructure services, encompassing a comprehensive suite of consulting, design, installation, and infrastructure management offerings. Beacon’s portfolio of infrastructure services spans all professional and construction requirements for design, build and management of telecommunications, network and technology systems infrastructure. Professional services offered include consulting, engineering, program management, project management, construction services and infrastructure management services; these services are offered either as a comprehensive contract vehicle or as unbundled services. Beacon also offers special services in support of qualified projects in the smart buildings/campuses/cities and data center verticals. Finally, Beacon provides managed information technology and telecommunications services in selected local markets. In this report, the terms “Company,” “Beacon,” “we,” “us” or “our” mean Beacon Enterprise Solutions Group, Inc. and all subsidiaries included in our consolidated financial statements.

General

The Company was originally formed to acquire companies that would allow it to serve the small and medium-sized business enterprises (the “SME Market”) on an integrated, turn-key basis from system design, procurement and installation through all aspects of providing network service and designing and hosting network applications.  During the fiscal year ended September 30, 2010, in response to identification of a significant underserved market, our business strategy shifted to become a global leader in the design, implementation and management of high performance ITS infrastructure solutions.  Beacon’s portfolio of ITS infrastructure services spans all professional and construction requirements for design, build and management of telecommunications, network and technology systems infrastructure, while continuing to provide managed information technology and telecommunications services in selected local markets.

For the purpose of this report on Form 10-K, all amounts are in thousands except share and per share data.  Beacon generated net sales of $18,894 for the year ended September 30, 2011. For the year ended September 30, 2011, Beacon recognized net income of approximately $3,222. Total assets were $11, 922 as of September 30, 2011.

Operations

Services
 Beacon provides global telecommunications and technology systems infrastructure services encompassing a comprehensive suite of consulting, design, installation, and infrastructure management offerings.  Beacon’s portfolio of infrastructure services spans all professional and construction requirements for design, build and management of telecommunications, network and technology systems infrastructure.  Professional services offered include consulting, engineering, program management, project management, construction services and infrastructure management services; these services are offered either as a comprehensive contract vehicle or as unbundled services

These services are provided to clients who require a global reach, proven experience and resources, and the consistent, predictable results that can only be offered by a single global company. Today’s global clients and international enterprises demand the competitive advantage obtained through outsourcing, without the additional cost, internal overhead and multiple points of failure that come from bidding for services from small regional professional services firms or contractors. Beacon offers companies a competitive, single-source advantage for consulting, design, implementation, program management, project management and managed services regardless of location. By overcoming the barriers to entry found in the telecommunications and technology systems channels, Beacon is offering the Fortune 1000 client a vehicle to more fully integrate global enterprise standards, reduce internal pressure on scarce IT and Facilities resources, reduce the risk that comes with multiple points of failure and increase operating income through the efficiencies that accompany true global strategic sourcing. Beacon offers this sourcing capability to our clients on a global, multi-national and regional basis.

Management Services.  In addition to offering consulting, design, engineering and installation of telecommunications and technology systems infrastructure, Beacon offers infrastructure management services to address planning, moves, adds and changes to their telecommunications and technology systems. This service effectively bundles together all Beacon infrastructure services and offers them to clients under global, multi-national or regional umbrella agreements. To protect client investments and reduce total cost of ownership; global, multi-national or regional infrastructure management services are designed to: (i) reduce internal cost and complexity for obtaining engineering, installation or management related expenses, (ii) facilitate enterprise-wide standardization, (iii) eliminate duplicated effort, (iv) protect warranties, and (v) reduce costs associated with moves, adds and changes. The previously unavailable data which may be extracted from the Beacon management system can provide strategic planning insight and empirical data for management decisions, including the viability of new enterprise initiatives. Infrastructure management services also allow the telecommunications and technology systems infrastructure to be maintained by a planned and budgeted continuum, rather than as a reaction to a series of disconnected projects. Although Beacon clients may begin by using one of our discrete, project-oriented services (described below), the business model indicates that they will frequently evolve into a global, multi-national or regional infrastructure management client.

Design, Engineering & Construction Services.  The increasing economic, regulatory and environmental issues facing executives, IT and Facilities professionals has increased the number of complex technical and operational issues that need to be solved for each customer. In order to address these issues, Beacon has moved beyond the expected baseline of technical and educational requirements (Professional Engineer, RCDD, PMP, CPP, CISSP, etc.) into a new paradigm of cross-disciplinary business and technical professionals who understand the benefit of standardization, predictability and consistency when provided within a process-driven solution. Beacon provides each client with access to world-class engineering, design and installation resources, but offers them within a manner designed to permit a reduction in bottom line expenditures while reducing the workload of scarce internal resources. This contrasts the traditional bid mentality where clients lose any cost-benefit gained from the bid or proposal process, through increased pressure on internal resources needed to maintain the corporate standard while controlling the cost of administration of multiple vendors for identical tasks across a global enterprise. Beacon’s solution to the dramatic changes in world markets — geopolitical, macroeconomics, and technology, is to make business capability portable by providing the processes needed to make services delivery available on a global, multi-national or regional basis.

Special Services.  Additionally, Beacon leverages existing areas of internal expertise for projects involving data centers and smart (intelligent) buildings/campuses/cities in both the federal and private space; the nature of these engagements are unique and as such qualify for designation as a Beacon Special Service. Data Center Special Services rely on existing expertise in consulting, design, project management, bid management and construction of data centers. Service delivery for data centers range from one or more compartmentalized professional services up to acting as the prime contractor for the construction or retrofit of the entire data center. The approach to smart or intelligent buildings/campuses/cities is primarily an engineering or design service, but can involve design/build projects. Enabled by the increasing availability of Internet compatible building systems, with demand created by pressure on building developers and managers to become more sensitive to energy management and reduction of carbon footprint for the built environment, the experience and knowledge required to design the infrastructure for the more than 15 low-voltage systems found in most offices are escalating in demand.

Customers

Because Beacon provides infrastructure management services to global and multi-national customers, the primary target clients can be defined as the Fortune 1000, or the broader Forbes Global 2000. Global clients may also elect to use Beacon’s services in an ala carte fashion, typically using Design & Engineering services which are more portable when used outside of an infrastructure managed services contract vehicle. The business model for global, multi-national, federal and regional clients who use one or more unbundled services allows for migration to a fully managed services offering where all services are offered under a single contractual umbrella.

Suppliers

Beacon establishes manufacturer, distributor and subcontractor relationships from the global perspective. The lack of competitors offering infrastructure management services with a global reach provides Beacon with a distinct advantage. In addition, the global managed services business model provides an exclusive client relationship which is also attractive to suppliers. Beacon has accounts with various suppliers that provide services, products and materials necessary to fulfill our services and the needs of our customers. Such services and products are typically available from more than one supplier and we routinely review our supplier relationships to determine which have the most attractive footprint, logistics offerings and volume-based pricing. We use multiple criteria to evaluate our suppliers and purchase with those that provide us with the best overall fit.

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

Customer Concentration

For the years ended September 30, 2011 and 2010, our largest customer accounted for approximately 78% and 64% of sales, respectively. Although we expect we will continue to have a high degree of customer concentration, our customer engagements are typically covered by multi-year contracts or master service agreements under which we have been operating for a number of years.

Competition

Beacon’s service delivery offerings, and therefore its competitors, can be divided into two broad categories. First, services that are offered individually, generally in response to the client needs for a single service within a single project or task, and secondly, services that are offered as a single source package (managed services and outsourcing) and delivered as part of a regional, national, multi-national or global contract, generally with a specified window of time. When offering a single service in response to a single project or task, there are numerous competitors. These tend to be mid- to small-sized competitors that are single site or confined to specific geographic regions and generally aggressively compete for private or publicly announced work. Further, they typically specialize in only one of multiple services the client may actually need. These smaller, single service competitors are generally viewed as being commoditized. Beacon’s model allows us to successfully leverage the bigger managed services offering and introduce scalability by allowing our clients the option to expand the number of services offered and the geography over which the service is delivered. By removing the business risk associated with having only a single service to offer to new and existing clients, it further allows Beacon to differentiate itself by offering a higher level of service with a more predictable price. So by leveraging the multi-service, global capabilities of Beacon, we attain a significant competitive edge for the first category of competitors, as well as reduce the pool of competitors for the full-spectrum managed infrastructure services offered across broad geographic areas. There are several national infrastructure firms that have the size and funding to become direct competitors, but by nature of their size and current business models they would experience significant internal resistance to change.

Employees

Beacon currently employs 76 people in offices located in Louisville, KY, Columbus, OH, Raritan, NJ, Cincinnati, OH and Prague, Czech Republic. None of Beacon’s employees is subject to a collective bargaining agreement.

Available Information

Our Internet address is www.askbeacon.com, where we make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, as soon as practicable after such reports are electronically filed with, or furnished to, the SEC. The SEC reports can be accessed through the “SEC Filings” link in the “Investor Relations” section of our website. Other information found on our website is not part of this or any other report we file with, or furnish to, the Securities and Exchange Commission, or the SEC.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our directors, officers and employees. The Code is available on our website. If any waivers of the Code are granted, the waivers will be disclosed in an SEC filing on Form 8-K. Our website also includes the Charters of the Audit Committee and the Compensation Committee. Stockholders may request free copies of these documents by writing to Greg Guilford, 9300 Shelbyville Road, Suite 1020, Louisville, KY 40222, by calling 502-657-3500 or by sending an email request to greg.guilford@askbeacon.com.

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

Beacon has a history of losses.

Beacon has incurred losses since its inception. While we expect to achieve a positive cash flow basis and have taken significant steps to do so, this may not occur. Our ability to operate profitably is dependent upon our ability to manage the portfolio of ITS infrastructure service offerings in an economically successful manner but, we may not be able to do this. Our prospects must be considered in light of the numerous risks, expenses, delays and difficulties frequently encountered in the competitive and high risk telecommunications and ITS services industry, as well as the risks generally inherent in the current economic environment. We may never achieve sustained recurring net sales and profitability on a consistent and growing basis.

Beacon may require additional financing.

Beacon may require additional capital to implement its long-term business plan. Such financing, if needed, may not be available to Beacon or, if it is, it may not be available on terms or at a valuation that would be beneficial to the interests of current stockholders.  In this regard, failure by Beacon to secure additional financing, if needed, on favorable terms could have severe adverse consequences relative to Beacon’s ability to grow and/or fully leverage existing business relationships and agreements, which ultimately could mean that Beacon may not be viable.

Rapid technological change and obsolescence could adversely affect Beacon’s business.

Our business is subject to technological innovation, with such developments potentially adversely affecting the business and operations of Beacon in the future.

Beacon’s success depends upon agreements with third parties.

Our business plan relies upon working with third party vendors in multiple aspects of the business. The success of our plan assumes successful relationships with third party vendors for contractor services, network access and hardware and software products which Beacon utilizes and sells. If Beacon is unable to attract competent corporate partners, or if such partners’ efforts are inadequate, Beacon’s business could be harmed.

Beacon has operations outside the United States.

Part of our growth strategy relies on further development of operations outside the United States such international operations are subject to additional risks, including:

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

We plan to continue to market and sell our products internationally to respond to customer requirements and market opportunities. Establishing and maintaining operations in any foreign country or region presents risks such as those described above as well as risks specific to the particular country or region. In addition, until a payment history is established over time with customers in a new geography or region, the likelihood of collecting receivables generated by such operations could be less than expectations. As a result, there is a greater risk that reserves set with respect to the collection of such receivables may be inadequate. If our operations in any foreign country are unsuccessful, we could incur significant losses which may impact profitability.

Additionally, changes in policies or laws of the United States or foreign governments resulting in, among other things, changes in regulations and the approval process, higher taxation, currency conversion limitations, restrictions on fund transfers or the expropriation of private enterprises, could reduce the anticipated benefits of our international expansion. If we fail to realize the anticipated net sales growth of our international operations, our business and operating results could suffer.

Beacon’s business is subject to inherent risks including those arising from customer acceptance, lost customers, and market competition.

Customer Acceptance.  Beacon’s intended customers may be unfamiliar with the services and technologies offered by Beacon for any number of reasons and therefore hesitant to use Beacon’s products and services. As a result, the sales cycle involved in obtaining new customers could be longer than initially forecasted. Beacon will need to educate customers as to the benefits of its products and services; this education may be costly and time consuming. Thus, Beacon cannot accurately forecast the timing and recognition of net sales from marketing of its products and services to new customers. Delays in market acceptance of Beacon’s products and services could harm Beacon’s profitability.

Lost Customers.  There is no guarantee that customers will continue to use the services of Beacon. The business is inherently very competitive on certain commoditized aspects of our service offerings and Beacon may not be successful with its business model in retaining customers.

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

Beacon depends on its key employees.

Beacon is highly dependent on certain officers and employees. The loss of any of their services or Beacon’s inability to attract and retain other qualified employees could have an adverse impact on Beacon’s business and its ability to achieve its objectives. Beacon has employment and non-compete agreements with all key personnel. These agreements however will permit the employee to resign without cause at any time. Beacon may not be able to retain existing employees or be able to find, attract and retain other skilled personnel on acceptable terms.

Beacon has no patent protection for its products and services.

None of Beacon’s products or services is proprietary and, as a result, Beacon enjoys no patent protection. As a result, Beacon has a limited ability to protect what it does against infringement by others, including competitors who are larger and better capitalized.

Economic conditions could materially adversely affect us.

Our operations and performance depend significantly on national and worldwide economic conditions. Uncertainty about current national and global economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for our products and services. Other factors that could influence demand include conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on demand for our products and services and on our financial condition and operating results.

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

Our results of operations may fluctuate from quarter to quarter as a result of a number of factors, including our services mix, development timeline and the rate at which customers accept our service offerings. Accordingly, our future operating results may be subject to variability from quarter to quarter and could be adversely affected in any particular quarter. It is possible that our operating results will be below the expectations of investors.

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

Risks Relating to Ownership of Beacon Common Stock

No Assurances of a Public Market; Restrictions on Resale.

Although our Common Stock is currently traded on the OTC Bulletin Board (“OTC.BB”), trading may be extremely sporadic. A more active market for our common stock may not develop. Investors must be prepared to bear the economic risk of holding the securities for an indefinite period of time.

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

As a public company, Beacon incurs significant legal and accounting expenses associated with its public company reporting requirements.  Like many smaller public companies, Beacon faces a significant impact from required compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management of public companies to evaluate the effectiveness of internal control over financial reporting. The SEC has adopted rules implementing Section 404 for public companies as well as disclosure requirements. Any failure to implement effective or improved internal controls, or to resolve difficulties encountered in their implementation, could harm Beacon’s operating results, or cause a failure to meet reporting obligations or result in management assessing internal control over financial reporting as not sufficient. Any such result could cause investors to lose confidence in Beacon’s reported financial information, which could have a material adverse effect on its stock price.

Item 2.  Properties

Beacon’s corporate and executive offices are located at 9300 Shelbyville Road, Suite 1020, Louisville, KY 40222 in approximately 4,000 square feet of office space leased through March 2016. Additionally, we have offices in Cincinnati, OH consisting of approximately 6,500 square feet of office space leased through May 2016, Columbus, OH consisting of approximately 3,000 square feet leased through February 2012, and Prague, Czech Republic consisting of approximately 4,700 square feet leased through June 2015. We believe our facilities are adequate for the continuing operations of our existing business.

Item 3. Legal Proceedings

On September 7, 2010, Beacon was named a party in a lawsuit filed in Jefferson Circuit Court in the State of Kentucky, seeking $270 plus other costs, attorney’s fees and damages, regarding the Company's alleged conduct during the course of the purchase of the assets and assumption of certain liabilities of Strategic Communications, LLC. As of September 30, 2011, this suit was settled by the primary parties with no payment required by the Company.

During the year ended September 30, 2011, Beacon was named a party in a lawsuit filed in Swiss court, seeking approximately $232 of unpaid liabilities incurred in connection with the discontinued Datacenter Contractors AG (“DC”, formerly “Beacon Solutions AG”) subsidiary.  Although the outcome of this matter cannot be predicted at this time, a motion to dismiss was filed in commercial court and our council has advised that our basis for procedural arguments is strong.  As such no provision has been made in the  consolidated financial statements related to this action as of September 30, 2011, as the Company believes that the ultimate disposition of this matter will not have a material adverse effect on the Company’s financial position or results of operations.

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

The public market for our stock is limited and sporadic. The following table sets forth, for the period indicated, the high and low last sale price for our common stock as reported on the OTC Bulletin Board:

Quarter Ended	High	Low

Fiscal 2010

December 31, 2009	$1.01	$0.81
March 31, 2010	$1.50	$1.02
June 30, 2010	$1.53	$1.01
September 30, 2010	$1.10	$0.35

Fiscal 2011

December 31, 2010	$0.75	$0.35
March 31, 2011	$0.70	$0.38
June 30, 2011	$0.53	$0.25
September 30, 2011	$0.40	$0.18

Holders

As of December 5, 2011, we had approximately 215 stockholders of record.

Dividends

We have not paid cash dividends on shares of our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on shares of our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant.

Under our Articles of Incorporation and the Certificates of Designation of Series B, C-1 and C-2 Preferred Stock, without the consent of holders of a majority of each Series of Preferred Stock, we may not pay any dividends upon shares of Common Stock until we have paid the aggregate accrued dividends upon such preferred stock and such amounts that the holders of such preferred stock would receive if they were to convert their shares of preferred stock into shares of common stock.

Recent Sales of Unregistered Securities

Information related to sales of unregistered securities has been included in our Quarterly Reports on Form 10-Q for the periods ended December 31, 2009, March 31, 2010 and June 30, 2010, March 31, 2011 and June 30, 2011 as well as our Current Reports on Form 8-K filed October 2, 2009, October 15, 2009, October 19, 2009, November 3, 2009, November 12, 2009, November 24, 2009 and December 15, 2009 and May 30, 2011.

Securities Authorized for Issuance under Compensation Plans

At the Company’s annual meeting on May 26, 2011, shareholders approved a resolution to reserve and authorize an additional 1,000,000 shares under the 2008 Long-Term Incentive Compensation Plan, bringing the total reserved and authorized to 2,000,000.

Equity Compensation Plan Information

	(a)	(b)	(c)
	Number of securities to	Weighted-average	Number of securities remaining
	be issued upon exercise	exercise price of	available for future issuance under
	of outstanding options,	outstanding options,	equity compensation plans (excluding
As of September 30, 2011	warrants and rights	warrants and rights	securities reflected in column (a))

Equity compensation plans approved by security holders	934,696	$1.23	1,065,304

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

Results of Operations

For the years ended September 30, 2011 and 2010

          In order to best discuss and compare operations for the years ended September 30, 2011 and 2010 our North American and European operations will be presented and discussed separately.

North American Operations

	For the year ended September 30
	2011		2010
	North America		North America		Change

Net Sales	$11,142	100%	$10,273	100%	$869
Cost of materials sold	1,207	11%	1,405	14%	(198)
Cost of services	6,341	57%	5,035	49%	1,306
Gross profit	3,594	32%	3,833	37%	(239)
Operating expense
Salaries and benefits	5,112	46%	5,139	50%	(27)
Selling, general and administrative	3,024	27%	4,043	39%	(1,019)
Intercompany services	(2,552)	-23%	(328)	-3%	(2,224)
Non-cash loss from sale of unit	656		-		656
Loss from operations	(2,646)	NM	(5,021)	NM	2,375
Other expense	(1,022)		(244)		(778)
Change if Fair Value of Warrants	-		(4,373)		4,373
Net Loss before taxes	(3,668)		(9,638)		5,970

Income tax expense	(59)		(49)		(10)

Net loss from continuing operations	(3,727)		(9,687)		5,960
Net income from discontinued operations	-		-
Net loss	$(3,727)		$(9,687)		$5,960

Net sales from our North American operations for the years ended September 30, 2011 and 2010 was $11,142 and $10,273.  Year to date sales growth of 8% reflects our ability to penetrate the market and increase understanding and acceptance of the value add and cost savings our service offerings provide.

	For the years ended September 30,
	2011	2010
	North America	North America	Change

Cost of services
Direct labor	1,639	1,884	(245)
Subcontractor	4,231	2,745	1,486
Project expenses	471	406	65
Total cost of services	6,341	5,035	1,306

Cost of services increased for the years ended September 30, 2011 compared to the same period in 2010 as a result of increased volume and a shift in our business model whereby we utilize subcontractors to perform a larger portion of our service delivery as opposed to internal resources.  This change in business model was also the source of the reduction in direct labor expenses in 2011 compared to the same period in 2010.  In addition, sales in 2011 reflect a sales mix weighted toward our infrastructure management services business versus design and engineering services, which tend to be higher margin services, accounting for our overall margin decline.

Salaries and benefits of approximately $5,112 and $5,139 for the years ended September 30, 2011 and 2010 consisted of salaries and wages of approximately $3,326 and $2,913, benefits and payroll taxes of $968 and $943. Non-cash share-based compensation of $740 and $1,116 related primarily to granted stock options is included in salaries and wages and commissions and bonuses of $78 and $167.  While headcount was reduced, the increase in salaries year to date is attributable to a workforce shift to a higher salaried professional administrative and management workforce, the increase in salaries being offset by reduced share based compensation expense due to vesting and option forfeitures through workforce attrition.

	For the years ended September 30,
	2011	2010
	North America	North America	Change

Selling, general and administrative
Professional fees	808	1,352	(544)
Travel	379	473	(94)
Business Insurance	316	205	111
Depreciation and Amortization	311	551	(240)
Office related	307	300	7
Telecommunications and data	206	345	(139)
Bad debt	161	146	15
Other administrative services	536	671	(135)
Total selling, general and administrative	3,024	4,043	(1,019)

The reduction of selling, general and administrative costs reflects an ongoing, concerted effort to streamline operations and control costs, through negotiating fixed fee arrangements and eliminating duplicate or inefficient services, all the while increasing the efficiency and scalability of Beacon’s administrative infrastructure.  Management continues to monitor expenses in relation to business volume to achieve optimum results.

Included in the loss from operations is a non-cash charge of $656 related to the sale of a unit in our middle market business.  This transaction has allowed the company to reduce associated costs while continuing to move our focus to our core business.

European Operations
	For the year ended September 30
	2011		2010
	Europe		Europe		Change

Net Sales	$7,752	100%	$3,723	100%	$4,029
Cost of materials sold	16	0%	153	4%	(137)
Cost of services	4,610	59%	1,487	40%	3,123
Gross profit	3,126	40%	2,083	56%	1,043
Operating expense				0%
Salaries and benefits	456	6%	897		(441)
Selling, general and administrative	960	12%	1,516	41%	(556)
Intercompany services	2,552	33%	328	9%	2,224
Loss from operations	(842)	NM	(658)	-18%	(184)
Other expense	(119)		(15)	NM	(104)

Net loss before taxes	(961)		(673)		(288)

Income tax expense	18		(14)		32

Net (loss) from continuing operations	(943)		(687)		(256)
Net income (loss) from discontinued operations	7,892		(8,181)		16,073
Net income (loss)	$6,949		$(8,868)		$15,817

Net sales from European operations for the years ended September 30, 2011 and 2010 was $7,752 and $3,723 and show the growth in this segment as our operations gain traction in Europe.  The increase in net sales reflects our success in leveraging our experiences to increase business from our largest customer and gain access to new markets.  We expect our ability to grow net sales in our European segment will continue as we onboard new programs and expand into new markets.

	For the years ended September 30,
	2011	2010
	Europe	Europe	Change

Cost of services
Direct Labor	260	-	260
Subcontractor	4,081	1,060	3,021
Project expenses	269	427	(158)
Total cost of services	4,610	1,487	3,123

The increase in cost of services sold primarily reflects the increased net sales in Europe in 2011.  In addition, the increase illustrates the maturing business in Europe and installation of our subcontractor business model.  The volume and shift in work being delivered by subcontractors rather than internal resources is primarily responsible for the increase in subcontractor cost incurred in 2011, as a percentage of sales, in comparison with the same periods in 2010.

Additionally, gross profit as a percentage of sales decreased significantly during year ended September 30, 2011 compared to 2010 due to the majority of work being completed in European countries with higher cost structures and change in product mix away from higher margin professional services toward our infrastructure management services, which typically are higher cost and lower margin because the work is delivered by subcontractors.

Salaries and benefits of approximately $456 and $897 for the years ended September 30, 2011 and 2010 consisted of salaries and wages of $217 and $734, and $239 and $163 of related benefits.  The decrease in salaries resulting from reducing headcount in the European market based on our better understanding of staffing needs.

	For the years ended September 30,
	2011	2010
	Europe	Europe	Change

Selling, general and administrative
Bad debt	367	580	(213)
Outside services	233	81	152
Professional fees	79	283	(204)
Travel	63	266	(203)
Office related	167	163	4
Other administrative services	51	143	(92)
Total selling, general and administrative	960	1,516	(556)

The overall decrease reflects our operating experience in Europe which we leveraged to improve the structure and operating efficiency of the administrative function.

Liquidity and Capital Resources

For the year ended September 30, 2011, we generated net income of $3,222, which includes income from discontinued operations of $7,892 (see Note 4), non-cash expenses for share based compensation of $1,022, non-cash depreciation and amortization expense of $350 and cash used in continuing operations amounting to $1,306. Our accumulated deficit amounted to $36,583, while we had cash of $861 and a working capital deficit of $2,169.

Financing transactions we completed during the year ended September 30, 2011 include the following:

On August 17, 2010 we entered into a long term line of credit facility with one of our directors for $4,000, the facility has an annual interest rate of 7.73% on any outstanding balance and a facility fee of the greater of $40 or 1% of the unused balance.  Additionally, 15,000 warrants, with a five year term exercisable at $1.00 per share, per month are earned for each month the facility is outstanding.    On August 12, 2011, the Company modified this agreement, extending the term another 24 months, and reducing the credit facility to $2,000, with an annual interest rate of 7.75% on any outstanding balance.  On October 26, 2011, the Company has decided to terminate the long term line of credit facility and associated put right entered into on August 17, 2010 and revised August 12, 2011, with one of our directors.  See Note 10 for additional details.

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

In light of the recent progress we made in the execution of our business plan, the funding that occurred during the year, the proceeds from the Senior Secured Notes and C-3 private placement subsequent to year end (See Note 17 – Subsequent Events for information regarding additional financing) , we believe that our currently available cash and the funds expected to be generated from operations will enable us to operate our business and repay our debt obligations as they become due through October 1, 2012.

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

Off-Balance Sheet Arrangements

We have four operating lease commitments for real estate used for office space.

Contractual Obligations as of September 30, 2011:

The following is a summary of our contractual obligations and their respective maturity dates as of September 30, 2011:

Contractual Obligations	Total	2012	2013	2014	2015	2016

Long-term debt obligations	$3,304	$3,280	$24	$-	$-	$-
Interest obligations (1)	279	279	-	-	-	-
Operating lease obligations (2)	1,002	243	243	239	198	79

	$4,585	$3,802	$267	$239	$198	$79

(1)	Interest obligations assume Prime Rate of 3.25% at September 30, 2011. Interest rate obligations are presented through the maturity dates of each component of long-term debt.

(2)
Operating lease obligations represent payment obligations under non-cancelable lease agreements classified as operating leases and disclosed pursuant to ASC 840 “Accounting for Leases,” as may be modified or supplemented. These amounts are not recorded as liabilities as of the current balance sheet date.

Dividends on Series A and A-1 Preferred Stock are payable quarterly at an annual rate of 10%,  Series B, Series C-1 and C-2 Preferred Stock are payable quarterly at an annual rate of 6% in cash or the issuance of additional shares of Preferred Stock. If we were to fund dividends accruing during the year ending September 30, 2011 in cash, the total obligation would be $247 based on the number of shares of Series A, A-1,  B, C-1 and C-2 Preferred Stock outstanding as of September 30, 2011.

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

Working Capital

As of September 30, 2011, our current liabilities exceed current assets by approximately $2,169 with the largest components being accounts payable and senior secured debt.  The $100 bridge note recorded in current liabilities is convertible into common stock and the note agreement provides for vesting of additional warrants to purchase shares of common should the holders continue to hold the debt and immediate vesting of the additional warrants upon conversion.

Critical Accounting Policies and Estimates

We consider the following to be critical policies: revenue and cost recognition, share based payments, common stock purchase warrants and other derivative financial instruments and fair value of financial assets and liabilities.

Recent Accounting Pronouncements

The information contained in Note 3 to the accompanying consolidated financial statements included in Item 8 to this annual report is incorporated herewith by reference.

Item 8. Financial Statements and Supplementary Data

Consolidated Financial Statements of Beacon Enterprise Solutions Group, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Stockholders
Beacon Enterprise Solutions Group, Inc.

We have audited the accompanying consolidated balance sheets of Beacon Enterprise Solutions Group, Inc. and Subsidiaries (the “Company”) as of September 30, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Beacon Enterprise Solutions Group, Inc. and subsidiaries, as of September 30, 2011 and 2010, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

New York, NY
December 12, 2011

Beacon Enterprise Solutions Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(all amounts in 000's except share and per share data)

	September 30,	September 30,
	2011	2010

ASSETS

Current assets:
Cash and cash equivalents	$861	$246
Accounts receivable, net	3,752	4,535
Inventory, net	-	557
Prepaid expenses and other current assets	1,345	357
Current assets of discontinued operations	-	133
Total current assets	5,958	5,828

Property and equipment, net	249	420
Goodwill	2,792	2,792
Other intangible assets, net	2,905	3,011
Other assets	18	20
Total assets	$11,922	$12,071

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Bridge note - related party	$100	$100
Current portion of long-term debt	180	379
Senior secured notes payable, net of unamortized deferred debt discount of $48	2,952	-
Accounts payable	3,204	2,971
Accrued expenses and other current liabilities	1,691	880
Current liabilities of discontinued operations	-	8,558
Total current liabilities	8,127	12,888

Non-current line of credit - related party	-	630
Long-term debt, less current portion	24	403
Deferred tax liability	212	153
Total liabilities	8,363	14,074

Stockholders' equity (deficiency)
Preferred Stock: $0.01 par value, 5,000,000 shares authorized, 1,491 and 1,041 shares issued and outstanding at September 30, 2011 and 2010, respectively, in the following classes:
Series A convertible preferred stock, $1,000 stated value, 4,500 shares authorized, 30 shares issued and outstanding at September 30, 2011 and 2010, respectively, (liquidation preference $96)	30	30
Series A-1 convertible preferred stock, $1,000 stated value, 1,000 shares authorized, 311 shares issued and outstanding at September 30, 2011 and 2010, respectively, (liquidation preference $471)	311	311
Series B convertible preferred stock, $1,000 stated value, 4,000 shares authorized, 700 shares issued and outstanding at September 30, 2011 and 2010, respectively, (liquidation preference $1,020)	700	700
Series C-1 convertible preferred stock, $1,500 stated value, 400 shares authorized, 350 issued and outstanding at September 30, 2011 (liquidation preference $703)	525	-
Series C-2 convertible preferred stock, $1,500 stated value, 2,000 shares authorized, 100 issued and outstanding at September 30, 2011 (liquidation preference $198)	150	-
Common stock, $0.001 par value 70,000,000 shares authorized 37,611,396 and 37,376,396 shares issued and outstanding at September 30, 2011 and 2010, respectively	38	37
Additional paid in capital	38,342	37,137
Accumulated deficit	(36,583)	(39,711)
Accumulated other comprehensive income (loss)	46	(507)
Total stockholders' equity (deficiency)	3,559	(2,003)
Total liabilities and stockholders' equity (deficiency)	$11,922	$12,071

The accompanying notes are an integral part of these consolidated financial statements.

Beacon Enterprise Solutions Group, Inc. and Subsidiaries
Consolidated Statements of Operations
(all amounts in 000's except share and per share data)

	For the	For the
	Year Ended	Year Ended
	September 30,	September 30,
	2011	2010
Net sales	$18,894	$13,996
Cost of goods sold	1,223	1,558
Cost of services	10,951	6,522
Gross profit	6,720	5,916
Operating expenses
Salaries and benefits	5,568	6,036
Selling, general and administrative	3,984	5,559
Loss on sale of unit	656	-
Total operating expenses	10,208	11,595
Loss from operations	(3,488)	(5,679)

Other expenses
Interest expense	(420)	(241)
Other expenses	(721)	(18)
Change in fair value of warrants	-	(4,373)
Total other expenses	(1,141)	(4,632)

Net loss before income taxes	(4,629)	(10,311)

Income tax expense	(41)	(63)

Loss from continuing operations	(4,670)	(10,374)
Income (loss) from discontinued operations	7,892	(8,181)

Net income (loss)	3,222	(18,555)

Preferred Stock:
Contractual dividends	(94)	(175)
Deemed dividends related to beneficial conversion feature	-	(99)
Net income (loss) available to common stockholders	$3,128	$(18,829)

Net loss per share to common stockholders - basic and diluted
Net loss per share from continning operations	(0.12)	(0.32)
Net income (loss) per share from discontinued operations	0.21	(0.25)
	$0.09	$(0.57)

Weighted average shares outstanding basic and diluted	37,417,368	32,254,769

Other comprehensive income, net of tax
Net income (loss)	$3,128	$(18,829)
Foreign currency translation adjustment	553	(28)
Comprehensive income (loss)	$3,681	$(18,857)

The accompanying notes are an integral part of these consolidated financial statements.

Beacon Enterprise Solutions Group, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity (Deficiency)
(all amounts in 000's except share data)

	Series A Convertible		Series A-1 Convertible		Series B Convertible		Series C-1 Convertible		Series C-2 Convertible						Accumulated
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional		Other
		$1,000 Stated		$1,000 Stated		$1,000 Stated		$1,000 Stated		$1,000 Stated		$0.001 Par	Paid-In	Accumulated	Comprehensive
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Income	Total
Balance at September 30, 2009	1,984	$1,984	752	$752	700	$700	-	$-	-	$-	24,655,990	$25	$17,977	$(16,254)	$10	$5,194

Cumulative effect of change in accounting principle - fair value of warrants with anti dilutive rights														(4,628)		(4,628)
Relcassification of derivative financial instruments													10,095			10,095
Vested portion of share based payments to employee for services													1,082			1,082
Common Stock issued in private placement											3,795,295	4	1,884			1,888
Private placement offering costs													(584)			(584)
Warrants issued for extension of non-interest bearing note													64			64
Warrants issued under consulting agreements													199			199
Common Stock issued for contingent earnout											175,000
Common Stock issued for investor relations agreements											100,000		66			66
Amortization of non-employee stock options issued for performance of services													34			34
Conversion of preferred shares to common stock	(1,993)	(1,993)	(462)	(462)							3,286,372	3	2,452
Common Stock issued upon exercise of warrants											4,738,966	5	3,659			3,664
Shares issued in conversion of bridge note to common											183,620		110			110
Cashless warrant exercises											441,153
Preferred Stock contractual dividends														(175)		(175)
Preferred Stock contractual dividends paid in kind	39	39	21	21												60
Preferred stock deemed dividend													99	(99)

Foreign currency translation adjustment															(517)	(517)
Net loss														(18,555)		(18,555)

Balance at September 30, 2010	30	$30	311	$311	700	$700	-	$-	-	$-	37,376,396	$37	$37,137	$(39,711)	$(507)	$(2,003)

Vested portion of share based payments to employees for services													688			688
Warrants issued under consulting agreements													183			183
Amortization of market value of common stock vested for investor relations agreement													23			23
Common Stock issued for investor relations agreements											160,000	1	31			32
Amortization of non-employee stock options issued for performance of services													63			63
Warrant issued for credit facility													71			71
Discount on senior secured notes payable													180			180
Warrants issued for construction bond													15			15
Placement agent warrants													-			-
Restricted stock issued for services											75,000	-	19			19
Preferred Stock contractual dividends														(94)		(94)
Preferred Stock issued in private placement							350	525	100	150						- 675
Private placement offering costs													(68)			(68)

Net income														3,222		3,222
Net change in accumulated comprehensive income															553	553

Balance at September 30, 2011	30	$30	311	$311	700	$700	350	$525	100	$150	37,611,396	$38	$38,342	$(36,583)	$46	$3,559
Common Stock issued for contingent earnout

The accompanying notes are an integral part of these consolidated financial statements.

Beacon Enterprise Solutions Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(all amounts in 000's)

	For the Year	For the Year
	Ended	Ended
	September 30,	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,222	$(18,555)
Net (income) loss from discontinued operations (including gain on deconsolidation of $7,892)	(7,892)	8,181
Net loss from continuing operations	(4,670)	(10,374)
Adjustments to reconcile net income (loss) to net cash used in continuing operating activities:
Loss on sale of unit	656	-
Change in reserve for obsolete inventory	55	(10)
Change in reserve for doubtful accounts	488	710
Depreciation and amortization	350	589
Non-cash interest	71	136
Share based payments	1,022	1,381
Amortization of deferred finance fees	250	-
Amortization of debt discount	132	-
Change in fair value of warrants with anti-dilution rights	-	4,373
Change in deferred tax liability	59	50
Changes in operating assets and liabilities:
Accounts receivable	281	(2,176)
Inventory	(41)	58
Prepaid expenses and other assets	(768)	128
Accounts payable	234	897
Accrued expenses and other current liabilities	575	(1,900)
CASH USED IN CONTINUING OPERATING ACTIVITIES	(1,306)	(6,138)
CASH PROVIDED BY DISCONTINUED OPERATIONS	-	1,298

NET CASH USED IN OPERATING ACTIVITIES	(1,306)	(4,840)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(118)	(342)
Capital expenditures of discontinued operations	-	(183)
NET CASH USED IN INVESTING ACTIVITIES	(118)	(525)
CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES
Proceeds from sale of common stock, net of offering costs	-	2,398
Proceeds from warrant exercises, net of offering costs	-	3,631
Proceeds from issuance of notes	-	765
Proceeds from issuance of senior secured notes payable, net of offering co	2,667	-
Proceeds from non-current line of credit - related party	310	630
Proceeds from sale of preferred stock, net of offering costs	607	-
Payments on non-current line of credit - related party	(940)	(50)
Payments on short term debt	-	(1,265)
Repayment of convertible notes	-	(298)
Payments of notes payable	(579)	(496)
NET CASH PROVIDED BY CONTINUING FINANCING ACTIVITIES	2,065	5,315
Effect of exchange rate changes on cash and cash equivalents	(26)	69
NET INCREASE IN CASH AND CASH EQUIVALENTS	615	19
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	246	227
CASH AND CASH EQUIVALENTS - END OF PERIOD	$861	$246
Supplemental disclosures
Cash paid for:
Interest	$285	$105
Income taxes	$-	$-
Non-cash investing and financing activites:
Conversion of debt to common stock	$-	$110
Settlement of account payable with common stock	$-	$235

Accrued dividends	$247	$154

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

For the year ended September 30, 2011, we generated net income of $3,222, which includes income from discontinued operations of $7,892 (see Note 4), non-cash expenses for share based compensation of 1,022, non-cash depreciation and amortization expense of $350 and cash used in continuing operations amounting to $1,306. Our accumulated deficit amounted to $36,583, while we had cash of $861 and a working capital deficit of $2,169.

On September 30, 2011, we sold a unit of our business that was deemed outside our core business.  The resulting transaction consisted of disposing the inventory and related assets of the unit, for which we recognized a loss of $656, in exchange for a three year interest in the sales of the disposed unit.

Financing transactions we completed during the year ended September 30, 2011 include the following:

On August 17, 2010 we entered into a long term line of credit facility with one of our directors for $4,000, the facility has an annual interest rate of 7.73% on any outstanding balance and a facility fee of the greater of $40 or 1% of the unused balance.  Additionally, 15,000 warrants, with a five year term exercisable at $1.00 per share, per month are earned for each month the facility is outstanding. On August 12, 2011, the Company modified this agreement, extending the term another 24 months, and reducing the credit facility to $2,000, with an annual interest rate of 7.75% on any outstanding balance.  On October 26, 2011, the Company has decided to terminate the long term line of credit facility and associated put right entered into on August 17, 2010 and revised August 12, 2011, with one of our directors.  See Note 10 for additional details.

On November 23, 2010, we initiated a private placement (the “Placement”) of up to $3,000 of 12 month Senior Secured Notes (“Notes”) with warrants to purchase 150 shares of Beacon’s common stock at $0.40 per share for every $1 in principal invested, with interest at 9% APR.  Net proceeds were used to repay and replace an existing Senior Secured Bank Note totaling approximately $300 and for general working capital purposes.  The Placement expired on March 30, 2011, the date the Maximum was raised, with net proceeds received of $2,667 (gross proceeds of $3,000 less offering costs of $333).

On March 25, 2011 Beacon offered in a private placement 350 units of preferred stock (the "Series C-1 Units"), to two existing stockholders, at a purchase price of $2 per Series C-1 Unit.  See Note 8 for more details.  As of June 30, 2011, we completed the sale of 350 Series C-1 Units for an aggregate purchase price of $525 and issued 350,000 warrants having a fair value, as determined using the Black Scholes pricing model, of $112

On May 4, 2011 Beacon offered in a private placement 100 units of preferred stock (the "Series C-2 Units"), at a purchase price of $2 per Series C-2 Unit, for an aggregate purchase price of $150 and issued 100,000 warrants having a fair value, as determined using the Black Scholes pricing model, of $32.

Based on the recent progress we made in the execution of our business plan, the funding that occurred during the year and subsequent funding, we believe that our currently available cash and the funds expected to be generated from operations will enable us to operate our business and repay our debt obligations as they become due through October 1, 2012.  However, we may require additional capital in order to execute our business plan. If we are unable to raise additional capital, or encounter unforeseen circumstances that place constraints on our capital resources, we will be required to take various measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing our business development activities, suspending the pursuit of our business plan, and controlling overhead expenses. We cannot provide any assurance that we will raise additional capital. We have not secured any commitments for new financing at this time, nor can we provide any assurance that new financing will be available to us on acceptable terms, if at all.

NOTE 3 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Beacon Enterprise Solutions Group, Inc., a Nevada corporation and its wholly-owned subsidiaries including BESG Ireland Ltd. and Beacon Solutions S.R.O., which began operations November 1, 2009 and January 1, 2010, respectively.  Additionally, Datacenter Contractors AG (formerly Beacon Solutions AG) acquired on July 29, 2009 and discontinued as of June 30, 2010, has been deconsolidated due to the cessation of our controlling financial interest in the subsidiary (see Note 4).  All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications
Certain amounts in the prior period financial statement have been reclassified to conform to the current period presentation.

Use of Estimates

 The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions include valuing equity securities and derivative financial instruments issued in financing transactions and share based payment arrangements, accounts receivable reserves, inventory reserves, deferred taxes and related valuation allowances and estimating the fair values of long lived assets to assess whether impairment charges may be necessary. Certain of our estimates, including accounts receivable and inventory reserves and the carrying amounts of intangible assets could be affected by external conditions including those unique to our industry and general economic conditions. It is reasonably possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. We re-evaluate all of our accounting estimates at least quarterly based on these conditions and record adjustments, when necessary.

Discontinued Operations

For purposes of determining discontinued operations, the Company has determined Datacenter Contractors AG, included with our European segment, is a component of the Company within the context of ASC 205-20 Discontinued Operations.  Transactions that result in the disposal of a component, thereby eliminating the cash flows of that component from our operations, and for which we have no continuing involvement are reported as discontinued operations.  Consequently, the Company has classified the results of operations of Datacenter Contractors AG as discontinued operations for all periods presented.

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

During the year ended September 30, 2010 we recognized approximately $16,948 of net sales under the aforementioned contract, which is reported in discontinued operations in the accompanying consolidated statement of operations (Note 4).  We measured our progress on this contract through September 30, 2010 under the percentage-of-completion method of accounting in which sales value was estimated on the basis of physical completion to date (the total contract amount multiplied by percent of performance to date less revenues recognized in previous periods). We applied this method of measurement because management considered it to be the most objective measurement of progress in the circumstance.

When applicable we also record losses on contracts in progress during the period in which it is determined that a loss would be incurred on a construction type contract.

As of September 30, 2011 we deconsolidated the results of this operation due to a cessation of control and recorded a gain of $7,892 in discontinued operations, which principally consists of the elimination of net liabilities of the operation (Note 4).

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

We recognized approximately $135 and $614 from multiple element arrangements for the years ended September 30, 2011 and 2010, respectively and $13,746 and $7,737 from time and material contacts that did not include multiple-element arrangements for the years ended September 30, 2011 and 2010, respectively.

Professional Services Sales

We generally bill our customers for professional telecommunications and data consulting services based on hours of time spent on any given assignment at our hourly billing rates. As it relates to delivery of these services, we recognize sales under these arrangements as the work is performed and the customer has indicated their acceptance of services by approving a completion order. We generated approximately $5,013 and $5,645 of professional services sales during the years ended September 30, 2011 and 2010, respectively.  The Company accounts for sales taxes collected on behalf of government authorities using the net method. Pursuant to this method, sales taxes are included in the amounts receivable and a payable is recorded for the amounts due to the government agencies.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

No such items existed as of September 30, 2011 or 2010.

Foreign Currency Reporting

The consolidated financial statements are presented in United States Dollars in accordance with ASC 830, “Foreign Currency Matters”.  Accordingly, the Company’s subsidiaries, BESG Ireland Ltd, Datacenter Contractors AG and Beacon Solutions S.R.O. use the local currency (Euros, Swiss Francs and Czech Crowns, respectively) as their functional currencies. Assets and liabilities are translated at exchange rates in effect at the balance sheet date, and net sales and expense accounts are translated at average exchange rates during the period.  Resulting translation adjustments of $46 and ($507) were recorded in comprehensive (loss) income in the accompanying consolidated balance sheets for the years ended September 30, 2011 and 2010.

Customer Concentration

For the years ended September 30, 2011 and 2010, our largest customer accounted for approximately 78% and 64% of sales, respectively. As of September 30, 2011 and 2010 the accounts receivable balance for this customer was $2,995 and $3,941, respectively.  Although we expect we will continue to have a high degree of customer concentration our customer engagements are typically covered by multi-year contracts or master service agreements under which we have been operating for a number of years.  In addition, current economic conditions could harm the liquidity of and/or financial position of our customers or suppliers, which could in turn cause such parties to fail to meet their contractual or other obligations to us.

Advertising Expense

Advertising costs are expensed as incurred. Advertising expense amounted to $6 and $38 for the years ended September 30, 2011 and 2010.

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

We have established an allowance for doubtful accounts as an estimate of potential credit risk due to current market conditions. We perform ongoing credit evaluation of our customers’ financial condition when we deem appropriate.  Beacon has a policy of reserving for uncollectible accounts based on, among other things, historical collection experience, a review of the current aging status of customer receivables, a review of specific information for those customers deemed to be higher risk and other external factors including the current economic environment and conditions in the credit markets could affect the ability of our customers to make payments. We evaluate the adequacy of the allowance for doubtful accounts at least quarterly.

Unfavorable changes in economic conditions might impact the amounts ultimately collected from our customers and therefore could result in changes to the estimated allowance and future results of operations could be materially affected. Account balances deemed to be uncollectible or otherwise settled with a customer are charged to the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. We currently believe the majority of our receivables are collectible due to the nature of the industry. The allowance for doubtful accounts amounted to $1,365 and $866 as of September 30, 2011 and 2010, respectively.

Inventory

Inventory, which consists of business telephone systems and associated equipment and parts, is stated at the lower of cost (first-in, first-out method) or market. In the case of slow moving items, we may write down or calculate a reserve to reflect a reduced marketability for the item. The actual percentage reserved will depend on the total quantity on hand, its sales history, and expected near term sales prospects. When we discontinue sales of a product, we will write down the value of inventory to an amount equal to its estimated net realizable value less all applicable disposition costs. Slow moving items include spare parts for older phone systems that we use to repair or upgrade customer phone systems.  As of September 30, 2011, we have disposed of our inventory (Note 6).

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and cash equivalents. We maintain our cash accounts at high quality financial institutions with balances, at times, in excess of federally insured limits. As of September 30, 2011 and 2010, we had no deposits in excess of federally insured limits. Management believes that the financial institutions that hold our deposits are financially sound and therefore pose minimal credit risk.

Goodwill and Intangible Assets

We account for goodwill and intangible assets in accordance with ASC 350 Intangibles - Goodwill and Other, ASU 2011-08 Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment. ASC 350 requires that goodwill and other intangibles with indefinite lives should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

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

We review goodwill for possible impairment by comparing the fair value of the reporting unit to the carrying value of the assets. If the fair value exceeds the carrying value of net asset, no goodwill impairment is deemed to exist, except in circumstances in which the carrying value is less than zero. If the carrying value of the reporting unit is less than zero or the fair value does not exceed the carrying value, goodwill is tested for impairment and written down to its implied value if it is determined to be impaired.  Based on a review of the fair value of our reporting unit, no impairment is deemed to exist as of September 30, 2011 or 2010.

Given the current economic environment and the uncertainties regarding the potential impact on the Company’s business, if forecasted net sales and margin growth rates of our reporting units are not achieved, it is at least reasonably possible that triggering events could arise that would require us to evaluate the carrying amount of our goodwill for possible impairment prior to the next annual review that we would perform as of September 30, 2012. If a triggering event causes an impairment review to be required before the next annual review, it is not possible at this time to determine if an impairment charge would result or if such charge would be material.

Our amortizable intangible assets consist of customer relationships and covenants not to compete. These costs are being amortized using the straight-line method over their estimated useful lives. We amortize customer relationships on a straight line basis over a 15 year estimated useful life. The covenants not to compete are amortized on a straight line basis over a twenty four month estimated useful life. Amortization expense for the year ended September 30, 2011 and 2010 was $106 and $331.

We review the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value. No impairment was deemed to exist as of September 30, 2011 and 2010. We intend to re-evaluate the carrying amounts of our amortizable intangibles at least quarterly to identify any triggering events. As described above, if triggering events require us to undertake an impairment review, it is not possible at this time to determine whether it would be necessary to record a charge or if such charge would be material.

Preferred Stock

We apply the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity” when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. We classify conditionally redeemable preferred shares (if any), which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control, as temporary equity. At all other times, we classify our preferred shares in stockholders’ equity. Our preferred shares do not feature any redemption rights within the holders’ control or conditional redemption features not within our control as of September 30, 2011 and 2010. Accordingly all issuances of preferred stock are presented as a component of consolidated stockholders’ equity (deficiency).

Convertible Instruments

We evaluate and account for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities”.

Applicable generally acceptable accounting practices (“GAAP”) requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule when the host instrument is deemed to be conventional as that term is described under applicable GAAP.

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

Common Stock Purchase Warrants and Other Derivative Financial Instruments

We classify as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provides us a choice of net-cash settlement or settlement in our own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company’s own stock as defined in ASC 815-40 (“Contracts in Entity’s Own Equity”). We classify as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside our control) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). We assess classification of our common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

Our free standing derivatives consist of warrants to purchase common stock that we issued to three founding stockholders/directors and one independent qualified investor in connection with the Bridge Financing Facility and Bridge Notes described in Note 10, warrants issued pursuant to equity financing arrangements furnished by one of our directors as described in Note 12, warrants issued to the Series A, A-1, C-1 and C-2 Preferred Stock stockholders, and warrants issued to the placement agent and its affiliates in connection with various Private Placements described in Note 13. We evaluated the common stock purchase warrants to assess their proper classification in the balance sheet as of September 30, 2011 and 2010 using the applicable classification criteria enumerated under GAAP. We determined that the common stock purchase warrants do not feature any characteristics permitting net cash settlement at the option of the holders. Accordingly, these instruments have been classified in stockholders’ equity in the accompanying consolidated balance sheet as of September 30, 2011 and 2010.

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

As described in Note 14, we completed our assessment of uncertain tax positions for the years ended September 30, 2011 and 2010, including the effects of the Share Exchange Transaction described in Note 1 and business combinations completed as described in Note 4. Based on this assessment, we have determined that we have no material uncertain income tax positions requiring recognition or disclosure for the years ended September 30, 2011 and 2010.

In many cases, our tax positions are related to tax years that remain subject to examination by relevant tax authorities. We file income tax returns in the United States (federal), Ireland and the Czech Republic as well as various state and local jurisdictions. In most instances, we are no longer subject to federal, state and local income tax examinations by taxing authorities for years prior to 2009.

Net Loss Per Share

Basic net income (loss) per share is computed by dividing net income (loss) per share available to common stockholders by the weighted average shares of common stock outstanding for the period and excludes any potentially dilutive securities. Diluted earnings per share reflect the potential dilution that would occur upon the exercise or conversion of all dilutive securities into common stock. The computation of income (loss) per share for the years ended September 30, 2011 and 2010 excludes potentially dilutive securities because their inclusion would be anti-dilutive.

Shares of common stock issuable upon conversion or exercise of potentially dilutive securities at September 30, 2011 are as follows:
			Total
	Stock	Common	Common
	Options and	Stock	Stock
	Warrants	Equivalents	Equivalents

Series A Convertible Preferred Stock with Warrants	20,131	40,263	60,394
Series A-1 Convertible Preferred Stock with Warrants	207,260	414,518	621,778
Series B Convertible Preferred Stock with Warrants	350,000	875,000	1,225,000
Series C Convertible Preferred Stock with Warrants	450,000	900,000	1,350,000
Common Stock Offering Warrants	2,807,322	-	2,807,322
Placement Agent Warrants	2,937,497	-	2,937,497
Affiliate Warrants	55,583	-	55,583
Bridge Financing	285,500	166,667	452,167
Convertible Notes Payable Warrants	50,000	-	50,000
Senior Secured Notes Payable Warrants	449,999	-	449,999
Compensatory Warrants	300,000	-	300,000
Bonding Warrants	33,120	-	33,120
Equity Financing Arrangements Warrants	881,662	-	881,662
Consulting Warrants	2,500,000		2,500,000
Employee Stock Options	3,434,696	-	3,434,696
Non-Employee Stock Options	250,000	-	250,000

	15,012,770	2,396,448	17,409,218

Recent Accounting Pronouncements

 In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our consolidated financial position or results of operations.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (ASU 2011-08), to simplify how entities test goodwill for impairment. ASU 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. The guidance provided by this update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, but early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." This ASU addresses fair value measurement and disclosure requirements within Accounting Standards Codification ("ASC") Topic 820 for the purpose of providing consistency and common meaning between U.S. GAAP and IFRSs. Generally, this ASU is not intended to change the application of the requirements in Topic 820. Rather, this ASU primarily changes the wording to describe many of the requirements in U.S. GAAP for measuring fair value or for disclosing information about fair value measurements. This ASU is effective for periods beginning after December 15, 2011.  It is not expected to have any impact on the Company’s consolidated financial statements or disclosures.

In December 2010 the FASB issued ASU 2010-28, “Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts by requiring an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This update will be effective for fiscal years beginning after December 15, 2010. The adoption of this pronouncement is not anticipated to have a material impact on the Company’s consolidated financial position and results of operations.

Other accounting standards that have been issued or proposed by the FASB and SEC and/or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 4 —	DISCONTINUED OPERATIONS

On November 12, 2009, Datacenter Contractors AG (“DC”, formerly known as “Beacon Solutions AG”), a wholly owned subsidiary of BESG Ireland Ltd., entered into a two-phase project management services agreement for the design and construction of a data center in Zurich, Switzerland.  DC’s operations principally consisted of services provided to one significant customer under a specific contract and were previously reported in the Company’s European operating segment.  Phase 1 of the agreement was completed in June 2010.  Phase 2 of the agreement relates to the completion of the data center and was valued to the Company at approximately $10,000 in net sales.

In June 2010, the customer notified the Company that it was terminating the agreement and cancelling Phase 2 due to a claimed breach.  The Company and customer entered into negotiations regarding the possible continuation of the agreement which did not materialize.  On December 14, 2010, Beacon announced that, as a result of DC’s inability to reach a settlement of unpaid invoices by its largest debtor, the DC Board has filed the relevant statutory notices with the local judge in Switzerland in accordance with its fiduciary obligations under Swiss law.  As a result of this action, Beacon ceases to have a controlling financial interest in DC and therefore, in accordance with ASC 810-10-65, must deconsolidate the subsidiary from the consolidated financial statements for the year ended September 30, 2011.  The resultant deconsolidation generated a net income of $7,892, for the ended September 30, 2011 which is mainly composed of the elimination of the net liabilities of the discontinued DC operations from Beacon’s operations.

The assets and liabilities of DC have been classified on the consolidated balance sheets as current assets and liabilities of discontinued operations.  The assets and liabilities comprising the balances, as classified in our consolidated balance sheets, consist of:

As of
September 30,
2010
ASSETS
Cash	$46
Accounts receviable	87
Total assets	$133
LIABILITIES
Accounts payable	$7,554
Accrued expenses	1,004
Total liabilities	$8,558

The following table presents the results of the discontinued operations.

For the Year
Ended
September 30,
2010

Net Sales	$16,948

Net loss before taxes	(8,181)
Income taxes	-
Net loss from discontinued operations	$(8,181)

As part of the discontinued operations, goodwill and intangible assets recorded as a result of the acquisition of Symbiotec Solutions AG were deemed impaired and therefore written off as of September 30, 2010 in the amount of $254 and $396, respectively

We accounted for the filing under the guidance of ASU No. 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification” which requires an entity to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary.

NOTE 5 —	ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	As of	As of
	September 30,	September 30,
	2011	2010

Accounts receivable	$5,117	$5,401
Less: Allowance for doubtful accounts	(1,365)	(866)

Accounts receivable, net	$3,752	$4,535

Additions and charges to the allowance for doubtful accounts consist of the following:

	As of	As of
	September 30,	September 30,
	2011	2010

Opening balance	(866)	$(156)
Add: additions to reserve	(520)	(752)
Less: charges	21	42

Ending balance	$(1,365)	$(866)

NOTE 6 —	INVENTORY, NET

Inventory as of September 30, 2010 consisted of the following:

As of
September 30,
2010

Inventory (principally parts and system components)	$707
Less: reserve for obsolete inventory	(150)

Inventory	$557

    On September 30, 2011 the Company sold all of its remaining inventory to a purchaser that acquired certain assets and assumed certain contractual obligations to service specific contracts.  Any consideration that the Company may receive is contingent upon the purchaser's ability to generate revenue in future periods.  Accordingly, the Company recorded $656 as a component of its operating loss for the year ended September 30, 2011.

NOTE 7 —	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following as of September 30, 2011 and 2010:

	September 30,	September 30,
	2011	2010

Equipment	$530	$500
Software	263	240
Furniture and Fixtures	60	58
Vehicles	19	82
Leasehold Improvements	12	19

	$884	$899
Less: Accumulated Depreciation	(635)	(479)

Fixed Assets, net	$249	$420

Depreciation amounted to approximately $245 and $258 for the years ended September 30, 2011 and 2010, respectively.

NOTE 8 —	INTANGIBLE ASSETS, NET

The following table is a summary of intangible assets:

	As of	As of
	September 30,	September 30,
	2011	2010

Goodwill	$2,792	$2,792
Customer relationships	$3,804	$3,804
Covenants not to compete	500	500

	4,304	4,304

Less: Accumulated amortization	(1,399)	(1,293)
Intangibles, net	$2,905	$3,011

The above noted intangible assets are being amortized on a straight-line basis. Customer relationships are being amortized over a 15 year useful life; contracts not to compete had been amortized over a 2 year useful life based on the estimated economic benefit. Amortization expense for the years ended September 30, 2011 and 2010 was $106 and $331.

The following is a summary of amortization expense for the next five fiscal years and thereafter:

Fiscal Year ended
September 30,

2012	$254
2013	254
2014	254
2015	254
2016	254
Thereafter	1,635

$2,905

NOTE 9 —	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses consist of the following:

	As of	As of
	September 30,	September 30,
	2011	2010

Service delivery	$568	$123
Compensation related	334	483
Dividends	247	153
Interest	39	50
Other	503	71

	$1,691	$880

NOTE 10 —	NOTES PAYABLE, LONG TERM DEBT AND LINE OF CREDIT – RELATED PARTY

The following is a summary of our notes payable and long term debt:

	As of	As of
	September 30,	September 30,
	2011	2010

Bridge Note	$100	$100

Senior secured notes, net of unamortized deferred discount of $48	$2,952	$-

Integra Bank	$-	$323

Acquistion notes (payable to the sellers of the acquired businesses):

CETCON	162	290
Strategic Secured Note	42	169

	204	782

Less: current portion	(180)	(379)

Non-current portion	$24	$403

Long term Line of Credit - related party	$-	$630

Short –Term Lines of Credit and Notes Payable

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

Bridge Notes

On March 31, 2010, a non-director Bridge Note holder elected to convert a convertible, demand note and accrued interest of $110 to 183,620 common shares.  A remaining $100 note, held by a Director of the company, is presented as a current liability in our consolidated balance sheet as of September 30, 2011 and 2010, respectively.

 We recorded contractual interest expense of approximately $3 and $5 for the years ended September 30, 2011 and 2010, respectively.  We recorded aggregate accretion of the discount on these notes of approximately $0 and $33 for years ended September 30, 2011 and 2010, respectively which is classified as a component of interest expense in the accompanying Consolidated Statement of Operations.  The discount relating to a beneficial conversion feature was recorded upon the original issuance of these notes and is fully amortized.

Integra Bank

On March 14, 2008, Beacon and Integra Bank entered into a credit facility, under which we borrowed $600 at a 6.25% annual interest rate with monthly payments of $12 over a 60 month term that matures March 12, 2013 and collateralized by all business assets of the Company.  On November 23, 2010 the note was paid in full.  We recorded contractual interest expense of approximately $4 and $24 for the years ended September 30, 2011 and 2010, respectively.

Notes Payable

On November 23, 2010, we initiated a private placement (the “Placement”) of up to $3,000 of 12 month Senior Secured Notes (“Notes”) with warrants to purchase 150 shares of Beacon’s common stock at $0.40 per share for every $1 in principal invested and bear interest at 9% APR due on various dates through March 30, 2012.  The Placement was made on a "best efforts" basis with a Minimum of $600 and a Maximum of $3,000.  Net proceeds have been used to repay and replace an existing Senior Secured Bank Note totaling approximately $300 and will also be used for additional working capital.  The Placement expired on March 30, 2011, when the Maximum was attained.  The notes are secured by all business assets of the Company, as defined.  As of September 30, 2011 we have issued $3,000 of notes, 449,999 warrants and have recorded interest expense of $229.  We incurred financing fees of $333 which have been recognized as deferred finance fees as part of prepaid expenses and are be amortized ratably over the life of the debt.

Using the Black-Scholes model we have determined the fair value of the issued warrants to be $205 and allocated the debt proceeds in accordance with the relative fair value method.  The notes payable have been recorded on the consolidated balance sheet as of September 30, 2011 at $2,952 which is net of the discount representing the allocation of the $180 relative fair value to the warrants. For the year ended September 30, 2011, we recorded interest of $132 in the consolidated statements of operations as accretion of the note discount.

Long Term Line of Credit – Related Party

On August 17, 2010 we entered into a long term line of credit facility with one of our directors for $4,000, the facility has an annual interest rate of 7.73% on any outstanding balance and a facility fee of the greater of $40 or 1% of the unused balance.  Additionally, 15,000 warrants, with a five year term at $1.00 per share, per month will be paid for each month the facility is outstanding.  As of September 30, 2011 and 2010, we have an outstanding balance of $0 and $630, respectively leaving an unused amount of $4,000 and $3,370, which is presented as a non-current liability in our Consolidated Balance Sheet, as terms of the facility call for an 18 month maturity date.  As of September 30, 2011, we have issued 165,000 warrants.  Using the Black Scholes prices model, we determined the fair value of the warrants and recorded as other expense of $71 for the year ended September 30, 2011.

On August 12, 2011, the Company modified the agreement, extending the term another 24 months, and reducing the credit facility to $2,000, with an annual interest rate of 7.75% on any outstanding balance.  For any outstanding balance at month end under the credit facility, the director will receive warrant coverage of 15% to purchase common shares of the Company at an exercise price of the then current stock price.

Additionally under the revised agreement, during the next 24 months the Company may require the director to purchase shares of Common Stock at the then current stock price.   The aggregate purchase price of all shares purchased shall not exceed $2,000.  For the dollar amount of Common Stock purchased, the director will receive warrant coverage of 15% to purchase shares of Common stock of the Company at an exercise price of the then current stock price.  Finally, the Company’s Chief Executive Officer (CEO) agreed that, upon the exercise of the share purchase commitment in whole or in part by the Company, the director shall have the right to purchase up to 1,200,000 shares of Common Stock from the CEO for a purchase price of $0.01 per share.

On October 26, 2011, the Company elected to terminate this long term line of credit facility and associated put right.

Term Debt

During the years ended September 30, 2011 and 2010, Beacon paid approximately $578 and $379 in principal payments on our term debt. We recorded interest expense of approximately $32 and $73 for the years ended September 30, 2011 and 2010, respectively.

The following table summarizes the remaining debt principal payment obligations by year for the long-term debt:

For the Year ended
September 30,

2012	$3,280
2013	24
$3,304

NOTE 11 —	RELATED PARTY TRANSACTIONS

Under a marketing agreement with a company owned by the wife of Beacon’s former president, we provided procurement and installation services as a subcontractor. We earned net sales of approximately $0 and $323 for procurement and installation services provided under this marketing agreement, of which $0 and $198 is recorded as accounts receivable in the accompanying consolidated balance sheets as of September 30, 2011 and 2010.

The Company has obtained insurance through an agency owned by one of its founding stockholders/directors. Insurance expense of $148 and $150 was paid to the agency for the years ended September 30, 2011 and 2010, respectively.

For the year ended September 30, 2011, in connection with a construction bond the Company obtained through an agency owned by one of its founding stockholders/directors, 33,120 warrants were issued to the agency.  Using the Black Scholes pricing model, we determined the fair value of the warrants and recorded as an expense of $15.

NOTE 12 —	COMMITMENTS AND CONTINGENCIES

Litigation

On September 7, 2010, Beacon was named a party in a lawsuit filed in Jefferson Circuit Court in the State of Kentucky, seeking $270 plus other costs, attorney’s fees and damages, regarding the Company's alleged conduct during the course of the purchase of the assets and assumption of certain liabilities of Strategic Communications, LLC.  As of September 30, 2011, this suit was settled by the primary parties with no expense incurred by the Company.

During the year ended September 30, 2011, Beacon was named a party in a lawsuit filed in Swiss court, seeking approximately $232 of unpaid liabilities incurred in connection with the discontinued Datacenter Contractors AG (“DC”, formerly “Beacon Solutions AG”) subsidiary.  Although the outcome of this matter cannot be predicted at this time, a motion to dismiss was filed in commercial court and our council has advised that our basis for procedural arguments is strong.  As such no provision has been made in the consolidated financial statements related to this action as of September 30, 2011, as the Company believes that the ultimate disposition of this matter will not have a material adverse effect on the Company’s financial position or results of operations.

Employment Agreements

 The Company has entered into at will employment agreements with five of its key executives with no specific expiration dates that provide for aggregate annual compensation of $752 and up to $1,232 of severance payments for termination without cause.

Operating Leases

The Company has entered into operating leases for office facilities in Louisville, KY, Columbus, OH, Cincinnati, OH, and Prague, Czech Republic.  Rent expense for the years ended September 30, 2011 and 2010 is being recorded on a straight line basis and  amounted to $289 and $274, respectively. A summary of the minimum lease payments due on these operating leases exclusive of the Company’s share of operating expenses and other costs:

For the Year Ended
September 30,

2012	$243
2013	243
2014	239
2015	198
2016	79
$1,002

Engagement of Investor Relations Firms

On January 20, 2009, we engaged an investor relations firm to aid us in developing a marketing plan directed at informing the investing public as to our business and increasing our visibility to FINRA registered broker/dealers, the investing public and other institutional investors and fund managers. On June 5, 2009, our Board of Directors authorized us to issue 150,000 shares of common stock to the same investor relations firm subject to the attainment of certain performance conditions. The performance based arrangement supersedes the previous agreement entered into on January 20, 2009.  For the year ended September 30, 2010, a total of 50,000 shares with an aggregate fair value of $44 were earned. The common stock issued under this agreement was recorded as professional fees expense using the measurement principles enumerated under ASC 505 “Equity-Based Payment to Non-Employees”.  The contract was terminated before any additional shares were earned.

On December 17, 2009, we engaged another investor relations firm for a twenty four month period, the commitment date being November 1, 2009, providing for compensation payable in 50,000 shares of fully vested non-forfeitable common stock with an aggregate fair value of $45.  For years ended September 30, 2011 and 2010, we recorded approximately $22 and $23, respectively of investor relations expense related to this agreement.

On June 3, 2011, we engaged another investor relations firm providing for compensation payable in 75,000 shares of fully vested restricted common stock with an aggregate fair value of $19 which has been recorded as investor relations expense for the year ended September 30, 2011.

During the year ended September 30, 2011, we engaged additional investor relations firms for various time periods through September 30, 2012, the engagements include termination clauses with proper notice, and issued a combined 160,000 shares of fully vested restricted common stock with an aggregate fair value of $32 which has been recorded as investor relations expense for the year ended September 30, 2011.

Engagement for Advisory Services

On January 1, 2009, we entered into a three year advisory agreement with a certain stockholder, whereby the stockholder is providing corporate finance and business strategy advisory services in the areas of business combinations, financing, etc. The agreement provides for compensation of $25 per month, any part of which can be prepaid.  During the year ended September 30, 2010 the agreement was extended to a total of 5 years.  We recorded $36 and $167 of professional fees expense under this agreement for the years ended September 30, 2011 and 2010, respectively.

Consulting Agreement

On December 1, 2009, we entered into two 36 month consulting agreements, which were subsequently extended to 60 months in April 2010, issuing an aggregate of 2,500,000 consulting warrants. The warrants, issued on December 1, 2009 were fully vested upon issuance and have a fair value of $915, determined using the Black Scholes model. We are recognizing investor relations expense ratably over a 60 month term. For the years ended September 30, 2011 and 2010, we recorded approximately $183 and $191 of investor relation expense related to these agreements.

On March 2, 2010, we engaged another investor relations firm for a four month period, the commitment date being April 1, 2010, providing for compensation payable in cash plus 10,000 warrants to purchase common stock.  For the year ended September 30, 2010, we recorded $8 of investor relations expense related to this agreement.

NOTE 13 —	STOCKHOLDERS’ EQUITY (DEFICIENCY)

Authorized Capital

Beacon is currently authorized to issue up to 70,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of convertible preferred stock, par value $0.01 per share, of which the following series have been designated: 4,500 shares of Series A, 1,000 shares of Series A-1, 4,000 shares of Series B, 400 shares of Series C-1 and 2,000 shares of Series C-2.

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

For services performed in connection with Series C private placements, Beacon paid a placement agent fee of $68 and issued 90,000 placement agent warrants.  Using the Black Scholes pricing model, we determined the fair value of the warrants and recorded an expense of $29.

Each share of preferred stock has voting rights equal to the equivalent number of common shares into which it is convertible. The holders of the Series A and Series A-1 are entitled to receive contractual cumulative dividends in preference to any dividend on the common stock at the rate of 10% per annum on the initial investment amount commencing on the date of issue.  The holders of the Series B, C-1 and C-2 are entitled to receive contractual cumulative dividends in preference to any dividend on the common stock (but subject to the rights of the previously issued series of preferred stock) at the rate of 6% per annum on the initial investment amount commencing on the date of issue.  Such dividends are payable on January 1, April 1, July 1 and October 1 of each year.  Dividends accrued but unpaid as of September 30, 2011, are $47, $66, $116, $16 and $2 for Series A, A-1, B, C-1 and C-2, respectively

 The Series A, A-1, B, C-2 Preferred Stock also contains a right of redemption in the event of liquidation or a change in control. The redemption feature provides for payment of a liquidation fee of 125% of the face value plus any accrued unpaid dividends in the event of bankruptcy, change of control, or any actions to take the Company private.  The Series C-1 has similar right but with a liquidation fee of 130%.  The amount of the redemption preference is $96, $471, $1,020, $703 and $198 for the Series A, A-1, B, C-1 and C-2, respectively, as of September 30, 2011.

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

Preferred Stock Conversions to Common Stock

For the year ended September 30, 2010, 1,993 and shares of Series A and 462 shares of Series A-1 were converted into 3,286,372 of common stock.

The Series A, A-1, C-1 and C-2 are convertible into common stock at any time, at the option of the holder at a conversion price of $.75 per share.  Series B has a conversion price of $.80. The conversion price is subject to adjustment for stock splits, stock dividends, recapitalizations, dilutive issuances and other anti-dilution provisions, including circumstances in which we, at our discretion, issue equity securities or convertible instruments that feature prices lower than the conversion price specified.

As described in Note 3, we evaluated the conversion options embedded in the preferred stock securities to determine (in accordance ASC 815) whether they should be bifurcated from their host instruments and accounted for as separate derivative financial instruments. We determined the risks and rewards of the common shares underlying the conversion feature are clearly and closely related to those of the host instrument. Accordingly the conversion features are being accounted for as embedded conversion options.

As described in Note 3, we apply the classification and measurement principles enumerated in ASC 815 with respect to accounting for our issuances of the preferred stock. We are required, under Nevada law, to obtain the approval of our board of directors in order to effectuate a merger, consolidation or similar event resulting in a more than 50% change in control or a sale of all or substantially all of our assets. The board of directors is then required to submit proposals to enter into these types of transactions to our stockholders for their approval by majority vote. The preferred stockholders do not currently (i) control or have representation on our Board of Directors and/or (ii) have sufficient voting rights to control redemption of these shares by either of these events. In addition the effectuation of any transaction or series of transactions resulting in a more than 50% change in control can be made only by us in our sole discretion. Based on these provisions, we classified the preferred shares as permanent equity in the accompanying Consolidated Balance Sheet because the liquidation events are deemed to be within our sole control.

We evaluate the convertible preferred stock at each reporting date for appropriate balance sheet classification.

At our option, we can redeem the Series B Preferred Stock, and any dividends issued there under, for a 1% origination fee and 1% interest per month on the outstanding face value of the Series B preferred stock. As of September 30, 2010, we have not redeemed any Series B Preferred Stock.

Preferred Stock Dividends

We follow the guidelines of ASC 505 Dividends and Stock Splits when accounting for pay-in-kind dividends that are settled in convertible securities with beneficial conversion features. Therefore, we recorded deemed dividend related to the conversion feature based on the difference between the effective conversion price of the conversion option and the fair value of the common stock on the date of election which is considered the commitment date. For the year ended September 30, 2011, the conversion value was lower that the fair value on each date of election, as such no deemed dividend was recorded.  The following table contains information related to the contractual dividends issued pursuant to our preferred stock:

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

Restricted Stock Grant

Prior to adoption of the 2008 Incentive Plan, on December 5, 2007, we issued 782,250 shares of restricted common stock with an aggregate fair value of $667 to our then president in exchange for $156. We account for share-based compensation under ASC 718 “Compensation — Stock Compensation,” which requires us to expense the fair value of grants made under the share based compensation programs over the vesting period of each individual agreement. We recognize non-cash share-based compensation expense ratably over the requisite service period which generally equals the vesting period of awards, adjusted for expected forfeitures. Immediately upon the sale, 150,000 shares vested with the remaining shares vesting in quantities of 210,750 shares on each of December 20, 2008, 2009 and 2010. As of May 2010 upon the president’s termination of employment, the remaining non-vested shares immediately vested and the expense recognized. We recognized $0 and $221 of share-based compensation expense during the years ended September 30, 2011 and 2010, respectively, in connection with this grant.

 Sales of Common Stock and Warrants

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

We also performed a classification assessment of the common stock warrants issued to investors and agents in the common units completed during the year ended September 30, 2010 on their respective dates of issuance. We determined that such common stock purchase warrants, as originally issued, did not contain fixed settlement provisions because the strike price was subject to adjustment in the event we subsequently issued equity securities or equity linked securities with exercise prices lower than the exercise prices featured in these warrants. Accordingly, we allocated $1,094 of the offering proceeds to the fair value of the warrants on their respective dates of issuance and recorded them as liabilities in our Consolidated Balance Sheet through the date on which the removal of anti-dilution provisions in our derivative financial instruments became effective. We calculated the issuance date fair values of these derivatives using the Black-Scholes option pricing model with the following weighted average assumptions:

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

Issuance of non-employee compensatory options

During the fiscal year ended September 30, 2010, in consideration for services, we have granted options to purchase 250,000 shares of Common Stock vesting ratably over a 36 month period.  We calculated the fair value of the options using the Black-Scholes option pricing model with the following assumptions: Stock price — $.54, Volatility — 66.34%, Risk —free interest rate — 2.09%, Expected life — 120 months and Dividend yield — 0.00%, resulting in a fair value determination of $188, to be recognized over a 36 month period.  No such options were granted for the year ended September 30, 2011. For the years ended September 30, 2011 and 2010 we recognized share based compensation of $63 and $34 related to these options.

NOTE 14 —	INCOME TAXES

The income tax (provision) benefits consist of the following:

	2011	2010

Federal:
Current	$-	$-
Deferred	1,162	1,780

Total federal	1,162	1,780

State:
Current	-	-
Deferred	215	204

Total state	215	204

Foreign:
Current	18	(18)
Deferred	87	171

	105	153

	1,481	2,137
Change in valuation allowance	(1,522)	(2,200)

Total provision	$(41)	$(63)

A reconciliation of the statutory federal income tax rate to our effective tax rate follows:

	For the		For the
	year ended		year ended
	September 30,		September 30,
	2011		2010

Tax benefit at statutory rate	34.0%		34.0%
State income taxes, net of federal benefit	3.9		3.9
Foreign income taxes	(0.8)		(0.1)
Non-deductible meals & entertainment	(5.8)		(17.1)
Increase in valuation allowance	(32.2)		(21.3)

Effective income tax rate	(0.9	) %	(0.6	) %

The components of deferred tax assets and liabilities are as follows:

	As of	As of
	September 30,	September 30,
	2011	2010

Deferred tax assets
Capitalized start up and organization costs	$37	$41
Other intangibles amortization	186	176
Accrued expenses	90	67
Bad debt reserve	156	99
Inventory obsolescence reserve	27	57
Share based payments	1,205	824
Sale of business unit	248	-
Net operating loss carryforwards	6,560	5,723

Total deferred tax assets	8,509	6,987
Less valuation allowance	(8,509)	(6,987)

Net deferred tax assets	-	-

Deferred tax liabilities
Tax-deductible goodwill	(212)	(153)

Total deferred tax liabilities	(212)	(153)

Total net deferred tax liability	$(212)	$(153)

As of September 30, 2011, we have $16,637 of Federal and state net operating loss carryforwards available to offset future taxable income, if any. These carryforwards expire in 2016 through 2031. As of September 30, 2011, we have $944 of foreign net operating loss carryforwards available to offset future taxable income, which relates to our operations in Ireland. These losses may be carried forward indefinitely. As of September 30, 2011, we have $113 of foreign net operating loss carryforwards available to offset future taxable income, which relates to our operations in Czech Republic. These losses may be carried forward 5 years. This carryforward expires in 2016.

No provision was made for U.S. or foreign taxes on undistributed earnings of foreign subsidiaries, as the foreign subsidiaries have cumulative losses. Any future cumulative earnings will be permanently reinvested but could become subject to additional tax if they are remitted as dividends, or are loaned to the Company or a U.S. affiliate, or if the Company should sell is stock in the foreign subsidiaries.

After considering all available evidence, we established a 100% valuation allowance for our net deferred tax asset since it is currently more likely than not that the benefits of such deferred tax assets will not be realized in future periods. Deferred tax liabilities represent the difference between the financial reporting and income tax bases of tax deductible goodwill, which is an asset with an indefinite life and therefore cannot be used to offset net deferred tax assets for purposes of establishing a valuation allowance.

No provision was made for U.S. or foreign taxes on undistributed earnings of foreign subsidiaries, as the foreign subsidiaries have cumulative losses. Any future cumulative earnings will be permanently reinvested but could become subject to additional tax if they are remitted as dividends, or are loaned to the Company or a U.S. affiliate, or if the Company should sell is stock in the foreign subsidiaries.

We periodically evaluate whether or not we have undergone any ownership changes for income tax purposes that could trigger annual limitations on the use of our net operating losses under section 382 of the Internal Revenue Code and similar state income tax regulations. As of September 30, 2011 we had not triggered any significant limitations on the use of our Net Operating Losses. We adopted ASC 740 “Income Taxes” effective June 6, 2007 (date of inception). ASC 740 requires companies to recognize the impact of a tax position in their financial statements if that position is more likely than not of not being sustained on audit based on the technical merits of the position. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 provides guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, and disclosure. The company is subject to audits by federal and state income tax authorities for reporting periods ending in 2008 through 2011 and by foreign tax authorities for 2009 through 2011. For the years ended September 30, 2011 and 2010, we had no material unrecognized tax positions. Significant tax jurisdictions that we file tax returns in include the Commonwealth of Kentucky and the State of Ohio. We record penalties and interest if it is more likely than not that a tax position will not be sustained on audit based on the technical merits of the position. We record penalties in selling, general and administrative expenses and interest as interest expense when such expenses are incurred.

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

On May 26, 2011, a majority of our stockholders approved a resolution to reserve and authorize an additional 1,000,000 shares of the Company’s Common Stock under the 2008 Long-Term Incentive Compensation Plan for Beacon’s non-executive employees, thereby bringing the total reserved and authorized shares to 2,000,000.

A summary of stock options that we granted during the years ended September 30, 2011 and 2010, respectively, is as follows:

		Expected				Risk-Free	Value
Date	Quantity	Life	Strike		Dividend	Interest	Per	Aggregate
Earned	Issued	(days)	Price	Volatility	Yield	Rate	Option	Fair Value

11/12/2009	100,000	3,650	$0.90	66.34%	0%	2.28%	$0.30	$30
1/22/2010	60,000	2,373	$1.07	65.40%	0%	2.23%	$0.67	$40
2/5/2010	200,000	2,373	$1.07	65.40%	0%	2.65%	$0.67	$134
3/8/2010	25,000	2,373	$1.38	65.40%	0%	2.36%	$0.86	$22
5/27/2010	450,000	2,628	$1.40	65.40%	0%	2.18%	$0.91	$410
6/1/2010	400,000	2,738	$1.36	65.40%	0%	2.09%	$0.90	$360
6/6/2010	100,000	2,008	$1.60	65.40%	0%	1.95%	$0.75	$75

10/4/2010	140,000	2,008	$0.63	78.35%	0%	1.17%	$0.60	$84
10/31/2010	585,115	2,738	$1.00	75.87%	0%	1.17%	$0.62	$363
3/3/2011	18,333	2,373	$0.51	70.76%	0%	2.30%	$0.49	$9
6/14/2011	100,000	2,008	$0.34	65.60%	0%	1.68%	$0.31	$31
7/25/2011	2,392	2,738	$1.00	75.87%	0%	1.17%	$0.62	$1

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

The weighted average grant date fair value of options we granted during the years ended September 30, 2011 and 2010 amounted to $.58 and $0.81 per share respectively.

We recognized non-cash share-based employee compensation expenses as follows:

	For the	For the
	year ended	year ended
	September 30,	September 30,
	2011	2010
Non-Cash Share-Based Compensation Expense

Restricted Stock	$19	$221
Stock Options	669	861

Total Stock Compensation Expense	$688	$1,082

A summary of the status of our stock option plan and the changes during the years ended September 30, 2011 and 2010 respectively, is presented in the table below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic
	Of Options	Exercise Price	Life	Value

Options Outstanding at October 1, 2009	3,200,900	$1.19
Granted	1,335,000	$1.31
Forfeited	(817,367)	$(1.03)
Options Outstanding at October 1, 2010	3,718,533	$1.47
Granted	845,840	$0.93
Forfeited	(879,677)	$(0.98)
Options Outstanding at September 30, 2011	3,684,696	$1.42	8.21	$-

Options Exercisable, September 30, 2011	1,841,865	$1.23	7.92	$-

As of September 30, 2011, there was $923 in unamortized share-based compensation cost. This cost is expected to be recognized over the remaining weighted average vesting period of 4 years.

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

The Company is organized primarily on the basis of operating units which are segregated by geography in North America and Europe. For the years ended September 30, 2011 our segment results, net of Discontinued Operations (see Note 4 for more details) are as follows:

For the year ended September 30, 2010:	North America	Europe	Total

Net sales	$10,273	$3,723	$13,996
Loss from operations	(5,021)	(658)	(5,679)
Other expense	(244)	(15)	(259)
Change in fair value of warrants	(4,373)	-	(4,373)
Depreciation and amortization	(551)	(73)	(624)
Net loss from continuing operations	(9,687)	(687)	(10,374)
Net loss from discontinued operations	-	(8,181)	(8,181)

Assets	9,374	2,697	12,071
Capital expenditures	223	119	342
Capital expenditures of discontinued operations	-	183	183
Goodwill	2,792	-	2,792
Intangible Assets	3,011	-	3,011

For the year ended September 30, 2011:	North America	Europe	Total

Net sales	$11,142	$7,752	$18,894
Loss from operations	(2,646)	(842)	(3,488)
Other expense	(1,678)	(119)	(1,797)
Depreciation and amortization	(311)	(39)	(350)
Net loss from continuing operations	(3,727)	(943)	(4,670)
Net income from discontinued operations	-	7,892	7,892

Assets	8,762	3,160	11,922
Capital expenditures	118	-	118
Goodwill	2,792	-	2,792
Intangible Assets	2,905	-	2,905

In our European operations 96% of the net sales were generated by one customer for the years ended September 30, 2011 and 2010.

NOTE 17 —	SUBSEQUENT EVENTS

On October 6, 2011, the Company initiated a private placement (the “Placement”) of up to $4,500 of 12 month Senior Secured Notes (“Notes”). The Notes bear interest at 13% APR. The Placement will be made on a "best efforts" basis with a Minimum of $500 and a Maximum of $4,500 . Net proceeds will be used to repay and replace existing Senior Secured Bank Notes totaling approximately $3,000 and for additional working capital. The Placement will expire on the sooner of (a) March 1, 2012 if the Minimum has not been met or (b) the date that the Maximum has been raised. As of December 12, 2011, a total of $3,892 has been raised.

On October 12, 2011, the Company issued 20,500 shares in a severance agreement with a former employee.

On October 14, the Company has offered in a private placement 107 units (the "Series C-3 Units) at a purchase price of $1,500 per Series C-3 Unit. A Series C-3 Unit consists of (i) one (1) share of $1,500 Stated Value Series C-3 Convertible Preferred Stock with each share having 125% nonparticipating liquidation preference, bearing dividends at a rate of 6% per annum payable quarterly in cash or additional Preferred Stock at the Company’s option and convertible at the holder’s discretion into 2,000 shares of the Company’s Common Stock, and (ii) a five (5) year warrant to purchase 1,000 shares of its Common Stock (each, an "Investor Warrant") at a purchase price of $0.45 per share (collectively the "Series C-3 Offering"). As of December 12, 2011, a total of $160 has been raised.

Management has evaluated all subsequent events or transactions occurring through December 12, 2011, the date of the financial statements are available to be issued.

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

As of September 30, 2011, we carried out an assessment of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of September 30, 2011.

  As of September 30, 2011 we had identified certain matters that constituted material weaknesses in our internal controls over financial reporting, primarily the fact that we have limited segregation of duties.  We have also previously reported that we have experienced difficulty applying complex accounting principles as a material weakness.  We have taken steps to address this matter, including hiring internal staff with GAAP and SEC reporting experience.  We believe that we have made significant progress towards remediating this weakness; however, we must still complete the process of design-specific control procedures and testing them for effectiveness before we can report that these weaknesses have been fully remediated.  During the year ended September 30, 2011, we have implemented an ERP application to fully integrate our operations and implement more complete segregation of duties.

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

Item 9B. Other Information

None.

Item 10. Directors, Executive Officers, and Corporate Governance

Directors and Officers of Beacon Enterprise Solutions Group, Inc.

Information concerning each of our directors and executive officers as of September 30, 2011, is as follows:

Name	Age	Title

Bruce Widener	50	Director, Chairman, Chief Executive Officer
J. Sherman Henderson III	69	Director
John D. Rhodes III	57	Director
Gerald Bowman	53	Chief Operating Officer
Victor Agruso	52	Chief Human Resource Officer
Michael Grendi	45	Chief Financial Officer, Treasurer and Secretary

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

J. Sherman “Sherm” Henderson III, Director.  Mr. Henderson has more than 35 years of business experience, including company ownership, sales, marketing and management. He served as president and CEO of Lightyear Network Solutions from its inception in 2003 until 2011. Lightyear Network Solutions is the successor to Lightyear Communications, Inc. following its reorganization in April 2004 under Chapter 11 of the U.S. Bankruptcy Code. Mr. Henderson served as President and CEO of Lightyear Communications, Inc. since its formation in 1993. In 2004, he was voted chairman of COMPTEL, the leading communications trade association, made up of more than 300 member companies. Mr. Henderson is a graduate of Florida State University, with a B.A. degree in Business Administration. Mr. Henderson serves as a director of Lightyear Network Solutions, Inc.

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

Michael Grendi, Chief Financial Officer, Treasurer and Secretary. On February 17, 2010, the Company appointed Michael Grendi to the officer position of Chief Financial Officer, Treasurer and Secretary. Mr. Grendi has over 20 years of experience with publicly traded companies in the fields of finance and accounting. His prior roles have included: Chief Financial Officer of the Americas Division for Travelex, a UK based global technology company specializing in foreign exchange, Head of Domestic Corporate Finance Group for Yum! Brands, which operates and licenses such well known chains as Taco Bell, Pizza Hut and KFC; Head of North American M&A and Private Placement Group at ABN AMRO and Vice President of the Corporate Finance Group at Societe Generale. On October 14, 2011, Mr. Grendi resigned from the Company to pursue other opportunities.

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

Audit Committee

Our board of directors has an Audit Committee, the purpose of which is to review and evaluate the results and scope of the audit and other services provided by our independent registered public accounting firm, as well as our accounting principles and system of internal accounting controls, and to review and approve any transactions between us and our directors, officers or significant shareholders. In fulfilling its responsibility, the Audit Committee pre-approves, subject to stockholder ratification, the selection of our independent registered public accounting firm. The Audit Committee also reviews our consolidated financial statements and the adequacy of our internal controls particularly given our risk environment. The Audit Committee meets at least quarterly with our management and our independent registered public accounting firm to review and discuss the results of audits or reviews of our consolidated financial statements, the evaluation of our internal controls and risk mitigation, and the overall quality of our financial reporting and our critical accounting policies. The Audit Committee meets separately, at least quarterly, with the independent registered public accounting firm. In addition, the Audit Committee oversees our existing procedures for the receipt, retention and handling of complaints related to auditing, accounting and internal control issues, including the confidential, anonymous submission by employees of concerns on questionable accounting and auditing matters. The board of directors has determined the Audit Committee to be comprised of John D. Rhodes III and J. Sherman Henderson III. The Audit Committee does not include a financial expert. As of the date of filing, J. Sherman Henderson III is independent in accordance with Nasdaq Marketplace Rules and regulations established by the Securities and Exchange Commission, or SEC Regulations, governing audit committee member independence.

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

To our knowledge, based solely on our review of the copies of such reports furnished to us during the year ended September 30, 2011, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10 percent beneficial owners were met.

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

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

In this section, we will give an overview and analysis of our compensation program and policies, the material compensation decisions we have made under those programs and policies, and the material factors that we considered in making those decisions. Later in this Part III under the heading “Additional Information Regarding Executive Compensation,” you will find tables containing specific information about the compensation earned by, and equity awards granted to, the following individuals, whom we refer to as our “named executive officers”:

•	Bruce Widener, Chairman, Chief Executive Officer and Director
•	Gerald Bowman, Chief Operating Officer
•	Michael Grendi, Former Chief Financial Officer, Treasurer and Secretary
•	Victor Agruso, Chief Human Resource Officer

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

Beacon entered into employment agreements with five of its key executives with no specific expiration dates that provide for aggregate annual compensation of $920 and up to $1,605 of severance payments for termination without cause. We discuss the terms and conditions of these agreements elsewhere in this Part III under “Additional Information Regarding Executive Compensation — Employment Agreements.”

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

Whether or not a bonus is in fact earned by an executive is based on both an objective analysis (predetermined operating profit targets based on budgeted operating net sales) and a subjective analysis (based on the individual’s contribution to us or the business unit), The financial objective for each named executive officer for fiscal year 2011 and 2010 are discussed below. In making the subjective determinations, the Compensation Committee does not base its determination on any single performance factor nor does it assign relative weights to factors, but considers a mix of factors, including evaluations of superiors, and evaluates an individual’s performance against such mix in absolute terms in relation to our other executives.

The salaries paid and the annual bonuses awarded to the named executive officers for fiscal years 2011 and 2010 are discussed below and disclosed in the Summary Compensation Table.

Equity Awards

Our equity incentive compensation program is designed to recognize scope of responsibilities, reward demonstrated performance and leadership, motivate future superior performance, align the interests of the executive with our stockholders and retain the executives through the vesting period established for the awards. All of our officers and key employees (including our named executive officers) and our directors are eligible for grants of stock options and other stock-based awards (including restricted stock). We consider the grant size and the appropriate combination of stock options, common stock and restricted stock when making award decisions. Equity incentive compensation granted for fiscal 2011 and 2010 is discussed below and disclosed in the Summary Compensation Table. Existing ownership levels are not a factor in award determination, as we do not want to discourage executives from holding our stock.

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

Compensation for Named Executive Officers in Fiscal 2011 and 2010.   The specific compensation decisions made for each of the named executive officers for the years ended September 30, 2011 and 2010 reflect our performance against key financial and operational measurements. A more detailed analysis of our financial and operational performance is contained in the Management’s Discussion & Analysis contained elsewhere in this Annual Report on Form 10-K. Net sales and earnings before interest, taxes, depreciation and amortization (EBITDA) for the years ended September 30, 2011 and 2010 fell below expectations, however we achieved significant increases in sales and services offerings while streamlining the operations to put the company in position the company to achieve profitability.

CEO Compensation.  In determining Mr. Widener’s compensation for the years ended September 30, 2011 and 2010, the Compensation Committee considered his performance against financial, strategic and operational goals for this year as follows:

Financial Objectives

Net sales and EBITDA fell short of our projections for the years ended September 30, 2011 and 2010.

Strategic and Operational Goals

Company Capitalization	Mr. Widener continued to demonstrate the ability to raise the capital needed to further the company’s operations.

Retain Excellent Team	Mr. Widener continued to attract and retain a strong management team with expertise at all levels of the organization.

Streamline Operations	The Company significantly reduced the administrative cost structure while streamlining for scalability.

Mr. Widener’s salary for the years ended September 30, 2011 and 2010 was $240, respectively.

Other Named Executive Officers’ Compensation.  In determining the compensation of Messrs. Bowman, Grendi, Agruso, for the years ended September 30, 2011 and 2010, the Compensation Committee compared their achievements against the performance objectives established for each of them by the CEO at the beginning of the year and discussed with each individual at the beginning of the year. The Compensation Committee evaluated our overall performance and the contributions of each of the other named executive officers to that performance, as well as the performance of the departments that each individual leads when relevant. Each of the other named executive officers has an employment agreement which defines their base salaries. Based on our shortfall from our planned net sales and EBITDA, the base salaries remained the same as in Fiscal 2010 for Fiscal 2011 but were evaluated based on achieving specific goals for the fiscal year 2011.

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

Summary Compensation Table
										Change in
										Pension
										Value and
										Nonquali-
									Non-	fied
									Equity	Deferred	All
Name									Incentive	Compen-	Other
and						Stock	Option		Plan	sation	Compen-
Principal				Bonus ($)		Awards ($)	Awards ($)		Compensation	Earnings	sation		Total
Position	Year	Salary ($)		(1)			(2)		($)	($)	($)		($)
(A)	(B)	(C)		(D)		(E)	(F)		(G)	(H)	(I)		(J)

Bruce Widener	2011	261	(3)	-		-	-		-		16	(4)	277
Chairman, Chief Executive	2010	281	(5)	-		-	-		-		12	(6)	293

Gerald Bowman	2011	207	(7)	-		-	-		-		43	(8)	250
Chief Operating Officer and President	2010	160	(9)	-		-	227	(10)	-		12	(11)	399

Michael Grendi	2011	187	(12)	-		-	-		-		16	(13)	203
Chief Financial Officer Treasurer and Secretary	2010	105	(14)	-		-	315	(15)	-		5	(16)	425

Victor Agruso	2011	121	(17)	-		-	-		-		-		121
Chief Human Resource Officer	2010	31	(18)	-		-	105	(19)	-		6	(20)	142

Mark Gervasoni	2011	108	(21)	-		-	-		-		-		108
Chief Marketing and Sales Officer	2010	43	(22)	-		-	358	(23)	-		-		401

Robert Mohr	2011	20	(24)	-		-	-		-		-		20
Former Chief Accounting Officer, Treasurer and Secretary	2010	159	(25)	-		-	-		-		12	(26)	171

Richard C. Mills	2011	-		-		-	-		-		-		-
Former President	2010	105	(27)	40	(28)	-	-		-		6	(29)	151

1.
For purposes of this Summary Compensation Table, the cash incentive awards to the named executive officers, which are discussed in further detail under the heading “Compensation Discussion and Analysis — Compensation for Named Executive Officers for Fiscal Year 2011 have been characterized as “Non-Equity Incentive Plan Compensation” under column (D).

2.
The amounts in column (F) represent the total fair value of stock options as of the grant date, as determined using the Black-Scholes option pricing model in accordance with ASC 718. The awards for which expense is shown in column (F) include the awards described in the Grants of Plan-Based Awards table included elsewhere in this section. The assumptions used in determining the grant date fair values of these awards are set forth in Note 15 to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

3.
Amount includes $240 annual salary under the terms of Mr. Widener’s employment agreement and amounts agreed upon with Board of Directors (“Board”) prior to execution of the employment agreement. Additionally Mr. Widener receives an annual automobile allowance of $12.

4.	Amount paid for medical, dental and vision insurance.

5.	Amount includes $240 annual salary under the terms of Mr. Widener’s employment agreement and amounts agreed upon with the Board prior to execution of the employment agreement.

6.	Amount paid for medical, dental and vision insurance.

7.	Amount includes $200 annual salary under the terms of Mr. Bowman’s employment agreement and amounts agreed upon with the Board prior to execution of the employment agreement.

8.	Amount paid for medical, dental and vision insurance and relocation.

9.
Amount includes $150 annual salary under the terms of Mr. Bowman’s employment agreement and amounts agreed upon with the Board prior to execution of the employment agreement for partial year since execution of the agreement.

10.
Amount relates to unrestricted stock grant which is discussed in further detail in Note 15 to our consolidated financial statements included elsewhere in this annual report on Form 10-K. See ‘Grants of Awards’ table for aggregate grant date fair value of options awarded.

11.	Amount paid for medical, dental and vision insurance and relocation.

12.
Amount includes $180 annual salary under the terms of Mr. Grendi’s employment agreement and amounts agreed upon with the Board prior to execution of the employment agreement for partial year since execution of the agreement. Mr. Grendi resigned from the Company on October 14, 2011 to pursue other opportunities.

13.	Amount paid for medical, dental and vision insurance.

14.
Amount includes $180 annual salary under the terms of Mr. Grendi’s employment agreement and amounts agreed upon with the Board prior to execution of the employment agreement for partial year since execution of the agreement.

15.
Amount relates to unrestricted stock grant which is discussed in further detail in Note 15 to our consolidated financial statements included elsewhere in this annual report on Form 10-K. See ‘Grants of Awards’ table for aggregate grant date fair value of options awarded.

16.	Amount paid for medical, dental and vision insurance.

17.	Amount includes $90 annual salary under the terms of Mr. Agruso’s employment agreement and amounts agreed upon with the Board related to working as an independent contractor

18.
Amount includes $90 annual salary under the terms of Mr. Agruso’s employment agreement and amounts agreed upon with the Board prior to execution of the employment agreement for partial year since execution of the agreement related to working as an independent contractor.

19.
Amount relates to unrestricted stock grant which is discussed in further detail in Note 15 to our consolidated financial statements included elsewhere in this annual report on Form 10-K. See ‘Grants of Awards’ table for aggregate grant date fair value of options awarded.

20.	Amount paid for medical, dental and vision insurance.

21.
Amount includes $150 annual salary under the terms of Mr. Gervasoni’s employment agreement and amounts agreed upon with the Board prior to execution of the employment agreement for partial year since execution of the agreement.

22.
Amount includes $150 annual salary under the terms of Mr. Gervasoni’s employment agreement and amounts agreed upon with the Board prior to execution of the employment agreement for partial year since execution of the agreement.

23.
Amount relates to unrestricted stock grant which is discussed in further detail in Note 15 to our consolidated financial statements included elsewhere in this annual report on Form 10-K. See ‘Grants of Awards’ table for aggregate grant date fair value of options awarded.

24.	Amount includes $150 annual salary under the terms of Mr. Mills’ employment agreement and amounts agreed upon with Board prior to execution of the employment agreement for partial year.

25.	Amount includes $150 annual salary under the terms of Mr. Mills’ employment agreement and amounts agreed upon with Board prior to execution of the employment agreement for partial year.

26.	Amount paid for medical, dental and vision insurance.

27.	Amount includes $150 annual salary under the terms of Mr. Mill’s employment agreement for partial year since execution of the employment agreement.

28.	Amount represents a bonus paid during the year.

29.	Amount paid for medical, dental and vision insurance.

Employment Agreements

Beacon has entered into employment agreement with each of Bruce Widener, Gerald Bowman, Michael Grendi, Victor Agruso and Mark Gervasoni, each effective throughout the year ended September 30, 2011. Each executive officer has agreed not to compete with us within the United States during the term of his employment and for a period of one year following his termination of employment, nor to solicit our employees for a period of two years following the termination of his employment.

Bruce Widener, Chairman of the Board and Chief Executive Officer, was granted a base salary of $240 per year, with a bonus potential of an additional $240 based on achievement of company and personal goals. In addition, the agreement includes a provision for three years severance pay for termination without cause, upon a change in control or if the executive resigns for good reason, including 50% of all unearned bonus opportunity for the remaining term of the agreement, immediate vesting of all unearned options, outplacement services and office expenses of up to $2 per month during the severance period.

Gerald Bowman, Chief Operating Officer, was granted a base salary of $200 per year with a bonus potential of an additional amount targeted at 100% of base salary upon achievement of company and personal goals. In addition, the agreement includes a severance provision of the lesser of 24 months’ pay or $245 for termination without cause or if the executive resigns for good reason. Upon a change in control the executive will receive a payment equal to 12 months then current salary.

Michael Grendi, Chief Financial Officer, was granted a base salary of $180 per year with a bonus potential of an additional amount targeted at 50% of base salary upon achievement of company and personal goals. In addition, the agreement includes a severance provision of the lesser of 24 months’ pay or $245 for termination without cause or if the executive resigns for good reason. Upon a change in control the executive will receive a payment equal to 12 months then current salary. On October 14, 2011, Mr. Grendi resigned from the Company to pursue other opportunities.

Victor Agruso, Chief Human Resource Officer, was annualized compensation of $150 per year, in addition, the agreement includes a severance provision of the lesser of 24 months’ pay or $245 for termination without cause or if the executive resigns for good reason.

Mark Gervasoni, Chief Marketing and Sales Officer, was granted a base salary of $150 per year with a bonus potential of an additional amount targeted at 100% of base salary upon achievement of company and personal goals. In addition, the agreement includes a provision for 12 months’ severance pay for termination without cause, upon a change in control or if the executive resigns for good reason. Mr. Gervasoni voluntarily resigned on May 31, 2011.

Grants of Awards

		Estimated Future Payouts			Estimated Future Payouts Under					All Other
		Under Non-Equity Incentive			Equity Incentive Plan Awards			All		Option		Grant
		Plan Awards						Other		Awards:		Date
								Stock		Number	Exercise	Fair
								Awards:		of	or Base	Value of
								Number		Securities	Price of	Stock
								of Shares		Under-	Option	and
								of Stock		lying	Awards	Option
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Or Units (#)		Options	($/Sh)	Awards ($)
Name	Date	($)	($)	($)	(#)	(#)	(#)
(A)	(B)	(C)	(D)	(E)	(F)	(G)	(H)	(I)		(J)	(K)	(L)

Bruce Widener	5/8/2009									1,000,000	$1.19	$750

Gerald Bowman	7/9/2009									150,000	$1.61	$153
Gerald Bowman	5/27/2010									250,000	$1.40	$227

Michael Grendi	2/5/2010									200,000	$1.07	$134
Michael Grendi	5/27/2010									200,000	$1.40	$183

Victor Agruso	11/12/2009									100,000	$1.07	$31
Victor Agruso	6/7/2010									100,000	$1.60	$75

Richard C. Mills	12/20/2007							782,250	(4)			$664
Richard C. Mills	5/8/2009									1,000,000	$1.19	$750

The table above details options granted to company officers to purchase our commons stock, the strike price and the fair value of the options, columns (J), (K) and (L) respectively, on the date of grant under ASC 718.

Additionally column (I) discusses the December 20, 2007, granted of 782,250 shares of Beacon restricted stock to Mr. Mills, of which 150,000 shares vested immediately and 632,250 shares vest in equal amounts annually on each of December 21, 2008, 2009, and 2010. The full grant date fair value of this restricted stock award under ASC 718 is $667.

There was no other equity or share-based awards granted during the years ended September 30, 2011 and 2010 to the named executive officers.

Outstanding Equity Awards at Fiscal Year-End

The following table details the equity incentive awards outstanding as of September 30, 2011. For additional information about the option awards, see “Equity Awards” and “Compensation for Named Executive Officers in Fiscal Year 2011” under “Compensation Discussion and Analysis.”

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
									Equity
									Incentive
								Equity	Plan
								Incentive	Awards:
			Equity					Plan	Market or
			Incentive					Awards:	Payout
			Plan					Number of	Value of
			Awards:				Market	Unearned	Unearned
			Number of			Number	Value of	Shares,	Shares,
	Number of	Number of	Unearned			of Shares	Shares or	Units or	Units or
	Securities	Securities	Securities			or Units	Units of	Other	Other
	Underlying	Underlying	Underlying			of Stock	Stock	Rights	Rights
	Unexercised	Unexercised	Unexercised			That Have	That Have	That Have	That Have
	Options	Options	Options	Option	Option	Not	Not	Not	Not
	(#)	(#)	(#)	Exercise	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	Unexercisable	Price	Date	(#)	($)	(#)	($)
(A)	(B)	(C)	(D)	(E)	(F)	(G)	(H)	(I)	(J)

Bruce Widener	666,667	333,333		$1.19	5/8/2019		-

Gerald Bowman	100,000	50,000		$1.61	7/9/2019
Gerald Bowman	83,333	166,667		$1.40	5/27/2020

Michael Grendi	66,667	133,333		$1.07	2/5/2020
Michael Grendi	66,667	133,333		$1.40	5/27/2020

Victor Agruso	25,000	75,000		$1.07	11/12/2019
Victor Agruso	33,333	66,667		$1.60	6/7/2020

Richard C. Mills	500,000	-		$1.19	5/8/2019

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

Potential Payments Upon Termination or Change in Control

The following table summarizes the value of the termination payments and benefits Messrs. Widener, Bowman, Grendi and Agruso would receive if they had terminated employment on September 30, 2011 under the circumstances shown pursuant to the terms of the employment agreements we have entered into with each of them. For further description of the employment agreement governing these payments, see “Employment Agreements.” Other than the employment agreements with our named executives, there is no formal policy with respect to payments to named executive officers upon a termination of such officer or change in control of the Company. In addition, the employment agreements with our named executives do not provide for any payments upon a change in control. The tables exclude (i) amounts accrued through September 30, 2011 that would be paid in the normal course of continued employment, such as accrued but unpaid salary and earned annual bonus for fiscal year 2011 and reimbursed business expenses and (ii) vested account balances under our 401(k) Plan that is generally available to all of our employees.

Bruce Widener
							Termination
							by Company		Termination
							without Cause		following or
							or Executive		prior to a
							with Good		Change in
	Retirement		Death		Disability		Reason		Control
Benefit	($)		($)		($)		($)		($)

Cash Severance	-		$240	(1)	$240	(1)	$720	(1)	-	(2)

Acceleration of
Restricted Stock	-		-		-		-		-	(2)

Acceleration of
Stock Options	-		-		-		-		-	(2)

Health & Welfare
Benefits	-	(3)	-	(3)	16	(3)	35	(3)	-	(2)

Gerald Bowman

							Termination
							by Company		Termination
							without Cause		following or
							or Executive		prior to a
							with Good		Change in
	Retirement		Death		Disability		Reason		Control
Benefit	($)		($)		($)		($)		($)

Cash Severance	-		$245	(1)	$245	(1)	$245	(1)	200	(2)

Acceleration of
Restricted Stock	-		-		-		-		-	(2)

Acceleration of
Stock Options	-		-		-		-		-	(2)

Health & Welfare
Benefits	-	(3)	-	(3)	16	(3)	16	(3)	-	(2)

 Michael Grendi
							Termination
							by Company		Termination
							without Cause		following or
							or Executive		prior to a
							with Good		Change in
	Retirement		Death		Disability		Reason		Control
Benefit	($)		($)		($)		($)		($)

Cash Severance	-		$245	(1)	$245	(1)	$245	(1)	180	(2)

Acceleration of
Restricted Stock	-		-		-		-		-	(2)

Acceleration of
Stock Options	-		-		-		-		-	(2)

Health & Welfare
Benefits	-	(3)	-	(3)	16	(3)	16	(3)	-	(2)

Victor Agruso
							Termination
							by Company		Termination
							without Cause		following or
							or Executive		prior to a
							with Good		Change in
	Retirement		Death		Disability		Reason		Control
Benefit	($)		($)		($)		($)		($)

Cash Severance	-		$245	(1)	$245	(1)	$245	(1)	150	(2)

Acceleration of
Restricted Stock	-		-		-		-		-	(2)

Acceleration of
Stock Options	-		-		-		-		-	(2)

Health & Welfare
Benefits	-	(3)	-	(3)	16	(3)	16	(3)	-	(2)

(1)	Excluding accrued, but unpaid, base salary, annual bonus, accrued vacation and unreimbursed business expenses.

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

The following table provides summary information of compensation of directors for the year ended September 30, 2011.

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

The following table sets forth certain information regarding the ownership of our common stock as of December 12, 2011 by (i) any person who is known to us to be the beneficial owner of more than five percent of our common stock, (ii) all directors, (iii) all executive officers named in the Summary Compensation Table herein and (iv) all directors and executive officers as a group. Warrants and options to acquire our common stock included in the amounts listed below are currently exercisable or will be exercisable within 60 days after December 12, 2011, and are deemed outstanding for computing the ownership percentage of the stockholder holding such warrants and/or options, but are not deemed outstanding for computing the ownership percentage of any other stockholder.

	Beneficial
	Common Share	% of
Name	Ownership	Class

Bruce Widener	3,254,167	7%
John D. Rhodes III (1)	3,171,606	7%
Richard C. Mills (2)	2,769,500	6%
J. Sherman Henderson III (3)	1,035,000	2%
Michael Grendi	166,667	0%
Gerry Bowman	83,333	0%
Victor Agruso	83,333	0%
Directors and Named Executives Officers (as a group)	10,563,606	17%

As shareholders with greater than 5% ownership of the company, the address of Messrs. Widener and Rhodes address is 9300 Shelbyville Road, Suite 1020, Louisville, KY 40222

1.
Includes the 166,666 shares into which the Exchange Bridge Note held by Dr. Rhodes is convertible, 285,500 shares for which the Exchanged Bridge Warrants held by Dr. Rhodes are exercisable within 60 days of the date hereof, 300,000 warrants to purchase shares in exchange for his representation on the Board of Directors, 805,271 shares into which the Series B Preferred Stock is convertible, 350,000 Warrants issued pursuant to the Series B Preferred Stock purchase, and 716,662 warrants issued in exchange for an equity financing arrangement

2.
Mr. Mills and his wife are beneficial owners of 482,500 shares of Beacon Common Stock. Pursuant to a grant of 782,250 shares of restricted stock to Mr. Mills, our former president, awarded on December 20, 2007, 150,000 shares vested on that date when the stock was valued at $0.85 per share. Subsequent vesting occurred in equal amounts annually totaled 421,500 shares vesting at a value of $1.20 per share as of December 31, 2009, for a total vested number of shares of 571,500.  On May 15, 2010, pursuant to the separation agreement with the Company, the remaining 210,750 shares were vested.

3.	Includes 30,000 shares held by LANJK, LLC (a limited liability company wholly owned by Mr. Henderson’s wife and managed by Mr. Henderson).

Item 13.	Certain Relationships and Related Transactions, and Director Independence

On August 17, 2010 we entered into a long term line of credit facility with one of our directors for $4,000, the facility has an annual interest rate of 7.73% on any outstanding balance and a facility fee of the greater of $40 or 1% of the unused balance.  Additionally, 15,000 warrants, with a five year term at $1.00 per share, per month will be paid for each month the facility is outstanding.  As of September 30, 2011 and 2010, we have an outstanding balance of $0 and $630, respectively leaving an unused amount of $4,000 and $3,370, which is presented as a non-current liability in our consolidated balance sheet, as terms of the facility call for an 18 month maturity date.  As of September 30, 2011, we have issued 165,000 warrants.  Using the Black Scholes prices model, we determined the fair value of the warrants and recorded as other expense of $71 for the year ended September 30, 2011.

On August 12, 2011, the Company modified the agreement, extending the term another 24 months, and reducing the credit facility to $2,000, with an annual interest rate of 7.75% on any outstanding balance.  For any outstanding balance at month end under the credit facility, the director will receive warrant coverage of 15% to purchase common shares of the Company at an exercise price of the then current stock price.

Additionally under the revised agreement, during the next 24 months the Company may require the director to purchase shares of Common Stock at the then current stock price.   The aggregate purchase price of all shares purchased shall not exceed $2,000.  For the dollar amount of Common Stock purchased, the director will receive warrant coverage of 15% to purchase shares of Common stock of the Company at an exercise price of the then current stock price.  Finally, the Company’s Chief Executive Officer (CEO) agreed that, upon the exercise of the share purchase commitment in whole or in part by the Company, the director shall have the right to purchase up to 1,200,000 shares of Common Stock from the CEO for a purchase price of $0.01 per share.

On October 26, 2011, the Company decided to terminate this long term line of credit facility and associated put right.

On November 15, 2007, we issued $100 of convertible notes payable to one of our directors which is presented as a current liability in our consolidated balance sheet as of September 30, 2011 and 2010, respectively.

Under a marketing agreement with a company owned by the wife of Beacon’s former president, we provided procurement and installation services as a subcontractor.  As of September 30, 2011 and 2010 we earned net sales of approximately $0 and $323 for procurement and installation services provided under this marketing agreement, of which $0 and $198 is recorded as accounts receivable in the accompanying consolidated balance sheets.

The Company has obtained insurance through an agency owned by one of its founding stockholders/directors.  Insurance expense of $148 and $150 was paid to the agency for the years ended September 30, 2011 and 2010, respectively.

For the year ended September 30, 2011, in connection with a construction bond the Company obtained through an agency owned by one of its founding stockholders/directors, 33,120 warrants were issued.  Using the Black Scholes pricing model, we determined the fair value of the warrants and recorded as other expense of $15.

Item 14.	Principal Accountant Fees and Services

The following table presents fees for professional services rendered by Marcum LLP for the audit of our annual financial statements for the years ended September 30, 2011 and 2010:

	For the year	For the year
	ended	ended
	September 30,	September 30,
	2011	2010
Audit fees	$155	$297
Tax fees	-	-
Other fees	-	-
	$155	$297

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

Item 15.	Exhibits, Financial Statement Schedules

2.1	Non-Interest-Bearing Promissory Note dated February 26, 2010 (incorporated by reference to Exhibit 2.03.A to the Company’s Current Report on Form 8-K filed March 2, 2010).

2.2	Subordinated Security Agreement dated February 26, 2010 (incorporated by reference to Exhibit 2.03.B to the Company’s Current Report on Form 8-K filed March 2, 2010).

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed January 13, 2009).

3.2	Certificate of Designation of the Series B Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed August 19, 2008).

3.3	Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Form 10-KSB dated October 16, 2003).

3.4	Certificate of Designation of Series C Preferred Stock (incorporated by reference to Exhibits to our Quarterly Report on Form 10-Q for the period ended March 31, 2011).

3.5	Amendment No. 1 to the Certificate of Designation of the Series C Preferred Stock (incorporated by reference to Exhibits to our Quarterly Report on Form 10-Q for the period ended March 31, 2011).

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

4.14
Form of warrant to purchase common stock granted to the investors in connection with the September 2009 Private Placement (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed December 29, 2010).

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

10.30**
Executive Employment Agreement dated as of June 1, 2010 by and between the Company and Mark A. Gervasoni (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed June 2, 2010)

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

10.34
Placement Agency Agreement dated September 28, 2009 by and between the Company and the Placement Agent (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed December 29, 2009).

10.35
Amendment to the Executive Officer Employment Agreement dated September 16, 2011 by and between the Company and Bruce Widener (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed September 16, 2011).

10.36
Amendment to the Executive Officer Employment Agreement dated September 16, 2011 by and between the Company and Jerry Bowman (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed September 16, 2011).

10.37
Amendment to the Executive Officer Employment Agreement dated September 16, 2011 by and between the Company and Michael Grendi (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed September 16, 2011).

10.38
Amendment to the Executive Officer Employment Agreement dated September 16, 2011 by and between the Company and Victor Agruso (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed September 16, 2011).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed January 13, 2009).

21.1*	Subsidiaries of the Registrant.

31.1*	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2*	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document ***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document ***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ***

*	Denotes filed herein.

**	Denotes compensatory plan or management contract.

***
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 12, 2011.

BEACON ENTERPRISE SOLUTIONS GROUP, INC.

	By:	/s/ BRUCE WIDENER
Bruce Widener
Chief Executive Officer and Chairman of the
Board of Directors

Date: December 12, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ BRUCE WIDENER	Chief Executive Officer and	December 12, 2011
Chairman of the Board
Bruce Widener	(Principal Executive Officer)

/s/ J. SHERMAN HENDERSON III	Director	December 12, 2011

J. Sherman Henderson III

/s/ DR. JOHN D. RHODES III	Director	December 12, 2011

Dr. John D. Rhodes III

/s/ S. SCOTT FITZPATRICK	Vice President Corporate Controller &	December 12, 2011
Treasurer
S. Scott Fitzpatrick	(Principal Financial Officer)