Form 10-Q
period 2011-12-31
BEACON ENTERPRISE SOLUTIONS GROUP INC
filed 2012-02-08
CIK 1122063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011.

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting
		Do not check if a smaller reporting company)	company ☑

As of February 3, 2012, Beacon Enterprise Solutions Group, Inc. had a total of 37,611,396 shares of common stock issued and outstanding.

Beacon Enterprise Solutions Group, Inc.

FORM 10-Q

For the fiscal three months ended December 31, 2011

Beacon Enterprise Solutions Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(all amounts in 000's except share data)

	December 31,	September 30,
	2011	2011

	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$2,087	$861
Accounts receivable, net	3,576	3,752
Inventory, net	-	-
Prepaid expenses and other current assets	1,910	1,345
Total current assets	7,573	5,958

Property and equipment, net	283	249
Goodwill	2,792	2,792
Other intangible assets, net	2,841	2,905
Other assets	39	18
Total assets	$13,528	$11,922

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Bridge note - related party	$100	$100
Current portion of long-term debt	136	180
Senior secured notes payable	4,185	2,952
Accounts payable	2,322	3,204
Accrued expenses and other current liabilities	3,085	1,691
Total current liabilities	9,828	8,127

Long-term debt, less current portion	-	24
Deferred tax liability	227	212
Total liabilities	10,055	8,363

Stockholders' equity
Preferred Stock: $0.01 par value, 5,000,000 shares authorized, 1,601 and 1,491 shares issued and outstanding at December 31, 2011 and September 30, 2011, respectively, in the following classes:
Series A convertible preferred stock, $1,000 stated value, 4,500 shares authorized, 30 shares issued and outstanding at December 31, 2011 and September 30, 2011 respectively, (liquidation preference $97)	30	30
Series A-1 convertible preferred stock, $1,000 stated value, 1,000 shares authorized, 311 shares issued and outstanding at December 31, 2011 and September 30, 2011 respectively, (liquidation preference $481)	311	311
Series B convertible preferred stock, $1,000 stated value, 4,000 shares authorized, 700 shares issued and outstanding at December 31, 2011 and September 30, 2011 respectively, (liquidation preference $1,033)	700	700
Series C-1 convertible preferred stock, $1,500 stated value, 400 shares authorized, 350 issued and outstanding at December 31, 2011 and September 30, 2011, respectively (liquidation preference $713)	525	525
Series C-2 convertible preferred stock, $1,500 stated value, 2,000 shares authorized, 100 issued and outstanding at December 31, 2011 and September 30, 2011, respectively (liquidation preference $193)	150	150
Series C-3 convertible preferred stock, $1,500 stated value, 110 shares authorized, 107 issued and outstanding at December 31, 2011 (liquidation preference $200)	160	-
Common stock, $0.001 par value 70,000,000 shares authorized 37,611,396 shares issued and outstanding at December 31, 2011 and September 30, 2011, respectively.	38	38
Additional paid in capital	38,593	38,342
Accumulated deficit	(37,179)	(36,583)
Accumulated other comprehensive income	145	46
Total stockholders' equity	3,473	3,559
Total liabilities and stockholders' equity	$13,528	$11,922

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beacon Enterprise Solutions Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(all amounts in 000's except share and per share data)

	For the Three	For the Three
	Months Ended	Months Ended
	December 31,	December 31,
	2011	2010
Net sales	$6,002	$3,974
Cost of goods sold	77	276
Cost of services	3,608	2,523
Total cost of sales and service	3,685	2,799
Gross profit	2,317	1,175

Operating expenses
Salaries and benefits	1,464	1,675
Selling, general and administrative	782	888
Total operating expenses	2,246	2,563
Income (loss) from operations	71	(1,388)

Other expenses
Interest expense	(132)	(56)
Effect of foreign currency transaction	(227)	(102)
Amortization of deferred finance fees	(232)	(15)
Other expenses	(15)	(112)
Total other expenses	(606)	(285)

Net loss before income taxes	(535)	(1,673)

Income tax (expense) benefit	(32)	38

Loss from continuing operations	(567)	(1,635)
Income from discontinued operations	-	7,892

Net (loss) income	(567)	6,257

Preferred Stock:
Contractual dividends	(29)	(19)

Net (loss) income available to common stockholders	$(596)	$6,238

Net loss per share to common stockholders - basic and diluted
Net loss per share from continuing operations	(0.02)	(0.04)
Net income per share from discontinued operations	-	0.21
	$(0.02)	$0.17

Weighted average shares outstanding basic and diluted	37,611,396	37,376,396

Other comprehensive income, net of tax
Net (loss) income	$(596)	$6,238
Foreign currency translation adjustment	99	(102)
Comprehensive (loss) income	$(497)	$6,136

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beacon Enterprise Solutions Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity

(Unaudited)

(all amounts in 000's except share data)

	Series A Convertible		Series A-1 Convertible		Series B Convertible		Series C-1 Convertible		Series C-2 Convertible		Series C-3 Convertible						Accumulated
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional		Other
		$1,000 Stated		$1,000 Stated		$1,000 Stated		$1,000 Stated		$1,000 Stated		$1,000 Stated		$0.001 Par	Paid-In	Accumulated	Comprehensive
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Income	Total
Balance at September 30, 2011	30	$30	311	$311	700	$700	350	$525	100	$150	-	$-	37,611,396	$38	$38,342	$(36,583)	$46	$3,559

Employee stock compensation															182			182
Warrants issued consulting agreements															5			5
Amortization of market value of Common stock vested for investor relations agreement															48			48
Amortization of non-employee stock options issued for performance of services															16			16
Preferred Stock issued in private placement											107	160						160
Preferred Stock contractual dividends																(29)		(29)
																		-
Net loss																(567)		(567)
Net change in accumulated other
comprehensive income																	99	99
Balance at December 31, 2011	30	$30	311	$311	700	$700	350	$525	100	$150	107	$160	37,611,396	$38	$38,593	$(37,179)	$145	$3,473

 The accompanying notes are an integral part of these condensed consolidated financial statements.

Beacon Enterprise Solutions Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(all amounts in 000's)

	For the Three	For the Three
	Months Ended	Months Ended
	December 31,	December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(567)	$(1,635)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for obsolete inventory	(5)	15
Provision for doubtful accounts	1	37
Depreciation and amortization	112	132
Non-cash interest	-	26
Share based payments	251	276
Amortization of deferred finance fees	232	15
Amortization of debt discount	48	-
Change in deferred tax liability	15	15
Changes in operating assets and liabilities:
Accounts receivable	83	193
Inventory	5	16
Prepaid expenses and other assets	(219)	(100)
Accounts payable	(812)	(575)
Accrued expenses and other current liabilities	1,380	1,029
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	524	(556)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(85)	(35)
NET CASH USED IN INVESTING ACTIVITIES	(85)	(35)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of senior secured notes payable, net of offering costs	3,260	1,377
Proceeds from non-current line of credit - related party	-	310
Proceeds from sale of preferred stock, net of offering costs	160	-
Payments on non-current line of credit - related party	-	(940)
Payments on senior secured notes payable	(2,707)	-
Payments of notes payable	(67)	(385)

NET CASH PROVIDED BY FINANCING ACTIVITIES	646	362

Effect of exchange rate changes on cash and cash equivalents	141	91

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,226	(138)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	861	246

CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,087	$108

Supplemental disclosures

Cash paid for:

Interest	$84	$31

Income taxes	$-	$-

Non-cash investing and financing activites:

Accrued dividends	$29	$19

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEACON ENTERPRISE SOLUTIONS GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands, except share and per share data)

NOTE 1 —	BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS, LIQUIDITY AND CAPITAL RESOURCES

The condensed consolidated financial statements include the accounts of Beacon Enterprise Solutions Group, Inc., a Nevada corporation and its wholly-owned subsidiaries including BESG Ireland Ltd. and Beacon Solutions S.R.O, collectively referred to as “Beacon” or the “Company”. Datacenter Contractors AG (formerly Beacon Solutions AG) acquired on July 29, 2009 and discontinued as of June 30, 2010, has been deconsolidated as of December 14, 2010 due to the cessation of the Company’s controlling financial interest in the subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements for the three months ended December 31, 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited consolidated financial statements. The unaudited Condensed Consolidated Balance Sheet as of December 31, 2011, and Condensed Consolidated Statement of Operations, and Condensed Consolidated Statements of Cash Flows and Stockholders’ Equity for the three months ended December 31, 2011 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which Beacon considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three months ended December 31, 2011 are not necessarily indicative of results to be expected for the year ending September 30, 2012 or for any future interim period. The accompanying condensed consolidated financial statements should be read in conjunction with Beacon’s consolidated financial statements and notes thereto included in Beacon’s Annual Report on Form 10-K, which was filed with the SEC on December 12, 2011.

Beacon provides international telecommunications and information technology systems (ITS) infrastructure services, encompassing a comprehensive suite of consulting, design, installation, and infrastructure management offerings. Beacon’s portfolio of infrastructure services spans all professional and construction requirements for design, build and management of telecommunications, network and technology systems infrastructure. Professional services offered include consulting, engineering, program management, project management, construction services and infrastructure management services. Beacon offers these services under either a comprehensive contract option or unbundled to the Company’s global and regional clients.

Liquidity and Capital Resources

For the three months ended December 31, 2011, the Company generated a net loss of $567, which included non-cash expenses aggregating $654. Cash provided by continuing operations amounted to $524 for the three months ended December 31, 2011. The Company’s accumulated deficit amounted to $37,179, with cash and cash equivalents of $2,087 and a working capital deficit of $2,255.

On October 6, 2011, the Company initiated a private placement of up to $4,500 of 12 month Senior Secured Notes (“Notes”). The Notes bear interest at 13% APR. Net proceeds were used to repay and replace previously existing Senior Secured Bank Notes totaling approximately $3,000 and for additional working capital. The Placement will expire on the sooner of (a) March 1, 2012 if the Minimum has not been met or (b) the date that the Maximum has been raised. As of December 31, 2011, the Company has raised net proceeds of $3,260 (gross proceeds of $3,892 less costs of $632). See Note 4.

On October 14, 2011, the Company raised $160 in cash proceeds from the sales 107 units of Series C-3 Convertible Preferred Stock. See Note 7.

Based on the recent progress the Company has made in the execution of its business plan, cash received from the aforementioned private placements and funds that the Company expects to generate from operations, and other alternative financing strategies if needed, will enable it to operate the Company’s business and repay debt obligations as they become due through December 31, 2012. However, the Company may require additional capital in order to execute its business plan. If the Company is unable to raise additional capital, or encounter unforeseen circumstances that place constraints on its capital resources, the Company will be required to take various measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing its business development activities, suspending the pursuit of the Company’s business plan, controlling overhead expenses and look to extend certain obligations. The Company cannot provide any assurance that it will raise additional capital. The Company has not secured any commitments for new financing at this time, nor can it provide any assurance that new financing will be available to the Company on acceptable terms, if at all.

NOTE 2 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions include valuing equity securities and derivative financial instruments in financing transactions and in share based payment arrangements, accounts receivable reserves, inventory reserves, deferred taxes and related valuation allowances, and estimating the fair values of long lived assets to assess whether impairment charges may be necessary. Certain of the Company’s estimates, including accounts receivable and inventory reserves and the carrying amounts of intangible assets could be affected by external conditions including those unique to the Company’s industry and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates that could cause actual results to differ from the Company’s estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on these conditions and record adjustments, when necessary.

Reclassifications

Certain amounts in the prior financial statements have been reclassified to conform to the current period presentation.

Concentrations of Credit Risk

For the three months ended December 31, 2011 and 2010, respectively the Company’s largest customer accounted for approximately 80% and 61% of total sales. This customer had an accounts receivable balance of $3,236, as of December 31, 2011. Although the Company expects to have a high degree of customer concentration, its customer engagements are typically covered by multi-year contracts or master service agreements under which have been operating for a number of years. In addition, current economic conditions could harm the liquidity of and/or financial position of the Company’s customers or suppliers, which could in turn cause such parties to fail to meet their contractual or other obligations to the Company.

The Company maintains deposits in financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”). At various times, the Company has deposits in this financial institution in excess of the amount insured by the FDIC.

Accounts Receivable

Accounts receivable of $4,883 and $5,117 as of December 31, 2011 and September 30, 2011, respectively include customer billings on invoices issued after the service is rendered or the sale earned. Credit is extended based on an evaluation of customer financial condition and advance payment is required for some of the Company’s services.

The Company establishes an allowance for doubtful accounts based on the Company’s best estimate of the amount of potential credit losses based on specific customer information and historical experience. Changes in economic conditions might result in changes to the estimated allowance. The allowance for doubtful accounts amounted to $1,307 and $1,365 as of December 31, 2011 and September 30, 2011, respectively.

Inventory

Inventory consists of parts and system components of $65 and $70 as of December 31, 2011 and September 30, 2011, respectively, and is stated at the lower of cost (first-in, first-out method) or market. In the case of slow moving items, the Company calculates a reserve for obsolescence to reflect a reduced marketability for the items. The actual percentage reserved will depend on the total quantity on hand, its sales history, and expected near term sales prospects. The reserve for obsolescence amounted to $65 and $70 as of December 31, 2011 and September 30, 2011, respectively.

Income Taxes

Deferred tax liabilities represent the difference between the financial reporting and income tax bases of tax deductible goodwill, which is an asset with an indefinite life and therefore cannot be used to offset net deferred tax assets for purposes of establishing a valuation allowance.

Net Loss Per Share

Basic net loss per share is computed by dividing net income or loss per share available to common stockholders by the weighted average shares of common stock outstanding for the periods presented. Diluted net income per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities, consisting of options and warrants, are excluded from the calculation of diluted per share data when they have an anti-dilutive effect or their per share exercise price is greater than the average market price of common stock during the periods presented. The computation of net income (loss) available to common stockholders per share for the three months ended December 31, 2011 and 2010, respectively, excludes potentially dilutive securities because their inclusion would be anti-dilutive.

Shares of common stock issuable upon conversion or exercise of potentially dilutive securities as of December 31, 2011 and 2010 are as follows:

	2011			2010
			Total			Total
	Stock	Common	Common	Stock	Common	Common
	Options and	Stock	Stock	Options and	Stock	Stock
	Warrants	Equivalents	Equivalents	Warrants	Equivalents	Equivalents

Series A Convertible Preferred Stock with Warrants	20,131	40,263	60,394	20,131	40,263	60,394
Series A-1 Convertible Preferred Stock with Warrants	207,260	414,518	621,778	207,260	414,518	621,778
Series B Convertible Preferred Stock with Warrants	350,000	875,000	1,225,000	350,000	875,000	1,225,000
Series C Convertible Preferred Stock with Warrants	557,000	1,114,000	1,671,000	-	-	-
Common Stock Offering Warrants	2,807,322	-	2,807,322	2,807,322	-	2,807,322
Placement Agent Warrants	2,973,052	-	2,973,052	2,847,497	-	2,847,497
Affiliate Warrants	55,583	-	55,583	55,583	-	55,583
Bridge Financing	285,500	166,667	452,167	285,500	166,667	452,167
Convertible Notes Payable Warrants	50,000	-	50,000	50,000	-	50,000
Senior Secured Notes Payable Warrants	449,999	-	449,999	232,664	-	232,664
Compensatory Warrants	300,000	-	300,000	300,000	-	300,000
Bonding Warrants	33,120	-	33,120	-	-	-
Equity Financing Arrangements Warrants	881,662	-	881,662	791,662	-	791,662
Consulting Warrants	2,500,000		2,500,000	2,500,000		2,500,000
Employee Stock Options	4,140,513	-	4,140,513	4,193,648	-	4,193,648
Non-Employee Stock Options	275,000	-	275,000	250,000	-	250,000

	15,886,142	2,610,448	18,496,590	14,891,267	1,496,448	16,387,715

Recently Adopted Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued ASU No.2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing for Goodwill Impairment” which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company has elected early adoption with no significant impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” which indefinitely defers the requirement in ASU No. 2011-05 to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. During the deferral period, the existing requirements in U.S. GAAP for the presentation of reclassification adjustments must continue to be followed. These standards will be effective for the Company’s fiscal quarter beginning June 1, 2012 with retrospective application required. As these standards impact presentation requirements only, the adoption of this guidance is not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.

NOTE 3 —	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	As of	As of
	December 31,	September 30,
	2011	2010

Service delivery	$1,371	$568
Compensation related	592	334
Customer Deposits	427	88
Dividends	276	247
Interest	39	39
Other	380	415

	$3,085	$1,691

NOTE 4 —	NOTES PAYABLE AND LINE OF CREDIT – RELATED PARTY

Notes Payable

On October 6, 2011, the Company initiated a private placement (the “Placement”) of up to $4,500 of 12 month Senior Secured Notes (“Notes”) bearing interest at 13%APR due on various dates through November 30, 2012. Net proceeds have been used to repay and replace an existing Senior Secured Bank Note totaling approximately $3,000 and will also be used for additional working capital. The Placement will expire on the sooner of March 1, 2012, or when the Maximum was attained. The notes are secured by all business assets of the Company, as defined. As of December 31, 2011, the Company has issued $3,892 of notes. The Company incurred financing fees of $632 which have been recognized as deferred financing fees as part of Prepaid Expenses and Other Current Assets and are being amortized ratably over the life of the debt.

Line of Credit – Related Party

On August 17, 2010, the Company entered into a long term line of credit facility, with an initial term of up to 18 months, with one of its directors for $4,000. The facility had an annual interest rate of 7.73% on any outstanding balance Additionally, 15,000 warrants, with a five year term at $1.00 per share, per month will be paid for each month the facility is outstanding. On August 12, 2011, the Company modified this agreement, extending the term another 24 months, and reducing the credit facility to $2,000, with an annual interest rate of 7.75% on any outstanding balance.  On October 26, 2011, the Company terminated the line of credit facility.

NOTE 5 —	RELATED PARTY TRANSACTIONS

 The Company has obtained insurance through an agency owned by one of its founding stockholders/directors. Insurance expense of $25 and $31 was paid to the agency for the three months ended December 31, 2011 and 2010, respectively.

NOTE 6 —	COMMITMENTS AND CONTINGENCIES

Litigation

During the year ended September 30, 2011, Beacon was named a party in a lawsuit filed in Swiss court, seeking approximately $232 of unpaid liabilities incurred in connection with the discontinued Datacenter Contractors AG (“DC”, formerly “Beacon Solutions AG”) subsidiary.  Although the outcome of this matter cannot be predicted at this time, a motion to dismiss was filed in commercial court and the Company’s counsel has advised that its basis for procedural arguments is strong. As such no provision has been made as of December 31, 2011 related to this action, as the Company believes that the ultimate disposition of this matter will not have a material adverse effect on the Company’s financial position or results of operations.

Engagement for Advisory Services

On January 1, 2009, we entered into a three year advisory agreement with a stockholder, whereby the party will provide corporate finance and business strategy advisory services pertaining to Beacon’s business affairs in the areas of business combinations, financing, etc. This agreement was subsequently extended to a total of 5 years in April 2010. We recorded $15 and $9 of professional fees expense under this agreement for the three months ended December 31, 2011 and 2010, respectively.

Employment Agreement

The Company entered into an employment agreement with the Principal Financial Officer detailing total compensation and including a provision for a payout equal to six month’s pay, at the then current salary, in the event a change of control occurs. Additionally, the agreement provides a grant of options to purchase 25,000 shares of common stock, with a fair value of $6, at an exercise price of $1.00 per share granted on October 1, 2011 and vesting in equal amounts over a three year period on the anniversary of the grant.

Operating Leases

The Company has entered into operating leases for office facilities in Louisville, KY, Columbus, OH, Cincinnati, OH, and Prague, Czech Republic. Rent expense for the three months ended December 31, 2011 and 2010, respectively amounted to $58 and $50. A summary of the minimum lease payments due on these operating leases, exclusive of the Company’s share of operating expenses and other costs, is as follows:

For the Year ended
September 30,

2012 (remaining)	$187
2013	240
2014	240
2015	223
2016	114
$1,004

NOTE 7 —	STOCKHOLDERS’ EQUITY

Preferred Stock

On October 14, 2011 Beacon completed a private placement of 107 units (the "Series C-3 Units"), at a purchase price of $2 per Series C-3 Unit. Each Series C-3 Unit is comprised of (i) one (1) share of $1.5 Stated Value Series C-3 Convertible Preferred Stock (with each share having 125% nonparticipating liquidation preference, bearing cumulative dividends at a rate of 6% per annum payable quarterly in cash or additional Preferred Stock at the company’s option (but subordinate to the rights of the previously issued series of preferred stock) and convertible at the holder’s discretion into 2,000 shares of the Company’s Common Stock, at a conversion price of $0.45, and (ii) a five (5) year warrant to purchase 1,000 shares of its Common Stock (each, an "Investor Warrant") at a purchase price of $0.45 per share (collectively the "Series C-3 Offering"). Total proceeds from the placement was $160.

For services performed in connection with Series C-3 private placements, Beacon issued 35,555 five year placement agent warrants with an exercise price of $0.45. Using the Black Scholes pricing model, the Company determined the fair value of the warrants to be $5.

The Company evaluated the conversion options embedded in the preferred stock securities to determine (in accordance with ASC 815) whether they should be bifurcated from their host instruments and accounted for as separate derivative financial instruments. The Company determined the risks and rewards of the common shares underlying the conversion feature are clearly and closely related to those of the host instrument. Accordingly, the conversion features are being accounted for as embedded conversion options.

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

The Company evaluates convertible preferred stock at each reporting date for appropriate balance sheet classification.

Preferred Stock Dividends

Each share of preferred stock has voting rights equal to the equivalent number of common shares into which it is convertible. The holders of the Series A and Series A-1 are entitled to receive contractual cumulative dividends in preference to any dividend on the common stock at the rate of 10% per annum on the initial investment amount commencing on the date of issue. The holders of the Series B, C-1, C-2 and C-3 are entitled to receive contractual cumulative dividends in preference to any dividend on the common stock (but subject to the rights of the previously issued series of preferred stock) at the rate of 6% per annum on the initial investment amount commencing on the date of issue. Such dividends are payable on January 1, April 1, July 1 and October 1 of each year. Dividends accrued but unpaid as December 31, 2011, are $48, $74, $126, $24, $5 and $0 for Series A, A-1, B, C-1, C-2 and C-3 respectively.

Stock Options and Other Equity Compensation Plans

During the three months ended December 31, 2011, the Company’s Board of Directors authorized the grant of employee stock options to purchase an aggregate of 1,210,000 shares of common stock.  The options have ten year terms with vesting periods ranging from 1 to 3 years.  The Company calculated the $288 fair value of the options using the Black-Scholes option pricing model with the assumptions shown below:

For the Three
Months Ended
December 31,
2011
Stock Price	$0.25
Expected Life (range)	5.50 - 6.50
Volatility	167%
Risk-free interest rate	1.06%
Dividend Yield	0%
Fair value of options	0.23

The Company recognized $182 and $179 of non-cash share-based employee compensation expenses as follows for the three months ended December 31, 2011 and 2010, respectively.

A summary of the status of the Company’s stock option plan and the changes during the three months ended December 31, 2011, is presented in the table below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic
	Of Options	Exercise Price	Life	Value

Options Outstanding at October 1, 2011	3,684,696	$1.19
Granted	1,235,000	0.23
Forfeited	(504,183)	(0.75)
Options Outstanding at December 31, 2011	4,415,513	0.67	8.35	$-

Exercisable, December 31, 2011	1,768,333	$1.24	7.64	$-

As of December 31, 2011, there was $769 in unamortized share-based compensation cost. This cost is expected to be recognized over the remaining weighted average vesting period of approximately 4 years.

NOTE 8 — Segment Reporting

 In accordance with ASC 280 “Segment Reporting,” the Company’s operating segments are those components of its business for which separate and discrete financial information is available and is used by the Company’s chief operating decision makers, or decision-making group, in making decisions on how the Company allocates resources and assesses performance.

In accordance with ASC 280, the Company’s operating segments are divided into Professional Services, Project Services and Other and are further divided by North American and International units. Previously, the Company reported segments as North America and Europe but as the Company has grown and begun to manage operations more discretely, additional segment data is utilized to manage the business.

Professional Services represents design, engineering, project management and other higher end services which typically deliver higher gross margins. Project Services represents the Company’s ITS construction management and contracted services operations. These engagements tend to be shorter in duration with lower gross margins. The remaining Other segment represents corporate, administrative, sales and other shared functions that are essential for the Company’s operations but do not directly deliver revenue delivering services.

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies.” Segment data includes net sales, operating profitability, and total assets by segment for the three months ended December 31, 2011 are as follows:

North America	Professional Services	Project Services	Other	Total
Net sales	$677	$2,880	$(97)	$3,460
Income (loss) from operations	245	813	(1,156)	(98)
Depreciation and amortization	-	-	102	102
Net income (loss)	245	813	(1,535)	(477)

Assets	-	-	9,823	9,823
Capital expenditures	-	-	72	72

International	Professional Services	Project Services	Other	Total
Net sales	$1,855	$687	$-	$2,542
Income (loss) from operations	853	109	(793)	169
Depreciation and amortization	-	-	10	10
Net income (loss)	853	109	(1,052)	(90)
				-
Assets	-	-	3,705	3,705
Capital expenditures	-	-	13	13

NOTE 9 —	SUBSEQUENT EVENTS

As of January 6, 2012, the Company raised additional net proceeds of $30 (gross proceeds of $35 less costs of $5) from the private placement of Senior Secured Notes.

Management has evaluated all subsequent events or transactions occurring through the date the financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Beacon Enterprise Solutions Group, Inc. and subsidiaries (collectively the “Company”) is a provider of international telecommunications and technology systems infrastructure services, encompassing a comprehensive suite of consulting, design, installation, and infrastructure management offerings. Beacon’s portfolio of infrastructure services spans all professional and construction requirements for design, build and management of telecommunications, network and technology systems infrastructure. Professional services offered include consulting, engineering, program management, project management, construction services and infrastructure management services. Beacon offers these services under a comprehensive contract vehicle or unbundled to some global and regional clients. Beacon also offers special services in support of qualified projects in the smart buildings/campuses/cities and data center verticals. In this report, the terms “Company,” “Beacon,” “we,” “us” or “our” mean Beacon Enterprise Solutions Group, Inc. and all subsidiaries included in our consolidated financial statements.

Cautionary Statements — Forward Outlook and Risks

Certain statements contained in this quarterly report on Form 10-Q, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects,” “assumes,” “trends” and similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon the Company’s current plans, expectations and projections about future events. However, such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following:

•	general economic and business conditions that may affect demand for our services and products and the ability of our customers to pay for such services and products;

•	effects of competition in the markets in which the Company operates;

•	liability and other claims asserted against the Company;

•	ability to attract and retain qualified personnel;

•	availability and terms of capital;

•	loss of significant contracts or reduction in revenue associated with major customers;

•	business disruption due to natural disasters or terrorist acts;

•	changes in, or failure to comply with, existing governmental regulations; and

For a detailed discussion of these and other factors that could cause the Company’s actual results to differ materially from the results contemplated by the forward-looking statements, please refer to Item 1A “Risk Factors” in the Company’s Current Report on Form 10-K filed on December 12, 2011. The reader is encouraged to review the risk factors set forth therein. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required by law, the Company assumes no responsibility for updating forward-looking statements to reflect unforeseen or other events after the date of this report.

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

Results of Operations

          For the three months ended December 31, 2011 and 2010

 The following tables set forth items in the Company’s unaudited condensed financial statements by reporting segment:

North American Operations

	2011
	Professional Services		Project Services		Other	Total North America
Net Sales	$677	100%	$2,880	100%	$(97)	$3,460	100%
Cost of materials sold	-		62		-	62
Cost of services	318	47%	1,867	65%	(97)	2,088	60%
Gross profit	359	53%	951	33%	-	1,310	38%
Operating expense
Salaries and benefits	50	7%	130	5%	1,122	1,302	38%
Selling, general and administrative	64	9%	8	0%	553	625	18%
Intercompany services	-		-		(519)	(519)
Income (loss) from operations	245	36%	813	28%	(1,156)	(98)	-3%

	2010
	Professional Services		Project Services		Other	Total North America
Net Sales	$865	100%	$1,845	100%	$-	$2,710	100%
Cost of materials sold	4		272		-	276
Cost of services	420	49%	1,059	57%	-	1,479	55%
Gross profit	441	51%	514	28%	-	955	35%
Operating expense
Salaries and benefits	61	7%	281	15%	1,218	1,560	58%
Selling, general and administrative	63	7%	99	5%	644	806	30%
Intercompany services	-		-		(727)	(727)
Income (loss) from operations	317	37%	134	7%	(1,135)	(684)	-25%

Overall Net sales from our North American operations for the three months ended December 31, 2011 increased by 27% from the same period a year ago with the growth attributable to gains in the Project Services segment. This growth is reflective of market conditions whereas some customers are breaking larger projects into smaller discrete opportunities that attain short term objectives but doesn’t necessarily address enterprise wide issues; which would normally be addressed in our Professional Services segment. Intercompany services revenue and cost was eliminated in the Other segment during the period.

	2011				2010
	Professional Services	Project Services	Other	Total North America	Professional Services	Project Services	Other	Total North America

Cost of services
Direct labor	105	150	-	255	205	264	-	469
Subcontractor	185	1,630	-	1,815	142	742	-	884
Project expenses	28	87	-	115	73	53	-	126
Intercompany Services	-	-	(97)	(97)	-	-	-	-
Total cost of services	318	1,867	(97)	2,088	420	1,059	-	1,479

Cost of services sold increased by 41% for the three months ended December 31, 2011 compared to the same period in 2010 as a result of the continued shift in our business model whereby we utilize subcontractors to perform a larger portion of our service delivery as opposed to internal resources. This change in business model was also the source of the reduction in our cost of materials and direct labor expenses in 2011 compared to the same period in 2010. Additionally, service product mix and optimization of resources/subcontractors enabled the Company to increase gross margins over prior year.

Salaries and benefits decreased over prior year reflecting a right-sizing of our administrative operations.

	2011				2010
	Professional Services	Project Services	Other	Total North America	Professional Services	Project Services	Other	Total North America
Selling, general and administrative
Travel	26	8	70	104	9	8	45	62
Depreciation & Amortization	-	-	102	102	-	-	122	122
Office related	23	-	76	99	31	38	44	113
Professional fees	-	-	54	54	-	-	149	149
Outside services	-	-	49	49	-	-	10	10
Other administrative services	15	-	202	217	23	53	274	350
Total Selling, general & administrative	64	8	553	625	63	99	644	806

Selling, general and administrative (SG&A) expenses are primarily recorded in the Other segment and represent costs from corporate, customer service, sales and other shared services areas. For the three months ended December 31, 2011 SG&A expenses decreased by 23% as a result of continued management and review of operations and cost structure.

European Operations

	2011
	Professional Services		Project Services		Other	Total International
Net Sales	$1,855	100%	$687	100%	$-	$2,542	100%
Cost of materials sold	15	1%	-	0%	-	15	1%
Cost of services	950	51%	570	83%	-	1,520	60%
Gross profit	890	48%	117	17%	-	1,007	40%
Operating expense
Salaries and benefits	31	2%	-	0%	131	162	6%
Selling, general and administrative	6	0%	8	1%	143	157	6%
Intercompany services	-		-		519	519
Income (loss) from operations	853	46%	109	16%	(793)	169	7%

	2010
	Professional Services		Project Services		Other	Total International
Net Sales	$479	100%	$785	100%	$-	$1,264	100%
Cost of materials sold	-		-		-	-
Cost of services	326	68%	718	91%	-	1,044	83%
Gross profit	152	32%	68	9%	-	220	17%
Operating expense
Salaries and benefits	71	15%	-	0%	44	115	9%
Selling, general and administrative	17	4%	-	0%	65	82	6%
Intercompany services	-		-		727	727
Income (loss) from operations	64	13%	68	9%	(836)	(704)	-56%

Net sales from European operations for the three months ended December 31, 2011 increased over the same period in 2010 lead by several larger enterprise engagements - site surveys, assessments, etc. - in the Professional Services segments.

	2011				2010
	Professional Services	Project Services	Other	Total International	Professional Services	Project Services	Other	Total International

Cost of services
Direct labor	55	-	-	55	73		-	73
Subcontractor	872	570	-	1,442	184	668	-	852
Project expenses	24	-	-	24	69	49	-	118
Total cost of services	951	570	-	1,520	326	718	-	1,044

The increase in cost of services sold primarily reflects the increased net sales in the International segment for the three months ended December 31, 2011 versus the same period from a year ago with margin gains illustrating the maturing of our subcontractor business model and overall operations. The service product mix, weighted heavily toward Professional Services attributes to increased margins over prior year as this segment typically consists of higher margin services.

Increased salaries and benefits for the three months ending December 31, 2011 over 2010 reflect our increased investment in personnel in our International operations.

	2011				2010
	Professional Services	Project Services	Other	Total International	Professional Services	Project Services	Other	Total International
Selling, general & administrative
Travel	4	-	11	15	8	-	3	11
Depreciation & Amortization	-	-	10	10	-	-	5	5
Office related	-	-	52	52	-	-	25	25
Professional fees	-	-	25	25	-	-	21	21
Outside services	-	7	13	20	-	-	4	4
Other administrative services	2	1	32	35	9	-	7	16
Total Selling, general & administrative	6	8	143	157	17	-	65	82

Selling, general and administrative (SG&A) expenses are primarily recorded in the Other segment and represent costs from corporate and other shared services areas, for the three months ended December 31, 2011 SG&A expenses increased, primarily related to facilities and infrastructure, to reflect expansion and investment in the International operations as the business continues maturating.

The Company expects net sales for both segments to continue trending above prior year results with gross margins being consistent to those achieved in the three months ended December 31, 2011.

Liquidity and Capital Resources

For the three months ended December 31, 2011, the Company generated a net loss of $567, which included non-cash expenses aggregating $654. Cash provided by continuing operations amounted to $524 for the three months ended December 31, 2011. The Company’s accumulated deficit amounted to $37,179, with cash and cash equivalents of $2,087 and a working capital deficit of $2,255.

On October 6, 2011, Beacon initiated a private placement of up to $4,500 of 12 month Senior Secured Notes (“Notes”). The Notes bear interest at 13% APR. Net proceeds were used to repay and replace previously existing Senior Secured Bank Notes totaling approximately $3,000 and for additional working capital. The Placement will expire on the sooner of (a) March 1, 2012 if the Minimum has not been met or (b) the date that the Maximum has been raised. As of December 31, 2011, we have raised net proceeds of $3,260 (gross proceeds of $3,892 less costs of $632). See Note 4.

On October 14, 2011, the Company raised $160 in cash proceeds from the sales 107 units of Series C-3 Convertible Preferred Stock. See Note 7.

Based on the recent progress the Company has made in the execution of its business plan, cash received from the aforementioned private placements and funds that the Company expects to generate from operations, and other alternative financing strategies if needed, will enable it to operate the Company’s business and repay debt obligations as they become due through December 31, 2012. However, the Company may require additional capital in order to execute its business plan. If the Company is unable to raise additional capital, or encounter unforeseen circumstances that place constraints on its capital resources, the Company will be required to take various measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing its business development activities, suspending the pursuit of the Company’s business plan, controlling overhead expenses and look to extend certain obligations. The Company cannot provide any assurance that it will raise additional capital. The Company has not secured any commitments for new financing at this time, nor can it provide any assurance that new financing will be available to the Company on acceptable terms, if at all.

Dividends on Series A and A-1 Preferred Stock are payable quarterly at an annual rate of 10% and Series B, C-1 and C-2 Preferred Stock are payable quarterly at an annual rate of 6% in cash or the issuance of additional shares of Preferred Stock, at our option for Series A, A-1, B and C-2. Series C-1 is payable in cash or additional stock at the holders discretion. If we were to fund dividends accruing during the year ending September 30, 2011 in cash, the total obligation would be $276 based on the number of shares of preferred Stock outstanding as of December 31, 2011.

We currently anticipate the cash requirements for capital expenditures, operating lease commitments and working capital will likely be funded with our existing fund sources and cash provided from operating activities. In the aggregate, total capital expenditures are not expected to be significant for the year ended September 30, 2012 and could be curtailed should we experience a shortfall in expected financing.

 Off-Balance Sheet Arrangements

We have operating lease commitments for real estate used for office and warehouse space.

Concentrations of Credit Risk

For the three months ended December 31, 2011 and 2010, respectively our largest customer accounted for approximately 80% and 61% of total sales. Although we expect to have a high degree of customer concentration, our customer engagements are typically covered by multi-year contracts or master service agreements under which we have been operating for a number of years. In addition, current economic conditions could harm the liquidity of and/or financial position of our customers or suppliers, which could in turn cause such parties to fail to meet their contractual or other obligations to us.

The Company maintains deposits in financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”). At various times, the Company has deposits in this financial institution in excess of the amount insured by the FDIC.

Employees

 Beacon currently employs approximately 78 people in the Columbus, OH, Louisville, KY, Raritan, NJ, Cincinnati, OH and Prague, Czech Republic.

Recent Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements included in this document.

Certain Relationships and Related Party Transactions

The Company has obtained insurance through an agency owned by one of its founding stockholders/directors. Insurance expense of $25 and $31 was paid to the agency for the three months ended December 31, 2011 and 2010, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated and communicated to our executive officers to allow timely decisions regarding required disclosure. As of December 31, 2011, our Chief Executive Officer, who acts in the capacity of principal executive officer and our Vice President Corporate Controller, who acts in the capacity of principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and the Vice President Corporate Controller have concluded that our disclosure controls and procedures were not effective as of December 31, 2011, based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

DISCLOSURE CONTROLS AND INTERNAL CONTROLS

Disclosure controls are designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer, President and Chief Operating Officer, Chief Administrative Officer and Vice President, Corporate Controller and Treasurer, as appropriate, to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that our transactions are properly authorized, recorded and reported and our assets are safeguarded against unauthorized or improper use, to permit the preparation of our financial statements in conformity with generally accepted accounting principles, including all applicable SEC regulations.

Management of our Company had reported at previous dates of assessment that we identified various deficiencies in our accounting processes and procedures that constitute material weaknesses in internal control over financial reporting and disclosure controls; additionally we have experienced difficulty applying complex accounting principles. During the three months ended December 31, 2011, we took certain steps in an effort to correct these material weaknesses, including implementation of a fully integrating operating and reporting system that will allow for more complete segregation of duties.

Although we believe that these steps have enabled us to improve our internal controls, additional time is still required to fully document our systems, implement control procedures and test their operating effectiveness before we can definitively conclude that we have remediated our deficiencies, but as of December 31, 2011, these weakness continue to edit.

We believe that our internal control risks are sufficiently mitigated by the fact that our Chief Executive Officer and Vice President, Corporate Controller and Treasurer review and approve substantially all of our major transactions and we have, when needed, hired outside experts to assist us with implementing complex accounting principles. Additionally, we believe the addition of the aforementioned Vice President, Corporate Controller and Treasurer will enable us to continue implementing the proper controls and making the necessary changes until these material weaknesses are remediated.

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

ITEM 4. Removed and Reserved.

ITEM 5. Other Information.

None.

ITEM 6. EXHIBITS

31.1	Certification of Principal Executive Officer, pursuant to Rules 13a-14(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Rules 13a-14(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934

**	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 8, 2012	Beacon Enterprise Solutions Group, Inc.

	By:	/s/ Bruce Widener
Bruce Widener
Chief Executive Officer and Chairman of the Board of Directors and

Date: February 8, 2012	By:	/s/ S. Scott Fitzpatrick
S. Scott Fitzpatrick
Principal Financial Officer

Page 21