Form 10-Q
period 2012-03-31
BEACON ENTERPRISE SOLUTIONS GROUP INC
filed 2012-05-01
CIK 1122063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012.

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

As of April 30, 2012, Beacon Enterprise Solutions Group, Inc. had a total of 37,611,396 shares of common stock issued and outstanding.

Beacon Enterprise Solutions Group, Inc.

FORM 10-Q

For the fiscal three and six months ended March 31, 2012

Beacon Enterprise Solutions Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(all amounts in 000's except share data)

	March 31,	September 30,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$893	$861
Accounts receivable, net	2,985	3,752
Inventory, net	-	-
Prepaid expenses and other current assets	2,048	1,345
Total current assets	5,926	5,958

Property and equipment, net	268	249
Goodwill	2,792	2,792
Other intangible assets, net	2,776	2,905
Other assets	40	18
Total assets	$11,802	$11,922

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Bridge note - related party	$100	$100
Note payable	300	-
Current portion of long-term debt	94	180
Senior secured notes payable	4,196	2,952
Accounts payable	2,427	3,204
Accrued expenses and other current liabilities	2,326	1,691
Total current liabilities	9,443	8,127

Long-term debt, less current portion	-	24
Deferred tax liability	241	212
Total liabilities	9,684	8,363
Commitments and contingencies (Note 6)
Stockholders' equity
Preferred Stock: $0.01 par value, 5,000,000 shares authorized, 1,598 and 1,491 shares outstanding in the following classes:
Series A convertible preferred stock, $1,000 stated value, 4,500 shares authorized, 30 shares issued and outstanding at March 31, 2012 and September 30, 2011 respectively, (liquidation preference $99)	30	30
Series A-1 convertible preferred stock, $1,000 stated value, 1,000 shares authorized, 311 shares issued and outstanding at March 31, 2012 and September 30, 2011 respectively, (liquidation preference $492)	311	311
Series B convertible preferred stock, $1,000 stated value, 4,000 shares authorized, 700 shares issued and outstanding at March 31, 2012 and September 30, 2011 respectively, (liquidation preference $1,048)	700	700
Series C-1 convertible preferred stock, $1,500 stated value, 400 shares authorized, 350 issued and outstanding at March 31, 2012 and September 30, 2011, respectively (liquidation preference $724)	525	525
Series C-2 convertible preferred stock, $1,500 stated value, 2,000 shares authorized, 100 issued and outstanding at March 31, 2012 and September 30, 2011, respectively (liquidation preference $204)	150	150
Series C-3 convertible preferred stock, $1,500 stated value, 110 shares authorized, 107 issued and outstanding at March 31, 2012 (liquidation preference $211)	160	-
Common stock, $0.001 par value 70,000,000 shares authorized 37,611,396 and 37,376,396 shares issued and outstanding at March 31, 2012 and September 30, 2011, respectively.	38	38
Additional paid in capital	38,840	38,342
Accumulated deficit	(38,747)	(36,583)
Accumulated other comprehensive income	111	46
Total stockholders' equity	2,118	3,559
Total liabilities and stockholders' equity	$11,802	$11,922

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beacon Enterprise Solutions Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(all amounts in 000's except share and per share data)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	March 31,	March 31,	March 31,	March 31,
	2012	2011	2012	2011
Net sales	$3,317	$5,003	$9,319	$8,977
Cost of goods sold	41	350	118	626
Cost of services	2,034	3,253	5,642	5,776
Total cost of sales and services	2,075	3,603	5,760	6,402
Gross profit	1,242	1,400	3,559	2,575

Operating expenses
Salaries and benefits	1,433	1,863	2,897	3,538
Selling, general and administrative	1,042	980	1,824	1,868
Total operating expenses	2,475	2,843	4,721	5,406
Loss from operations	(1,233)	(1,443)	(1,162)	(2,831)

Other expenses
Interest expense	(159)	(77)	(291)	(133)
Effect of foreign currency transaction	57	88	(170)	(14)
Amortization of deferred finance fees	(167)	(69)	(399)	(84)
Other expenses	(24)	(207)	(39)	(319)
Total other expenses	(293)	(265)	(899)	(550)

Net loss before income taxes	(1,526)	(1,708)	(2,061)	(3,381)

Income tax (expense) benefit	2	(126)	(30)	(88)

Loss from continuing operations	(1,524)	(1,834)	(2,091)	(3,469)
Income from discontinued operations	-	-	-	7,892

Net (loss) income	(1,524)	(1,834)	(2,091)	4,423

Preferred Stock:
Contractual dividends	(44)	(19)	(73)	(38)
Net (loss) income available to common stockholders	$(1,568)	$(1,853)	$(2,164)	$4,385

Net loss per share to common stockholders - basic and diluted
Net loss per share from continuing operations	$(0.04)	$(0.05)	$(0.06)	$(0.09)
Net (loss) income per share from discontinued operations	-	-	-	0.21
	$(0.04)	$(0.05)	$(0.06)	$0.12

Weighted average shares outstanding basic and diluted	37,611,396	37,376,396	37,611,396	37,376,396

Other comprehensive income, net of tax
Net (loss) income	$(1,568)	$(1,853)	$(2,164)	$4,385
Foreign currency translation adjustment	99	(43)	99	545
Comprehensive (loss) income	$(1,469)	$(1,896)	$(2,065)	$4,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beacon Enterprise Solutions Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity

(Unaudited)

(all amounts in 000's except share data)

	Series A Convertible		Series A-1 Convertible		Series B Convertible		Series C-1 Convertible		Series C-2 Convertible		Series C-3 Convertible						Accumulated
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional		Other
		$1,000 Stated		$1,000 Stated		$1,000 Stated		$1,000 Stated		$1,000 Stated		$1,000 Stated		$0.001 Par	Paid-In	Accumulated	Comprehensive
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Income	Total
Balance at September 30, 2011	30	$30	311	$311	700	$700	350	$525	100	$150	-	$-	37,611,396	$38	$38,342	$(36,583)	$46	$3,559

Employee stock compensation															368			368
Warrants issued consulting agreements															5			5
Amortization of market value of Common stock vested for investor relations agreement															93			93
Amortization of non-employee stock options issued for performance of services															32			32
Preferred Stock issued in private placement											107	160						160
Preferred Stock contractual dividends																(73)		(73)
Net loss																(2,091)		(2,091)
Net change in accumulated other comprehensive income																	65	65
Balance at March 31, 2012	30	$30	311	$311	700	$700	350	$525	100	$150	107	$160	37,611,396	$38	$38,840	$(38,747)	$111	$2,118

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beacon Enterprise Solutions Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(all amounts in 000's)

	For the Six	For the Six
	Months Ended	Months Ended
	March 31,	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,091)	$(3,469)

Adjustments to reconcile net loss to net cash used in operating activities:
Provision for obsolete inventory	(5)	30
Provision for doubtful accounts	14	138
Depreciation and amortization	223	258
Non-cash interest	-	156
Share based payments	498	503
Amortization of deferred finance fees	399	84
Amortization of debt discount	48	37
Change in deferred tax liability	30	30
Changes in operating assets and liabilities:
Accounts receivable	716	739
Inventory	5	15
Prepaid expenses and other assets	(452)	(360)
Accounts payable	(748)	(608)
Accrued expenses and other current liabilities	563	1,130
NET CASH USED IN OPERATING ACTIVITIES	(800)	(1,317)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(115)	(95)
NET CASH USED IN INVESTING ACTIVITIES	(115)	(95)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of senior secured notes payable, net of offering costs	3,529	2,667
Proceeds from sale of preferred stock, net of offering costs	160	263
Proceeds from issuance of promissory note	300	-
Proceeds from non-current line of credit - related party	-	310
Payments on non-current line of credit - related party	-	(940)
Payments on senior secured notes payable	(3,012)	-
Payments on notes payable	(109)	(448)

NET CASH PROVIDED BY FINANCING ACTIVITIES	868	1,852

Effect of exchange rate changes on cash and cash equivalents	79	(40)

NET INCREASE IN CASH AND CASH EQUIVALENTS	32	400

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	861	246

CASH AND CASH EQUIVALENTS - END OF PERIOD	$893	$646

Supplemental disclosures

Cash paid for:

Interest	$219	$91

Income taxes	$-	$-

Non-cash investing and financing activites:

Accrued dividends	$73	$46

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

The accompanying unaudited condensed consolidated financial statements for the three and six months ended March 31, 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited consolidated financial statements. The unaudited Condensed Consolidated Balance Sheet as of March 31, 2012, and Condensed Consolidated Statement of Operations for the three and six months ending March 31, 2012, and Condensed Consolidated Statements of Cash Flows and Stockholders’ Equity for the six months ended March 31, 2012 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which Beacon considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and six months ended March 31, 2012 are not necessarily indicative of results to be expected for the year ending September 30, 2012 or for any future interim period. The accompanying condensed consolidated financial statements should be read in conjunction with Beacon’s consolidated financial statements and notes thereto included in Beacon’s Annual Report on Form 10-K, which was filed with the SEC on December 12, 2011.

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

Liquidity and Capital Resources

For the six months ended March 31, 2012, the Company generated a net loss of $2,091, which included non-cash expenses aggregating $1,207. Cash used in continuing operations amounted to $800 for the six months ended March 31, 2012. The Company’s accumulated deficit amounted to $38,747, with cash and cash equivalents of $893 and a working capital deficit of $3,517.

On October 6, 2011, the Company initiated a private placement of up to $4,500 of 12 month Senior Secured Notes (“Notes”). The Notes bear interest at 13% APR. Net proceeds were used to repay and replace previously existing Senior Secured Bank Notes totaling approximately $3,000 and for additional working capital. As of March 31, 2012, the Company has raised net proceeds of $3,529 (gross proceeds of $4,208 less costs of $679). See Note 4.

On October 14, 2011, the Company raised $160 in cash proceeds from the sales 107 units of Series C-3 Convertible Preferred Stock. See Note 7.

On March 28, 2012 the Company issued a 90 day promissory note in the amount of $300 bearing interest at 12% per annum.

Despite the temporary delays in the orders from the Company's largest customer, year-to-date sales continue to compare favorably with the previous fiscal year. As a result of the improved sales and cost reduction measures implemented and those that are still to be reflected in the financial results, operations are expected to generate a positive cash flow, although there can be no such assurances. The principal payments on the Notes previously discussed will begin to come due in June of fiscal 2012, which could cause the Company to have a potential cash shortfall. Accordingly, the Company will need to secure additional financing or arrange for extensions in order to service these principal payments. Therefore management is currently in discussions with potential lenders for additional financing as well as the holders of the Notes. While management believes it will be successful, there can be no assurance at this time that they will secure the required arrangements. To the extent that the Company is unsuccessful in its plans to obtain new financing arrangements or extend the existing Notes, the Company will be required to take additional measures to conserve liquidity. These measures may include curtailing its business development activities, suspending the execution of the Company's business plan, controlling overhead expenses and extending certain obligations.

NOTE 2 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions include valuing equity securities in financing transactions and in share based payment arrangements, accounts receivable reserves, inventory reserves, deferred taxes and related valuation allowances, and estimating the fair values of long lived assets to assess whether impairment charges may be necessary. Certain of the Company’s estimates, including accounts receivable and inventory reserves and the carrying amounts of intangible assets could be affected by external conditions including those unique to the Company’s industry and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates that could cause actual results to differ from the Company’s estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on these conditions and record adjustments, when necessary.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no impact on previously report net income (loss).

Concentrations of Credit Risk

For the three months ended March 31, 2012 and 2011, respectively the Company’s largest customer accounted for approximately 78% and 73% of total sales. For the six months ended March 31, 2012 and 2011, respectively the Company’s largest customer accounted for approximately 82% and 72% of total sales. This customer had an accounts receivable balance of $1,738 and $3,541, respectively as of March 31, 2012 and 2011. Although the Company expects to have a high degree of customer concentration, its customer engagements are typically covered by multi-year contracts or master service agreements under which we have been operating for a number of years. In addition, this customer is comprised of multiple semi-autonomous operating units covered by a master services agreement which the Company believes mitigates potential risk. Also, current economic conditions could harm the liquidity of and/or financial position of the Company’s customers or suppliers, which could in turn cause such parties to fail to meet their contractual or other obligations to the Company.

The Company maintains deposits in financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”). At various times, the Company has deposits in these financial institutions in excess of the amount insurance by the FDIC.

Accounts Receivable

Accounts receivable of $4,346 and $5,117 as of March 31, 2012 and September 30, 2011, respectively include customer billings on invoices issued after the service is rendered or the sale earned. Credit is extended based on an evaluation of customer’s financial condition and advance payment is required for some of the Company’s services.

The Company establishes an allowance for doubtful accounts based on the Company’s best estimate of the amount of potential credit losses based on specific customer information and historical experience. Changes in economic conditions might result in changes to the estimated allowance. The allowance for doubtful accounts amounted to $1,361 and $1,365 as of March 31, 2012 and September 30, 2011, respectively.

Inventory

Inventory consists of parts and system components of $65 and $70 as of March 31, 2012 and September 30, 2011, respectively, and is stated at the lower of cost (first-in, first-out method) or market. In the case of slow moving items, the Company calculates a reserve for obsolescence to reflect a reduced marketability for the items. As of March 31, 2012 and September 30, 2011, the inventory was fully reserved.

Income Taxes

Deferred tax liabilities represent the difference between the financial reporting and income tax bases of tax deductible goodwill, which is an asset with an indefinite life and therefore cannot be used to offset net deferred tax assets for purposes of establishing a valuation allowance.

Net Loss Per Share

Basic net loss per share is computed by dividing net income or loss per share available to common stockholders by the weighted average shares of common stock outstanding for the periods presented. Diluted net income per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities, consisting of options and warrants, are excluded from the calculation of diluted per share data when they have an anti-dilutive effect or their per share exercise price is greater than the average market price of common stock during the periods presented. The computation of net income (loss) available to common stockholders per share for the three and six months ended March 31, 2012 and 2011, respectively, excludes potentially dilutive securities because their inclusion could be anti-dilutive.

Shares of common stock issuable upon conversion or exercise of potentially dilutive securities as of March 31, 2012 and 2011 are as follows:

	2012				2011
			Total				Total
	Stock	Common	Common		Stock	Common	Common
	Options and	Stock	Stock		Options and	Stock	Stock
	Warrants	Equivalents	Equivalents		Warrants	Equivalents	Equivalents
Series A Convertible Preferred Stock with Warrants	20,131	40,263	60,394	-	20,131	40,263	60,394
Series A-1 Convertible Preferred Stock with Warrants	207,260	414,518	621,778	-	207,260	414,518	621,778
Series B Convertible Preferred Stock with Warrants	350,000	875,000	1,225,000	-	350,000	875,000	1,225,000
Series C Convertible Preferred Stock with Warrants	628,333	1,256,666	1,884,999	-	175,000	350,000	525,000
Common Stock Offering Warrants	2,807,322	-	2,807,322	-	2,807,322	-	2,807,322
Placement Agent Warrants	2,973,052	-	2,973,052	-	2,847,497	-	2,847,497
Affiliate Warrants	55,583	-	55,583	-	55,583	-	55,583
Bridge Financing	285,500	166,667	452,167	-	285,500	166,667	452,167
Convertible Notes Payable Warrants	50,000	-	50,000	-	50,000	-	50,000
Senior Secured Notes Payable Warrants	449,999	-	449,999	-	449,999	-	449,999
Compensatory Warrants	300,000	-	300,000	-	300,000	-	300,000
Bonding Warrants	33,120	-	33,120	-	33,120	-	33,120
Equity Financing Arrangements Warrants	881,662	-	881,662	-	836,662	-	836,662
Consulting Warrants	2,500,000		2,500,000	-	2,500,000		2,500,000
Employee Stock Options	5,669,263	-	5,669,263	-	3,952,414	-	3,952,414
Non-Employee Stock Options	275,000	-	275,000	-	250,000	-	250,000
	17,486,225	2,753,115	20,239,340		15,120,488	1,846,448	16,966,936

Recently Adopted Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No.2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing for Goodwill Impairment” which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company has elected early adoption with no significant impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220)”. The amendments in this Update supersede certain pending paragraphs in Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in Update 2011—5 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect this update to have a significant impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05 Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this ASU should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect this update to have a significant impact on the Company’s consolidated financial statements.

NOTE 3 —	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	As of	As of
	March 31,	September 30,
	2012	2011
Service delivery	$1,052	$568
Compensation related	359	334
Customer Deposits	136	88
Dividends	320	247
Interest	49	39
Other	410	415

	$2,326	$1,691

NOTE 4 —	NOTES PAYABLE AND LINE OF CREDIT – RELATED PARTY

Notes Payable

On March 28, 2012 the Company issued a 90 day promissory note in the amount of $300 bearing interest at 12% per annum.

On October 6, 2011, the Company initiated a private placement (the “Placement”) of up to $4,500 of 12 month Senior Secured Notes (“Notes”) bearing interest at 13%APR due on various dates through November 30, 2012. Net proceeds were used to repay and replace an existing Senior Secured Bank Note totaling approximately $3,000 and for additional working capital. The Placement expired on March 1, 2012. The notes are secured by all business assets of the Company, as defined. As of March 31, 2012, the Company has issued $4,196 of notes. The Company incurred financing fees of $679 which have been recognized as part of Prepaid Expenses and Other Current Assets and are being amortized ratably over the life of the debt.

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

The Company has obtained insurance through an agency owned by one of its founding stockholders/directors. Insurance expense of $58 and $52 was paid to the agency for the three months ended March 31, 2012 and 2011, respectively. Insurance expense of $83 was paid to the agency for the both six month periods ended March 31, 2012 and 2011.

NOTE 6 —	COMMITMENTS AND CONTINGENCIES

Litigation

During the year ended September 30, 2011, Beacon was named a party in a lawsuit filed in Swiss court, seeking approximately $232 of unpaid liabilities incurred in connection with the discontinued Datacenter Contractors AG (“DC”, formerly “Beacon Solutions AG”) subsidiary.  Although the outcome of this matter cannot be predicted at this time, a motion to dismiss was filed in commercial court and the Company’s counsel has advised that its basis for procedural arguments is strong. As such no provision has been made as of March 31, 2012 related to this action, as the Company believes that the ultimate disposition of this matter will not have a material adverse effect on the Company’s financial position or results of operations, but there are no assurances that the Company will prevail.

On March 21, 2012, the Company received a demand letter seeking payment for an alleged liability incurred in connection with DC. The Company is currently analyzing this assertion with the assistance of counsel. Should this matter proceed further, the Company intends to vigorously defend itself in this action.

Engagement for Advisory Services

On January 1, 2009, we entered into a three year advisory agreement with a stockholder, whereby the party will provide corporate finance and business strategy advisory services pertaining to Beacon’s business affairs in the areas of business combinations, financing, etc. This agreement was subsequently extended to a total of five years in April 2011. Additionally during the six months ended March 31, 2012 the Company entered into additional agreements with the same stockholder for investor relations strategy services to be performed over the next fiscal year. The Company recorded $73 and $9 of professional fees expense under these agreements for the three months ended March 31, 2012 and 2011, respectively; and $113 and $19 for the six months ended March 31, 2012 and 2011 respectively.

Employment Agreement

On October 1, 2011, the Company entered into an employment agreement with the Principal Financial Officer detailing total compensation and including a provision for a payout equal to six month’s pay, at the then current salary, in the event a change of control occurs. Additionally, the agreement provides a grant of options to purchase 25,000 shares of common stock, with a fair value of $6, at an exercise price of $1.00 per share granted on October 1, 2011 and vesting in equal amounts over a three year period on the anniversary of the grant.

Operating Leases

The Company has entered into operating leases for office facilities in Louisville, KY, Columbus, OH, Cincinnati, OH, and Prague, Czech Republic. Rent expense for the three months ended March 31, 2012 and 2011, respectively amounted to $71 and $87. For the six months ended March 31, 2012 and 2011, rent expense was $128 and $137, respectively. A summary of the minimum lease payments due on these operating leases, exclusive of the Company’s share of operating expenses and other costs, is as follows:

For the Year ended
September 30,

2012 (remaining)	$133
2013	240
2014	240
2015	223
2016	122

$958

NOTE 7 —	STOCKHOLDERS’ EQUITY

Preferred Stock

On October 14, 2011 Beacon completed a private placement of 107 units (the "Series C-3 Units"), at a purchase price of $2 per Series C-3 Unit. Each Series C-3 Unit is comprised of (i) one (1) share of $1.5 Stated Value Series C-3 Convertible Preferred Stock (with each share having 125% nonparticipating liquidation preference, bearing cumulative dividends at a rate of 6% per annum payable quarterly in cash or additional Preferred Stock at the company’s option (but subordinate to the rights of the previously issued series of preferred stock) and convertible at the holder’s discretion into 3,333 shares of the Company’s Common Stock, at a conversion price of $0.45, and (ii) a five (5) year warrant to purchase 1,667 shares of its Common Stock (each, an "Investor Warrant") at a purchase price of $0.45 per share (collectively the "Series C-3 Offering"). Total proceeds from the placement were $160 and investors received an aggregate of 178,333 warrants.

For services performed in connection with Series C-3 private placements, Beacon issued 35,555 five year placement agent warrants with an exercise price of $0.45. Using the Black Scholes pricing model, the Company determined the fair value of the warrants to be $5.

The Company evaluated the conversion options embedded in the preferred stock securities to determine (in accordance with ASC 480 and ASC 815) whether they should be bifurcated from their host instruments and accounted for as separate derivative financial instruments. The Company determined the risks and rewards of the common shares underlying the conversion feature are clearly and closely related to those of the host instrument. Accordingly, the conversion features are being accounted for as embedded conversion options.

 The Company applies the classification and measurement principles enumerated in ASC 480 and ASC 815 with respect to accounting for its issuances of the preferred stock. The Company is required, under Nevada law, to obtain the approval of its Board of Directors in order to effectuate a merger, consolidation or similar event resulting in a more than 50% change in control or a sale of all or substantially all of its assets.

The Company evaluates convertible preferred stock at each reporting date for appropriate balance sheet classification.

Preferred Stock Dividends

Each share of preferred stock has voting rights equal to the equivalent number of common shares into which it is convertible. The holders of the Series A and Series A-1 are entitled to receive contractual cumulative dividends in preference to any dividend on the common stock at the rate of 10% per annum on the initial investment amount commencing on the date of issue. The holders of the Series B, C-1, C-2 and C-3 are entitled to receive contractual cumulative dividends in preference to any dividend on the common stock (but subject to the rights of the previously issued series of preferred stock) at the rate of 6% per annum on the initial investment amount commencing on the date of issue. Such dividends are payable on January 1, April 1, July 1 and October 1 of each year. Dividends accrued but unpaid as March 31, 2012, are $49, $86, $144, $32, $7 and $2 for Series A, A-1, B, C-1, C-2 and C-3 respectively.

Stock Options and Other Equity Compensation Plans

During the three months ended December 31, 2011, the Company’s Board of Directors authorized the grant of employee stock options to purchase an aggregate of 1,210,000 shares of common stock.  The options have ten year terms with vesting periods ranging from 1 to 3 years.  The Company calculated the $282 fair value of the options using the Black-Scholes option pricing model with the assumptions shown below.

During the three months ended March 31, 2012, the Company’s Board of Directors authorized the grant of employee stock options to purchase an aggregate of 1,628,750 shares of common stock.  The options have ten year terms with vesting periods ranging from 1 to 3 years.  The Company calculated the $380 fair value of the options using the Black-Scholes option pricing model with the assumptions shown below in the following table. Certain of the Company's options contain performance conditions. The fair value of these options has been measured but not recorded since determined to not be probable.

	For the Three	For the Six
	Months Ended	Months Ended
	March 31,	March 31,
	2012	2012
Stock Price	$0.29 - $0.31	$0.25 - $0.31
Expected Life (range)	6.0 - 6.50	5.50 - 6.50
Volatility	165% - 166%	165% - 167%
Risk-free interest rate	1.06%	1.06%
Dividend Yield	0%	0%
Fair value of options	$0.23	$0.23

The Company recognized $185 and $190 of non-cash share-based employee compensation expenses as follows for the three months ended March 31, 2012 and 2011, respectively. For the six months ended March 31, 2012 and 2011, non-cash share based employee compensation expense was $368 and $369, respectively.

A summary of the status of the Company’s stock option plan and the changes during the six months ended March 31, 2012, is presented in the table below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic
	Of Options	Exercise Price	Life	Value

Options Outstanding at October 1, 2011	3,684,696	$1.42
Granted	2,863,750	1.00
Forfeited	(604,183)	(1.12)
Options Outstanding at March 31, 2012	5,944,263	1.30	8.57	$-

Options Exercisable at March 31, 2012	1,953,505	$1.22	7.49	$-

As of March 31, 2012, there was $609 in unamortized share-based compensation cost. This cost is expected to be recognized over the remaining weighted average vesting period of approximately 6 years.

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

Professional Services represents design, engineering, project management and other services which typically deliver higher gross margins. Project Services represents the Company’s ITS construction management and contracted services operations. These engagements tend to be shorter in duration with lower gross margins. The remaining Other segment represents corporate, administrative, sales and other shared functions that are essential for the Company’s operations but do not directly facilitate the delivery of sales.

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies.” Segment data includes net sales, operating profitability, and total assets. Assets are not specifically used or identifiable with each operating segment so are included in the Other unit for both the North American and International segments.

For the three months ended March 31, 2012 the Company’s segment data is as follows:

North America	Professional Services	Project Services	Other	Total
Net sales	$552	$1,498	$-	$2,050
Income (loss) from operations	92	217	(1,346)	(1,037)
Depreciation and amortization	-	-	101	101
Net income (loss)	92	217	(1,779)	(1,470)

Capital expenditures	-	-	30	30

International	Professional Services	Project Services	Other	Total

Net sales	$576	$691	$-	$1,267
Income (loss) from operations	445	120	(761)	(196)
Depreciation and amortization	-	-	10	10
Net income (loss)	445	120	(619)	(54)
				-
Capital expenditures	-	-	-	-

For the three months ended March 31, 2011 the Company's segment data is as follows:

North America	Professional Services	Project Services	Other	Total
Net sales	$1,089	$1,378	$-	$2,467
Income (loss) from operations	206	(455)	(1,556)	(1,085)
Depreciation and amortization	-	-	116	116
Net income (loss)	206	(455)	(1,927)	(2,176)
Capital expenditures	-	-	60	60

International	Professional Services	Project Services	Other	Total
Net sales	$1,735	$801	$-	$2,536
Income (loss) from operations	698	35	(371)	362
Depreciation and amortization	-	-	10	10
Net income (loss)	698	35	(391)	(342)
Capital expenditures	-	-	-	-

For the six months ended March 31, 2012 the Company’s segment data is as follows:

North America	Professional Services	Project Services	Other	Total
Net sales	$1,229	$4,378	$(97)	$5,510
Income (loss) from operations	337	1,030	(2,502)	(1,135)
Depreciation and amortization	-	-	203	203
Net income (loss)	337	1,030	(3,314)	(1,947)
	-	-	-
Capital expenditures	-	-	102	102

International	Professional Services	Project Services	Other	Total
Net sales	$2,431	$1,378	$-	$3,809
Income (loss) from operations	1,298	229	(1,554)	(27)
Depreciation and amortization	-	-	20	20
Net income (loss)	1,298	229	(1,671)	(144)
				-
Capital expenditures	-	-	13	13

For the six months ended March 31, 2011 the Company's segment data is as follows:

North America	Professional Services	Project Services	Other	Total
Net sales	$1,954	$3,223	$-	$5,177
Income (loss) from operations	523	(321)	(2,691)	(2,489)
Depreciation and amortization	-	-	238	238
Net income (loss)	523	(321)	(3,261)	(3,059)
Capital expenditures	-	-	95	95

International	Professional Services	Project Services	Other	Total
Net sales	$2,214	$1,586	$-	$3,800
Income (loss) from operations	762	103	(1,207)	342
Depreciation and amortization	-	-	20	20
Net income (loss)	762	103	(1,275)	(410)
Capital expenditures	-	-	-	-

NOTE 9 —	SUBSEQUENT EVENTS

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

Organic Growth Strategy

With respect to our plans to increase net sales organically, we have identified, and are currently pursuing, several significant strategies including:

•	Strengthening existing customer relationships to ensure we are their partner for all design, implementation and management of ITS infrastructure solutions.
•	Add additional major account sales resources to facilitate the introduction of Fortune 1000, Global 2000 and qualifying multi-national firms. We refer to these current and future clients as Fortune 1000.

•	Continued expansion of the a la carte services offered to existing major national, multi-national and global clients who have not already signed an infrastructure managed services agreement.

Results of Operations

For the three months ended March 31, 2012 and 2011

 The following tables set forth items in the Company’s unaudited condensed financial statements by reporting segment:

North American Operations

	2012
	Professional Services		Project Services		Other	Total North America
Net Sales	$552	100%	$1,498	100%		$2,050	100%
Cost of materials sold	-		41		-	41
Cost of services	309	56%	1,061	71%		1,370	67%
Gross profit	243	44%	396	26%	-	639	31%
Operating expense
Salaries and benefits	92	17%	132	9%	1,024	1,248	61%
Selling, general and administrative	59	11%	47	3%	754	860	42%
Intercompany services	-		-		(432)	(432)
Income (loss) from operations	$92	17%	$217	14%	$(1,346)	$(1,037)	-51%

	2011
	Professional Services		Project Services		Other	Total North America
Net Sales	$1,089	100%	$1,378	100%	$-	$2,467	100%
Cost of materials sold	5	0%	330	24%	-	335	14%
Cost of services	634	58%	1,028	75%	-	1,662	67%
Gross profit	450	41%	20	1%	-	470	19%
Operating expense
Salaries and benefits	161	15%	355	26%	1,236	1,752	71%
Selling, general and administrative	83	8%	120	9%	546	749	30%
Intercompany services	-		-		(226)	(226)
Income (loss) from operations	$206	19%	$(455)	-33%	$(1,556)	$(1,805)	-73%

Overall Net sales from our North American operations for the three months ended March 31, 2012 decreased by 17% from the same period a year ago due to several design/build projects being delayed due to internal changes within our largest customer. This decrease was offset by an 8% increase in Project Services revenue. We expect the delayed projects to be resumed later in this fiscal year.

	2012				2011
	Professional Services	Project Services	Other	Total North America	Professional Services	Project Services	Other	Total North America

Cost of services
Direct labor	$152	$150	$-	$302	$197	$198	$-	$395
Subcontractor	147	911	-	1,058	237	818	-	1,055
Project expenses	10	-	-	10	200	12	-	212
Intercompany Services	-	-	-	-	-	-	-	-
Total cost of services	$309	$1,061	$-	$1,370	$634	$1,028	$-	$1,662

Cost of services sold decreased by 18% for the three months ended March 31, 2012 compared to the same period in 2011 as a result of the sales decrease. The continued shift in our business mod el whereby we utilize subcontractors to perform a larger portion of our service delivery, as opposed to internal resources, reduced the material costs compared to last year and resulted in overall gross margin improvement in our Project Services segment.

Salaries and benefits decreased over prior year reflecting a right-sizing of our administrative operations.

	2012				2011
	Professional Services	Project Services	Other	Total North America	Professional Services	Project Services	Other	Total North America
Selling, general and administrative
Travel	$29	$14	$98	$141	$5	$9	$80	$94
Depreciation & Amortization	-	-	100	100	-	-	(13)	(13)
Office related	23	10	87	120	31	26	49	106
Professional fees	-	-	101	101	-	-	94	94
Outside services	-	-	78	78	2	-	27	29
Other administrative services	7	23	290	320	45	85	309	439
Total Selling, general & administrative	$59	$47	$754	$860	$83	$120	$546	$749

Selling, general and administrative (SG&A) expenses are primarily recorded in the Other segment and represent costs from corporate, customer service, sales and other shared services areas. For the three months ended March 31, 2012 SG&A expenses increased by 15% due to increased depreciation expenses and travel e xpenses incurred to visit existing customers and develop new accounts.

International Operations

	2012
	Professional Services		Project Services		Other	Total International
Net Sales	$576	100%	$691	100%	$-	$1,267	100%
Cost of materials sold	-	0%	-	0%	-	-	0%
Cost of services	93	16%	571	83%	-	664	52%
Gross profit	483	84%	120	17%	-	603	48%
Operating expense
Salaries and benefits	15	3%	-	0%	170	185	15%
Selling, general and administrative	23	4%	-	0%	159	182	14%
Intercompany services	-		-		432	432
Income (loss) from operations	$445	77%	$120	17%	$(761)	$(196)	-15%

	2011
	Professional Services		Project Services		Other	Total International
Net Sales	$1,735	100%	$801	100%	$-	$2,536	100%
Cost of materials sold	15	1%	-	0%	-	15	1%
Cost of services	886	51%	705	88%	-	1,591	63%
Gross profit	834	48%	96	12%	-	930	37%
Operating expense
Salaries and benefits	43	2%	-	0%	68	111	4%
Selling, general and administrative	93	5%	61	8%	77	231	9%
Intercompany services	-		-		226	226
Income (loss) from operations	$698	40%	$35	4%	$(371)	$362	14%

Net sales from International operations for the three months ended March 31, 2012 decreased by 50% from the same period a year ago due to several design/build projects being delayed due to internal changes within our largest customer. This decrease was offset by a 16% increase in Project Services revenue. We expect the delayed projects to resume later in this fiscal year.

	2012				2011
	Professional Services	Project Services	Other	Total International	Professional Services	Project Services	Other	Total International

Cost of services
Direct labor	$63	$-	$-	$63	$46	$-	$-	$46
Subcontractor	20	567	-	587	814	716	-	1,530
Project expenses	10	4	-	14	26	(11)	-	15
Total cost of services	$93	$571	$-	$664	$886	$705	$-	$1,591

Cost of services sold decreased by 58% for the three months ended March 31, 2012 compared to the same period in 2011 as a result of the sales decrease.

Increased salaries and benefits for the three months ending March 31, 2012 over 2011 reflect our increased investment in personnel in our International operations.

	2012				2011
	Professional Services	Project Services	Other	Total International	Professional Services	Project Services	Other	Total International
Selling, general & administrative
Travel	$22	$-	$3	$25	$10	$-	$4	$14
Depreciation & Amortization	-	-	10	10	-	-	2	2
Office related	1	-	39	40	3	-	52	55
Professional fees	-	-	7	7	-	-	15	15
Outside services	-	-	91	91	61	-	4	65
Other administrative services	-	-	9	9	19	61	-	80
Total Selling, general & administrative	$23	$-	$159	$182	$93	$61	$77	$231

Selling, general and administrative (SG&A) expenses are primarily recorded in the Other segment and represent costs from corporate and other shared services areas, for the three months ended March 31, 2012 SG&A expenses decreased by 21%, as the infrastructure had been properly established in the same period last fiscal year to position this segment for growth.

The Company expects net sales for both segments to trend back to the first quarter levels for the remainder of the fiscal year with gross margins being consistent to those achieved in the three months ended March 31, 2012.

For the six months ended March 31, 2012 and 2011

 The following tables set forth items in the Company’s unaudited condensed financial statements by reporting segment:

North American Operations

	2012
	Professional Services		Project Services		Other	Total North America
Net Sales	$1,229	100%	$4,378	100%	$(97)	$5,510	100%
Cost of materials sold	-		103		-	103
Cost of services	627	51%	2,928	67%	(97)	3,458	63%
Gross profit	602	49%	1,347	31%	-	1,949	35%
Operating expense
Salaries and benefits	142	12%	262	6%	2,146	2,550	46%
Selling, general and administrative	123	10%	55	1%	1,307	1,485	27%
Intercompany services	-	0%	-	0%	(951)	(951)	-17%
Income (loss) from operations	$337	27%	$1,030	24%	$(2,502)	$(1,135)	-21%

	2011
	Professional Services		Project Services		Other	Total North America
Net Sales	$1,954	100%	$3,223	100%	$-	$5,177	100%
Cost of materials sold	9	0%	602	19%	-	611	12%
Cost of services	1,054	54%	2,087	65%	-	3,141	61%
Gross profit	891	46%	534	17%	-	1,425	28%
Operating expense
Salaries and benefits	222	11%	636	20%	2,454	3,312	64%
Selling, general and administrative	146	7%	219	7%	1,190	1,555	30%
Intercompany services	-		-		(953)	(953)
Income (loss) from operations	$523	27%	$(321)	-10%	$(2,691)	$(2,489)	-48%

Overall Net sales from our North American operations for the six months ended March 31, 2012 increased by 6% from the same period a year ago. However due to several design/build projects being delayed by internal changes within our largest customer Professional Services revenue decreased by 37% while Project Services continued to strengthen by increasing by 36%.

	2012				2011
	Professional Services	Project Services	Other	Total North America	Professional Services	Project Services	Other	Total North America

Cost of services
Direct labor	$257	$300	$-	$557	$402	$462	$-	$864
Subcontractor	332	2,541	-	2,873	379	1,560	-	1,939
Project expenses	38	87	-	125	273	65	-	338
Intercompany Services	-	-	(97)	(97)		-	-	-
Total cost of services	$627	$2,928	$(97)	$3,458	$1,054	$2,087	$-	$3,141

Cost of services sold increased by 10% for the six months ended March 31, 2012 compared to the same period in 2011 as a result of the continued shift in our business model whereby we utilize subcontractors to perform a larger portion of our service delivery as opposed to internal resources. This change in business model was also the source of the reduction in our cost of materials and direct labor expenses in 2011 compared to the same period in 2011. Additionally, service product mix and optimization of resources/subcontractors enabled the Company to increase gross margins over prior year.

Salaries and benefits decreased over prior year reflecting a right-sizing of our administrative operations.

	2012				2011
	Professional Services	Project Services	Other	Total North America	Professional Services	Project Services	Other	Total North America
Selling, general and administrative
Travel	$55	$22	$168	$245	$14	$17	$125	$156
Depreciation & Amortization	-	-	202	202	-	-	109	109
Office related	46	10	163	219	62	64	93	219
Professional fees	-	-	155	155	-	-	243	243
Outside services	-	-	127	127	2	-	37	39
Other administrative services	22	23	492	537	68	138	583	789
Total Selling, general & administrative	$123	$55	$1,307	$1,485	$146	$219	$1,190	$1,555

Selling, general and administrative (SG&A) expenses are primarily recorded in the Other segment and represent costs from corporate, customer service, sales and other shared services areas. For the six months ended March 31, 2012 SG&A expenses decreased by 5% as a result of continued management and review of operations and cost structure.

International Operations

	2012
	Professional Services		Project Services		Other	Total International
Net Sales	$2,431	100%	$1,378	100%	$-	$3,809	100%
Cost of materials sold	15	1%	-	0%	-	15	0%
Cost of services	1,043	43%	1,141	83%	-	2,184	57%
Gross profit	1,373	56%	237	17%	-	1,610	42%
Operating expense
Salaries and benefits	46	2%	-	0%	301	347	9%
Selling, general and administrative	29	1%	8	1%	302	339	9%
Intercompany services	-		-		951	951
Income (loss) from operations	$1,298	53%	$229	17%	$(1,554)	$(27)	-1%

	2011
	Professional Services		Project Services		Other	Total International
Net Sales	$2,214	100%	$1,586	100%	$-	$3,800	100%
Cost of materials sold	15	1%	-	0%	-	15	0%
Cost of services	1,213	55%	1,422	90%	-	2,635	69%
Gross profit	986	45%	164	10%	-	1,150	30%
Operating expense
Salaries and benefits	114	5%	-	0%	112	226	6%
Selling, general and administrative	110	5%	61	4%	142	313	8%
Intercompany services	-				953	953
Income (loss) from operations	$762	34%	$103	6%	$(1,207)	$(342)	-9%

Net sales from International operations for the six months ended March 31, 2012 remained flat versus the same period prior year. In spite of project delays we were able to increase presence and increase Professional Service revenue by 10%; these gains were offset by a reduction in Project Services of 13%. We expect sales to trend up for the rest of the fiscal year toward first quarter levels and beyond.

	2012				2011
	Professional Services	Project Services	Other	Total International	Professional Services	Project Services	Other	Total International

Cost of services
Direct labor	$118	$-	$-	$118	$119	$-	$-	$119
Subcontractor	892	1,137	-	2,029	998	1,384	-	2,382
Project expenses	33	4	-	37	96	38	-	134
Total cost of services	$1,043	$1,141	$-	$2,184	$1,213	$1,422	$-	$2,635

The decrease in cost of services sold primarily reflects the decrease in Project Services sales, which are mainly delivered via our subcontractor business model, thereby decreasing the expense to deliver service. The service product mix, weighted toward Professional Services attributes to increased margins over prior year as this segment typically consists of higher margin services.

Increased salaries and benefits for the six months ending March 31, 2012 over 2011 reflect our increased investment in personnel in our International operations.

	2012				2011
	Professional Services	Project Services	Other	Total International	Professional Services	Project Services	Other	Total International
Selling, general & administrative
Travel	$26	$-	$14	$40	$18	$-	$7	$25
Depreciation & Amortization	-	-	20	20	-	-	7	7
Office related	1	-	91	92	3	-	77	80
Professional fees	-	-	32	32	-	-	36	36
Outside services	-	7	104	111	61	-	8	69
Other administrative services	2	1	41	44	28	61	7	96
Total Selling, general & administrative	$29	$8	$302	$339	$110	$61	$142	$313

Selling, general and administrative (SG&A) expenses are primarily recorded in the Other segment and represent costs from corporate and other shared services areas, for the six months ended March 31, 2012 SG&A expenses increased, primarily related to facilities and infrastructure, to reflect expansion and investment in the International operations as the business continues maturating.

The Company expects net sales for both segments to trend back to the first quarter levels for the remainder of the fiscal year with gross margins being consistent to those achieved in the three months ended March 31, 2012.

Liquidity and Capital Resources

For the six months ended March 31, 2012, the Company generated a net loss of $2,091, which included non-cash expenses aggregating $1,207. Cash used in continuing operations amounted to $800 for the six months ended March 31, 2012. The Company’s accumulated deficit amounted to $38,747, with cash and cash equivalents of $893 and a working capital deficit of $3,517.

On October 6, 2011, the Company initiated a private placement of up to $4,500 of 12 month Senior Secured Notes (“Notes”). The Notes bear interest at 13% APR. Net proceeds were used to repay and replace previously existing Senior Secured Bank Notes totaling approximately $3,000 and for additional working capital. As of March 31, 2012, the Company has raised net proceeds of $3,529 (gross proceeds of $4,208 less costs of $679). See Note 4.

On October 14, 2011, the Company raised $160 in cash proceeds from the sales 107 units of Series C-3 Convertible Preferred Stock. See Note 7.

On March 28, 2012 the Company issued a 90 day promissory note in the amount of $300 bearing interest at 12% per annum.

Despite the reductions in revenue discussed above, year-to-date sales continue to compare favorably with the previous fiscal year. As a result of the improved sales and cost reduction measures implemented and those that are still to be reflected in the financial results, operations are expected to generate a positive cash flow in the current fiscal year, although there are no assurances it will happen. The principal payments on the Notes previously discussed will begin to come due in June of fiscal 2012 and the Company will need to secure additional financing or arrange for extensions in order to service these principal payments. Therefore management is currently in discussions with potential lenders for additional financing as well as the holders of the Notes. While management believes it will be successful, there can be no assurance at this time that they will secure the required arrangements. To the extent that the Company is unsuccessful in its plans to obtain new financing arrangements or extend the existing Notes, the Company will be required to take additional measures to conserve liquidity. These measures may include curtailing its business development activities, suspending the execution of the Company's business plan, controlling overhead expenses and extending certain obligations.

Dividends on Series A and A-1 Preferred Stock are payable quarterly at an annual rate of 10% and Series B, C-1 and C-2 Preferred Stock are payable quarterly at an annual rate of 6% in cash or the issuance of additional shares of Preferred Stock, at our option for Series A, A-1, B and C-2. Series C-1 is payable in cash or additional stock at the holders discretion. If we were to fund dividends accruing during the year ending September 30, 2012 in cash, the total obligation would be $320 based on the number of shares of preferred Stock outstanding as of March 31, 2012.

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

Concentrations of Credit Risk

For the three months ended March 31, 2012 and 2011, respectively the Company’s largest customer accounted for approximately 78% and 73% of total sales. For the six months ended March 31, 2012 and 2011, respectively the Company’s largest customer accounted for approximately 82% and 72% of total sales. This customer had an accounts receivable balance of $1,738 and $3,541, respectively as of March 31, 2012 and 2011. Although the Company expects to have a high degree of customer concentration, its customer engagements are typically covered by multi-year contracts or master service agreements under which we have been operating for a number of years. In addition, this customer is comprised of multiple semi-autonomous operating units covered by a master services agreement which the Company believes mitigates potential risk. Also, current economic conditions could harm the liquidity of and/or financial position of the Company’s customers or suppliers, which could in turn cause such parties to fail to meet their contractual or other obligations to the Company.

The Company maintains deposits in financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”). At various times, the Company has deposits in these financial institutions in excess of the amount insurance by the FDIC.

Employees

 Beacon currently employs approximately 78 people in the Columbus, OH, Louisville, KY, Raritan, NJ, Cincinnati, OH and Prague, Czech Republic.

Recent Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements included in this document.

Certain Relationships and Related Party Transactions

 The Company has obtained insurance through an agency owned by one of its founding stockholders/directors. Insurance expense of $58 and $52 was paid to the agency for the three months ended March 31, 2012 and 2011, respectively. Insurance expense of $83 was paid to the agency for the both six month periods ended March 31, 2012 and 2011.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated and communicated to our executive officers to allow timely decisions regarding required disclosure. As of March 31, 2012, our Chief Executive Officer, who acts in the capacity of principal executive officer and our Vice President Corporate Controller, who acts in the capacity of principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and the Vice President Corporate Controller have concluded that our disclosure controls and procedures were not effective as of March 31, 2012, based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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

Management of our Company had reported at previous dates of assessment that we identified various deficiencies in our accounting processes and procedures that constitute material weaknesses in internal control over financial reporting and disclosure controls; additionally we have experienced difficulty applying complex accounting principles. During the three and six months ended March 31, 2012, we took certain steps in an effort to correct these material weaknesses, including implementation of a fully integrating operating and reporting system that will allow for more complete segregation of duties but as of March 31, 2012, these weaknesses continue to exist.

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

ITEM 5. OTHER INFORMATION

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

Date: May 1, 2012	Beacon Enterprise Solutions Group, Inc.

	By:	/s/ Bruce Widener
Bruce Widener
Chief Executive Officer and Chairman of the Board of Directors and

Date: May 1, 2012	By:	/s/ S. Scott Fitzpatrick
S. Scott Fitzpatrick
Principal Financial Officer

Page 26