Form 10-Q
period 2012-06-30
BEACON ENTERPRISE SOLUTIONS GROUP INC
filed 2012-08-14
CIK 1122063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012.

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting
		(Do not check if a smaller reporting company)	company ☑

As of August 10, 2012, Beacon Enterprise Solutions Group, Inc. had a total of 37,611,396 shares of common stock issued and outstanding.

Beacon Enterprise Solutions Group, Inc.

FORM 10-Q

For the fiscal three and nine months ended June 30, 2012

Beacon Enterprise Solutions Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(all amounts in 000's except share data)

	June 30,	September 30,
	2012	2011
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$75	$861
Accounts receivable, net	2,030	3,752
Inventory, net	-	-
Prepaid expenses and other current assets	1,535	1,345
Total current assets	3,640	5,958

Property and equipment, net	220	249
Goodwill	2,791	2,792
Other intangible assets, net	650	2,905
Other assets	19	18
Total assets	$7,320	$11,922

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Bridge note - related party	$100	$100
Note payable	300	-
Current portion of long-term debt	59	180
Senior secured notes payable	3,550	2,952
Accounts payable	2,536	3,204
Accrued expenses and other current liabilities	2,000	1,691
Total current liabilities	8,545	8,127

Long-term debt, less current portion	-	24
Deferred tax liability	256	212
Total liabilities	8,801	8,363

Commitments and contingencies (Note 6)

Stockholders' equity (deficiency)
Preferred Stock: $0.01 par value, 5,000,000 shares authorized, 1,598 and 1,491 shares outstanding in the following classes:
Series A convertible preferred stock, $1,000 stated value, 4,500 shares authorized, 30 shares issued and outstanding at June 30, 2012 and September 30, 2011 respectively, (liquidation preference $100)	30	30
Series A-1 convertible preferred stock, $1,000 stated value, 1,000 shares authorized, 311 shares issued and outstanding at June 30, 2012 and September 30, 2011 respectively, (liquidation preference $507)	311	311
Series B convertible preferred stock, $1,000 stated value, 4,000 shares authorized, 700 shares issued and outstanding at June 30, 2012 and September 30, 2011 respectively, (liquidation preference $1,070)	700	700
Series C-1 convertible preferred stock, $1,500 stated value, 400 shares authorized, 350 issued and outstanding at June 30, 2012 and September 30, 2011, respectively (liquidation preference $735)	525	525
Series C-2 convertible preferred stock, $1,500 stated value, 2,000 shares authorized, 100 issued and outstanding at June 30, 2012 and September 30, 2011, respectively (liquidation preference $207)	150	150
Series C-3 convertible preferred stock, $1,500 stated value, 110 shares authorized, 107 issued and outstanding at June 30, 2012 (liquidation preference $214)	160	-
Common stock, $0.001 par value 70,000,000 shares authorized 37,611,396 and 37,611,396 shares issued and outstanding at June 30, 2012 and September 30, 2011, respectively.	38	38
Additional paid in capital	39,024	38,342
Accumulated deficit	(42,587)	(36,583)
Accumulated other comprehensive income	168	46
Total stockholders' equity (deficiency)	(1,481)	3,559
Total liabilities and stockholders' equity (deficiency)	$7,320	$11,922

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beacon Enterprise Solutions Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(all amounts in 000's except share and per share data)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Net sales	$3,446	$4,502	$12,765	$13,479
Cost of goods sold	176	181	294	806
Cost of services	2,176	2,309	7,818	8,084
Total cost of sales and services	2,352	2,490	8,112	8,890
Gross profit	1,094	2,012	4,653	4,589

Operating expenses
Salaries and benefits	1,229	758	4,126	4,296
Selling, general and administrative	1,135	1,302	2,953	3,172
Impairment of intangible assets	2,062	-	2,062	-
Total operating expenses	4,426	2,060	9,141	7,468
Loss from operations	(3,332)	(48)	(4,488)	(2,879)

Other expenses
Interest expense	(130)	(128)	(421)	(261)
Effect of foreign currency transaction	(109)	(8)	(279)	(3)
Amortization of deferred finance fees	(156)	(83)	(555)	(167)
Other expenses	(62)	(54)	(107)	(392)
Total other expenses	(457)	(273)	(1,362)	(823)

Net loss before income taxes	(3,789)	(321)	(5,850)	(3,702)

Income tax expense	(14)	(75)	(44)	(164)
Loss from continuing operations	(3,803)	(396)	(5,894)	(3,866)
Income from discontinued operations	-	-	-	7,892
Net (loss) income	(3,803)	(396)	(5,894)	4,026
Preferred Stock:
Contractual dividends	(35)	(26)	(110)	(64)
Net (loss) income available to common stockholders	$(3,838)	$(422)	$(6,004)	$3,962

Net loss per share to common stockholders - basic and diluted
Net loss per share from continuing operations	$(0.10)	$(0.01)	$(0.16)	$(0.10)
Net (loss) income per share from discontinued operations	-	-	-	0.21
	$(0.10)	$(0.01)	$(0.16)	$0.11

Weighted average shares outstanding basic and diluted	37,611,396	37,378,868	37,611,396	37,377,220
Other comprehensive income, net of tax
Net (loss) income	$(3,838)	$(422)	$(6,004)	$3,962
Foreign currency translation adjustment	(57)	(8)	(122)	545
Comprehensive (loss) income	$(3,895)	$(430)	$(6,126)	$4,507

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beacon Enterprise Solutions Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity

(Unaudited)

(all amounts in 000's except share data)

	Series A Convertible		Series A-1 Convertible		Series B Convertible		Series C-1 Convertible		Series C-2 Convertible		Series C-3 Convertible						Accumulated
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional		Other
		$1,000 Stated		$1,000 Stated		$1,000 Stated		$1,000 Stated		$1,000 Stated		$1,000 Stated		$0.001 Par	Paid-In	Accumulated	Comprehensive
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Income	Total
Balance at September 30, 2011	30	$30	311	$311	700	$700	350	$525	100	$150	-	$-	37,611,396	$38	$38,342	$(36,583)	$46	$3,559

Employee stock compensation															495			495
Warrants issued consulting agreements															6			6
Amortization of market value of Common stock
vested for investor relations agreement															138			138
Amortization of non-employee stock options
issued for performance of services															43			43
Preferred Stock issued																		-
in private placement											107	160						160
Preferred Stock contractual dividends																(110)		(110)
																		-
Net loss																(5,894)		(5,894)
Net change in accumulated other comprehensive income																	122	122

Balance at June 30, 2012	30	$30	311	$311	700	$700	350	$525	100	$150	107	$160	37,611,396	$38	$39,024	$(42,587)	$168	$(1,481)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Beacon Enterprise Solutions Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(all amounts in 000's)

	For the Nine	For the Nine
	Months Ended	Months Ended
	June 30,	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,894)	$(3,866)

Adjustments to reconcile net loss to net cash used in operating activities:
Provision for obsolete inventory	-	45
Provision for doubtful accounts	290	461
Depreciation and amortization	332	383
Impairment of intangible assets	2,062	-
Non-cash interest	-	71
Share based payments	683	808
Amortization of deferred finance fees	555	167
Amortization of debt discount	48	85
Change in deferred tax liability	44	44
Changes in operating assets and liabilities:
Accounts receivable	1,297	923
Inventory	-	(54)
Prepaid expenses and other assets	(107)	(325)
Accounts payable	(563)	(849)
Accrued expenses and other current liabilities	211	602

NET CASH USED IN OPERATING ACTIVITIES	(1,042)	(1,505)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(115)	(95)

NET CASH USED IN INVESTING ACTIVITIES	(115)	(95)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of senior secured notes payable, net of offering costs	3,529	2,667
Proceeds from sale of preferred stock, net of offering costs	160	607
Proceeds from issuance of promissory note	300	-
Proceeds from non-current line of credit - related party	-	310
Payments on non-current line of credit - related party	-	(940)
Payments on senior secured notes payable	(3,658)	-
Payments on notes payable	(144)	(513)

NET CASH PROVIDED BY FINANCING ACTIVITIES	187	2,131

Effect of exchange rate changes on cash and cash equivalents	184	(83)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(786)	448

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	861	246

CASH AND CASH EQUIVALENTS - END OF PERIOD	$75	$694

Supplemental disclosures

Cash paid for:

Interest	$357	$178

Income taxes	$-	$-

Non-cash investing and financing activites:

Accrued dividends	$110	$64

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

The accompanying unaudited condensed consolidated financial statements for the three and nine months ended June 30, 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited consolidated financial statements. The unaudited Condensed Consolidated Balance Sheet as of June 30, 2012, and Condensed Consolidated Statement of Operations for the three and nine months ending June 30, 2012, and Condensed Consolidated Statements of Cash Flows and Stockholders’ Equity for the nine months ended June 30, 2012 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which Beacon considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and nine months ended June 30, 2012 are not necessarily indicative of results to be expected for the year ending September 30, 2012 or for any future interim period. The accompanying condensed consolidated financial statements should be read in conjunction with Beacon’s consolidated financial statements and notes thereto included in Beacon’s Annual Report on Form 10-K, which was filed with the SEC on December 12, 2011.

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

Going Concern, Liquidity and Capital Resources

For the nine months ended June 30, 2012, the Company generated a net loss of $5,894, which included a non- cash impairment of intangible assets of $2,062 (see Note 2) and other non-cash expenses aggregating $1,952. Cash used in operations amounted to $1,042 for the nine months ended June 30, 2012. As of June 30, 2012, the Company’s accumulated deficit amounted to $42,587, with cash and cash equivalents of $75 and a working capital deficit of $4,905. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

On October 6, 2011, the Company initiated a private placement of up to $4,500 of 12 month Senior Secured Notes (“Notes”). The Notes bear interest at 13% APR. Net proceeds were used to repay and replace previously existing Senior Secured Bank Notes totaling approximately $3,000 and for additional working capital. The placement expired on March 1, 2012 and the Company raised aggregate net proceeds of $3,529 (gross proceeds of $4,208 less costs of $679). See Note 4.

On October 14, 2011, the Company raised $160 in cash proceeds from the sales 107 units of Series C-3 Convertible Preferred Stock. See Note 7.

On March 28, 2012 the Company issued a 90 day promissory note in the amount of $300 bearing interest at 12% per annum. Upon maturity, on June 29, 2012 the Company began negotiating an extension with the Noteholder to roll the balance into another note, with an additional $300 of funds, received on July 2, 2012, for a total note of $600 bearing interest at 12% and payable over a 24 month term, with interest only for the first twelve months and principal and interest payments beginning month thirteen through the end of the term.

The principal payments on the Notes previously discussed have begun to come due and have been paid in June of fiscal 2012 according to terms. However subsequent to June 30, 2012, the Company has been unable to make the required principal payments and is currently in a state of default with respect to the Notes. The Company is currently negotiating potential options related to the notes, including restructuring the debt, refinancing and recapitalizing the Company. There can be no assurance at this time that the Company will secure the required arrangements to meet its obligations. To the extent that the Company is unsuccessful in its plans to obtain new financing arrangements or extend the existing Notes, the Company will be required to consider other strategic alternatives and or take additional measures to conserve liquidity. These strategic alternatives and measures may include but are not limited to securing a strategic investor, the sale or merger of the Company, the issuance of additional debt or equity, suspending the execution of the Company’s business plan, controlling overhead expenses, extending certain obligations and or a structured reorganization.

Accordingly, the accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the condensed consolidated financial statements do not necessarily represent realizable or settlement values. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Concentrations of Credit Risk

For the three months ended June 30, 2012 and 2011, respectively the Company’s largest customer accounted for approximately 88% and 78% of total sales. For the nine months ended June 30, 2012 and 2011, respectively the Company’s largest customer accounted for approximately 83% and 77% of total sales. This customer had an accounts receivable balance of $1,571 and $3,941, respectively as of June 30, 2012 and September 30, 2011. Although the Company expects to have a high degree of customer concentration, its customer engagements are typically covered by multi-year contracts or master service agreements under which we have been operating for a number of years. In addition, this customer is comprised of multiple semi-autonomous operating units covered by a master services agreement which the Company believes mitigates potential risk. Also, current economic conditions could harm the liquidity of and/or financial position of the Company’s customers or suppliers, which could in turn cause such parties to fail to meet their contractual or other obligations to the Company.

The Company maintains deposits in financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”). At various times, the Company has deposits in these financial institutions in excess of the amount insurance by the FDIC.

Goodwill and Intangible Assets

The Company accounts for goodwill and intangible assets in accordance with ASC 350 Intangibles - Goodwill and Other, ASU 2011-08 Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment. ASC 350 requires that goodwill and other intangibles with indefinite lives should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value (a triggering event).

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

The Company reviews goodwill for possible impairment by comparing the fair value of the reporting unit to the carrying value of the assets. If the fair value exceeds the carrying value of net asset, no goodwill impairment is deemed to exist, except in circumstances in which the carrying value is less than zero. If the carrying value of the reporting unit is less than zero or the fair value does not exceed the carrying value, goodwill is tested for impairment and written down to its implied value if it is determined to be impaired.

The Company believes that such conditions existed in the third quarter of fiscal 2012 that an interim test of goodwill was required based on a triggering event.  The Company reviewed goodwill for impairment as of June 30, 2012 and determined the fair value of goodwill exceeded the carrying value and no impairment was deemed to exist.  As a result of the triggering event related to goodwill, the Company also evaluated the fair value of its definite lived intangibles.  This review resulted in the determination that an impairment of these intangible assets existed.  These assets relate to customer relationships recorded in an acquisition.  The impairment resulted in a non-cash impairment expense of $2,062.

The fair value of goodwill will continue to be evaluated on a periodic basis. The fair value of goodwill as of June 30, 2012 was determined using a combination of the income and market approach to be approximately $3,500 as compared to a book value of $2,791. Should the Company continue to experience losses or the fair value of assets or liabilities decrease significantly, the fair value of the goodwill could become impaired as well. This determination could result in an additional non-cash charge in order to properly record goodwill based on its fair value.

The recoverability of the intangible assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows the asset or asset group is expected to generate. The undiscounted cash flows did not exceed the carrying amount of the assets in this circumstance. The impairment charge was recorded in the Company’s Other - North America segment

Accounts Receivable

Accounts receivable of $2,398 and $5,117 as of June 30, 2012 and September 30, 2011, respectively include customer billings on invoices issued after the service is rendered or the sale earned. Credit is extended based on an evaluation of customer’s financial condition and advance payment is required for some of the Company’s services.

The Company establishes an allowance for doubtful accounts based on the Company’s best estimate of the amount of potential credit losses based on specific customer information and historical experience. Changes in economic conditions might result in changes to the estimated allowance. The allowance for doubtful accounts amounted to $368 and $1,365 as of June 30, 2012 and September 30, 2011, respectively.

Inventory

Inventory consists of parts and system components of $0 and $70 as of June 30, 2012 and September 30, 2011, respectively, and is stated at the lower of cost (first-in, first-out method) or market. In the case of slow moving items, the Company calculates a reserve for obsolescence to reflect a reduced marketability for the items. As of September 30, 2011, the inventory was fully reserved.

Income Taxes

Deferred tax liabilities represent the difference between the financial reporting and income tax bases of tax deductible goodwill, which is an asset with an indefinite life and therefore cannot be used to offset net deferred tax assets for purposes of establishing a valuation allowance.

Net Loss Per Share

Basic net loss per share is computed by dividing net income or loss per share available to common stockholders by the weighted average shares of common stock outstanding for the periods presented. Diluted net income per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities, consisting of options and warrants, are excluded from the calculation of diluted per share data when they have an anti-dilutive effect or their per share exercise price is greater than the average market price of common stock during the periods presented. The computation of net income (loss) available to common stockholders per share for the three and nine months ended June 30, 2012 and 2011, respectively, excludes potentially dilutive securities because their inclusion could be anti-dilutive.

Shares of common stock issuable upon conversion or exercise of potentially dilutive securities as of June 30, 2012 and 2011 are as follows:

	2012			2011

			Total			Total
	Stock	Common	Common	Stock	Common	Common
	Options and	Stock	Stock	Options and	Stock	Stock
	Warrants	Equivalents	Equivalents	Warrants	Equivalents	Equivalents

Series A Convertible Preferred Stock with Warrants	20,131	40,263	60,394	20,131	40,263	60,394
Series A-1 Convertible Preferred Stock with Warrants	207,260	414,518	621,778	207,260	414,518	621,778
Series B Convertible Preferred Stock with Warrants	350,000	875,000	1,225,000	350,000	875,000	1,225,000
Series C Convertible Preferred Stock with Warrants	628,333	1,256,666	1,884,999	450,000	900,000	1,350,000
Common Stock Offering Warrants	2,807,322	-	2,807,322	2,807,322	-	2,807,322
Placement Agent Warrants	2,973,052	-	2,973,052	2,937,497	-	2,937,497
Affiliate Warrants	55,583	-	55,583	55,583	-	55,583
Bridge Financing	285,500	166,667	452,167	285,500	166,667	452,167
Convertible Notes Payable Warrants	50,000	-	50,000	50,000	-	50,000
Senior Secured Notes Payable Warrants	449,999	-	449,999	449,999	-	449,999
Compensatory Warrants	300,000	-	300,000	300,000	-	300,000
Bonding Warrants	33,120	-	33,120	33,120	-	33,120
Equity Financing Arrangements Warrants	881,662	-	881,662	881,662	-	881,662
Consulting Warrants	2,500,000		2,500,000	2,500,000		2,500,000
Employee Stock Options	5,378,136	-	5,378,136	3,443,088	-	3,443,088
Non-Employee Stock Options	275,000	-	275,000	250,000	-	250,000

	17,195,098	2,753,114	19,948,212	15,021,162	2,396,448	17,417,610

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

NOTE 3 —	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	As of	As of
	June 30,	September 30,
	2012	2011

Service delivery	$857	$568
Compensation related	413	334
Customer deposits	41	88
Dividends	355	247
Interest	49	39
Other	285	415

	$2,000	$1,691

NOTE 4 —	NOTES PAYABLE AND LINE OF CREDIT – RELATED PARTY

Notes Payable

On March 28, 2012 the Company issued a 90 day promissory note in the amount of $300 bearing interest at 12% per annum. Upon maturity, on June 29, 2012 the Company began negotiating an extension with the Noteholder to roll the balance into another note, with an additional $300 of funds, received on July 2, 2012, for a total note of $600 bearing interest at 12% and payable over a 24 month term, with interest only for the first twelve months and principal and interest payments beginning month thirteen through the end of the term.

On October 6, 2011, the Company initiated a private placement (the “Placement”) of up to $4,500 of 12 month Senior Secured Notes (“Notes”) bearing interest at 13% APR due on various dates through November 30, 2012 and secured by all business assets of the Company. Net proceeds were used to repay and replace an existing Senior Secured Bank Note totaling approximately $3,000 and for additional working capital. The Placement expired on March 1, 2012. As of June 30, 2012, the Company has a balance of $3,550 of Senior Secured Notes Payable. The Company incurred financing fees of $679 which have been recognized as part of Prepaid Expenses and Other Current Assets and are being amortized ratably over the life of the debt.

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

 The Company has obtained insurance through an agency owned by one of its founding stockholders/directors. Insurance expense of $19 and $44 was paid to the agency for the three months ended June 30, 2012 and 2011, respectively. Insurance expense of $102 and $126 was paid to the agency for the nine months ended June 30, 2012 and 2011.

NOTE 6 —	COMMITMENTS AND CONTINGENCIES

Litigation

During the year ended September 30, 2011, Beacon was named a party in a lawsuit filed in Swiss court, seeking approximately $232 of unpaid liabilities incurred in connection with the discontinued Datacenter Contractors AG (“DC”, formerly “Beacon Solutions AG”) subsidiary.  Although the outcome of this matter cannot be predicted at this time, a motion to dismiss was filed in commercial court and the Company’s counsel has advised that its basis for procedural arguments is strong. As such no provision has been made as of June 30, 2012 related to this action, as the Company believes that the ultimate disposition of this matter will not have a material adverse effect on the Company’s financial position or results of operations, but there are no assurances that the Company will prevail.

On March 21, 2012, the Company received a demand letter seeking payment for an alleged liability incurred in connection with DC. The Company is currently analyzing this assertion with the assistance of counsel. Should this matter proceed further, the Company intends to vigorously defend itself in this action.

Engagement for Advisory Services

On January 1, 2009, the Company entered into a three year advisory agreement with a stockholder, whereby the party will provide corporate finance and business strategy advisory services pertaining to Beacon’s business affairs in the areas of business combinations, financing, etc. This agreement was subsequently extended to a total of five years in April 2011. Additionally during the nine months ended June 30, 2012 the Company entered into additional agreements with the same stockholder for investor relations strategy services to be performed over the next fiscal year. The Company recorded $78 and $8 of professional fees expense under these agreements for the three months ended June 30, 2012 and 2011, respectively and $191 and $27 for the nine months ended June 30, 2012 and 2011 respectively.

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

Operating Leases

The Company has entered into operating leases for office facilities in Louisville, KY, Columbus, OH, Cincinnati, OH, and Prague, Czech Republic. Rent expense for the three months ended June 30, 2012 and 2011, respectively amounted to $71 and $82. For the nine months ended June 30, 2012 and 2011, rent expense was $199 and $219, respectively. A summary of the minimum lease payments due on these operating leases, exclusive of the Company’s share of operating expenses and other costs, is as follows:

For the Year ended
September 30,

2012 (remaining)	$60
2013	240
2014	240
2015	223
2016	122

$885

NOTE 7 —	STOCKHOLDERS’ EQUITY

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

Preferred Stock Dividends

Each share of preferred stock has voting rights equal to the equivalent number of common shares into which it is convertible. The holders of the Series A and Series A-1 are entitled to receive contractual cumulative dividends in preference to any dividend on the common stock at the rate of 10% per annum on the initial investment amount commencing on the date of issue. The holders of the Series B, C-1, C-2 and C-3 are entitled to receive contractual cumulative dividends in preference to any dividend on the common stock (but subject to the rights of the previously issued series of preferred stock) at the rate of 6% per annum on the initial investment amount commencing on the date of issue. Such dividends are payable on January 1, April 1, July 1 and October 1 of each year. Dividends accrued but unpaid as June 30, 2012, are $50, $95, $156, $40, $9 and $5 for Series A, A-1, B, C-1, C-2 and C-3 respectively.

Stock Options and Other Equity Compensation Plans

During the three months ended December 31, 2011, the Company’s Board of Directors authorized the grant of employee stock options to purchase an aggregate of 1,210,000 shares of common stock.  The options have ten year terms with vesting periods ranging from 1 to 3 years.  The Company calculated the $282 fair value of the options using the Black-Scholes option pricing model.

During the three months ended March 31, 2012, the Company’s Board of Directors authorized the grant of employee stock options to purchase an aggregate of 1,628,750 shares of common stock.  The options have ten year terms with vesting periods ranging from 1 to 3 years.  The Company calculated the $380 fair value of the options using the Black-Scholes option pricing model. Certain of the Company’s options contain performance conditions. The fair value of these options has been measured but not recorded since determined to not be probable.

During the three months ended June 30, 2012, the Company’s Board of Directors authorized the grant of employee stock options to purchase an aggregate of 445,000 shares of common stock.  The options have ten year terms with vesting periods ranging from 1 to 3 years.  The Company calculated the $67 fair value of the options using the Black-Scholes option pricing model. Certain of the Company’s options contain performance conditions. The fair value of these options has been measured but not recorded since determined to not be probable.

The Black-Scholes assumptions are shown in the following table:

	For the Three	For the Nine
	Months Ended	Months Ended
	June 30,	June 30,
	2012	2012
Stock Price	$0.08 - $0.19	$0.08 - $0.31
Expected life (range)	6.50	5.50 - 6.50
Volatility	164% - 170%	164% - 170%
Risk-free interest rate	7.1% - 8.9%	7.1% - 1.06%
Dividend yield	0%	0%
Fair value of options	$0.08 - $0.18	$0.08 - $0.23

The Company recognized $127 and $175 of non-cash share-based employee compensation expenses for the three months ended June 30, 2012 and 2011, respectively. For the nine months ended June 30, 2012 and 2011, non-cash share based employee compensation expense was $495 and $544, respectively.

A summary of the status of the Company’s stock option plan and the changes during the nine months ended June 30, 2012, is presented in the table below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic
	Of Options	Exercise Price	Life	Value

Options Outstanding at October 1, 2011	3,684,696	$1.42
Granted	3,308,750	0.86
Forfeited	(1,340,310)	(1.24)
Options Outstanding at June 30, 2012	5,653,136	1.04	8.50	$-
Options Exercisable at June 30, 2012	2,133,129	$0.93	7.23	$-

As of June 30, 2012, there was $328 in unamortized share-based compensation cost. This cost is expected to be recognized over the remaining weighted average vesting period of approximately 2 years.

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

For the three months ended June 30, 2012, the Company’s segment data is as follows:

North America	Professional Services	Project Services	Other	Total
Net sales	$452	$1,554	$-	$2,006
Income (loss) from operations	173	154	(3,115)	(2,788)
Depreciation and amortization	-	-	101	101
Net income (loss)	173	224	(3,533)	(3,136)

Capital expenditures	-	-	-	-

International	Professional Services	Project Services	Other	Total
Net sales	$270	$1,170	$-	$1,440
Income (loss) from operations	133	152	(829)	(544)
Depreciation and amortization	-	-	8	8
Net income (loss)	133	152	(938)	(653)
				-
Capital expenditures	-	-	-	-

For the three months ended June 30, 2011, the Company’s segment data is as follows:

North America	Professional Services	Project Services	Other	Total
Net sales	$734	$2,632	$-	$3,366
Income (loss) from operations	380	480	(1,477)	(617)
Depreciation and amortization	-		114	114
Net income (loss)	380	480	(1,736)	(876)

Capital expenditures	-	-	-	-

International	Professional Services	Project Services	Other	Total
Net sales	$690	$446	$-	$1,136
Income (loss) from operations	547	(350)	372	569
Depreciation and amortization	-	-	11	11
Net income (loss)	547	(350)	283	480

Capital expenditures	-	-	-	-

For the nine months ended June 30, 2012, the Company’s segment data is as follows:

North America	Professional Services	Project Services	Other	Total
Net sales	$1,681	$5,932	$(97)	$7,516
Income (loss) from operations	510	1,184	(5,611)	(3,917)
Depreciation and amortization	-	-	304	304
Net income (loss)	510	1,254	(6,861)	(5,097)

Capital expenditures	-	-	102	102

International	Professional Services	Project Services	Other	Total

Net sales	$2,701	$2,548	$-	$5,249
Income (loss) from operations	1,431	381	(2,383)	(571)
Depreciation and amortization	-	-	28	28
Net income (loss)	1,431	381	(2,609)	(797)

Capital expenditures	-	-	13	13

For the nine months ended June 30, 2011, the Company’s segment data is as follows:

North America	Professional Services	Project Services	Other	Total
Net sales	$2,688	$5,855	$-	$8,543
Income (loss) from operations	903	159	(4,168)	(3,106)
Depreciation and amortization	-	-	352	352
Net income (loss) from continuing operations	903	159	(4,998)	(3,936)

Capital expenditures	-	-	95	95

International	Professional Services	Project Services	Other	Total
Net sales	$2,904	$2,032	$-	$4,936
Income (loss) from operations	1,309	(247)	(835)	227
Depreciation and amortization	-	-	31	31
Net income (loss) from continuing operations	1,309	(247)	(992)	70

Capital expenditures	-	-	-	-

NOTE 9 —	SUBSEQUENT EVENTS

On July 2, 2012, the Company received $300 of proceeds for a promissory bearing interest at 12% and payable over a 24 month term, with interest only for the first twelve months and principal and interest payments beginning month thirteen through the end of the term.

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

Results of Operations

For the three months ended June 30, 2012 and 2011

The following tables set forth items in the Company’s unaudited condensed financial statements by reporting segment:

North American Operations

	2012
	Professional Services		Project Services		Other	Total North America
Net Sales	$452	100%	$1,554	100%		$2,006	100%
Cost of materials sold	-		176	11%	-	176	9%
Cost of services	124	27%	944	61%		1,068	53%
Gross profit	328	73%	434	28%	-	762	38%
Operating expense
Salaries and benefits	87	19%	139	9%	843	1,069	53%
Selling, general and administrative	68	15%	141	9%	651	860	43%
Impairment expense	-		-		2,062	2,062
Intercompany services	-		-		(441)	(441)
Income (loss) from operations	$173	38%	$154	10%	$(3,115)	$(2,788)	-139%

	2011
	Professional Services		Project Services		Other	Total North America
Net Sales	$734	100%	$2,632	100%	$-	$3,366	100%
Cost of materials sold	-		177	7%	-	177	5%
Cost of services	215	29%	1,609	61%	-	1,824	54%
Gross profit	519	71%	846	32%	-	1,365	41%
Operating expense
Salaries and benefits	106	14%	271	10%	298	675	20%
Selling, general and administrative	33	4%	95	4%	726	854	25%
Intercompany services	-		-		453	453
Income (loss) from operations	$380	52%	$480	18%	$(1,477)	$(617)	-18%

Overall Net sales from our North American operations for the three months ended June 30, 2012 decreased by 40% from the same period a year ago due to lower volume with our largest customer across all service offerings. We expect the reduced volume will continue at least through the remainder of this fiscal year.

	2012				2011
	Professional Services	Project Services	Other	Total North America	Professional Services	Project Services	Other	Total North America
Cost of services
Direct labor	$111	$134	$-	$245	$214	$202	$-	$416
Subcontractor	-	810	-	810	118	1,196	-	1,314
Project expenses	13	-	-	13	(117)	211	-	94
Intercompany Services	-	-	-	-	-	-	-	-
Total cost of services	$124	$944	$-	$1,068	$215	$1,609	$-	$1,824

Total cost of services sold decreased by 41%, commensurate with the reduction in sales volume. The Company has taken steps to cut service delivery costs in light of the volume decrease but has been unable to maintain gross margin levels year over year, additional cost cutting measures are being pursued.

	2012				2011
	Professional Services	Project Services	Other	Total North America	Professional Services	Project Services	Other	Total North America
Selling, general and administrative
Travel	$10	$21	$67	$98	$11	$10	$56	$77
Depreciation & Amortization	-	-	100	100	-	-	243	243
Office related	22	8	83	113	21	64	56	141
Professional fees	-	-	73	73	-	-	84	84
Outside services	-	18	51	69	1	2	58	61
Other administrative services	36	94	277	407	-	19	229	248
Total Selling, general & administrative	$68	$141	$651	$860	$33	$95	$726	$854

Selling, general and administrative (SG&A) expenses are primarily recorded in the Other segment and represent costs from corporate, customer service, sales and other shared services areas. For the three months ended June 30, 2012 SG&A expenses remained consistent with the prior year.

International Operations

	2012
	Professional Services		Project Services		Other	Total International
Net Sales	$270	100%	$1,170	100%	$-	$1,440	100%
Cost of materials sold	-	0%	-	0%	-	-	0%
Cost of services	90	33%	1,018	87%	-	1,108	77%
Gross profit	180	67%	152	13%	-	332	23%
Operating expense
Salaries and benefits	23	9%	-	0%	137	160	11%
Selling, general and administrative	24	9%	-	0%	251	275	19%
Intercompany services	-	0%	-	0%	441	441	31%
Income (loss) from operations	$133	49%	$152	13%	$(829)	$(544)	-38%

	2011
	Professional Services		Project Services		Other	Total International
Net Sales	$690	100%	$446	100%	$-	$1,136	100%
Cost of materials sold	1	0%	2	0%	-	3	0%
Cost of services	33	5%	451	101%	-	484	43%
Gross profit	656	95%	(7)	-2%	-	649	57%
Operating expense
Salaries and benefits	45	7%	-	0%	38	83	7%
Selling, general and administrative	64	9%	343	77%	43	450	40%
Intercompany services	-		-		(453)	(453)
Income (loss) from operations	$547	79%	$(350)	-78%	$372	$569	50%

Net sales from International operations for the three months ended June 30, 2012 increased by 27% from the same period a year ago due to several assessment/remediation projects stemming from an acquisition completed by our largest customer. These projects will continue through at least the remainder of the fiscal year.

	2012				2011
	Professional Services	Project Services	Other	Total International	Professional Services	Project Services	Other	Total International

Cost of services
Direct labor	$58	$-	$-	$58	$31	$-	$-	$31
Subcontractor	10	1,018	-	1,028	-	451	-	451
Project expenses	22	-	-	22	2	-	-	2
Total cost of services	$90	$1,018	$-	$1,108	$33	$451	$-	$484

Cost of services sold increased in proportion to the revenue increase in Project Services as subcontractors have been utilized to deliver services for the three months ended June 30, 2012 compared to the same period in 2011 as a result of the sales decrease.

	2012				2011
	Professional Services	Project Services	Other	Total International	Professional Services	Project Services	Other	Total International
Selling, general & administrative
Travel	$24	$-	$6	$30	$17	$-	$6	$23
Depreciation & Amortization	-	-	10	10	-	-	3	3
Office related	-	-	34	34	2	-	24	26
Professional fees	-	-	4	4	-	-	6	6
Outside services	-	-	47	47	38	-	2	40
Other administrative services	-	-	150	150	7	343	2	352
Total Selling, general & administrative	$24	$-	$251	$275	$64	$343	$43	$450

Selling, general and administrative (SG&A) expenses are primarily recorded in the Other segment and represent costs from corporate and other shared services areas. For the three months ended June 30, 2012 SG&A expenses decreased by 38%, as part of the cost cutting initiatives.

For the nine months ended June 30, 2012 and 2011

 The following tables set forth items in the Company’s unaudited condensed financial statements by reporting segment:

North American Operations

	2012
	Professional Services		Project Services		Other	Total North America
Net Sales	$1,681	100%	$5,932	100%	$(97)	$7,516	100%
Cost of materials sold	-		279	5%	-	279	4%
Cost of services	751	45%	3,872	65%	(97)	4,526	60%
Gross profit	930	55%	1,781	30%	-	2,711	36%
Operating expense
Salaries and benefits	229	14%	401	7%	2,989	3,619	48%
Selling, general and administrative	191	11%	196	3%	1,952	2,339	31%
Impairment expense	-	0%	-	0%	2,062	2,062	27%
Intercompany services	-	0%	-	0%	(1,392)	(1,392)	-19%
Income (loss) from operations	$510	30%	$1,184	20%	$(5,611)	$(3,917)	-52%

	2011
	Professional Services		Project Services		Other	Total North America
Net Sales	$2,688	100%	$5,855	100%	$-	$8,543	100%
Cost of materials sold	9	0%	779	13%	-	788	9%
Cost of services	1,269	47%	3,696	63%	-	4,965	58%
Gross profit	1,410	52%	1,380	24%	-	2,790	33%
Operating expense
Salaries and benefits	328	12%	907	15%	2,752	3,987	47%
Selling, general and administrative	179	7%	314	5%	1,916	2,409	28%
Intercompany services	-		-		(500)	(500)
Income (loss) from operations	$903	34%	$159	3%	$(4,168)	$(3,106)	-36%

Overall Net sales from our North American operations for the nine months ended June 30, 2012 decreased by 12% from the same period a year ago resulting from significant decrease in Professional Services business. The Project Services segment revenue remains consistent year over year on the strength of first and second quarter results but the volume drop in the third quarter is expected to continue through the remainder of the fiscal year.

	2012				2011
	Professional Services	Project Services	Other	Total North America	Professional Services	Project Services	Other	Total North America

Cost of services
Direct labor	$368	$434	$-	$802	$616	$664	$-	$1,280
Subcontractor	332	3,351	-	3,683	497	2,756	-	3,253
Project expenses	51	87	-	138	156	276	-	432
Intercompany Services	-	-	(97)	(97)	-	-	-	-
Total cost of services	$751	$3,872	$(97)	$4,526	$1,269	$3,696	$-	$4,965

Overall cost of services sold deceased 8% for the nine months ended June 30, 2012 compared to the same period in 2011 due to cost cutting, aligned with volume decrease, primarily in the Professional Services segment.

	2012				2011
	Professional Services	Project Services	Other	Total North America	Professional Services	Project Services	Other	Total North America
Selling, general and administrative
Travel	$65	$43	$235	$343	$25	$27	$181	$233
Depreciation & Amortization	-	-	302	302	-	-	352	352
Office related	68	18	246	332	83	128	149	360
Professional fees	-	-	228	228	-	-	327	327
Outside services	-	18	178	196	3	2	95	100
Other administrative services	58	117	763	938	68	157	812	1,037
Total Selling, general & administrative	$191	$196	$1,952	$2,339	$179	$314	$1,916	$2,409

Selling, general and administrative (SG&A) expenses are primarily recorded in the Other segment and represent costs from corporate, customer service, sales and other shared services areas. For the nine months ended June 30, 2012 SG&A expenses decreased by 7% as a result of continued management and review of operations and cost structure.

International Operations

	2012
	Professional Services		Project Services		Other	Total International
Net Sales	$2,701	100%	$2,548	100%	$-	$5,249	100%
Cost of materials sold	15	1%	-	0%	-	15	0%
Cost of services	1,133	42%	2,159	85%	-	3,292	63%
Gross profit	1,553	57%	389	15%	-	1,942	37%
Operating expense
Salaries and benefits	69	3%	-	0%	438	507	10%
Selling, general and administrative	53	2%	8	0%	553	614	12%
Intercompany services	-		-		1,392	1,392
Income (loss) from operations	$1,431	53%	$381	15%	$(2,383)	$(571)	-11%

	2011
	Professional Services		Project Services		Other	Total International
Net Sales	$2,904	100%	$2,032	100%	$-	$4,936	100%
Cost of materials sold	16	1%	2	0%	-	18	0%
Cost of services	1,246	43%	1,873	92%	-	3,119	63%
Gross profit	1,642	57%	157	8%	-	1,799	36%
Operating expense
Salaries and benefits	159	5%	-	0%	150	309	6%
Selling, general and administrative	174	6%	404	20%	185	763	15%
Intercompany services	-		-		500	500
Income (loss) from operations	$1,309	45%	$(247)	-12%	$(835)	$227	5%

Net sales from International operations for the nine months ended June 30, 2012 increased 6% over the same period a year ago due to growth in the Project Services segment resulting from several assessment/remediation projects stemming from an acquisition completed by our largest customer. These projects will continue through at least the remainder of the fiscal year.

	2012				2011
	Professional Services	Project Services	Other	Total International	Professional Services	Project Services	Other	Total International

Cost of services
Direct labor	$175	$-	$-	$175	$150	$-		$150
Subcontractor	902	2,155	-	3,057	998	1,835		2,833
Project expenses	56	4	-	60	98	38		136
Total cost of services	$1,133	$2,159	$-	$3,292	$1,246	$1,873	$-	$3,119

Cost of Services for the nine months ended June 30, 2012 increased 6% over the same period a year ago due primarily to increase use of subcontractors to deliver increased volume in Project Services.

	2012				2011
	Professional Services	Project Services	Other	Total International	Professional Services	Project Services	Other	Total International
Selling, general & administrative
Travel	$50	$-	$20	$70	$35	$-	$13	$48
Depreciation & Amortization	-	-	30	30	-	-	10	10
Office related	1	-	125	126	5	-	101	106
Professional fees	-	-	36	36	-	-	42	42
Outside services	-	7	151	158	99	-	10	109
Other administrative services	2	1	191	194	35	404	9	448
Total Selling, general & administrative	$53	$8	$553	$614	$174	$404	$185	$763

Selling, general and administrative (SG&A) expenses are primarily recorded in the Other segment and represent costs from corporate, customer service, sales and other shared services areas. For the nine months ended June 30, 2012 SG&A expenses decreased by 20% as a result of continued management and review of operations and cost structure

Going Concern, Liquidity and Capital Resources

For the nine months ended June 30, 2012, the Company generated a net loss of $5,894, which included a non- cash impairment of intangible assets of $2,062 and other non-cash expenses aggregating $1,952. Cash used in operations amounted to $1,042 for the nine months ended June 30, 2012. As of June 30, 2012 the Company’s accumulated deficit amounted to $42,587, with cash and cash equivalents of $75 and a working capital deficit of $4,905. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

On October 6, 2011, the Company initiated a private placement of up to $4,500 of 12 month Senior Secured Notes (“Notes”). The Notes bear interest at 13% APR. Net proceeds were used to repay and replace previously existing Senior Secured Bank Notes totaling approximately $3,000 and for additional working capital. The placement expired on March 1, 2012 and the Company raised aggregate net proceeds of $3,529 (gross proceeds of $4,208 less costs of $679).

On October 14, 2011, the Company raised $160 in cash proceeds from the sales 107 units of Series C-3 Convertible Preferred Stock.

On March 28, 2012 the Company issued a 90 day promissory note in the amount of $300 bearing interest at 12% per annum. Upon maturity, on June 29, 2012 the Company began negotiating an extension with the Noteholder to roll the balance into another note, with an additional $300 of funds, received on July 2, 2012, for a total note of $600 bearing interest at 12% and payable over a 24 month term, with interest only for the first twelve months and principal and interest payments beginning month thirteen through the end of the term.

The principal payments on the Notes previously discussed have begun to come due and have been paid in June of fiscal 2012 according to terms. However subsequent to June 30, 2012, the Company has been unable to make the required principal payments and is currently in a state of default with respect to the Notes. The Company is currently negotiating potential options related to the notes, including restructuring the debt, refinancing and recapitalizing the company. There can be no assurance at this time that the Company will secure the required arrangements to meet its obligations. To the extent that the Company is unsuccessful in its plans to obtain new financing arrangements or extend the existing Notes, the Company will be required to consider other strategic alternatives and or take additional measures to conserve liquidity. These strategic alternatives and measures may include but are not limited to securing a strategic investor, the sale or merger of the Company, the issuance of additional debt or equity, suspending the execution of the Company’s business plan, controlling overhead expenses, extending certain obligations and or a structured reorganization.

Accordingly, the accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the condensed consolidated financial statements do not necessarily represent realizable or settlement values. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 Dividends on Series A and A-1 Preferred Stock are payable quarterly at an annual rate of 10% and Series B, C-1 and C-2 Preferred Stock are payable quarterly at an annual rate of 6% in cash or the issuance of additional shares of Preferred Stock, at our option for Series A, A-1, B and C-2. Series C-1 is payable in cash or additional stock at the holders discretion. If we were to fund dividends accruing during the year ending September 30, 2012 in cash, the total obligation would be $355 based on the number of shares of preferred Stock outstanding as of June 30, 2012.

Goodwill and Intangible Assets

The Company accounts for goodwill and intangible assets in accordance with ASC 350 Intangibles - Goodwill and Other, ASU 2011-08 Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment. ASC 350 requires that goodwill and other intangibles with indefinite lives should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value (a triggering event).

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

The Company reviews goodwill for possible impairment by comparing the fair value of the reporting unit to the carrying value of the assets. If the fair value exceeds the carrying value of net asset, no goodwill impairment is deemed to exist, except in circumstances in which the carrying value is less than zero. If the carrying value of the reporting unit is less than zero or the fair value does not exceed the carrying value, goodwill is tested for impairment and written down to its implied value if it is determined to be impaired.

The Company believes that such conditions existed in the third quarter of fiscal 2012 that an interim test of goodwill was required based on a triggering event.  The Company reviewed goodwill for impairment as of June 30, 2012 and determined the fair value of goodwill exceeded the carrying value and no impairment was deemed to exist.  As a result of the triggering event related to goodwill, the Company also evaluated the fair value of its definite lived intangibles.  This review resulted in the determination that an impairment of these intangible assets existed.  These assets relate to customer relationships recorded in an acquisition.  The impairment resulted in a non-cash impairment expense of $2,062.

The fair value of goodwill will continue to be evaluated on a periodic basis. The fair value of goodwill as of June 30, 2012 was determined using a combination of the income and market approach to be approximately $3,500 as compared to a book value of $2,791. Should the company continue to experience losses or the fair value of assets or liabilities decrease significantly, the fair value of the goodwill could become impaired as well. This determination could result in an additional non-cash charge in order to properly record goodwill based on its fair value.

The recoverability of the intangible assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows the asset or asset group is expected to generate. The undiscounted cash flows did not exceed the carrying amount of the assets in this circumstance. The impairment charge was recorded in the Company’s Other - North America segment

 Off-Balance Sheet Arrangements

We have operating lease commitments for real estate used for office and warehouse space.

Concentrations of Credit Risk

For the three months ended June 30, 2012 and 2011, respectively the Company’s largest customer accounted for approximately 88% and 78% of total sales. For the nine months ended June 30, 2012 and 2011, respectively the Company’s largest customer accounted for approximately 83% and 77% of total sales. This customer had an accounts receivable balance of $1,571 and $3,941, respectively as of June 30, 2012 and September 30, 2011. Although the Company expects to have a high degree of customer concentration, its customer engagements are typically covered by multi-year contracts or master service agreements under which we have been operating for a number of years. In addition, this customer is comprised of multiple semi-autonomous operating units covered by a master services agreement which the Company believes mitigates potential risk. Also, current economic conditions could harm the liquidity of and/or financial position of the Company’s customers or suppliers, which could in turn cause such parties to fail to meet their contractual or other obligations to the Company.

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

Certain Relationships and Related Party Transactions

 The Company has obtained insurance through an agency owned by one of its founding stockholders/directors. Insurance expense of $19 and $44 was paid to the agency for the three months ended June 30, 2012 and 2011, respectively. Insurance expense of $102 and $126 was paid to the agency for the nine months ended June 30, 2012 and 2011.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated and communicated to our executive officers to allow timely decisions regarding required disclosure. As of June 30, 2012, our Chief Executive Officer, who acts in the capacity of principal executive officer and our Vice President Corporate Controller, who acts in the capacity of principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and the Vice President Corporate Controller have concluded that our disclosure controls and procedures were not effective as of June 30, 2012, based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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

Management of our Company had reported at previous dates of assessment that we identified various deficiencies in our accounting processes and procedures that constitute material weaknesses in internal control over financial reporting and disclosure controls; additionally we have experienced difficulty applying complex accounting principles. During the three and nine months ended June 30, 2012, we took certain steps in an effort to correct these material weaknesses, including implementation of a fully integrating operating and reporting system that will allow for more complete segregation of duties but as of June 30, 2012, these weaknesses continue to exist.

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

Date: August 14, 2012	Beacon Enterprise Solutions Group, Inc.
	By:	/s/ Bruce Widener
Bruce Widener
Chief Executive Officer and Chairman of the Board of Directors and

Date: August 14, 2012	By:	/s/ S. Scott Fitzpatrick
S. Scott Fitzpatrick
Principal Financial Officer

Page 27