Form 10-Q
period 2015-06-30
FTE Networks, Inc.
filed 2015-08-19
CIK 1122063

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________________.

Commission file number: 000-31355

FTE Networks, Inc.
(Exact name of registrant as specified in its charter)

Nevada	81-0438093
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5495 Bryson Drive, Suite 423
Naples, Florida 34109
(Address of principal executive offices)

1-877-878-8136
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐ No ☒

As of August 14, 2015, there were 45,102,642 shares of FTE Networks, Inc. common stock, $0.01 par value issued outstanding.

FTE NETWORKS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

FTE NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2015	2014
	(unaudited)
ASSETS
Current Assets:
Cash	$189,530	$1,254
Accounts receivable, net	2,312,450	1,904,770
Other current assets	781,524	654,618
Total current assets	3,283,504	2,560,642

Property and equipment, net	748,834	87,318
Deferred financing costs	75,000	-
Total Assets	$4,107,338	$2,647,960

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Factor line of credit	724,302	984,236
Accounts payable	1,954,476	1,521,789
Due to related parties	85,399	-
Accrued expenses and other current liabilities	3,462,346	2,373,603
Notes payable, current portion	4,600,581	4,495,982
Notes payable, related parties, current portion	287,302	497,604
Accrued lease termination costs	240,000	406,544
Accrued litigation costs	1,808,226	1,848,226
Total Current Liabilities	13,162,632	12,127,984
Notes payable, non-current portion	478,189	-
Total Liabilities	13,640,821	12,127,984

Commitments and contingencies

Stockholders' Deficiency:
Preferred stock; $0.01 par value, 5,000,000 shares authorized:
Series A convertible preferred stock, stated value $1,000, 4,500 shares designated and 500 shares issued and outstanding at June 30, 2015 and September 30, 2014 (liquidation preference $1,284,628)	5	5
Series A-1 convertible preferred stock, stated value $1,000, 1,000 shares designated and 295 shares issued and outstanding at June 30, 2015 and September 30, 2014 (liquidation preference $840,273)	3	3
Series D convertible preferred stock, stated value $4, 2,000,000 designated and 1,914,899 and 1,693,981 shares issued and outstanding at June 30, 2015 and September 30, 2014, respectively (liquidation preference of $7,659,596)	19,149	16,940
Common stock; $0.001 par value, 70,000,000 shares authorized and 45,102,642 and 39,987,080 shares issued and outstanding at June 30, 2015 and September 30, 2014, respectively	45,103	39,987
Additional paid-in capital	2,770,016	930,227
Subscriptions receivable	(549,907)	(660,000)
Accumulated deficit	(11,817,852)	(9,807,186)
Total Stockholders' Deficiency	(9,533,483)	(9,480,024)
Total Liabilities and Stockholders' Deficiency	$4,107,338	$2,647,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTE NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenues, net of discounts	$4,070,625	$6,925,193	$10,362,474	$13,583,139
Cost of revenues	3,147,283	5,233,822	7,596,891	10,281,860
Gross Profit	923,342	1,691,371	2,765,583	3,301,279

Operating Expenses
Compensation expense	508,377	1,136,747	1,242,891	2,067,123
Selling, general and administrative expenses	568,397	234,640	1,404,014	563,735
Travel expense	88,921	89,016	258,044	172,669
Occupancy costs	61,128	58,210	138,524	161,522
Transaction expenses	-	-	1,500	46,777
Total Operating Expenses	1,226,823	1,518,613	3,044,973	3,011,826
Operating (Loss) Income	(303,481)	172,758	(279,390)	289,453

Other (Expense) Income
Interest expense	(180,413)	(186,784)	(677,117)	(1,145,587)
Forbearance incentive expense	(1,023,112)	-	(1,073,112)	-
Other income	5,982	1,000	18,953	1,000
Forgiveness of debt	-	-	-	2,748,158
Total Other (Expense) Income	(1,197,543)	(185,784)	(1,731,276)	1,603,571

Net (Loss) Income	(1,501,024)	(13,026)	(2,010,666)	1,893,024

Preferred stock dividends	19,889	19,889	59,670	59,670
Net (Loss) Income attributable to common shareholders	$(1,520,913)	$(32,915)	$(2,070,336)	$1,833,354

(Loss) Earnings per share:
Basic	$(0.03)	$(0.00)	$(0.05)	$0.05
Diluted	$(0.03)	$(0.00)	$(0.05)	$0.04

Weighted average number of common shares outstanding:
Basic	44,193,209	39,987,080	41,373,716	39,987,080
Diluted	44,193,209	39,987,080	41,373,716	41,247,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTE NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE NINE MONTHS ENDED JUNE 30, 2015

(unaudited)

	Preferred Stock						Common Stock
	Series A Convertible		Series A-1 Convertible		Series D Convertible				Paid In	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, September 30, 2014	500	$5	295	$3	1,693,981	$16,940	39,987,080	$39,987	$930,227	$(660,000)	$(9,807,186)	$(9,480,024)

Collection of subscriptions receivable	-	-	-	-	-	-	-	-	-	660,000	-	660,000
Preferred shares issued as incentive for forbearance	-	-	-	-	12,500	125	-	-	49,875	-	-	50,000
Common shares issued as incentive for forbearance	-	-	-	-	-	-	5,115,562	5,116	1,017,996	-	-	1,023,112
Preferred shares issued	-	-	-	-	195,918	1,959	-	-	781,713	(549,907)[1]	-	233,765
Preferred shares issued to settle rent obligation	-	-	-	-	12,500	125	-	-	49,875	-	-	50,000
Dividends accrued on preferred stock	-	-	-	-	-	-	-	-	(59,670)	-	-	(59,670)
Net income	-	-	-	-	-	-	-	-	-	-	(2,010,666)	(2,010,666)

Balance, June 30, 2015	500	$5	295	$3	1,914,899	$19,149	45,102,642	$45,103	$2,770,016	$(549,907)	$(11,817,852)	$(9,533,483)

[1] Value of shares issued of $783,672, less $233,765 expenses paid from proceeds on behalf of the Company by the underwriter.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTE NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(2,010,666)	$1,893,024
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	-	481,782
Forbearance incentive expense	1,073,112	-
Depreciation and amortization	62,610	8,646
Gain on forgiveness of debt	-	(2,748,158)
Changes in operating assets and liabilities:
Accounts receivable	(407,680)	540,808
Other current assets	(126,906)	(24,171)
Accounts payable and accrued liabilities	1,680,525	(661,434)
Accrued litigation costs	(40,000)	-
Accrued lease termination costs	(116,544)	-
Due to related party	85,399	(337,931)
Net cash provided by (used in) operating activities	199,850	(847,434)

Cash flows from investing activities:
Purchases of property and equipment	(106,340)	(19,255)
Proceeds from sales of property and equipment	-	5,000
Net cash used in investing activities	(106,340)	(14,255)

Cash flows from financing activities:
Payments on factor lines of credit, net	(259,934)	-
Proceeds from issuance of notes payable	-	891,246
Payments on notes payable	(245,300)	-
Proceeds from repayment of subscriptions receivable	600,000 [1]	96,752
Net cash provided by financing activities	94,766	987,998

Net change in cash	188,276	126,309
Cash, beginning of period	1,254	32,754
Cash, end of period	$189,530	$159,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTE NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(unaudited)

	For the Nine Months Ended
	June 30,
	2015		2014
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$244,719		$617,255

Non-cash financing activities:
Notes payable issued to finance equipment purchases	$617,786
Unpaid subscription for preferred shares	$549,907	[2]	$-
Preferred stock issued to settle rent obligations	$50,000		$-

[1] Repayment of $660,000 subscription receivable, less $60,000 of expense paid from proceeds on behalf of the Company.

[2] Value of shares issued of $783,672, less $233,765 of expenses paid on behalf of the Company.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	DESCRIPTION OF BUSINESS AND HISTORY

Overview

FTE Networks, Inc. (“FTE” or the “Company”) is a provider of international and regional telecommunications and technology systems and infrastructure services. FTE also offers managed information technology, telecommunications services, subscriber based services and staffing solutions through the following wholly owned subsidiaries:

•	Jus-Com, Inc., (dba FTE Network Services) specializes in the design, engineering, installation, and maintenance of all forms of telecommunications infrastructure. Services include engineering consulting, design, installation, maintenance, and emergency response in various categories including cabling, equipment installation and configuration, rack and stack, wiring build-outs, infrastructure build-outs, DC power installation, OSP/ISP fiber placement, fiber cable splicing and testing.

•	FTE Wireless, LLC, offers wireless solutions to major wireless carriers including equipment installation, fiber backhaul, antennae installation and testing, small cell solutions, fiber-to-site and other turnkey solutions as needed by such clients.

•	Focus Venture Partners, Inc. (dba FVP Worx) is a multifaceted employment firm offering full service staffing solutions, specializing in the telecommunications, technology and construction services industries.

FTE Network Services and FTE Wireless Service, LLC are reported in the Company’s telecommunications segment. FVP Worx represents the Company’s staffing segment.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by US GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of June 30, 2015 and for the three and nine months ended June 30, 2015 and 2014. The results of operations for the nine months ended June 30, 2015 are not necessarily indicative of the operating results for the full year ending September 30, 2015 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of September 30, 2014 and for the year then ended, which are included in the Company’s registration statement, Amendment No. 3 on Form 10/A filed with the Securities and Exchange Commission on August 19, 2015. All intercompany balances and transactions have been eliminated in consolidation.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Liquidity and Going Concern - The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2015, the Company has an accumulated deficit of $11.8 million. In addition, the Company has working capital deficiencies of $6.4 million and $9.6 million as of June 30, 2015 and September 30, 2014, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to the carrying amount and classification of recorded assets and liabilities should the Company be unable to continue operations. Management plans to continue to raise additional funds through the sales of debt or equity securities. Consistent with management’s plans to increase liquidity and enhance capital resources, the Company is currently attempting to complete negotiations for a $6 million replacement asset-based line of credit and attempting to complete refinancing of $3.5 million of senior secured notes. However, there is no assurance that additional financing will be available when needed or that management will be able to obtain and close financing, including the aforementioned transaction, on terms acceptable to the Company or whether the Company will become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Use of Estimates – The preparation of financial statements in conformity with US GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments are based on historical information, information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates. The Company’s most significant estimates relate to its allowances for receivables, taxes and equity issuances.

Revenue and Cost of Goods Sold Recognition – Generally, including for the staffing business, revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price to the buyer is fixed or determinable, and (4) collectability is reasonably assured.

Due to the short term nature of the Company’s construction contracts, revenue is recognized once 100% of a contract segment is completed. A contract may have many segments, of which, once a segment is completed, the revenue for the segment is recognized when no further significant performance obligations exists. The Company’s construction contracts or segments of contracts typically range from several days to two to four months. Contract costs may be billed as incurred. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs. Selling, general and administrative costs are charged to expense as incurred. The Company begins recognizing revenue on a project as project costs are incurred and revenue recognition criteria are met.

Provisions for losses on uncompleted contracts are made in the period such losses are known. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, changes in raw materials costs, and final contract settlements may result in revisions to revenue, costs and income and are recognized in the period in which the revisions are determined.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Earnings Per Share – Basic earnings per common share is computed by dividing net income attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing net income attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period, increased to include the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per common share:

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator:
Net income	$(1,501,024)	$(13,026)	$(2,010,666)	$1,893,024
Preferred stock dividends	19,889	19,889	59,670	59,670
Net income attributable to common shareholders	$(1,520,913)	$(32,915)	$(2,070,336)	$1,833,354

Denominator:
Weighted average number of common shares outstanding - basic	44,193,209	39,987,080	41,373,716	39,987,080

Effect of dilutive securities:
Convertible preferred stock, Series A	-	-	-	667,169
Convertible preferred stock, Series A-1	-	-	-	393,645
Convertible debt	-	-	-	200,000
Total dilutive shares	-	-	-	1,260,814

Weighted average number of common shares outstanding - diluted	44,193,209	39,987,080	41,373,716	41,247,894

Earnings per share:
Basic	$(0.03)	$(0.00)	$(0.05)	$0.05
Diluted	$(0.03)	$(0.00)	$(0.05)	$0.04

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Earnings per Share, continued

The following securities are excluded from the calculation of weighted average dilutive common shares because they are not currently convertible, or because their inclusion would have been anti-dilutive:

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Convertible preferred stock, Series A	667,169	667,169	667,169	-
Convertible preferred stock, Series A-1	393,645	393,645	393,645	-
Convertible preferred stock, Series D [1]	765,959,600	500,004,400	765,959,600	500,004,400
Rights to purchase Series D[2]	-	200,000,000	-	200,000,000
Warrants	744,999	6,975,697	744,999	6,975,697
Convertible debt	200,000	200,000	200,000	-
Total potentially dilutive shares	767,965,413	708,240,911	767,965,413	706,980,097

[1]	The Series D preferred shares are convertible at a rate of 400 pre-split shares of common stock for each share of preferred stock but not until the Company has effected a sufficient increase in the authorized common shares.

[2]	Represents the right to purchase Series D preferred shares pursuant to a securities purchase agreement (the “Purchase Agreement”) between 5G and the Company at an exercise price of $4.00 per share.

Concentration of Credit Risk – Financial instruments that potentially expose the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. The Company places its cash with financial institutions with high credit ratings, maintaining balances below the $250,000 FDIC insured amount. The Company is subject to risk of nonpayment of its trade accounts receivable.

The Company’s customer base is highly concentrated. As of June 30, 2015, the Company’s four largest customers, Customer A, Customer F, Customer C and Customer B, represented 42%, 31%, 20% and 11% of accounts receivable, respectively. As of September 30, 2014, the Company’s three largest customers, Customer A, Customer B and Customer C, represented 41%, 18% and 13% of accounts receivable, respectively.

Revenue may significantly decline if the Company were to lose one or more of its significant customers. For the three and nine months ended June 30, 2015, the Company’s largest customer, Customer E, represented approximately 46% and 32% of revenues, respectively, and the next largest customer which is within the staffing segment, Customer B, represented approximately 24% and 11% of revenues, respectively, and the next largest customer which, Customer C, represented approximately 22% and 47% of revenues, respectively. For the three and nine months ended June 30, 2014, Company’s largest customer, Customer A, represented approximately 75% and 78% of revenues, respectively.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Reclassifications - Certain prior year balances have been reclassified in order to conform to current year presentation. These reclassifications have no effect on previously reported results of operations or loss per share.

3.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of June 30, 2015 and September 30, 2014, Accrued Expenses and Other Current Liabilities were comprised of the following:

	June 30,	September 30,
	2015	2014
Accrued interest payable	$1,800,531	$1,368,134
Accrued dividends payable	685,087	625,417
Accrued wages	31,189	131,596
Accrued payroll taxes	903,834	-
Accrued work-in-process	-	227,369
Other accrued expense	41,705	21,087
Total	$3,462,346	$2,373,603

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4.	NOTES PAYABLE

On November 15, 2014, the Company entered into a six-year note payable in the amount of $29,780 to purchase certain equipment. Pursuant to the terms of the note, the Company is required to make monthly payments in the amount of $498 for 70 months. The note has an effective interest rate of approximately 5.5% per annum. As of June 30, 2015, the loan balance was $27,191.

On November 15, 2014, the Company entered into a six-year note payable in the amount of $28,695 to purchase certain equipment. Pursuant to the terms of the note, the Company is required to make monthly payments in the amount of $470 for 70 months. The note has an effective interest rate of approximately 5.5% per annum. As of June 30, 2015, the loan balance was $26,268.

On November 21, 2014, the Company entered into a three-year note payable in the amount of $58,594 to purchase certain equipment. Pursuant to the terms of the note, the Company is required to make monthly payments in the amount of $2,324 for 36 months. The note has an effective interest rate of approximately 26.4% per annum. As of June 30, 2015, $49,439 was outstanding under the loan.

On December 4, 2014, the Company entered into a three-year note payable in the amount of $58,594 to purchase certain equipment. Pursuant to the terms of the note, the Company is required to make monthly payments in the amount of $1,738 for 36 months. The note has an effective interest rate of approximately 41% per annum. As of June 30, 2015, $31,701 was outstanding under the loan.

On December 8, 2014, the Company entered into two (2) six-year notes payable in the amount of $28,612 each to purchase certain equipment. Pursuant to the terms of the notes, the Company is required to make monthly payments on each note in the amount of $465 for 70 months. Each of the notes has an effective interest rate of approximately 5.0% per annum. As of June 30, 2015, an aggregate $52,978 was outstanding under these loans.

On April 1, 2015, the Company entered into a four-year note payable in the amount of $62,706 to purchase certain equipment. Pursuant to the terms of the note, the Company is required to make monthly payments in the amount of $1,808 for 48 months. The note has an effective interest rate of approximately 18.0% per annum. As of June 30, 2015, the loan balance was $59,958.

On April 28, 2015, the Company entered into a six-year note payable in the amount of $37,024 to purchase certain equipment. Pursuant to the terms of the note, the Company is required to make monthly payments in the amount of $607 for 72 months. The note has an effective interest rate of approximately 5.5% per annum. As of June 30, 2015, the loan balance was $36,587.

On April 28, 2015, the Company entered into a six-year note payable in the amount of $35,061 to purchase certain equipment. Pursuant to the terms of the note, the Company is required to make monthly payments in the amount of $573 for 72 months. The note has an effective interest rate of approximately 5.5% per annum. As of June 30, 2015, the loan balance was $34,648.

On April 29, 2015, the Company entered into a six-year note payable in the amount of $37,840 to purchase certain equipment. Pursuant to the terms of the note, the Company is required to make monthly payments in the amount of $621 for 72 months. The note has an effective interest rate of approximately 5.6% per annum. As of June 30, 2015, the loan balance was $36,950.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4.	NOTES PAYABLE, continued

On April 29, 2015, the Company entered into a six-year note payable in the amount of $40,350 to purchase certain equipment. Pursuant to the terms of the note, the Company is required to make monthly payments in the amount of $662 for 72 months. The note has an effective interest rate of approximately 5.6% per annum. As of June 30, 2015, the loan balance was $39,400.

On June 29, 2015, the Company entered into a six-year note payable in the amount of $24,523 to purchase certain equipment. Pursuant to the terms of the note, the Company is required to make monthly payments in the amount of $487 for 72 months. The note has an effective interest rate of approximately 12.5% per annum. As of June 30, 2015, the loan balance was $24,523.

On June 29, 2015, the Company entered into a six-year note payable in the amount of $17,049 to purchase certain equipment. Pursuant to the terms of the note, the Company is required to make monthly payments in the amount of $327 for 72 months. The note has an effective interest rate of approximately 12.0% per annum. As of June 30, 2015, the loan balance was $17,049.

On June 29, 2015, the Company entered into two (2) six-year notes payable in the amount of $36,950 each to purchase certain equipment. Pursuant to the terms of the notes, the Company is required to make monthly payments on each note in the amount of $684 for 72 months. Each note has an effective interest rate of approximately 10.0% per annum. As of June 30, 2015, the aggregate loan balance on the notes was $73,900.

The Company has suspended payments on several of its unsecured notes payable, pending completion of an anticipated refinancing. The holders of the Senior Secured Notes have agreed to forbear collection pending the outcome of such refinancing. The Company is current on payments on money purchase loans secured directly by the equipment purchased, which has a value which approximates the loan amount

5.	NOTES PAYABLE, RELATED PARTIES

On February 19, 2015 the Company paid principal and interest of $45,697 and $5,082 respectively, representing payment in full of an unsecured note payable to TLP Investments, which is controlled by the spouse of the Company’s chief executive officer.

During March 2015 the Company paid, in the aggregate $164,605 and $20,733 of principal and interest, respectively, representing payment in full of an unsecured note payable to TLP Investments.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6.	COMMITMENTS AND CONTINGENCIES

Property Lease Obligations

On October 1, 2014, the Company entered into a one year lease for 4,000 square feet of office space in Indianapolis, Indiana, at a monthly rent of $2,417.

On March 1, 2015, the Company entered into a one year lease for 1,333 square feet of warehouse space in Ocala, Florida, at a monthly rent of $663.

Rental expense, resulting from property lease agreements was $55,080 and $125,631 respectively, for the three and nine months ending June 30, 2015, and $46,179 and $134,678, respectively for the three and nine months ended June 30, 2014.

Entry into a Factoring Agreement

On October 6, 2014, the Company entered into an exclusive Factoring Agreement ("the Gibraltar Agreement") with Gibraltar Business Capital, LLC (Gibraltar). The initial term of the Gibraltar Agreement is one year, and is renewable on a year to year basis. Unpaid accounts receivable purchased by Gibraltar cannot exceed $250,000 at any time. Under the terms of the Gibraltar Agreement, the Company receives on a recourse basis advances of up to 85% of the net sale amount.

Accrued Litigation Expense

Legal Matters. The Company is involved in litigation claims arising in the ordinary course of business. Legal fees and other costs associated with such actions are expensed as incurred. In addition, the Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. The Company reserves for costs relating to these matters when a loss is probable and the amount can be reasonably estimated. As of June 30, 2015, the Company has an accrued expense in Commitments and Contingencies for the following legal matters, however, the amount of future accruals required associated with these claims, if any, cannot be determined with certainty. The balance of the amount in accrued litigation cost at June 30, 2015 includes matters that have been settled and agreed to, but which remain unpaid.

Michael Martin and Paris Arey vs. Beacon Enterprise Solutions Group, Inc. and MDT Labor, LLC

Jefferson County, Kentucky Circuit Court; Case No. 12CI-05572

Suit brought by former Beacon employees for claims for severance and change in control bonuses, breach of contract, wage claims, and other related employment matters.

Relief sought is approximately $570,000, which has been fully accrued for by the Company.

Roadsafe Traffic Systems, Inc. v. Focus Fiber Solutions, LLC, et al vs. Zayo Group

Maricopa County Case No. CV2014-090231

Claim for payment for services which Focus Fiber contends were assumed under a June 19, 2013 Asset Purchase Agreement and are the obligations of other parties and/or other individuals or entities. The liability for this claims is being pursued against other parties and/or other individuals or entities for ultimate liability.

Relief sought is approximately $139,932, which has been fully accrued for by the Company.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7.	STOCKHOLDERS’ EQUITY

Preferred Stock

In the first quarter of fiscal 2015, the Company issued 195,918 shares of Series D preferred stock for expenses paid on the Company’s behalf of $233,765, plus a subscription receivable of $549,907.

On January 16, 2015, the Company granted 12,500 shares of its Series D preferred stock with a grant date value of $50,000, to an existing noteholder as incentive for forbearance on the note.

On May 1, 2015, the Company issued 12,500 shares of its Series D preferred stock with a grant date value of $50,000 in settlement for lease termination costs.

Common Stock

On April 17, 2015, the Company issued 5,115,562 shares of its common stock with a grant date value of $1,023,112 to eighty-two (82) Senior Secured Note holders as an incentive for executing amended forbearance agreements on their respective notes.

Dividends

Dividend charges recorded during the three months and nine months ended June 30, 2015 and 2014 are as follows:

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Series
A	$12,510	12,510	37,531	37,531
A-1	7,379	7,379	22,139	22,139
B	-	-	-	-
C-1	-	-	-	-
C-2	-	-	-	-
C-3	-	-	-	-
Total	$19,889	$19,889	$59,670	$59,670

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7.	STOCKHOLDERS’ EQUITY, continued

Accrued dividends payable at June 30, 2015 and September 30, 2014 are comprised of the following:

	June 30,	September 30,
	2015	2014
Series
A	$234,628	$197,098
A-1	176,723	154,583
B	187,197	187,197	[1]
C-1	56,743	56,743
C-2	13,962	13,962
C-3	15,834	15,834
Total	$685,087	$625,417

[1] – Prior to conversion to Series D.

Warrants

There were no warrants issued during the nine months ended June 30, 2015 and 2014.

A summary of the warrant activity during the nine months ended June 30, 2015 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Warrants	Price	Life in Years	Value
Outstanding, September 30, 2014	2,918,254	$0.89
Issued	-	-
Exercised	-	-
Expired	(2,173,255)	1.00
Outstanding, June 30, 2015	744,999	$0.58	0.60	$-

Exercisable, June 30, 2015	744,999	$0.58	0.6	-

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7.	STOCKHOLDERS’ EQUITY, continued

The following table presents information related to stock warrants at June 30, 2015:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining	Number of
Price	Warrants	Life in Years	Warrants

$0.40	449,999	0.5	449,999
$0.75	175,000	0.7	175,000
$1.00	120,000	0.6	120,000
	744,999	0.6	744,999

8.	SEGMENT DATA

The Company’s reportable operating segments consist of its telecommunications segment and its staffing segment, which are organized, managed and operated along key product and service lines.

The following tables summarize financial information about the Company’s business segments for the three and nine months ended June 30, 2015. The staffing segment was in the development stage during the nine months ended June 30, 2014 and only generated negligible revenues and expenses during that period.

	For the Three Months Ended June 30, 2015
	Telecommunications	Staffing	Consolidated

Revenues	$2,182,872	$1,887,753	$4,070,625

(Loss) Income from Operations	$(328,470)	$24,989	$(303,481)

Depreciation and Amortization	$31,567	$-	$31,567

Interest Expense	$(176,156)	$(4,257)	$(180,413)

	For the Nine Months Ended June 30, 2015
	Telecommunications	Staffing	Consolidated

Revenues	$6,992,232	$3,370,242	$10,362,474

(Loss) Income from Operations	$(320,023)	$40,633	$(279,390)

Depreciation and Amortization	$62,610	$-	$62,610

Interest Expense	$(654,796)	$(22,321)	$(677,117)

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements. We disclaim any obligation to update forward-looking statements.

The independent registered public accounting firm’s report on the Company’s financial statements as of September 30, 2014, and for each of the years in the two-year period then ended, includes a “going concern” explanatory paragraph, that describes substantial doubt about the Company’s ability to continue as a going concern.

Unless the context requires otherwise, references in this document to “FTE”, “we”, “our”, “us” or the “Company” are to FTE Networks, Inc. and its subsidiaries.

Overview

We are a U.S. based provider of international and regional telecommunications and technology systems, specializing in the design, engineering, installation, construction and maintenance of telecommunications and technology networks and infrastructure. We also offer managed information technology, telecommunications services, subscriber based services and staffing solutions through our wholly owned subsidiaries:

•	Jus-Com, Inc., (dba FTE Network Services) specializes in the design, engineering, installation, and maintenance of all forms of telecommunications infrastructure. Services including engineering consulting, design, installation, maintenance and emergency response in various categories including cabling, rack and stack, equipment installation and configuration, wiring build-outs, infrastructure build-outs, DC power installation, OSP/ISP fiber placement, fiber cable splicing and fiber testing.

•	FTE Wireless, LLC, offers wireless solutions to major wireless carriers including equipment installation, fiber backhaul, antennae installation and testing, small cell solutions, fiber-to-site and other turnkey solutions as needed by the clients.

•	Focus Venture Partners, Inc. (dba FVP Worx) is a multifaceted employment firm offering full service staffing solutions, specializing in telecommunications, technology and construction services industries.

Recent Business Developments

During the Company’s second fiscal quarter ended March 31, 2015, we began the formation of a Business Development team with the addition of Carli Ancor as Chief Marketing Officer. The efforts of the business development team have added new clients and business to the work mix, providing client diversification and opening up new geographies domestically.

Our staffing segment began generating revenues during the nine months ended June 30, 2015, and continues to add new revenue with steady growth.

In the first quarter of fiscal 2015, we issued 195,918 shares of Series D preferred stock for expenses paid on the Company’s behalf of $233,765, plus a subscription receivable of $549,907.

On January 16, 2015, we granted 12,500 shares of its Series D preferred stock with a grant date value of $50,000, to an existing noteholder as incentive for forbearance on the note.

On May 1, 2015, we issued 12,500 shares of its Series D preferred stock with a grant date value of $50,000 in settlement for lease termination costs.

On April 17, 2015, we issued 5,115,562 shares of its common stock with a grant date value of $1,023,112 to eighty-two (82) Senior Secured Note holders as an incentive for executing amended forbearance agreements on their respective notes.

During the six months ended June 30, 2015 we issued notes payable totaling $617,786 in the aggregate, for the purchase of vehicles and equipment.

Critical Accounting Policies

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our registration statement, Amendment No. 3 to Form 10/A filed with the Securities and Exchange Commission (“SEC”) on August 19, 2015. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

Segment Reporting

We operate in the telecommunications infrastructure services industry and, effective May 8, 2014, entered the staffing industry. The following table summarizes financial information regarding our business segments during three and nine months ended June 30, 2015. The staffing segment was in the development stage during the year ended September 30, 2014 and generated negligible revenues and expenses during that period.

	For the Three Months Ended June 30, 2015
	Telecommunications	Staffing	Consolidated

Revenues	$2,182,872	$1,887,753	$4,070,625

(Loss) Income from Operations	$(328,470)	$24,989	$(303,481)

Depreciation and Amortization	$31,567	$-	$31,567

Interest Expense	$(176,156)	$(4,257)	$(180,413)

	For the Nine Months Ended June 30, 2015
	Telecommunications	Staffing	Consolidated

Revenues	$6,992,232	$3,370,242	$10,362,474

(Loss) Income from Operations	$(320,023)	$40,633	$(279,390)

Depreciation and Amortization	$62,610	$-	$62,610

Interest Expense	$(654,796)	$(22,321)	$(677,117)

Discussion of Operation Results for the Three Months ended June 30, 2015 and 2014

Overview

We reported consolidated net losses attributable to common shareholders of $1,520,913 and $32,915 during the three months ended June 30, 2015 and 2014, respectively, reflecting an increase in net loss of $1,487,998, primarily resulting from an increase in operating expenses and forbearance incentive expense as described below.

Revenues and Gross Profit

We had overall revenues of $4,070,625 for the three months ended June 30, 2015, as compared to revenues of $6,925,193 for the three months ended June 30, 2014, resulting in a decrease of $2,854,568 or 41%. The revenues related to our staffing segment of approximately $1,888,000 during the three months ended June 30, 2015 partially offset the reduced revenue streams from the telecommunications segment. Due to the fact that the majority of our telecommunications revenues are non-recurring, project-based revenues, it is not unusual for there to be significant period-to-period shifts in revenues and customer concentrations. Revenues generated by the staffing segment were negligible during the three months ended June 30, 2014, since the staffing segment was in the development stage during this period.

The $768,029 or 45% decrease in gross profit to $923,342 in the current quarter from $1,691,371 in the prior year comparative quarter resulted from reduced revenues and a shift in revenue mix from the telecommunications segment to the staffing segment, which generates lower margins.

Operating Expenses

We reported operating expenses of $1,226,823 and $1,518,613 for the three months ended June 30, 2015 and 2014, respectively, representing a decrease of $291,790 or 19%. Selling, general, and administrative expenses increased $333,757 or 142%, due primarily to incremental expenses for a complete two-year audit and the preparation of the Form 10, as well as increased selling and business development costs related to the formation of a business development team focused entirely on business development with significant activity, resulting in new clients, new business and new markets. (See Recent Business Developments, above). These increases were offset by a decrease in compensation expense of $628,370 or 55%, resulting from workforce level reductions period over period.

Operating Income

Operating income decreased by $476,239, from income of $172,758 for the three months ended June 30, 2014 to a loss of $303,481 for the three months ended June 30, 2015. The reduction in gross revenues combined with the shift in business to our staffing segment, which generates lower margins, was partially offset by decreases in operating expenses as described above.

Other Income and Expense

Other expenses increased by $1,011,759 or 545%, during the three months ended June 30, 2015, when compared to the same period in the previous year, primarily due to the recognition of forbearance incentive expense of $1,023,112 resulting from the issuance of 5,115,562 shares of the Company’s common stock to senior secured note-holders in consideration for forbearance on notes payable.

Interest expense, net decreased by $6,371 or 3% from $186,784 to $180,413 for the three months ended June 30, 2014 and 2015, respectively. Other income increased to $5,982 during the three months ended June 30, 2015, from $1,000 during the same period of the previous year, reflecting an increase of $4,982.

Discussion of Operation Results for the Nine Months ended June 30, 2015 and 2014

Overview

We reported consolidated net loss attributable to common stockholders of $2,070,336 for the nine months ended June 30, 2015, as compared to net income attributable to common shareholders of $1,833,024 for the comparable period in 2014, reflecting a decrease in net income attributable to common stockholders of $3,903,690. The decrease resulted from the decrease in gross profit of $535,696 and increase in operating expenses of $1,106,259 (as described below). Further, during the nine months ended June 30, 2014, we reported $2,748,158 of other income related to forgiveness of debt during the nine months ended June 30, 2014, which did not recur during 2015.

Revenues and Gross Profit

We had overall revenues of $10,362,474 for the nine months ended June 30, 2015, as compared to revenues of $13,583,139 for the nine months ended June 30, 2014, resulting in a decrease of $3,220,665 or 24%. Decreases in telecom revenues of approximately $6.6 million were partially offset by $3.4 million of staffing revenues generated during the nine months ended June 30, 2015. Significant new telecom opportunities were not pursued during the 2015 period as the Company continued to work through multiple options for new debt and equity financing to fund the startup of such opportunities.

Our gross margin during the nine months ended June 30, 2015 and 2014 was $2,765,583 and $3,301,279, respectively, representing a decrease of $535,696, or 16%. Improved margins in our telecommunications segment related to a change in customer mix during the first quarter of our fiscal year, were offset by lower margins generated by our staffing segment.

Operating Expenses

We reported operating expenses of $3,044,973 during the nine months ended June 30, 2015, as compared to $3,011,826 for the nine months ended June 30, 2014, reflecting an increase of $33,147 or 1%. Selling, general, and administrative expenses increased $840,279 or 149%, due primarily to incremental expenses for a complete two-year audit and the preparation of the Form 10, as well as increased selling and business development costs related to the formation of a business development team focused entirely on business development with significant activity, resulting in new clients, new business and new markets. (See Recent Business Developments, above).. These increases were partially offset by a decrease in compensation expense of $824,232 or 40%, resulting from workforce level reductions period over period.

Operating Income

Operating income decreased by $568,873, from income of $289,453 for the nine months ended June 30, 2014 to a loss of $279,390 for the nine months ended June 30, 2015. The change in operating income is principally related to the reduction in gross margin and the increase in operating expenses as described above.

Other Income and Expense

Other income decreased by $3,334,847 or 208%, during the nine months ended June 30, 2015, when compared to the same period in the previous year. During the nine months ended June 30, 2015 we recognized forbearance incentive expense of $1,073,112 resulting from the issuance of 5,115,562 shares of the Company’s common stock and 12,500 shares of the Company’s preferred stock in consideration for forbearance on notes payable. Conversely, during the nine months ended June 30, 2014, we recorded a one-time gain on the forgiveness of debt of $2,748,158 related to the cancelation of a term loan agreement, which did not recur in 2015.

Interest expense decreased $468,470, or 41%, from $1,145,587 to $677,117 for the nine months ended June 30, 2014 and 2015, respectively, resulting from a decrease in debt balances, and the amortization of debt discounts during 2014.

Liquidity and Capital Resources

Overview

As of June 30, 2015, the Company had an accumulated deficit of approximately $11.8 million. In addition, the Company has a working capital deficiency of $9.9 million as of June 30, 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to the carrying amount and classification of recorded assets and liabilities should the Company be unable to continue operations.

Management's plans are to continue to raise additional funds through the sales of debt. Specifically, management plans to increase liquidity and enhance capital resources by attempting to complete negotiations for a $6 million asset-based line of credit and by attempting to complete refinancing of $3.5 million of senior secured notes payable.

There is no assurance that additional financing will be available when needed or that management will be able to obtain and close financing, including the aforementioned transactions, on terms acceptable to the Company and whether the Company will become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Cash Flows for the Nine months ended June 30, 2015 and 2014

Cash Used by Operating Activities

Net cash provided by operating activities was $199,850 during the nine months ended June 30, 2015 as compared to cash used in operating activities of $847,434 during the nine months ended June 30, 2014. For the nine months ended June 30, 2015, cash provided by operating activities was primarily attributable to net loss of $2,010,666 adjusted for non-cash items of $1,135,722, and $1,074,794 of cash provided by changes in the levels of operating assets and liabilities. For the nine months ended June 30, 2014, cash used in operating activities of $847,434 was primarily attributable to net income of $1,893,024 adjusted for non-cash expenses of $490,428 and reduced for non-cash income for gain on forgiveness of debt of $2,748,158 as well as $482,728 of cash used by changes in the levels of operating assets and liabilities.

Cash Used by Investing Activities

We used $106,340 cash in investing activities during the nine months ended June 30, 2015, as compared to $14,255 during the same period of the previous year. Cash used in investing activities was primarily related to purchases of property and equipment.

Cash Provided by Financing Activities

Cash provided by financing activities was $94,766 during the nine months ended June 30, 2015, as compared to $987,998 during the nine months ended June 30, 2014, representing a decrease of $893,232. During the nine months ended June 30, 2015, cash provided by financing activities consisted principally of proceeds from the issuance of preferred stock of $600,000, offset by $259,934 payments (net) on our factor lines of credit and payments on notes payable of $245,300. During the nine months ended June 30, 2014, cash proceeds were derived from the issuance of notes payable of $891,246 and proceeds from preferred stock of $96,752.

Going Concern and Management’s Liquidity Plans

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As discussed in Note 2 to the accompanying condensed consolidated financial statements, we have not achieved a sufficient level of revenues to support our business and development activities and have suffered substantial recurring losses from operations since our inception, which conditions raise substantial doubt that we will be able to continue operations as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if we were unable to continue as a going concern.

The financial statements do not include any adjustments to the carrying amount and classification of recorded assets and liabilities should the Company be unable to continue operations. Management's plans are to continue to raise additional funds through the sales of debt or equity securities. Currently in process, management’s plans are to increase liquidity and enhance capital resources by attempting to complete negotiations for a $6 million asset-based line of credit which is in the final phases of the approval process and completion of refinancing $3.5 million of senior secured notes which will generate an approximate $1.45 million of availability to be used for expansion of the business. However, there is no assurance that additional financing, including the aforementioned transactions, will be available when needed or that management will be able to obtain and close financing on terms acceptable to the Company and whether the Company will become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables and reduce overhead until sufficient additional capital is raised to support further operations, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately we could be forced to discontinue our operations, liquidate and/or seek reorganization under the U.S. bankruptcy code. As a result, our auditors have issued a going concern opinion in conjunction with their audit of our September 30, 2014 and 2013 consolidated financial statements.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

As a smaller reporting company, we are not required to provide the information requested by paragraph (a)(5) of this Item.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4: Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2015, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2015.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2015, there were no changes in our internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. Controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in litigation claims arising in the ordinary course of business, including:

Michael Martin and Paris Arey vs. Beacon Enterprise Solutions Group, Inc. and MDT Labor, LLC

Complaint filed October 19, 2012 (amended November 6, 2013) in

Jefferson County, Kentucky Circuit Court; Case No. 12CI-05572

Suit brought by former Beacon employees for claims for severance and change in control bonuses, breach of contract, wage claims, and other related employment matters.

Relief sought is approximately $570,000.

Roadsafe Traffic Systems, Inc. v. Focus Fiber Solutions, LLC, et al vs. Zayo Group

Complaint filed February 10, 2014 in the State of Arizona,

Maricopa County Case No. CV2014-090231

Claim for payment for services which Focus Fiber contends were assumed under a June 19, 2013 Asset Purchase Agreement and are the obligations of other parties and/or other individuals or entities. The liability for this claims is being pursued against other parties and/or other individuals or entities for ultimate liability.

Relief sought is approximately $139,932.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. However, our current risk factors are set forth in our registration statement, Amendment No. 3 to Form 10/A, filed with the SEC on August 19, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 17, 2015, the Company granted 5,115,562 shares of its common stock to eighty-two (82) Senior Secured Noteholders as an incentive for executing amended forbearance agreements on their respective notes.

On May 1, 2015, the Company issued 12,500 shares of its Series D Preferred stock at $4.00 to Whitestar Properties, LLC in settlement of litigation related to breach of a lease agreement.

The Series D preferred shares and the common shares issued as described above were not registered under the Securities Act of 1933, as amended (the “Securities Act”) in reliance upon the exemption from registration provided by Section 4(2) of that Act and Regulation D promulgated thereunder, which exempts transactions by an issuer not involving any public offering. These securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. Certificates representing these securities contain a legend stating the same.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine and Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S. C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S. C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith
**	Furnished and not filed herewith

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FTE Networks, Inc.

Date: August 19, 2015	By	/s/ Michael Palleschi
Michael Palleschi
Chief Executive Officer

Date: August 19, 2015	By:	/s/ David Lethem
David Lethem
Chief Financial Officer