Form 10-K
period 2015-09-30
FTE Networks, Inc.
filed 2016-01-13
CIK 1122063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM__________ TO ____________

Commission file number: 000-31355

FTE NETWORKS, INC.
(Exact name of registrant as specified in its charter)

Nevada	81-0438093
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

999 Vanderbilt Beach Rd., Suite 601, Naples, Florida 34108
(Address of principal executive offices)

Registrant’s telephone number, including area code: 1-877-878-8136

Securities registered pursuant to Section 12(b) of the Act: Not Applicable

Securities registered pursuant of section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule-405 of the Securities Act.    ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ☒  No

Note-Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports require to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑  Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§ 235.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant of Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definite proxy of information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “larger accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐		Accelerated filer ☐
None-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of March 31, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was indeterminate because the Company’s common stock was not listed, traded or quoted on any national stock exchange during this period.

As of January 8, 2016, there were 46,386,220 shares of common stock outstanding.

FTE NETWORKS, INC.

FORM 10-K

TABLE OF CONTENTS

FISCAL YEAR ENDED SEPTEMBER 30, 2015

FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-K may be “forward-looking statements.” Forward-looking statements are not historical facts but include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict.

Forward-looking statements can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements which are contained in this Annual Report on Form 10-K because they reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation:

•	Our ability to maintain sufficient liquidity;
•	Our ability to attract and retain key personnel and temporary workers;
•	Our ability to collect account receivables;
•	Our ability to manage the growth of our operations and effectively integrate acquisitions;
•	Our ability to retain our key customers and market share;
•	Our ability to compete for suitable merger prospects;
•	Our ability to successfully integrate future acquisitions;
•	Our ability to satisfy our service level agreements;
•	Our ability to effectively manage our backlog;
•	The impact of legislative actions and significant regulations on our business;
•	Our ability to adapt to swift changes in the telecommunications industry;
•	The effectiveness of our physical infrastructure and services;
•	Fluctuations in general conditions;
•	Our ability to comply with regulations;
•	The effects of any employment related to other claims against our business;
•	Our ability to maintain workers’ compensation insurance coverage at commercially reasonable terms; and
•	Our ability to raise capital when needed and on acceptable terms and conditions.

All written and oral forward-looking statements made in connection with this Annual Report on Form 10-K that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Any forward looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Annual Report on Form 10-K. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

PART I

Item 1. Business.

FTE Networks, Inc., (“FTE Networks, the “Company”, “we” or “us”) and subsidiaries, is a provider of international and regional telecommunications and technology systems and infrastructure services. FTE also offers managed information technology, telecommunications services, subscriber based services and staffing solutions through its wholly-owned subsidiaries:

•	Jus-Com, Inc., (dba FTE Network Services) specializes in the design, engineering, installation, and maintenance of all forms of telecommunications infrastructure. Services including engineering consulting, design, installation, maintenance, and emergency response in various categories including cabling, equipment installation and configuration, rack and stack, wiring build-outs, infrastructure build-outs, DC power installation, OSP/ISP fiber placement, fiber cable splicing and testing.

•	FTE Wireless, LLC, offers wireless solutions to major wireless carriers including equipment installation, fiber backhaul, antennae installation and testing, small cell solutions, fiber-to-site and other turnkey solutions as needed by such clients.

•	Focus Venture Partners, Inc. (dba FVP Worx) is a multifaceted employment firm offering full service staffing solutions, specializing in the telecommunications, technology and construction services industries.

CORPORATE HISTORY

Prior to Beacon Merger

Beacon Enterprise Solutions Group

Beacon Enterprise Solutions Group, Inc. (“Beacon”) was incorporated in the state of Nevada on December 30, 2007.  On September 5, 2012 Beacon sold its operating assets and Beacon ceased its business operations, in order to meet its financial obligations and avoid bankruptcy, but maintained its public company “shell” status.

Focus Venture Partners, Inc.

Focus Venture Partners, Inc. (“Focus”) was incorporated in the state of Nevada on March 26, 2012 as a holding company operating in the telecommunications industry managing and developing its wholly owned subsidiaries, which were focused on the development of telecommunications networks, acting as a service and support provider, as well as providing temporary and part-time staffing solutions.

Through Optos Capital Partners, LLC, a Delaware limited liability company (“Optos”), its wholly owned subsidiary, Focus operated the following wholly owned entities:

•	Focus Fiber Solutions, LLC, a Delaware limited liability company (“Focus Fiber”), which specialized in the design, engineering, installation, and maintenance of a telecommunications infrastructure network.

•	JusCom, Inc., an Indiana corporation (“JusCom”), which was a telecommunication service provider providing various services including engineering consulting, design, installation and emergency response in various categories including cable rack/wiring buildouts, infrastructure buildouts, DC power installation, fiber cable splicing and security camera installation. JusCom also operated as a temporary and permanent staffing agency specializing in the telecommunications market. Prior to the Beacon Merger, Focus reorganized such that Jus-Com became a subsidiary of Focus, and was no longer a subsidiary of Optos.

Beacon Merger

On May 10, 2013, Beacon and Beacon Acquisition Sub, Inc. a Nevada corporation and a wholly owned subsidiary of Beacon (the “Merger Sub”) entered into a merger agreement with Focus (the “Merger Agreement”). Pursuant to the Merger Agreement, the Merger Sub merged with and into Focus, with Focus continuing as the surviving corporation, with the result that Focus became a subsidiary of Beacon (the “Beacon Merger”).  The closing of the merger took place on June 19, 2013.

For accounting purposes, the Beacon Merger has been treated as an acquisition of Beacon, and a recapitalization of Focus Venture Partners.  The historical consolidated financial statements prior to June 19, 2013 are those of Focus Venture Partners.  In connection with the Beacon Merger, Focus Venture Partners has restated its statements of stockholders’ deficiency on a recapitalization basis so that all equity accounts are presented as if the recapitalization had occurred as of the beginning of the earliest period presented.

In connection with the Beacon Merger, the Board of Directors authorized the designation of a new series of preferred stock, the Beacon Series D Shares, out of its available “blank check preferred stock” and authorized the issuance of up to 2,000,000 Beacon Series D Shares. We filed a Certificate of Designation with the Secretary of State of the State of Nevada on June 17, 2013. Under the Certificate of Designation, each Beacon Series D Share has various rights, privileges and preferences, including: (i) a stated value of $4.00 per share; (ii) mandatory conversion into 20 shares of Common Stock (subject to adjustments) upon the filing of the amendment to our Articles of Incorporation after incorporating the 1 for 20 reverse stock split of the outstanding shares of common stock required by the Merger Agreement (and an effective increase in the Company’s authorized common stock); and (iii) a liquidation preference in the amount of the stated value.  To date, as a result of our non-compliance with our reporting obligations (see “The Registration and Trading of Our Securities,” on page 5 below), the Company has not been able to obtain the necessary approval from the Financial Industry Regulatory Authority (“FINRA”) for the 1-for-20 reverse stock split required by the Beacon Merger. We have begun the process to request approval for the 1-for-20 reverse stock split following the effectiveness of our registration statement on Form 10 and the resumption of trading in the securities of the Company, which will result in the mandatory conversion of the Series D preferred shares into post-split shares of common stock.

In connection with the Beacon Merger the Board of Directors authorized the designation of a new series of preferred stock, the Beacon Series E Shares, out of its available “blank check preferred stock” and authorized the issuance of up to 1,000,000 Beacon Series E Shares. We filed a Certificate of Designation with the Secretary of State of the State of Nevada on June 17, 2013. Under the Certificate of Designation, each Beacon Series E Share has various rights, privileges and preferences, including (i) a liquidation value of $1.00 per share (subject to adjustments); (ii) mandatory redemption of 10,000 shares per month at the liquidation value; and (iii) conversion at the option of the Company of all outstanding Beacon Series E Shares at a price equal to half the liquidation value after 48 mandatory redemption payments have been made.

Pursuant to the terms of the Merger Agreement: (i) shares of Series B Preferred Stock of Focus, par value $0.0001 per share (the “Focus Preferred B Shares”) and common stock of Focus, par value $0.0001 per share (the “Focus Common Stock”) were converted into the right to receive an aggregate of 1,250,011 shares of Beacon Series D Preferred Shares, par value $0.01 per share); (ii) all shares of Series A Preferred Stock of Focus, par value $0.0001 per share, were converted into the right to receive an aggregate number of 1,000,000 shares of Beacon Series E shares, par value $0.01 per share, (iii) all shares of capital stock of Merger Sub were converted into one share of Focus Common Stock. Each Beacon Series D and Beacon Series E share is entitled to vote alongside the common stockholders and has 20 and 1 vote(s) each, respectively. The Beacon Series E shares were subject to redemption and were recorded as a liability, but the shares were returned to the Company and derecognized on September 30, 2013. The Beacon Merger represented a change of control of Beacon and Focus management became responsible for the consolidated entity.

The consideration issued in the Merger was determined as a result of arm’s length negotiations between the parties.

Changes Resulting from the Merger

Our mission is to expand the operations of Jus-Com Inc. dba FTE Network Services as our primary line of business. Jus-Com is headquartered in Naples, Florida specializing in the design, engineering, installation, construction and maintenance of telecommunications and technology networks and infrastructure.

Following the Beacon Merger, on March 13, 2014, Beacon changed its name to “FTE Networks, Inc.” (“FTE” or the “Company”). JusCom began doing business as FTE Network Services (“FTE Network Services”) – a turn-key infrastructure services company. Focus Venture Partners began doing business as FVP Worx, Inc., offering full service staffing solutions. Optos Capital Partners remains as a non-operating shell held for the purpose of future diversification opportunities. The following graphic depicts our organization following the Beacon Merger and the organizational changes described above, and represents the current organization of the Company:

RECENT DEVELOPMENTS

The Registration and Trading of Our Securities

Prior to September 12, 2014 (the “Revocation Date”), our Common Stock was registered under Section 12(g) of the Exchange Act of 1934, as amended (the “Exchange Act”). Pursuant to such registration, the Company was subject to the requirements of Regulation 13(a) of the Exchange Act which required us to file with the SEC, in part, annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and to comply with all other obligations of the Exchange Act applicable to issuers filing registration statements pursuant to Section 12(g) of the Exchange Act.

After we ceased our business operations and became a public company “shell” on September 5, 2012, we fell behind on the compilation of our books and records, due to challenges related to staffing, access to historical data and insufficient funding. Consequently, we failed to comply with the reporting requirements of Regulation 13(a) of the Exchange Act. Further, the Company underestimated the time that it would take for the registrant to access and analyze the historical data to enable it to become current in its financial reporting. As a result, on August 20, 2014, the U.S. Securities and Exchange Commission (the “SEC”), via Release No. 72872, ordered the commencement of an Administrative Proceeding (File No. 3-16024) with respect to the Company. The SEC observed and asserted that the Company had failed to comply with its obligations under Exchange Act Section 13(a) and Rules 13a-1 and 13a-13 thereunder because the Company had not filed any periodic reports with the SEC since the period ended June 30, 2012. Also on August 20, 2014, in connection with the foregoing, the SEC announced the temporary suspension of trading in the securities of the Company.

Subsequently, on September 8, 2014, the Company entered into an Offer of Settlement with the SEC regarding the Administrative Proceeding (File No. 3-16024) whereby, in part, the Company consented to the entry of an Order by the SEC containing the findings that: (1) the Company was a Nevada corporation located in Naples, Florida with a class of securities registered with the Commission under Exchange Act Section 12(g) and as of August 18, 2014, the common stock of the Company (symbol FTNW) was quoted on OTC Link (formerly “Pink Sheets”) operated by OTC Markets Inc., had ten market makers, and was eligible for the “piggyback” exception of Exchange Act Rule15c2-11(f)(3); (2) the Company had failed to comply with Exchange Act Section 13(a) and Rules 13a-1 and 13a-13 thereunder because it had not filed any periodic reports with the SEC since the period ended June 30, 2012; and that on the basis of the foregoing (3) pursuant to Section 12(j) of the Exchange Act, registration of each class of the Company’s securities registered pursuant to Exchange Act Section 12 be revoked.

As such, on the Revocation Date, via Release No. 73085, the SEC ordered that, effective immediately pursuant to Section 12(j) of the Exchange Act, the registration of each class of the Company’s securities registered pursuant to Exchange Act Section 12 be revoked.

Following the above described revocation of registration, on March 17, 2015 we filed a registration statement on Form 10, to once again register our Common Stock pursuant to Section 12(g) of the Exchange Act.  On May 16, 2015, the registration statement became effective, and we are again subject to the requirements of Regulation 13(a) of the Exchange Act, which requires us to file, in part, annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and we are required to comply with all other obligations of the Exchange Act applicable to issuers filing registration statements pursuant to Section 12(g) of the Exchange Act.

On December 10, 2015, our common stock resumed trading on the OTC Pink marketplace.

Authorization of Series F Preferred Stock

The Board of Directors of the Company authorized the designation of a new series of preferred stock, the Series F Stock (“Series F Stock”), out of its available “blank check preferred stock” and authorized the issuance of up to 1,980,000 shares of the Series F Stock. A Certificate of Designation was filed with the Secretary of State of the State of Nevada on November 2, 2015. The Series F Stock has various rights, privileges and preferences, including: (i) a stated value of $4.00 per share; (ii) conversion into 20 shares of Common Stock (subject to adjustments) upon the filing of an amendment to the Company’s Articles of Incorporation incorporating a reverse stock split; and (iii) a liquidation preference in the amount of the stated value.

Entry into a Credit Facility and Repayment of Senior Secured Notes

On November 3, 2015, the Company entered into a credit agreement (the “Agreement”) pursuant to which the Company received $8 million in term loans from Lateral Investment Management (“Lateral”). A portion of the proceeds was used to extinguish an aggregate principal amount of approximately $3.5 million of Senior Secured Promissory Notes, pursuant to a tender offer. The noteholders who tendered their notes received the tender offer consideration of $0.50 per $1 principal amount of the Notes from the proceeds from the term loan, and all interest payable on the notes was forgiven. The Company expects to recognize approximately a $3.5 million gain related to the extinguishment of the Senior Secured Promissory Notes.

In connection with the agreement, the Company issued 555,344 shares of Series F preferred stock to Lateral. The Company and Lateral also entered into a registration rights agreement (“Registration Rights Agreement”) in connection with the issuance of these shares, pursuant to which the Company must file a registration statement with the SEC, with respect to the shares. Lateral may request redemption of some or all of its Series F preferred stock any time after October 28, 2017, subject to the Company (a) meeting certain minimum capitalization and EBITDA requirements; and (b) being able to continue as a going concern on a post-redemption basis.  The redemption price per share is variable and equals 10 (ten) times the last twelve months EBITDA, multiplied by the Lateral fully-diluted ownership percentage and then divided by the Lateral Series F preferred stock shares outstanding.  In addition, Lateral was granted anti-dilution rights which permit it to receive additional equity securities to maintain its fully-diluted ownership interest to the extent that the Company issues equity securities to third parties, up to a maximum of $5,000,000. Furthermore, so long as Lateral maintains a fully-diluted ownership interest of 10% or more, the Company may not without Lateral’s consent (a) enter into new indebtedness exceeding $400,000; (b) undertake a Major Transaction Event (as defined); or (c) terminate or replace its Chief Executive Officer.

TELECOMMUNICATIONS INFRASTRUCTURE SERVICES INDUSTRY

FTE Network Services provides comprehensive telecommunications solutions to Fortune 500 customers in the wireline and wireless telecommunications industry. Services performed by FTE include the design, engineering, installation, repair and maintenance of fiber optic, copper and coaxial cable networks used for video, data and voice transmission. In the wireless space, FTE provides engineering, design, installation and upgrade of wireless communications networks, including infrastructure, antennas, switching systems, and backhaul links from wireless systems to voice, data and video networks. FTE also provides emergency restoration services, including the repair of telecommunications infrastructure damaged by inclement weather. We also provide premise wiring where we install, repair, and maintain the telecommunications structure within improved structures.

FTE Network Services’ success in these technology spaces is the result of experienced management and leadership, purchasing relationships and logistics, project planning, project management disciplines, training, quality control and top down commitment to customer satisfaction.

We believe that certain provisions of the American Recovery and Reinvestment Act of 2009 (“ARRA”) will continue to create additional demand for our services. Specifically, the ARRA includes federal stimulus funding for the deployment of broadband services to underserved areas that lack sufficient bandwidth to adequately support economic development. We also expect many customers who received stimulus funds to continue to expand their networks even though stimulus funding may no longer be available.

The combination of a growing North American wireless subscriber base, greater use of wireless data for consumer and enterprise applications and services, and the development of innovative consumer wireless data products has led to a significant increase in the amount of wireless data traffic on wireless networks. As a result, the traditional backhaul infrastructure that has historically linked wireless cell sites to broader voice, data and video networks is reaching capacity. To handle current and future wireless data traffic demands and to improve wireless network quality and reliability, wireless carriers are implementing plans to replace their legacy backhaul networks based on T-1 lines and circuit switching applications with fiber optic networks, typically referred to as “fiber to the cell site” initiatives. We believe these initiatives will continue several more years before the backhaul system upgrade is completed, resulting in additional opportunities to assist our wireless customers in their fiber to the cell site initiatives.

We anticipate increased long-term opportunities arising from plans by a number of wireless companies to deploy and implement 4G and LTE (Long Term Evolution) and XLTE (Extended Long Term Evolution) technology and networks throughout North America. These technologies are being deployed in the United States using a new spectrum, which effectively requires an entirely new network to be built. As a result, we expect significant capital expenditures will be made over a relatively long period of time as wireless carriers build out their 4G and LTE networks and then augment and optimize their networks for reliability and network quality. We believe wireless carriers are in the very early stages of their 4G and LTE network deployment plans.

Fiber to the X (“FTTx”) comprises the many variants of fiber optic access infrastructure. These include fiber to the home (“FTTH”), fiber to the premise (“FTTP”), fiber to the building (“FTTB”), fiber to the node (“FTTN”), and fiber to the curb or cabinet (“FTTC”). GIA announces the release of a comprehensive global report on Fiber Optic Components market. Global market for Fiber Optic Components is projected to reach US$42 billion by the year 2017. Growth will be driven by the continuously growing demand for bandwidth and the ensuing need for fiber-based broadband, robust growth in mobile internet, and stronger FTTx related deployments.

Outside Plant Operations

Outside Plant Operations (OSP) includes all forms and methods of connecting the nation’s telecommunications infrastructure. Historically this work has been with copper and then coax. Today, it is predominately aerial and buried fiber. FTE builds outside plant for large corporate customers, government entities and private investors.

FTE Network Services has scaled to approximately 200+ concurrent crews in multiple geographies representing multiple customers and multiple projects. FTE Network Services’ success is based on several factors:

•	Staff construction experience in these markets over many years in the past provides an understanding of the challenges in most every market with respect to local regulations to diverse soil types and rock formations.
•	FTE has a network of seasoned Project Managers and Construction Managers that it leverages in all markets on all projects.
•	FTE uses a blend of self-perform and sub-contract that maintains internal quality standards and allows the company to expand operation rapidly and likewise downsize at completion preserving company profitability.
•	FTE creates a local presence for all projects with local office and warehouse space to run and manage the project and handle materials logistics respectively.
•	FTE has relationships with major national suppliers for everything from heavy equipment to custom order fiber optic cable.

•	All contract outside plant (“OSP”) operations are fulfilled with a combination of our fleet of aerial trucks, underground plows, directional drills, fiber placement crews, and fiber splicers.
•	All equipment used on OSP projects is mobile, with dedicated logistics to service these projects as demands change. FTE Network Services can meet any scheduling requirement and accommodate changing demands by calling on its extensive network of strategic partners.
•	Finally, FTE itself has a broad base of experienced operators and installers dedicated to each project, and we are committed to providing the necessary personnel and equipment to meet the demands of every engagement.

Inside Plant Operations

Inside Plant Operations (ISP) are services provided to major telecommunications services providers in their switching and processing facilities. The scope of services includes the following:

•	Cable rack / wiring build-outs
•	Infrastructure build-outs
•	DC power installation
•	Battery installation / maintenance
•	Uninterrupted power source (“UPS”) installation
•	Power distribution unit (“PDU”) installation
•	Fiber cable splicing
•	Structured cable installation
•	All low-voltage cable installation
•	Provisioning, test, turn-up of FTTP, FTTN, FTTH, FTTx.
•	Security camera installation
•	AC circuits & conduit builds

Each major telecommunications client has their own build and quality standards. FTE trains its technicians in each specific protocol and has quality standards that it maintains on each and every project. FTE has the capability to engineer, build, turn up, test and manage every component in a client’s facility. The facilities that we work in performing ISP work are secure, highly available and mission critical to the countries telecommunications infrastructure. The client facilities that FTE works inside of touches everything from Wall Street trading floors to the video, telephone and data services used every day by the typical family and individual. This critical infrastructure connects corporate land based services, mobile data services, on-demand video, TV and cable broadcast, internet, public networks, private networks and telephone. The quality of the work product from engineering to construction in this work is critical.

Our clients engage us with confidence as is shown by our solid, standing relationships and repeat business opportunities that have been tested and forged over time.

Project Estimating and Feasibility Studies

Our subsidiaries share an estimating department that provides all cost needs, both internal and external, as a value-added service to telecommunications clients. For extremely difficult builds, we use a “boots on the ground” approach, ready with someone to look at the project up close, typically within 24 hours. For the bid process, the following steps are followed:

•	A request for a proposal, or a request for information is received from a prospective customer: typically a data file is provided with a general route, cell tower locations, laterals, rings, etc.
•	Using Google Earth, we provide a solution based on aerial and underground construction options, utilizing the U.S. geological studies for ground conditions and “street view” programs to analyze the conditions. Additional services are often used, including: MS Streets & Trips, MapInfo, Bing Maps, Delorme, and a national database of GIS maps. At the same time, we reach out to vendors and suppliers to start assessing rough costs for materials and labor.
•	We specialize in complex projects with a large geographical footprint and multiple customer drop pints. This goal is met by importing the customer drop points (i.e., latitude and longitude) into whichever software program the customer has specified as the deliverable. Then, using the aforementioned methods, we identify the best installation path and verify whether the most cost-effective method of installation will be aerial, underground, or existing conduit paths. This conclusion is portrayed on the deliverable software, and the different methods of construction are clearly defined by specific colors on the reports.
•	The project is broken into segments with independent budgets for each segment, allowing the customer to identify the fiber size based upon end-use requirements. This all flows into a master project budget, giving the customer a snapshot that will allow them to make changes to the individual segments at their discretion based upon the budgetary information provided.
•	The nationwide network of project managers is utilized to analyze the geography of each part of the project and provide feedback on critical portions of the proposed build.
•	This all culminates into finished proposals – ones that we believe accurately represent the ideal and most cost-effective approach to the build process. Due to the process we have solidified in our estimating department, bringing in and training additional support staff typically takes less than 2 weeks.

Customer Relationships

Our current customers include, in part, multiple Fortune 500 telecommunications and technology providers and integrators. We also provide telecommunications engineering, construction, installation and maintenance services to a number of cable television multiple system operators. Premise wiring services are provided to various corporations and state and local governments.

Our customer base is highly concentrated. Due to the fact that the majority of our revenues are non-recurring, project-based revenues, it is not unusual for there to be significant period-to-period shifts in customer concentrations. Revenue may significantly decline if the Company were to lose one or more of its significant customers, or if the Company were not able to obtain new customers upon the completion of significant contract. The Company’s strategy for the future includes customer and service diversification reducing the customer revenue concentration to less than 15% for any single customer.

During the years ended September 30, 2015 and 2014, the Company’s largest customers included a leading service provider of dark fiber and advanced network services (“Customer A”), a leading provider of wireless infrastructure solutions (“Customer B”), a multinational provider of communications technology and services (“Customer C”), a corporate staffing customer within the Company’s staffing segment (“Customer D”), a provider of large scale fiber optic cables (“Customer E”) and a telecommunications company providing fiber optic based network solutions (“Customer F”).

The Company’s revenues from Customer F for the years ending September 30, 2015 and 2014 were $0 and $12.3 million, respectively. The Company ceased doing business with Customer F in July 2014 and, therefore, the Company had no revenues from Customer F for the year ended September 30, 2015.

At the same time the contracted work of Customer F was coming to a close, the revenues of Customer C were increasing. During the year ended September 30, 2015, the revenues of Customer C were $5,196,380 ( 36% of total revenues). During the year ended September 30, 2014, the revenues of Customer C were $516,771 (3% of total revenues). For the year ended September 30, 2015, Customer D had revenues of $5,324,866 or 37% of total revenues. During the year ended September 30, 2014, Customer D had no revenues.

As of September 30, 2015, Customer E and Customer B represented 47% and 12% of accounts receivable, respectively. As of September 30, 2014, Customer A, Customer B and Customer C represented 41%, 18% and 13% of accounts receivable, respectively.

The following tables set forth our revenues and accounts receivable balances for the periods indicated:

	For the Years Ended
	September 30,
Revenues	2015		2014
	$	%	$	%
Customer B	13,776	0%	1,327,688	8%
Customer C	5,196,380	36%	516,771	3%
Customer D	5,324,866	37%	-	0%
Customer F	-	0%	12,272,543	72%
All other customers	3,853,660	27%	2,815,029	17%
Total Revenues	$14,388,682	100%	$16,932,031	100%

	September 30,
Accounts Receivable	2015		2014
	$	%	$	%
Customer A	-	0%	893,299	41%
Customer B	152,475	12%	401,718	18%
Customer C	88,686	7%	281,938	13%
Customer E	617,825	47%	69,754	3%
All other customers	445,459	34%	526,059	25%
Total accounts receivable	1,304,445	100%	2,172,768	100%
Less: Allowance for doubtful accounts	(89,000)		(267,998)
Accounts receivable, net of allowance	$1,215,445		$1,904,770

Competition

The markets in which we operate are highly competitive. We compete with other contractors in most of the geographic markets in which we operate, and several of our competitors are large companies that have significant financial, technical and marketing resources. In addition, there are relatively few barriers to entry into some of the industries in which we operate and, as a result, any organization that has adequate financial resources and access to technical expertise may become a competitor. A significant portion of our revenues is currently derived from unit price or fixed price agreements, and price is often an important factor in the award of such agreements. Accordingly, we could be underbid by our competitors in an effort by them to procure such business. Economic conditions have increased the impacts of competitive pricing in certain of the markets that we serve. We believe that customers consider other factors in choosing a service provider, including technical expertise and experience, financial and operational resources, nationwide presence, industry reputation and dependability, which we expect to benefit larger contractors such as us. In addition, competition may lessen as industry resources, such as labor supplies, approach capacity. There can be no assurance, however, that our competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to our services, or that we will be able to maintain or enhance our competitive position. We also face competition from the in-house service organizations of our existing or prospective customers, including telecommunications and engineering companies, which employ personnel who perform some of the same types of services as those provided by us. Although a significant portion of these services is currently outsourced by many of our customers, there can be no assurance that our existing or prospective customers will continue to outsource services in the future.

Regulation

Our operations are subject to various federal, state, local and international laws and regulations including:

•	licensing, permitting and inspection requirements applicable to contractors, electricians and engineers;
•	regulations relating to worker safety and environmental protection;
•	permitting and inspection requirements applicable to construction projects;
•	wage and hour regulations;
•	regulations relating to transportation of equipment and materials, including licensing and permitting requirements; and
•	building and electrical codes.

We believe that we have all the licenses required to conduct our operations and that we are in substantial compliance with applicable regulatory requirements. Our failure to comply with applicable regulations could result in substantial fines or revocation of our operating licenses, as well as give rise to termination or cancellation rights under our contracts or disqualify us from future bidding opportunities.

Safety and Risk Management

We are committed to ensuring that our employees perform their work safely and we regularly communicate with our employees to reinforce that commitment and instill safe work habits. We review accidents and claims for our operations, examine trends and implement changes in procedures to address safety issues. Claims arising in our business generally include workers’ compensation claims, various general liability and damage claims, and claims related to vehicle accidents, including personal injury and property damage. We insure against the risk of loss arising from our operations up to certain deductible limits in substantially all of the states in which we operate. In addition, we retain risk of loss, up to certain limits, under our employee group health plan.

We carefully monitor claims and actively participate with our insurers in determining claims estimates and adjustments. The estimated costs of claims are accrued as liabilities, including estimates for claims incurred but not reported. Due to fluctuations in our loss experience from year to year, insurance accruals have varied and can affect the consistency of operating margins. If we experience insurance claims in excess of our umbrella coverage limit, our business could be materially and adversely affected.

Seasonality

Our revenues are affected by seasonality as a significant portion of the work we perform is outdoors. Consequently, our operations are impacted by extended periods of inclement weather. Generally, inclement weather is more likely to occur during the winter season, which falls during our first and fourth fiscal quarters. Also, a disproportionate percentage of total paid holidays fall within our second quarter, which decreases the number of available workdays. Additionally, our customer premise equipment installation activities for cable providers historically decrease around calendar year-end holidays as their customers generally require less activity during this period. As a result, we may experience reduced revenue in the second or third quarters of our fiscal years.

Environmental Matters

A significant portion of our work is performed underground. As a result, we are potentially subject to material liabilities related to encountering underground objects which may cause the release of hazardous materials or substances. Additionally, the environmental laws and regulations which relate to our business include those regarding the removal and remediation of hazardous substances and waste. These laws and regulations can impose significant fines and criminal sanctions for violations. Costs associated with the discharge of hazardous materials or substances may include clean-up costs and related damages or liabilities. These costs could be significant and could adversely affect our results of operations and cash flows.

STAFFING INDUSTRY

Effective May 8, 2014, we operate a temporary and permanent staffing agency providing full service human capital solutions specializing in telecommunications, construction, engineering and technology through our wholly owned subsidiary, FVP Worx. FVP Worx is growing its leadership position in the staffing industry serving a base of clients ranging from the Fortune 500 to medium-sized businesses and entrepreneurial start-ups. FVP Worx provides direct staffing, interim staffing, consulting services and outsourcing services. Through key service offerings in IT consulting and staff augmentation, we deliver measurable results that drive positive financial outcomes. We focus on strong ROI and technology solutions, which are vital in today’s hyper competitive environment.

We offer complete staff augmentation services including temporary, temporary-to-hire, and full-time permanent placement. Our services include all of the following:

•	Payroll
•	Insurance
•	Benefits plans
•	Candidate recruiting and selection
•	Developing expertise with leading-edge technologies
•	Supplying per-diem staff on an as-needed basis
•	Training staff on client-specific processes

The temporary staffing industry evolved out of the need for a flexible workforce to minimize the cost and effort of hiring and administering permanent employees in order to rapidly respond to changes in business conditions and to temporarily replace absent employees. Competitive pressures have forced businesses to focus on reducing costs, including converting fixed or permanent labor costs to variable or flexible costs. The temporary staffing industry includes a number of markets focusing on business needs that vary widely in duration of assignment and level of technical specialization. We operate within the telecommunications staffing market of the temporary staffing industry.

Temporary staffing companies act as intermediaries in matching available temporary workers to employer assignments. Staffing companies compete both to recruit and retain a supply of temporary workers and to attract and retain customers to employ these workers. An important aspect in the selection of temporary workers for an assignment is the ability to identify the skills, knowledge, abilities of a temporary worker and match their competencies or capabilities to an employer’s requirements. Methods used to sell temporary staffing services to customers vary depending on the customer’s need for temporary staffing services, the local labor supply, the length of assignment, the number of workers and skills required. We are a business-to-business sales provider. Our sales process takes place at the customer’s location. Success is often based on the experience and skill of the sales person and the strength of relationship with the customer. Retention of customers, exclusive of economic conditions, is dependent on the strength of our relationship with the customer, the skill, quality and tenure of temporary workers, and customer service skills.

The temporary staffing industry is large and highly fragmented with many competing companies. No single company has a dominant share of the temporary staffing industry. Customer demand for temporary staffing services is dependent on the overall strength of the labor market and trends toward greater workforce flexibility.

The staffing industry is cyclical based on overall economic conditions. Historically, in periods of economic growth, the number of companies providing temporary staffing services has increased due to low barriers to entry and during recessionary periods the number of companies has decreased through consolidation, bankruptcies, or other events. The temporary staffing industry experienced increased volatility during the most recent recession in comparison with past economic cycles. This is largely due to the severity of the recession which resulted in a dramatic drop in the use of temporary staffing as companies aggressively reduced the size of their workforce. However, in the post recessionary environment, the temporary staffing industry is experiencing increased demand in relation to total job growth as customers have placed a greater priority on maintaining a more flexible workforce.

Customers

Our customer mix consists primarily of small and medium sized businesses. We also serve larger national customers. Our full range of temporary staffing services enables us to meet all of the staffing needs of our customers.

Competition

We compete in the temporary staffing industry by offering a full range of staffing services. The temporary staffing industry is large and fragmented, comprised of thousands of companies employing millions of people and generating billions of dollars in annual revenues.

We experience competition in attracting customers as well as qualified employment candidates. The staffing business is highly competitive with limited barriers to entry, with a number of firms offering services similar to those provided by us on a national, regional, or local basis. We compete with several multi-national full-service and specialized temporary staffing companies, as well as a multitude of local companies. In most geographic areas, no single company has a dominant share of the market. The majority of temporary staffing companies serving the staffing market are locally owned businesses. In many areas the local companies are the strongest competitors, largely due to their longevity in the market and the strength of their customer relationships.

Competitive forces have historically limited our ability to raise our prices to immediately and fully offset increased costs of doing business; some of which include increased temporary worker wages, costs for workers’ compensation, and unemployment insurance.

The most significant competitive factors in the staffing business are price, ability to promptly fill customer orders, success in meeting customers’ quality expectations of temporary workers, and appropriately addressing customer service issues. We believe we derive a competitive advantage from our service history and commitment to the temporary employment market and our specialized approach in serving the industries of our customers. Also, we believe that our national presence and proprietary systems and programs including worker safety, risk management, and legal and regulatory compliance are key differentiators from many of our competitors.

Segment Reporting

We operate in the telecommunications infrastructure services industry and, effective May 8, 2014, entered the staffing industry. For the year ended September 30, 2014, our staffing business was in the development stage and only generated negligible revenues and expenses. Consequently, we concluded that the staffing business did not qualify as a separate segment for the year ended September 30, 2014. We reported segment results pursuant to ASC 280-10 “Segment Reporting” for the year ended September 30, 2015.

EMPLOYEES

As of January 8, 2016, we, together with our subsidiaries, employ 232 full-time employees and 8 part-time employees. None of our employees are represented by local collective bargaining units. The number of our employees varies according to the level of our work in progress. We maintain a nucleus of technical and managerial personnel to supervise all projects and add employees as needed to complete specific projects.

ACQUISITION STRATEGY

With respect to our acquisition strategy, FTE intends to pursue a clearly defined telecommunications niche, but may, in its discretion, pursue acquisitions outside of this niche, although this will not be our focus. We selectively pursue acquisitions when we believe doing so is operationally and financially beneficial to our existing operations, although we do not rely solely on acquisitions for growth. In particular, we may pursue those acquisitions that we believe will provide us with incremental revenue and geographic diversification while complementing our existing operations. We generally target companies for acquisition that have defensible leadership positions in their market niches, are EBITDA positive, which meet or exceed industry averages, and have proven operating histories, sound management, and certain clearly identifiable cost synergies.

ITEM 1A. RISK FACTORS.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this Annual Report on Form 10-K, before making an investment decision, and you should only consider an investment in our common stock if you can afford to sustain the loss of your entire investment. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Corporate Risks

The Company may not be able to maintain sufficient liquidity.

In the year ended September 30, 2015, we recorded a net loss of $3,554,914 and we used $64,392 of cash in operating activities.  As of September 30, 2015, we have a working capital deficiency of $6.4 million, which includes $1.8 million of unpaid payroll tax liabilities associated with our staffing segment, plus related penalties and interest.  If we don’t satisfy the payroll tax obligation as planned, it is possible that we could be subject to additional fines and penalties. Subsequent to September 30, 2015, we closed on an $8 million credit facility, of which (a) $1.8 million was used to extinguish $3.5 million of senior secured notes and $1.8 million of related accrued interest; and (b) $3.0 million was deposited into a restricted Company bank account which requires the credit provider’s approval to utilize.  The Company will need to continue to monitor its liquidity and many need to raise additional funds until it begins to generate cash from operating activities.

We depend upon key personnel and need additional personnel.

Our success depends on the continuing services of the executive team. Additionally, the success of our operations will largely depend upon our ability to successfully attract and maintain competent and qualified key management personnel. As with any company with limited resources, there can be no guaranty that we will be able to attract such individuals or that the presence of such individuals will necessarily translate into profitability for us. Our inability to attract and retain key personnel may materially and adversely affect our business operations.

FTE’s operation as a public company subjects it to extensive corporate governance and disclosure regulations that may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a public company, FTE incurs significant legal and accounting expenses associated with its public company reporting requirements. In addition, like many smaller public companies, FTE faces a significant impact from required compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management of public companies to evaluate the effectiveness of internal control over financial reporting. The SEC has adopted rules implementing Section 404 for public companies as well as disclosure requirements. Any failure to implement effective or improved internal controls, or to resolve difficulties encountered in their implementation, could harm FTE’s operating results, or cause a failure to meet reporting obligations or result in management assessing internal control over financial reporting as not effective. Further, we have, in the past, failed to comply with our reporting obligations, which resulted in the revocation of the registration of our Securities (see “The Registration and Trading of Our Securities,” beginning on page 5 above). Now that our common stock is registered again, we are again subject to the reporting requirements of Regulation 13(a) of the Exchange Act. Any failure to implement effective internal controls, or to meet our reporting obligations could cause investors to lose confidence in FTE’s reported financial information, which could have a material adverse effect on our stock price.

Risks Associated with the Telecommunications Industry

We possess a significant amount of accounts receivable and if we are unable to collect account receivables in a timely manner or at all, our cash flow and profitability will be negative impacted, which such risk is heightened during unstable economic periods

We extend credit to our customers as a result of performing work under contract prior to billing our customers for that work. These customers include telephone companies, cable television multiple system operators and others. We had net accounts receivable of approximately $1.2 million at September 30, 2015 and $1.9 million at September 30, 2014. We periodically assess the credit risk of our customers and continuously monitor the timeliness of payments. Slowdowns in the industries we serve may impair the financial condition of one or more of our customers and hinder their ability to pay us on a timely basis or at all. Further bankruptcies or financial difficulties within the telecommunications sector could hinder the ability of our customers to pay us on a timely basis or at all, reducing our cash flows and adversely impacting our liquidity and profitability. Additionally, we could incur losses in excess of current bad debt allowances. The Company recognized approximately $0.4 million and $0.3 million in bad debt expense in the years ended September 30, 2015 and 2014, respectively.

We must effectively manage the growth of our operations and effectively integrate acquisitions, or our company will suffer.

To manage our growth and effectively integrate acquisitions, we believe we must continue to implement and improve our operations. We may not have adequately evaluated the costs and risks associated with this expansion, and our systems, procedures, and controls may not be adequate to support our operations. In addition, our management may not be able to achieve the rapid execution necessary to successfully offer our products and services and implement our business plan on a profitable basis. The success of our future operating activities will also depend upon our ability to expand our support system to meet the demands of our growing business. Any failure by our management to effectively anticipate, implement, and manage changes required to sustain our growth would have a material adverse effect on our business, financial condition, and results of operations.

We derive a significant portion of our revenues from a limited number of customers, and the loss of one or more of these customers could adversely impact our revenues and profitability.

Our customer base is highly concentrated. As of September 30, 2015, Customer E and Customer B represented 47% and 12% of accounts receivable, respectively. As of September 30, 2014, Customer A, Customer B and Customer C represented 41%, 18% and 13% of accounts receivable, respectively.

For the year ended September 30, 2015, Customer D represented approximately 37% of revenues and Customer C represented approximately 36% of revenues. For the year ended September 30, 2014, Customer F represented approximately 72% of revenues.

Our revenue may significantly decline if we were to lose one or more of our significant customers. In addition, revenues under our contracts with significant customers may vary from period to period depending on the timing and volume of work which those customers order or perform with their in-house service organizations. Additionally, consolidations, mergers and acquisitions in the telecommunications and staffing industries have occurred in the past and may occur in the future. The consolidation, merger or acquisition of an existing customer may result in a change in procurement strategies by the surviving entity. Reduced demand for our services or a change in procurement strategy of a significant customer could adversely affect our results of operations, cash flows and liquidity.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

We are in a highly competitive market for a small number of telecommunications business opportunities which could reduce the likelihood of implementing our acquisition strategy. We are and will continue to be an insignificant participant in the business of seeking acquisitions in the telecommunications space. A large number of established and well financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of implementing our business strategy.

Failure to integrate future acquisitions successfully could adversely affect our business and results of operations.

As part of our growth strategy, we may acquire companies that expand, complement, or diversify our business. We regularly review various opportunities and periodically engage in discussions regarding possible acquisitions. Future acquisitions may expose us to operational challenges and risks, including the diversion of management’s attention from our existing business, the failure to retain key personnel or customers of an acquired business, the assumption of unknown liabilities of the acquired business for which there are inadequate reserves and the potential impairment of acquired intangible assets. Our ability to sustain our growth and maintain our competitive position may be affected by our ability to successfully integrate any businesses acquired.

Service level agreements in our customer agreements could subject us to liability or the loss of revenue.

Our contracts with customers typically contain service guarantees and service delivery date targets, which if not met by us, enable customers to claim credits against their payments to us and, under certain conditions, terminate their agreements. Our inability to meet our service level guarantees could adversely affect our revenue and cash flow. While we typically have carve-outs for force majeure events, many events, such as fiber cuts, equipment failure and third-party vendors being unable to meet their underlying commitments or service level agreements with us, could impact our ability to meet our service level agreements and are potentially out of our control.

Our backlog is subject to reduction and/or cancellation.

Our backlog consists of the uncompleted portion of services to be performed under job-specific contracts and the estimated value of future services that we expect to provide under master service agreements and other long-term requirements contracts. Many of our contracts are multi-year agreements, and we include in our backlog the amount of services projected to be performed over the terms of the contracts based on our historical experience with customers and, more generally our experience in procurements of this type. In many instances, our customers are not contractually committed to procure specific volumes of services under a contract. Our estimates of a customer’s requirements during a particular future period may not prove to be accurate, particularly in light of the current economic conditions and the uncertainty that imposes on changes in our customer’s requirements for our services. If our estimated backlog is significantly inaccurate or does not result in future profits, this could adversely affect our future growth and the price of our common stock.

Legislative actions and initiatives relating to telecommunications may not result in an increase in demand for our services.

The American Recovery and Reinvestment Act of 2009 (“ARRA”) originally allocated $7.2 billion in funding to accelerate broadband deployment in rural areas of the country that have been without high-speed infrastructure. However, we cannot predict the actual benefits to us from the implementation of ARRA programs. For example, significant additional contracts resulting from investments for rural broadband deployment under the ARRA may not be awarded to us.

If we do not adapt to swift changes in the telecommunications industry, we could lose customers or market share.

The telecommunications industry is characterized by rapidly changing technology, evolving industry standards, frequent new service introductions, shifting distribution channels and changing customer demands. We may not be able to adequately adapt our services or acquire new services that can compete successfully. Our failure to obtain and integrate new technologies and applications could impact the breadth of our service portfolio resulting in service gaps, a less differentiated service suite and a less compelling offering to customers. We risk losing customers to our competitors if we are unable to adapt to this rapidly evolving marketplace.

In addition, the introduction of new services or technologies, as the well as the further development of existing services and technologies, may reduce the cost or increase the supply of certain services similar to those that we provide. As a result, our most significant competitors in the future may be new entrants to the telecommunications industry. These new entrants may not be burdened by an installed base of outdated equipment or obsolete technology. Our future success depends, in part, on our ability to anticipate and adapt in a timely manner to technological changes. Failure to do so could have a material adverse effect on our business.

Any failure of our physical infrastructure or services could lead to significant costs and disruptions that could reduce our revenues, harm our business reputation, and have a material adverse effect on our financial results.

Our business depends on providing customers with highly reliable service. The services we provide are subject to failure resulting from numerous factors, including:

•	human error;
•	power loss;
•	physical or electronic security breaches;
•	fire, earthquake, hurricane, flood, and other natural disasters;
•	water damage;
•	the effect of war, terrorism, and any related conflicts or similar events worldwide; and
•	sabotage and vandalism.

Problems within our network, whether or not within our control, could result in service interruptions or equipment damage. In the past, we have at times experienced instability in our equipment attributed to equipment failure and power outages. Although such disruptions have been remedied and the network has been stabilized, there can be no assurance that similar disruptions will not occur in the future. We have service level commitment obligations with substantially all of our customers. As a result, service interruptions or equipment damage could result in credits for service interruptions to these customers. We have at times in the past given credits to our customers as a result of service interruptions due to equipment failures. We cannot assume that our customers will accept these credits as compensation in the future. Also, service interruptions and equipment failures may expose us to additional legal liability.

We are subject to significant regulation that could change or otherwise impact us in an adverse manner.

Our operations are subject to various federal, state and local laws and regulations including:

-	licensing, permitting and inspection requirements applicable to contractors, electricians and engineers;
-	regulations relating to worker safety and environmental protection;
-	permitting and inspection requirements applicable to construction projects;
-	wage and hour regulations;
-	regulations relating to transportation of equipment and materials, including licensing and permitting requirements; and
-	building and electrical codes.

We believe that we have all the licenses required to conduct our operations and that we are in substantial compliance with applicable regulatory requirements. Our failure to comply with applicable regulations could result in substantial fines or revocation of our operating licenses, as well as give rise to termination or cancellation rights under our contracts or disqualify us from future bidding opportunities.

Risks Associated with the Staffing Industry

Our staffing business is significantly affected by fluctuations in general economic conditions.

The demand for our staffing services is highly dependent upon the state of the economy and upon staffing needs of our customers. Any variation in the economic condition or unemployment levels of the United States or in the economic condition of any region or telecommunications industry in which we have a significant presence may severely reduce the demand for our services and thereby significantly decrease our revenues and profits.

Our staffing business is subject to extensive government regulation and a failure to comply with regulations could materially harm our business.

Our business is subject to extensive regulation. The cost to comply, and any inability to comply, with government regulation could materially harm our business. Increased government regulation of the workplace or of the employer-employee relationship, or judicial or administrative proceedings related to such regulation, could materially harm our business.

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Reform Laws”) include various health-related provisions to take effect through 2014, including requiring most individuals to have health insurance and establishing new regulations on health plans. Although the Health Care Reform Laws do not mandate that employers offer health insurance, beginning in 2014 penalties will be assessed on certain employers who do not offer health insurance that meets certain affordability or benefit requirements. Unless modified by regulations or subsequent legislation, providing such additional health insurance benefits to our temporary workers, or the payment of penalties if such coverage is not provided, would increase our costs. If we are unable to raise the rates that we charge our customers to cover these costs, such increases in costs could materially harm our business.

We may incur employment related and other claims that could materially harm our business.

We employ individuals on a temporary basis and places them in our customers' workplaces. We have minimal control over our customers' workplace environments. As the employer of record of these temporary workers, we incur a risk of liability for various workplace events, including claims for personal injury, wage and hour requirements, discrimination or harassment, and other actions or inactions of our temporary workers. In addition, some or all of these claims may give rise to litigation including class action litigation. Although we currently believe resolving all of these matters, individually or in the aggregate, will not have a material adverse impact on our financial statements, the litigation and other claims are subject to inherent uncertainties and our view of these matters may change in the future. A material adverse impact on our financial statements also could occur for the period in which the effect of an unfavorable final outcome becomes probable and can be reasonably estimated.

We cannot be certain that our insurance will be sufficient in amount or scope to cover all claims that may be asserted against us. Should the ultimate judgments or settlements exceed our insurance coverage, they could have a material effect on our business. We cannot be certain we will be able to obtain appropriate types or levels of insurance in the future, that adequate replacement policies will be available on acceptable terms, if at all, or that the companies from which we have obtained insurance will be able to pay claims we make under such policies.

We are dependent on workers' compensation insurance coverage at commercially reasonable terms.

We provides workers' compensation insurance for our temporary workers. Our workers' compensation insurance policies are renewed annually. We cannot be certain that we will be able to obtain appropriate types or levels of insurance in the future or that adequate replacement policies will be available on acceptable terms, if at all. The loss of our workers' compensation insurance coverage would prevent us from doing business in the majority of our markets. Further, we cannot be certain that our current and former insurance carriers will be able to pay claims that we make under such policies. These additional sources of capital may not be available on commercially reasonable terms, or at all.

We operate in a highly competitive business and may be unable to retain customers or market share

The staffing services business is highly competitive and the barriers to entry are low. There are new competitors entering the market which may increase pricing pressures. In addition, long-term contracts form only a small portion of our revenue. Therefore, there can be no assurance that we will be able to retain customers or market share in the future. Nor can there be any assurance that we will, in light of competitive pressures, be able to remain profitable or, if profitable, maintain our current profit margins.

Our results of operations could materially deteriorate if we fail to attract, develop and retain qualified employees.

Our performance is dependent on attracting and retaining qualified employees who are able to meet the needs of our customers. We believe our competitive advantage is providing unique solutions for each individual customer, which requires us to have highly trained and engaged employees. Our success depends upon our ability to attract, develop and retain a sufficient number of qualified employees, including management, sales, recruiting, service and administrative personnel. The turnover rate in the staffing industry is high, and qualified individuals of the requisite caliber and number needed to fill these positions may be in short supply. Our inability to recruit a sufficient number of qualified individuals may delay or affect the speed of our planned growth or strategy change. Delayed expansion, significant increases in employee turnover rates or significant increases in labor costs could have a material adverse effect on our business, financial condition and results of operations.

Risks Associated with our Securities

A significant number of additional shares of our common stock may be issued upon the exercise or conversion of existing securities, which issuances would substantially dilute existing stockholders and may depress the market price of our common stock.

As of September 30, 2015, we had outstanding shares of Series A, Series A-1, and Series D preferred stock convertible into an aggregate of 733,364,414 shares of common stock, outstanding warrants for the purchase of securities equivalent to 40,141,799 shares of common stock, and a note payable convertible into 200,000 shares of common stock. The Series D shares are automatically convertible at a rate of 400 shares of common stock on a pre-reverse-split basis (the equivalent of 20 shares of common stock after the effect of the 1-for-20 reverse stock split) for each preferred stock only upon (a) a sufficient increase in the authorized common shares and (b) the implementation of a 1-for-20 reverse split of the common shares. The issuance of these shares of common stock will substantially dilute the proportionate ownership and voting power of existing stockholders, and their issuance, or the possibility of their issuance, may depress the market price of our common stock.

We pay no dividends.

We have never paid cash dividends in the past, and currently do not intend to pay any cash dividends in the foreseeable future.

There is, at present, only a limited market for our common stock and there is no assurance that an active trading market for our common stock will develop.

Although our common stock is quoted on the OTC Pink marketplace from time to time, the market for our common stock is extremely limited.  In addition, although there have been market makers in our securities, we cannot assure that these market makers will continue to make a market in our securities or that other factors outside of our control will not cause them to stop market making in our securities.  Making a market in securities involves maintaining bid and ask quotations and being able to effect transactions in reasonable quantities at those quoted prices, subject to various securities laws and other regulatory requirements. Furthermore, the development and maintenance of a public trading market depends upon the existence of willing buyers and sellers, the presence of which is not within our control or that of any market maker. Market makers are not required to maintain a continuous two-sided market, are required to honor firm quotations for only a limited number of shares, and are free to withdraw firm quotations at any time. Even with a market maker, factors such as our past losses from operations and the small size of our company mean that there can be no assurance of an active and liquid market for our securities developing in the foreseeable future. Even if a market develops, we cannot assure that a market will continue, or that shareholders will be able to resell their securities at any price.

Since our common stock is classified as “penny stock,” the restrictions of the SEC’s penny stock regulations may result in less liquidity for our common stock.

The Securities and Exchange Commission (“SEC”) has adopted regulations which define a “penny stock” to be any equity security that has a market price (as therein defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transactions involving a penny stock, unless exempt, the rules require the delivery, prior to any transaction involving a penny stock by a retail customer, of a disclosure schedule prepared by the SEC relating to the penny stock market.  Disclosure is also required to be made about commissions payable to both the broker/dealer and the registered representative and current quotations for the securities.  Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.  Because the market price for shares of our common stock is less than $5.00, and we do not satisfy any of the exceptions to the SEC’s definition of penny stock, our common stock is classified as a penny stock.  As a result of the penny stock restrictions, brokers or potential investors may be reluctant to trade in our securities, which may result in less liquidity for our common stock.

Shareholders who hold unregistered shares of our common stock are subject to resale restrictions pursuant to Rule 144.

Pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations and either no or nominal assets, assets consisting solely of cash and cash equivalents or assets consisting of any amount of cash and cash equivalents and nominal other assets. We previously were a “shell company” pursuant to Rule 144, and, as such, sales of our securities pursuant to Rule 144 cannot be made unless, among other things, we continue to remain subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we file all of our required periodic reports with the SEC under the Exchange Act. Because our unregistered securities cannot be sold pursuant to Rule 144 unless we continue to meet such requirements, any unregistered securities we sell in the future or issue to consultants or employees, in consideration for services rendered or for any other purpose, will have no liquidity unless we continue to comply with such requirements. As a result, it may be more difficult for us to obtain financing to fund our operations and pay our consultants and employees with our securities instead of cash.

The Lateral Redemption Rights Agreement (a) could result in the dilution of existing ownership interests and significant cash payments to redeem Lateral’s preferred stock interests; and (b) imposes restrictions on the Company’s ability to undertake certain transactions.

In connection with the Lateral credit agreement, the Company issued 555,344 shares of Series F preferred stock to Lateral.  The Company and Lateral also entered into a Registration Rights agreement in connection with the issuance of these shares, pursuant to which the Company must file a registration statement with the SEC, with respect to the shares. In addition, the Company and Lateral entered into a Redemption Rights Agreement whereby Lateral may request redemption of some or all of its Series F preferred stock at any time after October 28, 2017, subject to the Company (a) meeting certain minimum capitalization and EBITDA requirements; and (b) being able to continue as a going concern on a post-redemption basis.  The redemption price per share is variable and equals 10 (ten) times the last twelve months EBITDA, multiplied by the Lateral fully-diluted ownership percentage and then divided by the Lateral Series F preferred stock shares outstanding.  In addition, Lateral was granted anti-dilution rights which permit it to receive additional equity securities to maintain its fully-diluted ownership interest to the extent that the Company issues equity securities to third parties, up to a maximum of $5,000,000. Furthermore, so long as Lateral maintains a fully-diluted ownership interest of 10% or more, the Company may not without Lateral’s consent (a) enter into new indebtedness exceeding $400,000; (b) undertake a Major Transaction Event (as defined); or (c) terminate or replace its Chief Executive Officer.

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 2. Properties.

On December 1, 2015, our executive offices were relocated to 999 Vanderbilt Beach Road, Suite 601, Naples, Florida, 34108 and our telephone number is (877) 878-8136. Our subsidiaries lease one additional office/warehouse facility, as well as two additional office locations in the United States and Ireland. The old Naples, FL office lease expired on October 31, 2015. Our current lease expires November 30, 2022 and the square footage increase from 3,310 square feet to 5,377 square feet. The Washington State warehouse lease expired September 22, 2015 and was renewed on November 1, 2015. The square footage decreased from 7,669 to 4,000 square feet. This lease expires in October 2016. The Indianapolis, IN office lease expired on December 31, 2015 and was renewed on January 1, 2016. This lease expires on January 1, 2019 and the square footage is still 4,000 square feet.

Our subsidiaries each maintain separate websites including www.ftenetworkservices.com and www.fvpworx.com. The table below summarizes our leased properties:

		Square	Lease	Monthly
Location:	Usage	Footage	End Date	Obligation
Naples, FL	Office	5,377	11/30/2022	$10,978
Marysville, WA	Warehouse	4,000	10/31/2016	$3,000
Indianapolis, IN	Office	4,000	12/31/2018	$2,700

ITEM 3. Legal Proceedings.

We are involved in litigation claims arising in the ordinary course of business, including:

Roadsafe Traffic Systems, Inc. v. Focus Fiber Solutions, LLC, et al vs. Zayo Group.

Complaint filed February 10, 2014 in the State of Arizona, Maricopa County, Docket No.: CV2014-090231.

Plaintiff Roadsafe Traffic Systems, Inc., a services vendor, made breach of contract and other claims against defendants Focus Fiber Solutions, LLC, and Zayo Bandwidth, LLC.

Relief sought is approximately $139,932.

This claim is subject to indemnification from ProFiber Solutions, LLC and MDT Labor, LLC under the Asset Purchase Agreement and related documents dated June 19, 2013.

Enterprise FM Trust v. Focus Venture Partners, Inc., et al,

Complaint filed December 12, 2013, District Court of Tulsa, Oklahoma, Docket No. CJ 2013-05647.

Plaintiff Enterprise FM Trust, a vendor, made breach of contract claims against Defendant Focus Venture Partners, Inc.

Primary relief sought approximately $118,869 in principal. Consent judgment against Focus Venture Partners, Inc. in the amount of $153,043.

This claim is subject to indemnification from ProFiber Solutions, LLC and MDT Labor, LLC under the Asset Purchase Agreement and related documents dated June 19, 2013.

EAN Services, LLC v. Focus Fiber Solutions, LLC, et al,

Complaint filed December 4, 2013 District Court of Tulsa, Oklahoma, Docket No. CJ 2013-05529.

Plaintiff Enterprise FM Trust, a vendor, made breach of contract claims against Defendant Focus Fiber Solutions, LLC.

Primary relief sought is approximately $819,425 in principal. Consent judgment against Focus Fiber Solutions, LLC in the amount of $1,042,796.

This claim is subject to indemnification from ProFiber Solutions, LLC and MDT Labor, LLC under the Asset Purchase Agreement and related documents dated June 19, 2013. See FTE Networks, Inc., et al v. ProFiber Solutions, LLC, MDT Labor, LLC et al.

FTE Networks, Inc., et al v. ProFiber Solutions, LLC, MDT Labor, LLC et al

Praecipe to Issue Writ of Summons filed June 18, 2015, Commonwealth of Pennsylvania, Philadelphia County, CCP June 2015 Term, Case No. 00255.

Plaintiffs FTE Networks, Inc., formerly d/b/a Beacon Enterprise Solutions Group, LLC, Focus Fiber Solutions, LLC, Jus-Com, Inc., Focus Wireless, LLC, Optos Capital Partners, LLC, and Focus Venture Partners, Inc. filed against ProFiber Solutions, LLC, MDT Labor, LLC, and others for various matters relating to indemnification including but not limited to the following cases: Roadsafe Traffic Systems, Inc. v. Focus Fiber Solutions, LLC, et al vs. Zayo Group, Enterprise FM Trust v. Focus Venture Partners, Inc., et al, and EAN Services, LLC v. Focus Fiber Solutions, LLC, et al and Primus Electric Corporation v. Focus Fiber Solutions, LLC.

Michael Martin and Paris Arey vs. Beacon Enterprise Solutions Group, Inc. and MDT Labor, LLC, et al.

Complaint filed October 19, 2012 (amended November 6, 2013) in Jefferson Circuit County, Kentucky Circuit, Docket No. 12CI-05572.

Plaintiffs Michael L. Martin and Paris G. Arey are former employees of Beacon Enterprise Solutions Group, Inc. and MDT Labor, LLC d/b/a MDT Technical. Bruce Widener, and Michael Traina, former officers of said companies, are also defendants. Plaintiffs’ claims are primarily for severance and change in control bonuses under certain employment agreements. The case is being defended by the Company’s D&O insurance carrier, with reservations.

Primary relief sought: $190,000 under the severance claims and $380,000 under the change of control claims. Settled November 2015: $150,000 cash, $250,000 Note, 512,000 Shares of Common Stock.

Shorewood Packaging, LLC v. Optos Capital Partners, LLC.

Complaint filed October 2, 2013 in Superior Court of New Jersey, Law Division, Bergen County, Docket No. BER-L-7469-13.

Plaintiff Shorewood Packaging, LLC is a landlord for a commercial property located in New Jersey with claims for damages against Optos Capital Partners, LLC, the guarantor for tenant, Focus Wireless, LLC, relative to a breach of lease agreement.

Primary relief sought approximately $280,000. Settled: October 2015: $75,000.

ITEM 4. Mine Safety Disclosures.

None.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our shares were quoted on the OTC Pink Sheets, under the symbol “BEAC” through March 17, 2014 and under the symbol “FTNW” thereafter, until August 20, 2014, when the U.S. Securities and Exchange Commission (the “SEC”) suspended trading of our securities, because we failed to comply with certain reporting requirements outlined in the Securities Exchange Act of 1934. Subsequently, the SEC issued an Order that the registration of each class of the Company’s securities registered pursuant to Exchange Act Section 12 be revoked pursuant to Section 12(j) of the Exchange Act, effective September 12, 2014. Subsequent to the foregoing, our common stock was not listed, traded or quoted on any national stock exchange or on the OTC Markets.

On May 16, 2015, our registration statement on Form 10 became effective and on December 10, 2015, our common stock resumed trading on the OTC Pink marketplace.

The following table sets for the range of high and low bid information for our common stock for the periods indicated. Such over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. Note that our common stock did not trade during fiscal 2015.

	Price Range
	Low	High
Year ended September 30, 2014
First quarter (October 1 to December 31, 2013)	$0.01	$0.03
Second quarter (January 1 to March 31, 2014)	$0.02	$0.03
Third quarter (April 1 to June 30, 2014)	$0.02	$0.03
Fourth quarter (July 1 to September 30, 2014)	$0.03	$0.04

Year ended September 30, 2015
First quarter (October 1 to December 31, 2014)	N.A.	N.A.
Second quarter (January 1 to March 31, 2015)	N.A.	N.A.
Third quarter (April 1 to June 30, 2015)	N.A.	N.A.
Fourth quarter (July 1 to September 30, 2015)	N.A.	N.A.

Stockholders

There were 287 holders of record of our common stock as of January 8, 2016.

Dividends

We have not declared or paid any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. We plan to retain any future earnings for use in our business operations. Any decisions as to future payments of cash dividends will depend on our earnings and financial position and such other factors as the Board deems relevant.

Recent Sales of Unregistered Securities

During the fourth quarter of fiscal 2015, the Company issued 118,332 shares of Series D preferred stock valued at $473,328 to vendors and others, as compensation, in recognition of favorable payments terms that were extended to the Company,

The Series D preferred shares issued as described above were not registered under the Securities Act of 1933, as amended (the “Securities Act”) in reliance upon the exemption from registration provided by Section 4(2) of that Act and Regulation D promulgated thereunder, which exempts transactions by an issuer not involving any public offering. These securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. Certificates representing these securities contain a legend stating the same.

Issuer Purchases of Equity Securities

During the quarter ended September 30, 2015, there were no purchases of our equity by us or any “affiliated purchaser”.

ITEM 6. Selected Financial Data.

FTE Networks, Inc. is a “smaller reporting company” as defined by Regulation S-K and as such, is not required to provide the information contained in this item pursuant to Regulation S-K.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a U.S. based provider of international and regional telecommunications and technology systems, specializing in the design, engineering, installation, construction and maintenance of telecommunications and technology networks and infrastructure. We also offer managed information technology, telecommunications services, subscriber based services and staffing solutions through our wholly owned subsidiaries:

•	JusCom, Inc., (dba FTE Network Services) specializes in the design, engineering, installation, and maintenance of all forms of telecommunications infrastructure. Services including engineering consulting, design, installation, maintenance and emergency response in various categories including cabling, rack and stack, equipment installation and configuration, wiring build-outs, infrastructure build-outs, DC power installation, OSP/ISP fiber placement, fiber cable splicing and fiber testing.

•	FTE Wireless, LLC, offers wireless solutions to major wireless carriers including equipment installation, fiber backhaul, antennae installation and testing, small cell solutions, fiber-to-site and other turnkey solutions as needed by the clients.

•	Focus Venture Partners, Inc. (dba FVP Worx) is a multifaceted employment firm offering full service staffing solutions, specializing in telecommunications, technology and construction services industries.

Recent Business Developments

On November 3, 2015, the Company entered into a credit agreement, dated October 28, 2015 (the “Agreement”), pursuant to which the Company received $8 million in term loans from Lateral Investment Management (“Lateral”). A portion of the proceeds was used to extinguish an aggregate principal amount of approximately $3.5 million of Senior Secured Promissory Notes, pursuant to a tender offer. The noteholders who tendered their notes received the tender offer consideration of $0.50 per $1 principal amount of the Notes from the proceeds from the term loan, and all interest payable on the notes was forgiven.  The Company expects to recognize approximately a $3.5 million gain related to the extinguishment of the Senior Secured Promissory Notes.  In connection with the agreement, the Company issued 555,344 shares of Series F preferred stock to Lateral.  The Company and Lateral also entered into a Registration Rights agreement in connection with the issuance of these shares, pursuant to which the Company must file a registration statement with the SEC, with respect to the shares.  Lateral may request redemption of some or all of its Series F preferred stock any time after October 28, 2017, subject to the Company (a) meeting certain minimum capitalization and EBITDA requirements; and (b) being able to continue as a going concern on a post-redemption basis.  The redemption price per share is variable and equals 10 (ten) times the last twelve months EBITDA, multiplied by the Lateral fully-diluted ownership percentage and then divided by the Lateral Series F preferred stock shares outstanding.  In addition, Lateral was granted anti-dilution rights which permit it to receive additional equity securities to maintain its fully-diluted ownership interest to the extent that the Company issues equity securities to third parties, up to a maximum of $5,000,000. Furthermore, so long as Lateral maintains a fully-diluted ownership interest of 10% or more, the Company may not without Lateral’s consent (a) enter into new indebtedness exceeding $400,000; (b) undertake a Major Transaction Event (as defined); or (c) terminate or replace its Chief Executive Officer.  In connection with the new credit facility, the Company cancelled one of its factoring agreements and didn’t renew the other factoring agreement.

During 2015, the Company accumulated approximately $1.5 million of unpaid payroll tax liabilities related to its staffing segment and has accrued an additional $0.3 million of related penalties and interest.

During fiscal 2015, FTE Networks began the formation of its Business Development team with the addition of Carli Ancor as Chief Marketing Officer. The efforts of the business development team have added new clients and business to the work mix, providing client diversification and opening up new geographies domestically.

Our staffing segment began generating revenues during fiscal 2015, and continues to add new revenue with steady growth.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments are based on historical information, information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. Our most significant estimates relate to our allowances for receivables and deferred tax assets, plus the valuation of equity issuances.

Revenue and Cost of Goods Sold Recognition

Generally, including the staffing business, revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price to the buyer is fixed or determinable, and (4) collectability is reasonably assured.

Due to the short term nature of our construction contracts, revenue is recognized once 100% of a contract segment is completed. A contract may have many segments, of which, once a segment is completed; the revenue for the segment is recognized and no further obligation exists. The Network’s construction contracts or segments of contracts typically can range from several days to two to four months. Contract costs may be billed as incurred. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs. Selling, general and administrative costs are charged to expense as incurred. We begin recognizing revenue on a project as project costs are incurred and revenue recognition criteria are met.

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

Valuation of Long-lived Assets

We evaluate our long-lived assets for impairment in accordance with related accounting standards. Assets to be held and used (including projects under development as well as property and equipment), are reviewed for impairment whenever indicators of impairment exist. If an indicator of impairment exists, we first group our assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the “asset group”). Secondly, we estimate the undiscounted future cash flows that are directly associated with and expected to arise from the completion, use and eventual disposition of such asset group. We estimate the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs. There were no impairments during the periods presented.

Income Taxes

We record income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carryforwards. Accounting standards regarding income taxes requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed at each reporting period based on a more-likely-than-not realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.

Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Accounting standards regarding uncertainty in income taxes provides a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely, based solely on the technical merits, of being sustained on examinations. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

Fair Value of Financial Instruments

We base our fair value determinations of the carrying value of financial assets and liabilities on an evaluation of their particular facts and circumstances and valuation techniques that require judgments and estimates. Valuation techniques used to measure fair value maximize the use of relevant observable inputs and minimize the use of unobservable inputs. The fair value hierarchy gives the highest priority to observable inputs such as quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the valuation technique.

The carrying amounts reflected in the combined balance sheets for cash, accounts receivable, accounts payable and accrued liabilities, and promissory notes approximate the respective fair value due to the short maturities of these items.

Segment Reporting

We operate in the telecommunications infrastructure services industry and, effective May 8, 2014, entered the staffing industry. The following table summarizes financial information regarding our business segments during the year ended September 30, 2015. The staffing segment was in the development stage during the year ended September 30, 2014 and generated negligible revenues and expenses during that period.

	For the Year Ended
	September 30, 2015
	Telecommunications	Staffing	Consolidated

Revenues	$8,722,147	$5,666,535	$14,388,682
(Loss) Income from Operations	$(1,657,238)	$50,417	$(1,606,821)

Discussion of Operating Results, Years Ended September 30, 2015 and 2014.

Overview

We reported a consolidated net loss attributable to common shareholders of $3,634,475 for the year ended September 30, 2015, as compared to net income attributable to common shareholders of $435,957 for the year ended September 30, 2014, reflecting a decrease in net income of $4,070,432. The decrease in net income resulted from the decrease in gross profit of $1,094,247, primarily due to the loss of a major client, and an increase in other expense of $3,311,311, as described below.

Revenues and Gross Profit

We had overall revenues of $14.4 million for the year ended September 30, 2015, as compared to revenues of $16.9 million for the year ended September 30, 2014, resulting in a decrease of $2.5 million, or 15%. Decreases in telecommunication revenues of approximately $8.2 million were partially offset by $5.7 million of staffing revenues generated during the year ended September 30, 2015. The decrease in telecommunication revenues was primarily related to the loss of our largest, but low margin, customer in our telecommunication segment which provided revenues of approximately $12.3 million during 2014, partially offset by increases in revenues provided by several of our smaller, but higher margin, customers. Due to the fact that the majority of our revenues are non-recurring, project-based revenues, it is not unusual for there to be significant period-to-period shifts in customer concentrations. (See “Customer Relationships” on page 9, above.) The increase in staffing revenues was primarily a result of the incorporation a significant new customer which provided revenues of approximately $5.3 million during 2015. In addition, significant new telecommunication opportunities were not pursued during the 2015 period as the Company continued to work through multiple options for new debt and equity financing to fund the startup of such opportunities.

Our gross profit for the year ended September 30, 2015 and 2014 was $3,316,602 and $4,410,849, respectively, representing a decrease of $1,094,247 or 25%, resulting from reduced revenues resulting from the loss of a major client, and a shift in revenue mix from the telecommunications segment to the staffing segment as discussed above, which generates lower margins. In fiscal 2015, gross profits for the telecommunication and staffing segments were $2.7 million and $0.6 million 31% and 11% of segment revenues, respectively. In Fiscal 2014 gross profit from the telecommunication segment was $4.4 million or 26% if revenues. The staffing segment was in the development phase during 2014 and reported negligible revenues and gross profit during the period.

Operating Expenses

We reported operating expenses of $4,923,423 and $5,258,549 for the years ended September 30, 2015 and 2014, respectively, (including non-cash expenses of $865,745 and $907,850, respectively), reflecting a decrease of $335,126 or 6%. The decrease in operating expenses was primarily due to a reduction in compensation expense of $1,454,550 or 44%, resulting from a significant decrease in the number of field employees, as well as a reduction in transaction expenses of $219,475 or 83% due to less due diligences fees during 2015. These reductions were partially offset by increases in selling, general and administrative expenses of $1,219,019 or 103%, due to accounting, audit, and financial services expenses incurred in order to complete a two-year audit and prepare the registration statement on Form 10, as well as increased selling and business development costs related to the formation of a business development team (see Recent Business Developments, above).

Operating Loss

The operating loss increased by $759,121, from a loss of $847,700 for the year ended September 30, 2014 to a loss of $1,606,821 for the year ended September 30, 2015. The change in operating loss is principally related to the reduction in gross profit.

Other (Expense) Income

Other expense was $1,948,093 for the year ended September 30, 2015, as compared to other income of $1,363,218 for the year ended September 30, 2014. The unfavorable variance is partly due to a one-time gain on the forgiveness of debt of $2,748,158 related to the cancellation of a term loan agreement that was recorded during the year ended September 30, 2014, which did not recur in 2015. Also, during the year ended September 30, 2015 we recognized forbearance incentive expense of $101,156 resulting from the issuance of 5,115,562 shares of the Company’s common stock and 12,500 shares of the Company’s preferred stock in consideration for forbearance on notes payable, plus we recognized other expense of $538,861 primarily related to litigation expenses.

Liquidity and Capital Resources

Overview

As of September 30, 2015, the Company had an accumulated deficit of approximately $13.4 million and a working capital deficiency of approximately $6.4 million, which includes approximately $1.8 million of liabilities for unpaid payroll taxes and the related penalties and interest. In addition, during the year ended September 30, 2015, the Company used approximately $64,000 of cash in operating activities.  As a result, the Company needed to regularly monitor its liquidity situation.

Subsequent to September 30, 2015, we entered into an $8 million senior secured credit facility of which (a) $1.8 million was utilized to extinguish $3.5 million of senior secured debt and $1.8 million of related accrued interest; and (b) $3.0 million was deposited into a restricted Company bank account which requires the credit provider’s approval to utilize. Management's plans are to enter into an installment plan with the IRS for the payment of its unpaid payroll taxes and to continue to raise additional funds through the sales of debt or equity securities, until such time that operations generate sufficient cash to sustain operations.

There is no assurance that additional financing will be available when needed or that management will be able to obtain and close financing on terms acceptable to the Company, enter into an acceptable installment plan with the IRS or whether the Company will become more profitable and generate sufficient positive operating cash flow. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Accounts Receivable Considerations

Accounts receivable billed to customers for construction contracts are generally billed based upon the terms of a master services agreement or similar agreement (the “MSA”), which allows the customer to award a large construction contract, which can span a period of several years, in segments (or subprojects), with each segment representing a portion of the project that can be started and completed within several weeks or less. The MSA may contain provisions for retention to allow for the payment of a portion of billings to be withheld by the customer until the entire construction project has been completed and all necessary approvals are obtained. The related receivable is known as a Retainage Receivable. Retainage Receivables represent the portion of revenues earned by us for work performed, but held for payment by our customer as a form of security until other portions of the related contracts have received final acceptance and approval.

During 2015, the average collection period for our accounts receivable increased, as we lengthened payment terms, by granting payment terms of up to 60 to 75 days for our largest customers, and collections slowed as we transitioned from lower margin to higher margin customers. Retainage balances decreased from $1,053,451 at September 30, 2014 to $19,809 at September 30, 2015. Retainage balances are generally collected within three to nine months after the related contracts have received final acceptance and approval, depending on the time required for the customer to process the final project documentation. Our allowance for uncollectible receivables is management’s best estimate of uncollectible amounts; further, the allowance for uncollectible receivables at September 30, 2015 and 2014 was established with the benefit of hindsight and a retrospective review by management after the first quarter of the following year, and uncollectible accounts which would have previously been reserved for were written off.

Notes Payable Considerations

The Company suspended payments to the Senior Secured Note holders pending the completion of the anticipated refinancing described in the first paragraph of this section. The holders of an aggregate $3.5 million of Senior Secured Notes (the “Senior Secured Noteholders”) entered into forbearance agreements (the “Forbearance Agreements”) in April 2013 that allowed the Company to temporarily suspend debt service payments (no required payments of principal or interest), and to obtain the Senior Secured Noteholders’ waiver of any “Event of Default” arising out of the Company’s failure to make payments originally scheduled under the terms of the notes. During April 2015, the Company granted 5,115,562 shares of its common stock to the Senior Secured Noteholders as an incentive for executing the Amended Forbearance Agreements on their respective notes. Pursuant to the terms of the Amended Forbearance Agreements, a portion of the proceeds of the contemplated financing is expected to be used to make principal payments to the Noteholders. All Senior Secured Note holders have executed the aforementioned Amended Forbearance Agreements. Subsequent to September 30, 2015, as discussed above, the Senior Secured Notes were extinguished.

The Company suspended payments to two non-senior secured note holders pending the closing of the senior secured credit facility described above. The holders of these notes, totaling $709,000, entered into forbearance and modification agreements substantially the same as the agreements and amendments with the Senior Secured Noteholders. The Company also suspended payments on all unsecured notes payable totaling $734,574 pending the closing of the senior secured credit facility described above. The Company’s inability to service these debts and the default arising out of the Company’s failure to make payments originally scheduled under the terms of these notes has had no material impact on the operations of the Company. To date, the unsecured note holders have not taken any action to demand payment; however, there can be no assurance that these note holders will not take action for immediate payment of these notes in the future. The Company continued to service those notes payable that are secured by specific assets under the financing  agreements entered into by the Company at the time those specific assets were purchased.

Lateral Redemption Rights Agreement Considerations

In connection with the Lateral credit agreement, the Company issued 555,344 shares of Series F preferred stock to Lateral.  The Company and Lateral also entered into a Registration Rights agreement in connection with the issuance of these shares, pursuant to which the Company must file a registration statement with the SEC, with respect to the shares. In addition, the Company and Lateral entered into a Redemption Rights Agreement whereby Lateral may request redemption of some or all of its Series F preferred stock at any time after October 28, 2017, subject to the Company (a) meeting certain minimum capitalization and EBITDA requirements; and (b) being able to continue as a going concern on a post-redemption basis.  The redemption price per share is variable and equals 10 (ten) times the last twelve months EBITDA, multiplied by the Lateral fully-diluted ownership percentage and then divided by the Lateral Series F preferred stock shares outstanding.  In addition, Lateral was granted anti-dilution rights which permit it to receive additional equity securities to maintain its fully-diluted ownership interest to the extent that the Company issues equity securities to third parties, up to a maximum of $5,000,000. Furthermore, so long as Lateral maintains a fully-diluted ownership interest of 10% or more, the Company may not without Lateral’s consent (a) enter into new indebtedness exceeding $400,000; (b) undertake a Major Transaction Event (as defined); or (c) terminate or replace its Chief Executive Officer.

Cash Flows for the Years Ended September 30, 2015 and 2014

Cash Used by Operating Activities

Net cash used in operating activities was approximately $64,000 during the year ended September 30, 2015 as compared to cash used in operating activities of approximately $2.1 million during the year ended September 30, 2014. For the year ended September 30, 2015, cash used in operating activities was primarily attributable to the net loss of $3,554,914 adjusted for net non-cash expenses of $1,092,289, and for non-cash income for gain on settlement of lease termination costs of $226,544, partially offset by $2,624,777 of cash provided by changes in the levels of operating assets and liabilities. For the year ended September 30, 2014, cash used by operating activities was primarily attributable to net income of $515,518, plus non-cash expenses of $907,850 and reduced for non-cash income for gain on forgiveness of debt of $2,748,158, partially offset by $769,205 of cash used by changes in the levels of operating assets and liabilities.

Cash Used by Investing Activities

We used $125,573 of cash in investing activities during the year ended September 30, 2015, as compared to using $19,915 of cash in investing activities during the prior year. Cash used in investing activities was primarily related to purchases of property and equipment.

Cash Provided by Financing Activities

Cash provided by financing activities was $396,451 during the year ended September 30, 2015, as compared to cash provided by financing activities of approximately $2.1 million during the year ended September 30, 2014. During the year ended September 30, 2015, $660,000 of proceeds on the repayment of our subscription receivable, $430,683 of cash proceeds from the sale of preferred stock and $183,538 of cash advances received from related parties was partially offset by $383,682 of net payments on our factor lines of credit, $354,088 of payments on our notes payable and $140,000 of payments of deferred financing cost. During the year ended September 30, 2014, we received cash proceeds of $984,236 from our factor lines of credit, $889,436 from the issuance of notes payable and $613,600 of proceeds from the issuance of preferred stock, partially offset by payments on notes payable of $404,862.

Off Balance Sheet Arrangements

None.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.

FTE Networks, Inc. is a “smaller reporting company” as defined by Regulations S-K and as such, is not required to provide the information contained in this item pursuant to Regulation S-K.

ITEM 8. Financial Statements and Supplementary Data.

The financial statements required to be included in this Annual Report on Form 10-K appear immediately following the signature page to this Annual Report on Form 10-K beginning on page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Principal Executive and Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles.

In connection with the preparation of this Annual Report, management, with the participation of our Principal Executive and Financial Officers, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officers concluded that, as of September 30, 2015, our disclosure controls and procedures were not effective.

Management’s Assessment of Internal Control Over Financial Reporting

 The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”) for the Company. Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2015. The framework used by management in making that assessment was the criteria set forth in the document entitled “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of September 30, 2015 and that material weaknesses in ICFR existed as more fully described below.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCOAB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of September 30, 2015 our internal controls over financial reporting were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ended September 30, 2015. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.
2.	We do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.
3.	We do not have personnel with sufficient experience with United States generally accepted accounting principles to address complex transactions.
4.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.
5.	We have determined that oversight over our external financial reporting and internal control over our financial reporting by our audit committee is ineffective. The audit committee has not provided adequate review of the Company’s SEC’s filings and consolidated financial statements and has not provided adequate supervision and review of the Company’s accounting personnel or oversight of the independent registered accounting firm’s audit of the Company’s consolidated financial statement. The audit committee does not have any members that are non-executive directors or audit committee financial experts.

We have taken steps to remediate some of the weaknesses described above, including by engaging a financing consultant with expertise in accounting for complex transactions. We intend to continue to address these weaknesses as resources permit.

Notwithstanding the assessment that our ICFR was not effective and that there are material weaknesses as identified herein, we believe that our consolidated financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm as we are a smaller reporting company and are not required to provide the report.

 Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2015, there were no changes in our internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. Other Information.

None.

PART III

ITEM 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance.

The following table sets forth information regarding the members of our Board and our executive officers.

Name	Age	Position
Michael Palleschi	40	Chief Executive Officer and Chairman of the Board
David Lethem	56	Chief Financial Officer
John Klumpp	58	Chief Strategy Officer and Director
John Wood	61	Chief Operating Officer
Carlie Ancor	44	Chief Marketing Officer

Set forth below is a biographical description of each of our directors and senior executive officers based on information supplied by each of them. There are no family relationships between any of our directors or executive officers.

Michael Palleschi, Chief Executive Officer; Chairman of the Board of Directors

Mr. Michael Palleschi currently serves as the Chief Executive Officer and Chairman of the Board of Directors of FTE Networks since being appointed in January 2014. Mr. Palleschi has over 16 years of experience in the telecom industry and in his current position as CEO, he is taking a hands on approach of overseeing day-to-day operation for all core business structures. Responsibilities include supervising the managerial team, ensuring project efficiency from on-boarding to completion, maintaining corporate communication, new business development, office advancement, vendor and client relations, corporate compliance continuance, procurement and contracts, and operations budget management.

As a customer focused and results driven executive, he has a proven talent for harnessing cutting-edge technology to strengthen corporate systems and maximize operations. He is an established business cultivator that has aggressive experience in managing small to large firms, through the period of company launch to multi-million dollar success and has done so in highly technical fields. With his expert knowledge in developing and delivering communications networks, he has maintained a reputable record of aligning corporate processes with the company growth strategy.  His core competency is based on streamlining operations, improving service-delivery efficiency and enhancing the bottom line. Being a decisive, results-driven project and program leader he has remained committed to reducing costs and increasing ROI through constant technical innovation.

Mr. Palleschi joined FTE Networks in October, 2010 where he served as COO of Focus Venture Partners, which featured investments in growing telecom companies including Focus Fiber Solutions, Jus-Com and Townsend Careers. Prior to Focus Venture Partners, from June 2007 until 2010, he was the Director of Infrastructure Services for South Florida facilities based Telecommunications Company start up. From 2000 to 2007, he held several Senior Management roles at Level 3 Communications in New York and Georgia. Prior to that, Mr. Palleschi held several Sr. Management/Executive roles at major telecommunications companies such as Qwest Communications and MCI. Mr. Palleschi holds multiple degrees in both Engineering and Business Management. Mr. Palleschi also holds several professional and technical certifications.

David Lethem, Chief Financial Officer

Mr. David Lethem was named Chief Financial Officer of FTE in June 2014.  He is responsible for the financial management of the Company.  Mr. Lethem was originally hired by FTE in April 2014 as VP of Corporate Compliance.

Prior to joining FTE, Mr. Lethem was the Director of Finance and Audit for Audit Management Solutions, Incorporated since November of 2007.  He was directly responsible for the financial, operational, and audit management of both public and private companies during that time, working the banking, telecommunications, mobile marketing, manufacturing, and finance sectors.  Additionally, his experience during that time involved reverse mergers, SEC compliance, international operations, and technical accounting matters.

Mr. Lethem earned his Bachelor of Arts degree at the University of Dubuque, his MBA from California Coast University, and holds his CIA and CRMA from the Institute of Internal Auditors.

John Klumpp, Chief Strategy Officer

Mr. John Klumpp joined FTE Networks as a board member in June 2014 and subsequently joined in an executive role on September 2014 as the Chief Strategy Officer of FTE Networks. Previously Mr. Klumpp served in management roles in operations and technology in the banking industry.   From August 2008 to March 2010, Mr. Klumpp held the position of Chief Information Officer and SVP at Bank of Florida. In this role, Mr. Klumpp led the development of a premier Treasury Management product solution and deliver platform, managed the three bank holding company IT assets and staff, and led the adoption and implementation of cutting edge technologies including VOIP and virtualization. From March 2010 to June 2012 Mr. Klumpp was IT Director and a senior vice president at Florida Community Bank where he led development and integration teams that successfully merged and integrated eight separate bank acquisitions into a single consolidated banking platform in south Florida. From June 2012 to June 2014 Mr. Klumpp was Chief Information Officer and a senior vice present at First Southern Bank, where he led re-engineering efforts for back office operations, architected and implemented upgraded technology platforms, charted and chaired the Information Technology Steering Committee, and championed multiple product enhancements and deployments. His success has been in aligning the corporate strategy with technology and implementing the solutions and platforms that reduce the cost of IT while significantly improving the functionality and reliability of those systems.  Mr. Klumpp has consistently led and managed the implementation of technology infrastructure and front end delivery systems that met all regulatory guidelines, security standards and satisfied customer needs on time and on budget.

Mr. Klumpp’s career in the Florida community banking market is marked by rapid expansion through merger and acquisition activity, process re-engineering, staff leadership, core systems conversions, network design and build out, large scale systems deployments and early adopter in cloud technology. Mr. Klumpp’s success in the corporate environment is his ability to communicate strategy and vision.

Mr. Klumpp received his BA in Finance from the University of Alabama, Birmingham, in 1984 and continued his education at LSU Graduate School of Banking. He was a past board member of the American Diabetes Association, Loan Executive with the United Way and participant in Habitats for Humanity. He currently resides in Naples, FL.

John Wood, Chief Operating Officer; President FTE Network Services

Mr. Wood has served as President of FTE Network Services from October 2013 to present.  Mr. Wood assumed the duties of Chief Operating Officer in December of 2014. With 37 years of experience in the telecom industry, Mr. Wood in using his strong background in communication construction, project management, engineering, and customer relations, has worked with customers to bring cost effective and quality solutions to their business needs. Strong communication skills and personal attention to detail has enabled John to maintain positive relationships with customers and foster growth opportunities. Corporate responsibilities include maintaining profitability, compliance to industry standards and practices, employee retention and training, and organic growth of customer base. Prior to FTE Network Services, Mr. Wood served as Senior Vice President of ID Consulting Solutions, LLC from August 2012 to October 2013. From October 2010 to August 2012, Mr. Wood served as the National Director of Operations for Focus Fiber Solutions, LLC, which became a subsidiary of FTE Networks during his tenure. Prior to that, Mr. Wood served as the Vice President of Construction for JDH Construction from 2008-2010.

Mr. Wood served in the Marine Corps as a Warrant Officer prior to beginning his telecommunications career.

Carlie Ancor, Chief Marketing Officer

Carlie Ancor began his tenure as the Chief Marketing Officer for FTE Networks Inc. in January 2015.  He is responsible for global marketing, product management and the customer experience.

From 2008-2014, Mr. Ancor was managing director at Emerge Technology Solutions for Europe, the Middle East and Africa based in the United Arab Emirates where he was responsible for business development and growth, technology optimization, operational execution and quality of customer experience.  Prior to that, Mr. Ancor was an Executive Vice President for core IP and optical network development at Level 3 Communications in North America and Western Europe.

Board and Board Committees

Our business, property and affairs are managed by or under the direction of the Board of Directors (the “Board”). There are currently two members of the Board: Michael Palleschi (Chairman) and John Klumpp.

The Board has formed the following committees: audit, compensation, and nomination/corporate governance. The Board has adopted charters for all of the committees. All of the members of the Board serve on each of the committees. Currently, the Company has no independent directors or audit committee financial expert.

Code of Ethics

We have adopted a code of ethics to apply to our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. Our code of ethics is attached via reference as set forth under Item 15 herein.

Indemnification of Directors and Officers

Our directors and executive officers are indemnified as provided by the Nevada law and our Bylaws. These provisions state that our directors may cause us to indemnify a director or former director against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, actually and reasonably incurred by him as a result of him acting as a director. The indemnification of costs can include an amount paid to settle an action or satisfy a judgment. Such indemnification is at the discretion of our board of directors and is subject to the Securities and Exchange Commission’s policy regarding indemnification.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, or otherwise. We have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires that reports of beneficial ownership of common stock and changes in such ownership be filed with the Securities and Exchange Commission by Section 16 “reporting persons,” including directors, certain officers, holders of more than 10% of the outstanding common stock and certain trusts of which reporting persons are trustees. We are required to disclose in this Annual Report each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended September 30, 2015. To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 filed with the Securities and Exchange Commission and written representations that no other reports were required, during the fiscal year ended September 30, 2015, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them, except one Form 3 and Form 5 by Michael Palleschi, Chief Executive Officer, and three Form 13-G’s to be filed by TLP Investments LLC, TBK Investments LLC, and 5G Investments LLC.  The information for these Forms has been compiled and will be filed.

ITEM 11. Executive Compensation

Summary Compensation Table

The following table sets for information regarding compensation earned by our named executive officers:

									Non-
									Qualified
								Non-equity	Deferred
						Stock	Stock	Incentive Plan	Compensation	All Other
Name and Principal				Salary	Bonus	Awards	Options	Compensation	Earnings	Compensation		Total
Position		Year		$	$	$	$	$	$	$		$
Michael Palleschi,		2015	(2)	249,864	-	-	-	-	-	-		249,864
Chief Executive Officer		2014		205,641	-	-	-	-	-	-		205,641

John Wood,		2015	(3)	174,289	-	-	-	-	-	-		174,289
President - FTE Network		2014		130,298	-	-	-	-	-	-		130,298
Services & FTE Wireless

John Klumpp,		2015		176,539	-	-	-	-	-	5,000	(1)	181,539
Chief Strategy Officer	(4)	2014		-	-	-	-	-	-	-		-

(1)	Represents $5,000 Director’s fee paid in the first quarter.

(2)	Michael Palleschi’s 2015 total salary includes $28,768 that was unpaid as of September 30, 2015.

(3)	John Wood’s salary was increased from $162,500 to $200,000 per annum in May of 2015.

(4)	John Klumpp was hired as Chief Strategy Officer on October 6, 2014.

Outstanding Equity Awards at Fiscal Year End

As of September 30, 2015, we did not have any equity incentive plan awards outstanding.

Employment Agreements

On October 14, 2013, FTE Networks entered into an employment agreement with John Wood whereby Mr. Wood agreed to serve as our Chief Operating Officer and President of our subsidiary FTE Network Services in consideration of a salary of $162,500 per year, with standard employee insurance and other benefits.  The employment agreement commenced on October 14, 2013 and ends on October 14, 2016, after which it is renewable on a year to year basis, until terminated by either party with 30 days written notice. During May 2015, Mr. Wood’s salary was increased to $200,000 per annum.

On June 2, 2014, FTE Networks entered into an employment agreement with David Lethem whereby Mr. Lethem agreed to serve as our Chief Financial Officer in consideration of a salary of $120,000 per year, with standard employee insurance and other benefits.  The employment agreement commenced on June 2, 2014 and ends on June 2, 2016, after which it is renewable on a year to year basis, until terminated by either party with 30 days written notice.

On June 2, 2014, FTE Networks entered into an employment agreement with John Klumpp whereby Mr. Klumpp agreed to serve as a member of the Board of Directors, and subsequently our Chief Strategy Officer in consideration of a salary of $180,000 per year, with standard employee insurance and other benefits.

On June 13, 2014, FTE Networks entered into an employment agreement with Michael Palleschi whereby Mr. Palleschi agreed to serve as our Chief Executive Officer in consideration of a salary of $250,000 per year, with standard employee insurance and other benefits.  The employment agreement commenced on June 13, 2014 and ends on June 13, 2017, after which it is renewable on a year to year basis, until terminated by either party with 30 days written notice. On October 26, 2015 the employment agreement was amended to extend the term of Mr. Palleschi’s employment through June 13, 2019.

Grants of Plan Based Awards

We did not make any plan based equity or non-equity awards grants to named executives during the years ended September 30, 2015 and 2014.

Option Exercises

There were no options exercised by our named officers during the years ended September 30, 2015 and 2014.

Compensation of Directors

We have no non-executive directors. Director compensation of executive directors is disclosed in the Summary Compensation Table.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of January 8, 2016, certain information concerning beneficial ownership of shares of our common stock with respect to (i) each person known to us to own 5% or more of the outstanding shares of our common stock, (ii) each director of our company, (iii) the executive officers of our company, and (iv) all directors and officers of our company as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock that are currently exercisable or exercisable within 60 days hereof are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

	Common Stock Beneficially Owned (1)			Series D Shares Beneficially Owned (2)		Voting Rights (3)
Name of Beneficial Owner	Shares		%	Shares	%	Shares		%
Directors and Officers
Michael Palleschi, CEO; Chairman of the Board	8,908,900	(4)	19.7%	445,445	24.3%	8,908,900	(4)	10.1%
David Lethem, Chief Financial Officer	-		*	-	*	-		*
John Klumpp, Chief Strategy Officer and Director	-		*	-	*	-		*
John Wood, Chief Operating Officer	-		*	-	*	-		*
Carlie Ancor, Chief Marketing Officer	-		*	-	*	-		*

All Executive Officer and Directors as a group (5 persons)	8,908,900	(4)	19.7%	-	24.3%	8,908,900		10.1%

5% Shareholders
5G Investments, LLC(5)	19,698,360	(5)	30.3%	984,918	53.8%	19,698,360		22.3%
TBK 327 Partners, LLC(6)	6,692,260	(6)	12.9%	334,613	18.3%	6,692,260		7.6%
TLP Investments, LLC(7)	8,908,900	(7)	16.4%	445,445	24.3%	8,908,900		10.1%
Charles Glasgow(8)	5,000,000	(8)	11.0%	-	*	5,000,000		5.7%
Lateral Investment Management(9)	11,231,880	(9)	17.37%	561,594-	30.7%	11,231,880		12.7%

* Less than 1%.

(1)	Based on 45,333,473 shares of our common stock outstanding on September 30, 2015 and, with respect to each individual holder, rights to acquire our common stock exercisable within 60 days of September 30, 2015.

(2)	Each shares of Series D Preferred stock is (a) entitled to vote alongside the common stockholders and has 20 votes; and (b) is convertible into 400 pre-split shares of common stock (equal to 20 shares of common stock on a post-split basis) upon an increase in the number of common shares authorized, and the implementation of a 1-for-20 reverse stock split. The percentage of chares is based upon 1,830,759 of our Series D shares outstanding on September 30, 2015.

(3)	Based on 45,333,473 of our common stock outstanding on September 30, 2015, the voting rights associated with the 500 Series A Preferred shares and 295 Preferred Series A-1 shares, and 1,830,759 Series D Preferred shares outstanding on September 30, 2015.

(4)	Shares attributable to Michael Palleschi are those controlled by TLP Investments, LLC. See note 7 below. This amount consists of 445,445 Series D shares which are convertible into common stock on a 1-for-20 basis.

(5)	The control person of 5G Investments, LLC is Hugh Regan, the president of 5G Management, LLC, who is the holder of 16,000 shares of our common stock. Shares owned by 5G Investments consist of 984,918 shares of our Series D, which are convertible into common stock on a 1-for-20 basis.

(6)	The control person of TBK 327 Partners, LLC is Christopher Ferguson. The address of record for Mr. Ferguson is 1758 Red Hawk Way, Bethlehem, PA 18018. The amount consists of 334,613 Series D shares which are convertible into common shares on a 1-for-20 basis.

(7)	The control person of TLP Investments, LLC is Amber Palleschi. The address of record for Mrs. Palleschi is 1454 Palma Blanca Ct, Naples, FL 34109. The amount consists of 445,445 Series D shares which are convertible into common stock on a 1-for-20 basis.

(8)	Consists of shares of the Company’s common stock.

(9)	Lateral Investment Management was awarded 561,594 preferred shares (163,441 Series D preferred and 398,153 Series F preferred) on October 27, 2015 in conjunction with a credit facility to the Company.

ITEM 13. Certain Relationships and Related Transactions and Director Independence.

The following is a description of transactions during the years ended September 30, 2015 and 2014 in which the transaction involved a material dollar amount and in which any of our directors, executive officers or holders of more than 5% of our common stock and preferred stock on an as-converted basis had or will have a direct or indirect material interest, other than compensation which is described under "Executive Compensation." Management believes the terms obtained or consideration that was paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arms' length transactions:

On January 14, 2014, TBK327 Partners, LLC, an affiliate of FTE under the common control of one of our major shareholders, Christopher Ferguson, entered into a promissory note with us in the principal amount of $177,302. The note accrues interest at 6% per annum, and matures on October 1, 2016. The Company made principal payments of $10,000 during March 2014 and $10,000 during April 2014. No interest has been paid on this note. The outstanding principal balance as of September 30, 2015 is $157,302.

On May 16, 2014, TBK327 Partners, LLC entered into a promissory note with us in the principal amount of $80,000. The note accrues interest at 6% per annum and matures twelve months from the date of issuance. The Company has not made any principal or interest payments on this note to date. The outstanding principal balance on the note as of September 30, 2015 is $80,000.

On December 31, 2013 and May 16, 2014, TLP Investments, which is controlled by the spouse of our chief executive officer, entered into promissory notes with us in the principal amount of $195,500 (the “December Note”) and $50,000 (the “May Note”), respectively. The notes bear interest at 6% per annum and are due twelve months from the date of issuance. During 2014, the Company paid principal and interest on the December Note, in the aggregate, of $30,895 and $4,650, respectively, and paid $4,303 of principal on the May Note. The December Note and the May Note were paid in full during the second quarter of fiscal 2015; there is no principal balance outstanding on these notes as of September 30, 2015.

The Chief Executive Officer personally guaranteed several obligations of the Company during fiscal 2014 and during the first half of 2015. The CEO established a personal credit card account for the purchase of goods and services by FTE. While the credit card balances are reflected in the Company’s books and records, the CEO is personally liable for the payment of the entire amount of the open credit obligation, which has been as high as $30,000 during the guaranty period.  Additionally, we have entered into several secured equipment financing arrangements during 2015 with total obligations of approximately $360,000 as of September 30, 2015 that required the guaranty of a Company officer, which was provided by the CEO.

During 2014, the Company entered into factoring agreements subject to and agreed-upon based, in part, on the guarantees of the Company, and its Chief Executive Officer and the President of FTE Network Services. Both officers provided the form of guaranty requested by the factoring company. As of September 30, 2015, the outstanding balance due to the factors was $600,554.

During 2015, the CEO provided short-term cash advances to the Company aggregating to approximately $184,000, in order to meet short-term liquidity needs.

Director Independence

Our Board of Directors has undertaken a review of its composition and the independence of each director. Based on the review of each director's background, employment and affiliations, including family relationships, the Board of Directors has determined that there are no “independent directors” under the rules and regulations of the SEC. In making this determination, our Board of Directors considered the current and prior relationships that each non-employee director has with the Company and all other facts and circumstances our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock. Michael. Palleschi and John Klumpp are not deemed independent as a result of their service as our Chief Executive Officer and Chief Strategy Officer, respectively, as described in Item 10.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our Company during the last two fiscal years is or has been indebted to our Company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

ITEM 14. Principal Accountant Fees and Services.

Fee Category	Fiscal 2015 Fees	Fiscal 2014 Fees
Audit Fees (1)	$159,542	$-
Audit Related Fees (2)	163,339	100,000
Tax Fees	-	-
All Other Fees	-	-
	$322,881	$100,000

(1)	Audit Fees consist of fees billed and expected to be billed for services rendered for the audit of our consolidated financial statements for the fiscal years ended September 30, 2015 and 2014.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit of our financial statements and are not reported under “Audit Fees.”

Audit Committee Pre-Approval Policies and Procedures

All audit and non-audit services performed by the independent accountants have been pre-approved by the Audit Committee to assure that such services do not impair the auditors’ independence from us.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

(a)	No financial statement schedules are provided because the information called for is not required or is shown either in the financial statements or notes thereto.

(b)	The following exhibits are provided as required by Item 601 of Regulation S-K (§229.601 of this chapter):

Exhibit Number	Description

2.3	Agreement and Plan of Merger dated June 19, 2013 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed June 25, 2013).
3.2	Certificate of Designation of the Series B Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed August 19, 2008).
3.4	Certificate of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2011 filed on May 16, 2011).
3.5	Amendment No. 1 to the Certificate of Designation of the Series C Preferred Stock (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the period ended March 31, 2011 filed on May 16, 2011).
3.6	Articles of Merger (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed June 25, 2013).
3.7	Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed June 25, 2013).
3.8	Certificate of Designation of the Series D Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Form 8-K filed June 25, 2013).
3.9	Certificate of Designation of the Series E Preferred Stock (incorporated by reference to Exhibit 3.4 to the Company’s Form 8-K filed June 25, 2013).
3.10	Articles of Merger (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed March 19, 2014).
3.11	Certificate of Designation of the Series F Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed November 3, 2015).
4.5	Form of warrant to purchase common stock granted in connection with the offering of Series A and Series A-1 Preferred Stock, as amended and recirculated July 30, 2008 (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed January 13, 2009; Company File # 000-31355).
4.6	Form of warrant to purchase common stock granted to the placement agent retained in connection with the offering of Series A and Series A-1 Preferred Stock (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 28, 2007; Company File # 000-31355).
4.7	Form of warrant to purchase common stock granted to affiliates of placement agent retained in connection with the offering of Series A and Series A-1 Preferred Stock (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 28, 2007; Company File # 000-31355).
4.8	Form of warrant to purchase common stock granted in connection with the offering of Series B Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed August 19, 2008; Company File # 000-31355).
4.9	Form of warrant to purchase common stock granted in connection with the July 2008 offering of Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed August 19, 2008; Company File # 000-31355).
4.10	Form of warrant to purchase common stock issued to J. Sherman Henderson and Robert A. Clarkson on July 10, 2008 (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed August 19, 2008; Company File # 000-31355).
4.11	Form of the Convertible Promissory Notes, dated January 22, 2009, made and issued by the Company to various investors, in the aggregate principal amount of $500,000 (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed February 23, 2009; Company File # 000-31355).
4.12	Form of the Warrants, dated January 22, 2009, made and issued by the Company to various investors (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed February 23, 2009; Company File # 000-31355).

4.13	Form of warrant to purchase common stock granted to the investors in connection with the June 2009 offering of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed August 12, 2009; Company File # 000-31355).
4.14	Form of warrant to purchase common stock granted to the investors in connection with the September 2009 Private Placement (incorporated by reference to Exhibit 4.14 to the Company’s Annual Report on Form 10-K filed December 29, 2009; Company File # 000-31355).
4.15	Promissory Note made by the Company to TLP Investments, dated December 31, 2013 (incorporated by reference to Exhibit 4.15 to the Company’s report on Form 10/A, Amendment 2, filed on June 30, 2015).
4.16	Promissory Note made by the Company to TBK 327 Partners, LLC dated January 23, 2014(incorporated by reference to Exhibit 4.16 to the Company’s report on Form 10/A, Amendment 2, filed on June 30, 2015).
4.17	Promissory Note made by the Company to TBK 327 Partners, LLC, dated May 16, 2014 (incorporated by reference to Exhibit 4.17 to the Company’s report on Form 10/A, Amendment 2, filed on June 30, 2015).
4.18	Promissory Note made by the Company to TLP Investments, dated May 16, 2014 (incorporated by reference to Exhibit 4.18 to the Company’s report on Form 10/A, Amendment 2, filed on June 30, 2015).
10.1	Employment Agreement between the Company and Theresa Carlise, dated February 1, 2013, as amended by Amendment No. 1 to Employment Agreement, dated March 1, 2014 and Amendment No. 2 to Employment Agreement, dated May 14, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10/A, Amendment 2, filed on June 30, 2015).
10.2	Securities Purchase Agreement dated June 19, 2013, by and between Focus Venture Partners, Inc. and 5G Investments, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed June 25, 2013).
10.3	Assignment and Consent to Assignment Agreement by and among Focus Venture Partners, Inc., Beacon Enterprise Solutions Group, Inc. and 5G Investments, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 25, 2013).
10.4	Amended and Restated Guarantee and Collateral Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed June 25, 2013).
10.6	Pledge and Escrow Agreement dated June 19, 2013, by and among Focus Ventures Partner, Inc., Beacon Enterprise Solutions Group, Inc. and the shareholders of Focus Ventures Partners, Inc.(incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed June 25, 2013).
10.7	Employment Agreement between the Company and John Wood, dated October 14, 2013 (incorporated by reference to Exhibit 10.7 to the Company’s report on Form 10/A, Amendment 2, filed on June 30, 2015).
10.8	Factoring Agreement, dated May 12, 2014 by and between Focus Fiber Solutions, LLC and Amerifactors Financial Group, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 16, 2014).
10.9	Factoring Agreement, dated May 12, 2014 by and between JusCom, Inc. and Amerifactors Financial Group, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 16, 2014).
10.10	Employment Agreement between the Company and David Lethem dated June 2, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 3, 2014).
10.11	Board Appointment Letter Agreement by and between the Company and John Klumpp dated June 2, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 5, 2014). **
10.12	Employment Agreement between the Company and Michael Palleschi dated June 13, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10/A, Amendment 2, filed on June 30, 2015).
10.13	Offer of Settlement by and between the SEC and the Company dated September 8, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 11, 2014).
10.14	Credit Agreement by and among JUS-COM, Inc. Credit Parties, date October 28, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on November 3, 2015).
10.15	Form of Initial Term Loan dated [__] (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on November 3, 2015).
10.16	Guaranty and Security Agreement dated October 28, 2015 among JUS-COM, Inc., FTE Networks, Inc, and Grantors (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on November 3, 2015).
10.17	Registration Rights Agreement dated October 28, 2015 by and between FTE Networks, Inc, Lateral Juscom Feeder, LLC and Lateral FTE Feeder LLC (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed on November 3, 2015).
10.18	Redemption Rights Agreement dated October 28, 2015 by and between FTE Networks, Inc, Lateral Juscom Feeder, LLC and Lateral FTE Feeder LLC (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed on November 3, 2015).

10.19	Voting and Cooperation Agreement dated October 28, 2015 among Lateral Juscom Feeder, LLC, Lateral FTE Feeder LLC and the stockholders of FTE Networks, Inc. (incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed on November 3, 2015).
10.20	Employment Agreement between the Company and Carlie Ancor dated October 26, 2015**
10.21	Addendum to Employment Agreement between the Company and Carlie Ancor dated January 1, 2016**
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed January 13, 2009; Company File # 000-31355).
21	Subsidiaries of the Registrant.*
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
32.2	Certification of the Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

*	Filed herewith

**	Denotes compensatory plan or management contract

***	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FTE NETWORKS, INC.

Date: January 13, 2016	By:	/s/ Michael Palleschi
Michael Palleschi
Principal Executive Officer

Date: January 13, 2016	By:	/s/ David Lethem
David Lethem
Principal Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: January 13, 2016	By:	/s/ Michael Palleschi
Michael Palleschi
Chief Executive Officer (principal executive officer)
Chairman of the Board and Directors

Date: January 13, 2016	By:	/s/ David Lethem
David Lethem
Chief Financial Officer (principal financial officer)

Date: January 13, 2016	By:	/s/ John Klumpp
John Klumpp
Director

FTE NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of FTE Networks, Inc.

We have audited the accompanying consolidated balance sheets of FTE Networks, Inc. and Subsidiaries (the “Company”) as of September 30, 2015 and 2014, and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FTE Networks, Inc. and Subsidiaries, as of September 30, 2015 and 2014, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP

New York, NY

January 13, 2016

FTE NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2015	2014
ASSETS
Current Assets:
Cash	$207,740	$1,254
Accounts receivable, net	1,215,445	1,904,770
Other current assets	1,912,584	654,618
Deferred financing costs	64,166	-
Total current assets	3,399,935	2,560,642

Property and equipment, net	1,419,040	87,318
Deferred financing costs, non-current portion	75,833	-
Total Assets	$4,894,808	$2,647,960

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$2,476,901	$1,521,789
Due to related party	183,538	-
Accrued expenses and other current liabilities	2,965,290	1,219,849
Factoring lines of credit	600,554	984,236
Notes payable, current portion	1,295,271	945,970
Notes payable, related party	287,302	497,604
Accrued lease termination costs	113,000	406,544
Accrued litigation costs	1,840,891	1,848,226
Total Current Liabilities	9,762,747	7,424,218
Notes payable, non-current portion	4,571,402	3,550,012
Accrued interest, non-current portion	1,686,256	1,153,754
Total Liabilities	16,020,405	12,127,984

Commitments and contingencies

Stockholders’ Deficiency:
Preferred stock; $0.01 par value, 5,000,000 shares authorized:
Series A convertible preferred stock, stated value $1,000, 4,500 shares designated and 500 shares issued and outstanding at September 30, 2015 and 2014 (liquidation preference $1,297,138)	5	5
Series A-1 convertible preferred stock, stated value $1,000, 1,000 shares designated and 295 shares issued and outstanding at September 30, 2015 and 2014 (liquidation preference $847,853)	3	3
Series D convertible preferred stock, stated value $4, 2,000,000 designated and 1,830,759 and 1,693,981 shares issued and outstanding at September 30, 2015 and September 30, 2014, respectively (liquidation preference of $7,659,596)	18,308	16,940
Common stock; $0.001 par value, 70,000,000 shares authorized and 45,333,475 and 39,987,080 shares issued and outstanding at September 30, 2015 and September 30, 2014, respectively	45,333	39,987
Additional paid-in capital	2,522,643	930,227
Subscriptions receivable	(349,789)	(660,000)
Accumulated deficit	(13,362,100)	(9,807,186)
Total Stockholders’ Deficiency	(11,125,597)	(9,480,024)
Total Liabilities and Stockholders’ Deficiency	$4,894,808	$2,647,960

The accompanying notes are an integral part of these consolidated financial statements.

FTE NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	September 30,
	2015	2014

Revenues, net of discounts	$14,388,682	$16,932,031
Cost of revenues	11,072,080	12,521,182
Gross Profit	3,316,602	4,410,849

Operating Expenses
Compensation expense	1,888,126	3,342,676
Selling, general and administrative expenses	2,400,947	1,181,928
Travel expense	389,035	271,420
Occupancy costs	201,165	198,900
Transaction expenses	44,150	263,625
Total Operating Expenses	4,923,423	5,258,549
Operating Loss	(1,606,821)	(847,700)

Other (Expense) Income
Interest expense	(1,308,076)	(1,384,940)
Other expense	(538,861)	-
Forbearance incentive expense	(101,156)	-
Forgiveness of debt	-	2,748,158
Total Other (Expense) Income	(1,948,093)	1,363,218

Net (Loss) Income	(3,554,914)	515,518
Preferred stock dividends	(79,561)	(79,561)
Net (Loss) Income attributable to common shareholders	$(3,634,475)	$435,957

(Loss) Earnings per Share
Basic	$(0.09)	$0.01
Diluted	$(0.09)	$0.01

Weighted average number of common shares outstanding
Basic	42,544,443	39,987,080
Diluted	42,544,443	41,247,894

The accompanying notes are an integral part of these consolidated financial statements.

FTE NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED SEPTEMBER 30, 2015 AND 2014

	Preferred Stock						Common Stock
	Series A Convertible		Series A-1 Convertible		Series D Convertible				Paid In	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, September 30, 2013	500	$5	295	$3	1,250,011	$12,500	39,987,080	$39,987	$-	$(376,052)	$(10,322,704)	$(10,646,261)

Issuance of preferred shares as compensation	-	-	-	-	29,170	292	-	-	116,388	-	-	116,680
Proceeds from sale of preferred shares, net	-	-	-	-	414,800	4,148	-	-	893,400	(283,948)	-	613,600
Dividends accrued on preferred stock	-	-	-	-	-	-	-	-	(79,561)	-	-	(79,561)
Net income	-	-	-	-	-	-	-	-	-	-	515,518	515,518

Balance, September 30, 2014	500	5	295	3	1,693,981	16,940	39,987,080	39,987	930,227	(660,000)	(9,807,186)	(9,480,024)
Preferred shares issued for cash	-	-	-	-	195,118	1,951	-	-	778,521	(349,789)[1]	-	430,683
Preferred shares issued as incentive for forbearance	-	-	-	-	12,500	125	-	-	49,875	-	-	50,000
Preferred shares issued to settle rent obligation	-	-	-	-	12,500	125	-	-	49,875	-	-	50,000
Preferred shares issued to vendors and others					118,332	1,183	-	-	472,145	-	-	473,328
Cancellation of preferred shares	-	-	-	-	(201,672)	(2,016)	-	-	2,016	-	-	-
Common shares issued as incentive for forbearance	-	-	-	-	-	-	5,115,562	5,116	46,040	-	-	51,156
Collection of subscriptions receivable	-	-	-	-	-	-	-	-	-	660,000	-	660,000
Accumulated dividends cancelled for preferred shares converted to common stock	-	-	-	-	-	-	-	-	273,735	-	-	273,735
Dividends accrued on preferred stock	-	-	-	-	-	-	-	-	(79,561)	-	-	(79,561)
True-up to transfer agent’s records	-	-	-	-	-	-	230,833	230	(230)	-	-	-
Net income	-	-	-	-	-	-	-	-	-	-	(3,554,914)	(3,554,914)

Balance, September 30, 2015	500	$5	295	$3	1,830,759	$18,308	45,333,475	$45,333	$2,522,643	$(349,789)	$(13,362,100)	$(11,125,597)

[1] Value of shares issued of $780,472, less $430,683 expenses paid from proceeds on behalf of the company by the underwriter.

The accompanying notes are an integral part of these consolidated financial statements.

FTE NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(3,554,914)	$515,518
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Amortization of deferred financing costs	-	481,782
Provision for bad debts	409,481	267,998
Forbearance incentive expense	101,156	-
Stock based compensation	473,328	116,680
Depreciation and amortization	108,324	41,390
Gain on settlement of lease termination costs	(226,544)	-
Gain on forgiveness of debt	-	(2,748,158)
Changes in operating assets and liabilities:
Accounts receivable	279,844	(1,261,840)
Other current assets	(1,257,966)	(46,127)
Accounts payable and accrued liabilities	3,602,899	538,762
Net cash used in operating activities	(64,392)	(2,093,995)

Cash flows from investing activities:
Purchase of property and equipment	(125,573)	(24,915)
Proceeds from sales of property and equipment	-	5,000
Net cash used in investing activities	(125,573)	(19,915)

Cash flows from financing activities:
Advances (payments) on factor lines of credit, net	(383,682)	984,236
Advances from related party	183,538	-
Proceeds from issuance of notes payable, net	-	889,436
Payments on notes payable	(143,786)	(349,664)
Payments on notes payable - related parties	(210,302)	(55,198)
Proceeds from sale of preferred stock	430,683	613,600
Proceeds from repayment of subscriptions receivable	660,000	-
Payment of deferred financing costs	(140,000)	-
Net cash provided by financing activities	396,451	2,082,410

Net change in cash	206,486	(31,500)
Cash, beginning of year	1,254	32,754
Cash, end of year	$207,740	$1,254

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$350,922	$734,571
Cash paid for income taxes	$-	$-

Noncash investing and financing activities:
Issuance of notes payable for the purchase of fixed assets	$1,314,474	$283,948
Issuance of notes to settle litigation	$200,000	$-
Unpaid subscription for preferred shares	$349,789	$-
Cancellation of preferred shares	$202	$-

The accompanying notes are an integral part of these consolidated financial statements.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND HISTORY

Overview

FTE Networks, Inc. (“FTE” or the “Company”) is a provider of international and regional telecommunications and technology systems and infrastructure services. FTE also offers managed information technology, telecommunications services, subscriber based services and staffing solutions through the following wholly owned subsidiaries:

•	JusCom, Inc., (dba FTE Network Services) specializes in the design, engineering, installation, and maintenance of all forms of telecommunications infrastructure. Services including engineering consulting, design, installation, maintenance, and emergency response in various categories including cabling, equipment installation and configuration, rack and stack, wiring build-outs, infrastructure build-outs, DC power installation, OSP/ISP fiber placement, fiber cable splicing and testing.

•	FTE Wireless, LLC, offers wireless solutions to major wireless carriers including equipment installation, fiber backhaul, antennae installation and testing, small cell solutions, fiber-to-site and other turnkey solutions as needed by such clients.

•	Focus Venture Partners, Inc. (dba FVP Worx) is a multifaceted employment firm offering full service staffing solutions, specializing in the telecommunications, technology and construction services industries.

FTE Network Services and FTE Wireless, LLC are reported in the Company’s telecommunications segment. FVP Worx represents the Company’s staffing segment (See Note 12 – Segment Data).

History

Focus Venture Partners, Inc. (“Focus”) was incorporated in the state of Nevada on March 26, 2012 as a holding company operating in the telecommunications industry managing and developing its wholly owned subsidiaries, which were focused on the development of telecommunications networks, acting as a service and support provider, as well as providing temporary and part-time staffing solutions. Through a formerly wholly owned subsidiary, (see below) Optos Capital Partners, LLC, a Delaware limited liability company (“Optos”), Focus, operated the following wholly owned entities:

•	Focus Fiber Solutions, LLC, a Delaware limited liability company (“Focus Fiber”), which specialized in the design, engineering, installation, and maintenance of a telecommunications infrastructure network.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND HISTORY, continued

History, continued

•	JusCom, Inc., an Indiana corporation (“JusCom”), which was a telecommunication service provider providing various services including engineering consulting, design, installation and emergency response in various categories including cable rack/wiring build-outs, infrastructure build-outs, DC power installation, fiber cable splicing and security camera installation. JusCom also operated as a temporary and permanent staffing agency specializing in the telecommunications market. Prior to the Beacon Merger (see below), Focus reorganized such that JusCom became a subsidiary of Focus, and was no longer a subsidiary of Optos.

•	MDT Labor, LLC d/b/a MDT Technical, a Delaware limited liability company (“MDT”), operated as a workforce management company providing temporary and permanent staffing services under the MDT Technical brand and as a telecommunication service provider providing various services including engineering consulting, design, installation and emergency response in various categories including cable rack/wiring build-outs, infrastructure build-outs, DC power installation, fiber cable splicing and security camera installation under its Beacon Solutions brand.

On May 10, 2013, Beacon Enterprise Solutions Group (“Beacon”), a Nevada Corporation, and Beacon Acquisition Sub, Inc., a Nevada Corporation, entered into a merger agreement with Focus (the “Merger Agreement”). On June 19, 2013, Focus consummated a “reverse shell merger” with Beacon and Beacon Acquisition Sub, a wholly owned subsidiary of Beacon (the “Merger Sub”). Pursuant to the Merger Agreement, the Merger Sub merged with and into Focus, with Focus continuing as the surviving corporation, with the result that Focus became a subsidiary of Beacon (the “Beacon Merger”).

In connection with the Beacon Merger, the board of directors authorized the designation of a new series of preferred stock, the Beacon Series D Shares, out of its available “blank check preferred stock” and authorized the issuance of up to 2,000,000 Beacon Series D Shares. The Company filed a Certificate of Designation with the Secretary of State of the State of Nevada on June 17, 2013. Under the Certificate of Designation, each Beacon Series D Share has various rights, privileges and preferences, including: (i) a stated value of $4.00 per share; (ii) mandatory conversion into 20 shares of Common Stock (subject to adjustments) upon the filing of the amendment to the Company’s Articles of Incorporation after incorporating the 1 for 20 reverse stock split of the outstanding shares of common stock required by the Merger Agreement; and (iii) a liquidation preference in the amount of the stated value.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND HISTORY, continued

History, continued

Pursuant to the terms of the Merger Agreement: (i) shares of Series B Preferred Stock of Focus, par value $0.0001 per share (the “Focus Preferred B Shares”) and common stock of Focus, par value $0.0001 per share (the “Focus Common Stock”) were converted into the right to receive an aggregate of 1,250,011 shares of Beacon Series D Preferred Shares, par value $0.01 per share); (ii) all shares of Series A Preferred Stock of Focus, par value $0.0001 per share, were converted into the right to receive an aggregate number of 1,000,000 shares of Beacon Series E shares, par value $0.01 per share, (iii) all shares of capital stock of Merger Sub were converted into one share of Focus Common Stock. Each share of Series D Preferred stock is (a) entitled to vote alongside the common stockholders and has 20 votes; and (b) is convertible into 400 pre-split shares of common stock (equal to 20 shares of common stock on a post-split basis) upon an increase in the number of common shares authorized, and the implementation of a 1-for-20 reverse stock split. Each Beacon Series E share is entitled to vote alongside the common stockholders and has 1 vote each. The Beacon Series E shares were subject to redemption and were recorded as a liability, but the shares were returned to the Company and derecognized on September 30, 2013. The Beacon Merger represented a change of control of Beacon and Focus management became responsible for the consolidated entity.

Following the Beacon Merger, Beacon changed its name to FTE Networks, Inc., which together with its subsidiaries is referred to herein as the “Company” or “FTE”. For accounting purposes, the Beacon Merger has been treated as an acquisition of Beacon by Focus, whereby Focus was deemed to be the accounting acquirer. The historical consolidated financial statements prior to June 19, 2013 are those of Focus Venture Partners. In connection with the Beacon Merger, Focus Venture Partners has restated its statements of stockholders’ deficiency on a recapitalization basis so that all equity accounts and all related footnote disclosures are presented as if the recapitalization had occurred as of the beginning of the earliest period presented. Accordingly, all Focus common shares transactions occurring prior to the Beacon Merger on June 19, 2013 have been restated and are disclosed in terms of their FTE Networks Series D preferred share equivalents.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND HISTORY, continued

Assignment & Purchase Agreement

On June 19, 2013, Focus and 5G Investments, LLC (“5G”) entered into a securities purchase agreement (the “Purchase Agreement”) that provided for the purchase by 5G of up to $3,500,000 of shares of Focus Preferred B Shares, which would be exchanged for the Company’s Series D Preferred stock at a price equivalent to $4.00 per Series D share upon the consummation of the Beacon Merger. On June 19, 2013, 5G purchased 30,000 Focus Preferred B Shares at a price of $50.00 per share, for an aggregate purchase price of approximately $1,500,000, which were exchanged for 375,000 Series D Preferred shares (at a price equivalent to $4.00 per Series D share) in connection with the Beacon Merger. On June 19, 2013, FTE, 5G and Focus executed an Assignment and Consent to Assignment Agreement (the “Assignment”) which provided for the assignment of the Purchase Agreement by Focus to FTE. During the years ended September 30, 2015 and 2014, 5G purchased an additional 195,118 shares and 414,800 shares of Series D preferred stock, respectively, at $4.00 per share, pursuant to the Purchase Agreement.

2.	SUMMARY OF SIGNIFICANT POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). All intercompany balances and transactions have been eliminated in consolidation.

 Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments are based on historical information, information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates. The Company’s most significant estimates relate to its allowances for receivables and deferred tax assets, plus the valuation of equity issuances.

Accounts Receivable and Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure that accounts receivable are not overstated due to un-collectability. At the time accounts receivable are originated, the Company considers a reserve for doubtful accounts based on the creditworthiness of customers.

Aged accounts receivable are reviewed by management for collectability. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management’s best estimate of uncollectible amounts and is determined based on historical performance that is tracked by the Company on an ongoing basis. The customer is billed after the job has been completed, inspected and approval is obtained by its customer. The segmentation of large contracts into small manageable contracts allows for a particular job to be completed, inspected and approved for payment by the customer, with this cycle taking approximately only up to several weeks.  The payments terms are 30 days. As of September 30, 2015 and 2014, management has provided for an allowance for doubtful accounts of $89,000 and $267,998, respectively.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT POLICIES, continued

Revenue and Cost of Goods Sold Recognition

Generally, including for the staffing business, revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price to the buyer is fixed or determinable, and (4) collectability is reasonably assured.

Due to the short term nature of the Company’s construction contracts, revenue is recognized once 100% of a contract segment is completed. A contract may have many segments, of which, once a segment is completed, the revenue for the segment is recognized when no further significant performance obligations exists. The Network’s construction contracts or segments of contracts typically range from several days to two to four months. Contract costs may be billed as incurred. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs. Selling, general and administrative costs are charged to expense as incurred.

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

Deferred Financing Costs

The Company has recorded deferred financing costs as a result of fees incurred by the Company in conjunction with its debt financing activities. These costs are amortized to interest expense using the straight-line method which approximates the interest rate method over the term of the related debt. As of September 30, 2015 and 2014, unamortized deferred financing costs were approximately $140,000 and $0, respectively. Amortization of such fees were $0 and $481,782 for the years ended September 30, 2015 and 2014, respectively.

Property and Equipment

Property and equipment are stated at the lower of cost or fair value. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, as follows:

Estimated Life
Machinery and equipment	6-8 years
Vehicles and trailers	7-10 years
Computer equipment and software	2-5 years

The estimated useful lives are based on the nature of the assets as well as current operating strategy and legal considerations such as contractual life. Future events, such as property expansions, property developments, new competition, or new regulations, could result in a change in the manner in which the Company uses certain assets requiring a change in the estimated useful lives of such assets.

Maintenance and repairs that neither materially add to the value of the asset nor appreciably prolong its life are charged to expense as incurred. Gains or losses on disposition of property and equipment are included in the consolidated statements of operations.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT POLICIES, continued

Valuation of Long-lived Assets

The Company evaluates its long-lived assets for impairment in accordance with related accounting standards. Assets to be held and used (including projects under development as well as property and equipment), are reviewed for impairment whenever indicators of impairment exist. If an indicator of impairment exists, the Company first groups its assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the “asset group”). Secondly, the Company estimates the undiscounted future cash flows that are directly associated with and expected to arise from the completion, use and eventual disposition of such asset group. The Company estimates the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs. There were no impairments during the periods presented.

Income Taxes

The Company records income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carryforwards. Accounting standards regarding income taxes requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed at each reporting period based on a “more likely than not” realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, the Company’s experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.

Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Accounting standards regarding uncertainty in income taxes provides a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely, based solely on the technical merits, of being sustained on examinations. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

During the period of October 31, 2012, through September 30, 2015, the Company operated primarily in Arizona, Georgia, Nevada, Pennsylvania, Texas and Virginia. If the Company is required to pay income taxes or penalties in the future, penalties will be recorded in general and administrative expenses and interest will be separately stated as interest expense. The Company has not yet filed its tax returns for its fiscal years ended September 2012, 2013, 2014 or 2015, but has engaged a tax professional to begin to compile the past due returns. The Company’s tax returns for the periods from January 1, 2011 through September 30, 2015 remain subject to examination

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT POLICIES, continued

Equity

The Company applies the classification and measurement principles enumerated in Accounting Standards Codification (“ASC”) 815 “Derivatives and Hedging” with respect to accounting for its issuances of the preferred stock. The Company evaluates convertible preferred stock at each reporting date for appropriate balance sheet classification.

Fair Value of Financial Instruments

The Company bases its fair value determinations of the carrying value of other financial assets and liabilities on an evaluation of their particular facts and circumstances and valuation techniques that require judgments and estimates. Valuation techniques used to measure fair value maximize the use of relevant observable inputs and minimize the use of unobservable inputs. The fair value hierarchy gives the highest priority to observable inputs such as quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the valuation technique.

The carrying amounts reflected in the combined balance sheets for cash, accounts receivable, other current assets, accounts payable, factoring lines of credit, accrued liabilities, and notes payable approximate the respective fair value due to the short maturities of these items.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. The Company places its cash with financial institutions with high credit ratings, maintaining balances below the $250,000 FDIC insured amount. The Company is subject to risk of non-payment of its trade accounts receivable.

At any point in time, the Company’s customer base can be highly concentrated. As of September 30, 2015, a provider of large scale fiber optic cables (“Customer E”) and a leading provider of wireless infrastructure solutions (“Customer B”) represented 47% and 12% of accounts receivable, respectively. As of September 30, 2014, a leading service provider of dark fiber and advanced network services (“Customer A”), Customer B and a multinational provider of communications technology and services (“Customer C”), represented 41%, 18% and 13% of accounts receivable, respectively.

Revenue may significantly decline if the Company were to lose one or more of its significant customers. For the year ended September 30, 2015, Customer C and a corporate staffing customer within the Company’s staffing segment (“Customer D’), represented approximately 36% and 37% of revenues, respectively. For the year ended September 30, 2014, “Customer F”, a telecommunications company providing fiber optic based network solutions, represented approximately 72% of revenues. No other customer represented more than 10% of the Company’s revenue during either year ended September 30, 2015 or 2014.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT POLICIES, continued

Segment Reporting

The Company operates in the telecommunications infrastructure services industry and, effective May 8, 2014, entered the staffing industry. For the year ended September 30, 2014 the Company’s staffing business was in the development stage and only generated negligible revenues and expenses. Consequently, the Company concluded that the staffing business did not qualify as a separate segment for the year ended September 30, 2014. The Company has reported segment results pursuant to ASC 280-10 “Segment Reporting” for the year ended September 30, 2015 (See Note 12 – Segment Reporting.)

Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period, increased to include the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings (loss) per common share from continuing operations:

	For the Years Ended
	September 30,
	2015	2014
Numerator:
Net (loss) income	$(3,554,914)	$515,518
Preferred stock dividends	(79,561)	(79,561)
Net (loss) income attributable to common shareholders	$(3,634,475)	$435,957
Denominator:
Weighted average number of common shares outstanding - basic	42,544,443	39,987,080

Effect of dilutive securities:
Convertible preferred stock, Series A	-	667,169
Convertible preferred stock, Series A-1	-	393,645
Convertible debt	-	200,000
Total dilutive shares	-	1,260,814
Weighted average number of common shares outstanding - diluted	42,544,443	41,247,894
(Loss) Earnings per share:
Basic	$(0.09)	$0.01
Diluted	$(0.09)	$0.01

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT POLICIES, continued

Earnings (Loss) Per Share, continued

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	September 30,
	2015	2014
Convertible preferred stock, Series A	667,169	-
Convertible preferred stock, Series A-1	393,645	-
Convertible preferred stock, Series D [1]	732,303,600	677,592,400
Rights to purchase Series D[2]	-	34,080,000
Common stock warrants	744,999	2,918,254
Preferred stock warrants	39,396,800
Convertible debt	200,000	-
Total potentially dilutive shares	773,706,213	714,590,654

[1] The Series D preferred shares are mandatorily convertible at a rate of 400 shares of common stock for each share of preferred stock upon (a) a sufficient increase in the authorized common shares; and (b) a reverse split of the common shares.

[2] Represents rights for the purchase of shares of the Company’s Series D convertible preferred stock, held by 5G pursuant to the Purchase Agreement. See Note 1 – Description of Business and History - Assignment & Purchase Agreement.

Advertising

Advertising costs, if any, are expensed as incurred. For the years ended September 30, 2015 and 2014, respectively, the Company’s spending on advertising was not material.

Cash and Cash Equivalents

The Company considers all holdings of highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of September 30, 2015 and 2014, the Company did not have any cash equivalents.

Reclassifications

Certain prior year balances have been reclassified in order to conform to current year presentation. These reclassifications have no effect on previously reported results of operations or loss per share.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT POLICIES, continued

Liquidity and Managements’ Plans

During the year ended September 30, 2015 the Company has incurred a net loss of $3.6 million and, in addition, the Company has a working capital deficiency of $6.4 million as of September 30, 2015, which includes approximately $1.8 million of liabilities for unpaid payroll taxes and the related penalties and interest. Management’s plans are to enter into an installment plan with the IRS for the payment of the unpaid payroll taxes and to continue to raise additional funds through the sales of debt or equity securities until such time that operations generate sufficient cash to operate the business. During the first quarter of fiscal year 2016, the Company entered into an $8 million senior secured credit facility. Of the proceeds received, approximately $1.8 million was used to extinguish approximately $3.5 million of Company debt and $3.0 million was deposited into a restricted Company bank account which requires Lateral’s approval to utilize. There is no assurance that additional financing will be available when needed or that management will be able to obtain and close financing on terms acceptable to the Company, enter into an acceptable installment plan with the IRS or whether the Company will become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds or generate positive operating cash flow, it will have to develop and implement a plan to further extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under US GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing US GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein. Early adoption is not permitted. The Company is currently assessing the impact, if any, of implementing this guidance on the Company’s consolidated financial position, results of operations and liquidity.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15, which is effective for annual reporting periods ending after December 15, 2016, extends the responsibility for performing the going-concern assessment to management and contains guidance on how to perform a going-concern assessment and when going-concern disclosures would be required under U.S. GAAP. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 amends the existing guidance to require that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. ASU 2015-03 is effective on a retrospective basis for annual and interim reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT POLICIES, continued

Recent Accounting Pronouncements, continued

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The FASB issued this ASU as part of its ongoing Simplification Initiative, with the objective of reducing complexity in accounting standards. The amendments in ASU 2015-17 require entities that present a classified balance sheet to classify all deferred tax liabilities and assets as a noncurrent amount. This guidance does not change the offsetting requirements for deferred tax liabilities and assets, which results in the presentation of one amount on the balance sheet. Additionally, the amendments in this ASU align the deferred income tax presentation with the requirements in International Accounting Standards (IAS) 1, Presentation of Financial Statements.  The amendments in ASU 2015-17 are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The implementation of this guidance is not expected to have a material impact to the disclosures in the Company’s consolidated financial statements.

3.	OTHER CURRENT ASSETS

Other current assets consist of the following:

	September 30,
	2015	2014
Other receivables, net	$669,198	$574,531
Prepaid contract costs for work in process	593,711	-
Prepaid and other	649,675	80,087
	$1,912,584	$654,618

Other receivables are presented net of an allowance of $772,798 and $622,798 for uncollectible amounts at September 30, 2015 and 2014, respectively.

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following as of September 30, 2015 and 2014:

	September 30,
	2015	2014
Machinery and equipment	$496,543	$115,181
Vehicles and trailers	1,009,004	12,713
Computer equipment and software	114,642	53,265
	1,620,189	181,159
Less: accumulated depreciation	(201,149)	(93,841)
	$1,419,040	$87,318

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	PROPERTY AND EQUIPMENT, NET, continued

The Company leases various equipment under capital leases. Assets held under capital leases are included in property and equipment as follows:

	September 30,
	2015	2014
Machinery & equipment	$352,157	$-
Less: accumulated depreciation	(11,108)	-
	$341,049	$-

Depreciation expense for the years ended September 30, 2015 and 2014 was $108,324 and $41,390, respectively, including $11,108 of depreciation expense related to assets held under capital leases.

5.	FACTORING AGREEMENT

AmeriFactors Financial Group

On May 12, 2014, the Company entered into an exclusive Factoring Agreement (“the AmeriFactors Agreement”) with AmeriFactors Financial Group, LLC (AmeriFactors). The one year agreement between the Company and AmeriFactors provided for AmeriFactors to purchase up to $7,000,000 of the Company’s qualified net accounts receivable during the term of the AmeriFactors Agreement, and was renewable on a year to year basis. Unpaid accounts receivable purchased by AmeriFactors could not exceed $3,000,000 at any time. Under the terms of the AmeriFactors Agreement, the Company received 85% of the net sale amount up front, plus additional conditional consideration upon the collection of the receivable. The AmeriFactors Agreement automatically renewed on May 12, 2015.

The Company’s accounts receivable were purchased by AmeriFactors on a recourse basis. Certain officers of the Company provided personal guarantees.

As of September 30, 2015 and 2014 under the AmeriFactors Agreement, the Company had factored receivables in the amount of $706,534 and $1,162,062, respectively, and recorded a liability of $600,554 and $984,236, respectively. Discounts provided and interest charged related to factoring of the accounts receivable have been expensed on the accompanying consolidated statements of operations as interest expense. The Amerifactors Agreement was cancelled in October 2015 in connection with the inception of the new credit facility (see Note 13 – Subsequent Events).

Gibraltar Business Capital

On October 6, 2014, the Company entered into an exclusive Factoring Agreement (“the Gibraltar Agreement”) with Gibraltar Business Capital, LLC (Gibraltar). The initial term of the Gibraltar Agreement was one year, and was renewable on a year to year basis. Unpaid accounts receivable purchased by Gibraltar could not exceed $250,000 at any time. Under the terms of the Gibraltar Agreement, the Company received on a recourse basis up to 85% of the net sale amount up front. There were no factored receivables related to the Gibraltar Agreement as of September 30, 2015 and 2014. The Company never factored any receivables with Gibraltar. The Gibraltar Agreement was not renewed in October 2015.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	NOTES PAYABLE

Notes payable consist of the following as of September 30, 2015 and 2014:

	September 30,
	2015	2014
Vendor Notes (Unsecured)
Short term vendor note issued on December 31, 2013 at a stated interest rate of 5% per annum. Note is payable in 4 quarterly installments of principal and interest beginning on August 31, 2014. The note is past due.	$130,970	$130,970
Short term vendor notes (“Vendor Notes”) issued during August 2014 at 0% stated interest. Terms range from 4 months to 12 months. These notes are past due.	103,000	106,000
Non-interest bearing note issued during July 2015 to settle litigation. The note is payable in monthly installments from September 2015 to November 2016.	150,000	-

Senior Secured Notes
Senior secured notes issued between October 2011 and January 2012, secured by the assets of the Company, at a stated interest rate of 15%. The notes are past due.	3,550,012	3,550,012

Equipment Notes
Obligations under capital leases, bearing interest between 4.1% and 8.2% per annum, secured by equipment having a value that approximates the debt value. Terms range from 48 to 60 months.	339,583	-
Various equipment notes, bearing interest rates between 2% to 41%, per annum, secured by equipment have a value that approximates the debt value. Terms range from 36 months to 72 months.	884,108	-

Other Notes Payable
Bridge note, bearing interest at 10% per annum, issued on November 15, 2007, one-half payable 60 days following the consummation of the Merger, and the remainder due in 12 monthly installments beginning the following month; convertible into shares of the Company’s common stock at a conversion price equal to the greater of $0.50 per share or a 10% discount to the 10 day Volume Weighted Average Price of the Company’s common stock. The note is past due.	100,000	100,000
Bridge note, bearing interest at 12% per annum, issued on June 29, 2012, due 24 months from date of issuance. This note is past due.	609,000	609,000
Total Notes Payable	5,866,673	4,495,982
Less: current portion	(1,295,271)	(945,970)
Notes Payable, non current portion	$4,571,402	$3,550,012

As of September 30, 2015, the Company had suspended payments on most of its notes payable, pending completion of its anticipated refinancing. The Company has continued to service only those notes payable that are secured by specific assets under financing agreements entered into by the Company at the time those specific assets were purchased. The holders of the Senior Secured Notes (the “Senior Secured Noteholders”) agreed to forebear collection until the refinancing was completed. During the first quarter of fiscal year 2016, the Senior Secured Notes were refinanced on a long term basis (see Note 13 – Subsequent Events). Accordingly, the Senior Secured Notes are classified as non-current liabilities on the accompanying consolidated balance sheet, pursuant to the accounting guidance in ASC 470-10.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	NOTES PAYABLE, continued

As of September 30, 2015, future minimum payments related to the notes payable, are as follows:

For the Fiscal Years Ending September 30,	Notes Payable	Obligations under Capital Leases	Total
Past due or demand notes [1]	$4,492,982	$-	$4,492,982
2016	296,164	76,137	372,301
2017	168,705	80,497	249,201
2018	149,149	89,005	238,153
2019	147,181	83,505	230,686
2020	149,802	10,439	160,241
Thereafter	123,109	-	123,109
	$5,527,091	$339,582	$5,866,673

[1]   The $3,550,012 Senior Secured Notes were subsequently extinguished.

See Note 13 - Subsequent Events

During the years ended September 30, 2015 and 2014, the Company recorded interest expense of $659,611 and $754,212, respectively, related to the non-related party notes payable.

7.	NOTES PAYABLE, RELATED PARTIES

Notes payable, related parties consist of the following as of September 30, 2015 and 2014:

	September 30,
	2015	2014
Notes Payable, Related Parties

Unsecured notes payable, bearing interest at 6% per annum, issued on December 31, 2013, due 12 months from date of issuance.	-	164,605
Unsecured notes payable, no stated interest, issued on January 14, 2014, payable upon demand.	157,302	157,302
Unsecured note payable to an employee of the Company, issued on May 16, 2014, bearing interest at 6% per annum, due 12 months from date of issuance. The note is past due.	50,000	50,000
Unsecured notes payable, bearing interest at 6% per annum, issued on May 16, 2014, due 12 months from date of issuance. The notes are past due.	80,000	125,697
Total Related Party Notes Payable, current	$287,302	$497,604

During the years ended September 30, 2015 and 2014, the Company recorded interest expense of $22,381 and $21,375 respectively, related to the related party notes.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of September 30, 2015 and 2014, Accrued Expenses and Other Current Liabilities were comprised of the following:

	September 30,
	2015	2014
Accrued note interest payable	$2,030,745	$1,368,134
Accrued dividends payable	431,243	625,417
Accrued work-in-process	-	227,369
Accrued compensation expense [1]	1,731,385	131,596
Other accrued expense [2]	458,173	21,087
Total	4,651,546	2,373,603
Less: current portion	(2,965,290)	(1,219,849)
Accrued expenses, non-current	$1,686,256	$1,153,754

[1] Accrued compensation expense includes $1,512,415 of unpaid payroll taxes related to the second, third and fourth quarters of fiscal 2015.

[2] Other accrued expense at September 30, 2015 includes approximately $300,000 of estimated penalties and interest associated with the unpaid payroll taxes.

Accrued interest, non-current portion represents interest payable related to the senior secured notes that was forgiven during fiscal year 2016, and is classified as non-current liability pursuant to the provisions of ASC 470-10. See Note 13 - Subsequent Events.

9.	COMMITMENTS AND CONTINGENCIES

Guarantees

The Chief Executive Officer (“CEO”) personally guaranteed several obligations of the Company during fiscal 2014 and during the first quarter of fiscal 2015. The CEO established a personal credit card account for the purchase of goods and services by FTE. While the credit card balances were reflected in the Company’s books and records, the CEO was personally liable for the payment of the entire amount of the open credit obligation, which was as high as $30,000 during the guaranty period.

Additionally, the Company entered into several secured equipment financing arrangements during 2015 with total obligations of approximately $360,000 as of September 30, 2015 that required the guaranty of a Company officer, which was provided by the CEO.

During 2014, the Company entered into factoring agreements subject to, and agreed-upon based, in part, on the guarantees of the Company, and its Chief Executive Officer and the President of FTE Network Services. Both officers provided the form of guaranty requested by the factoring company.

Related Party Advances

During 2015, the CEO provided short-term cash advances aggregating to approximately $183,000 to the Company in order to meet short-term liquidity needs.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	COMMITMENTS AND CONTINGENCIES, continued

Property Lease Obligations

On November 1, 2013, the Company entered into a two year lease for 3,310 square feet of office space located in Naples, Florida. The lease required a $5,000 security deposit and the prepayment of the last two months’ rent at the inception of the lease. Monthly payments under the lease are $3,500 per month. (See Note 13 – Subsequent Events).

On September 22, 2014, the Company entered into a one year lease for 7,669 square feet of office space in Seattle, Washington, at a monthly rent of $6,300. (See Note 13 – Subsequent Events).

On October 1, 2014, the Company entered into a one year lease for 4,000 square feet of office space in Indianapolis, Indiana, at a monthly rent of $2,417. (See Note 13 – Subsequent Events).

On March 1, 2015, the Company entered into a one year lease for 1,333 square feet of warehouse space in Ocala, Florida, at a monthly rent of $663.

The remaining aggregate commitment for lease payments under the operating lease for the facilities as of September 30, 2015 are as follows:

For the Years Ending
September 30,	Amount
2016	$10,751
Thereafter	-
Total	$10,751

Rental expense, resulting from property lease agreements, for the years ending September 30, 2015 and 2014, respectively was $181,895 and $167,300.

In July 2013, the Company defaulted on two lease obligations with terms through December 2015 and February 2016, respectively. Claims made by the landlord at one location were settled during July 2015 for an aggregate of $105,000, consisting of cash payments totaling $55,000 and the issuance of 125 shares of the companies Series D preferred stock valued at $50,000. As of September 30, 2015, $38,000 of the settlement amount remains unpaid. During October 2015, the Company arrived at settlement of $75,000 with the landlord of the other location to be paid in cash. The Company has accrued $113,000 for these lease obligations as of September 30, 2015.

Employment Agreements

On October 14, 2013, FTE Networks entered into an employment agreement with John Wood whereby Mr. Wood agreed to serve as the Company’s Chief Operating Officer and President of its subsidiary FTE Network Services in consideration of a salary of $162,500 per year, with standard employee insurance and other benefits.  The employment agreement commenced on October 14, 2013 and ends on October 14, 2016, after which it is renewable on a year to year basis, until terminated by either party with 30 days written notice. During May 2015, Mr. Wood’s salary was increased to $200,000 per annum.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	COMMITMENTS AND CONTINGENCIES, continued

Employment Agreements, continued

On June 2, 2014, FTE Networks entered into an employment agreement with David Lethem whereby Mr. Lethem agreed to serve as the Company’s Chief Financial Officer in consideration of a salary of $120,000 per year, with standard employee insurance and other benefits.  The employment agreement commenced on June 2, 2014 and ends on June 2, 2016, after which it is renewable on a year to year basis, until terminated by either party with 30 days written notice. On June 2, 2014, FTE Networks entered into an employment agreement with John Klumpp whereby Mr. Klumpp agreed to serve on the Board of Directors. Subsequently, Mr. Klumpp joined the FTE Networks executive team as Chief Strategy Officer in consideration of a salary of $180,000 per year, with standard employee insurance and other benefits.

 On June 13, 2014, FTE Networks entered into an employment agreement with Michael Palleschi whereby Mr. Palleschi agreed to serve as the Company’s Chief Executive Officer in consideration of a salary of $250,000 per year, with standard employee insurance and other benefits.  The employment agreement commenced on June 13, 2014 and ends on June 13, 2017, after which it is renewable on a year to year basis, until terminated by either party with 30 days written notice.

Accrued Litigation Expense

Legal Matters - The Company is involved in litigation claims arising in the ordinary course of business. Legal fees and other costs associated with such actions are expensed as incurred. In addition, the Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. The Company reserves for costs relating to these matters when a loss is probable and the amount can be reasonably estimated. As of September 30, 2014, the Company had reserved $1,848,226 related to litigation. As of September 30, 2015, the Company had reserved an aggregate of $1,840,891 in Accrued Litigation Costs for the following legal matters, however, the amount of future accruals required associated with these claims, if any, cannot be determined with certainty.

Roadsafe Traffic Systems, Inc. v. Focus Fiber Solutions, LLC, et al vs. Zayo Group.

Complaint filed February 10, 2014 in the State of Arizona, Maricopa County, Docket No.: CV2014-090231.

Plaintiff Roadsafe Traffic Systems, Inc., a services vendor, made breach of contract and other claims against defendants Focus Fiber Solutions, LLC, and Zayo Bandwidth, LLC.

Relief sought is approximately $139,932.

This claim is subject to indemnification from ProFiber Solutions, LLC and MDT Labor, LLC under the Asset Purchase Agreement and related documents dated June 19, 2013.

Enterprise FM Trust v. Focus Venture Partners, Inc., et al,

Complaint filed December 12, 2013, District Court of Tulsa, Oklahoma, Docket No. CJ 2013-05647.

Plaintiff Enterprise FM Trust, a vendor, made breach of contract claims against Defendant Focus Venture Partners, Inc.

Primary relief sought approximately $118,869 in principal. Consent judgment against Focus Venture Partners, Inc. in the amount of $153,043.

This claim is subject to indemnification from ProFiber Solutions, LLC and MDT Labor, LLC under the Asset Purchase Agreement and related documents dated June 19, 2013.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	COMMITMENTS AND CONTINGENCIES, continued

Accrued Litigation Expense, continued

EAN Services, LLC v. Focus Fiber Solutions, LLC, et al,

Complaint filed December 4, 2013 District Court of Tulsa, Oklahoma, Docket No. CJ 2013-05529.

Plaintiff Enterprise FM Trust, a vendor, made breach of contract claims against Defendant Focus Fiber Solutions, LLC.

Primary relief sought is approximately $819,425 in principal. Consent judgment against Focus Fiber Solutions, LLC in the amount of $1,042,796.

This claim is subject to indemnification from ProFiber Solutions, LLC and MDT Labor, LLC under the Asset Purchase Agreement and related documents dated June 19, 2013. See FTE Networks, Inc., et al v. ProFiber Solutions, LLC, MDT Labor, LLC et al.

FTE Networks, Inc., et al v. ProFiber Solutions, LLC, MDT Labor, LLC et al

Praecipe to Issue Writ of Summons filed June 18, 2015, Commonwealth of Pennsylvania, Philadelphia County, CCP June 2015 Term, Case No. 00255.

Plaintiffs FTE Networks, Inc., formerly d/b/a Beacon Enterprise Solutions Group, LLC, Focus Fiber Solutions, LLC, Jus-Com, Inc., Focus Wireless, LLC, Optos Capital Partners, LLC, and Focus Venture Partners, Inc. filed against ProFiber Solutions, LLC, MDT Labor, LLC, and others for various matters relating to indemnification including but not limited to the following cases: Roadsafe Traffic Systems, Inc. v. Focus Fiber Solutions, LLC, et al vs. Zayo Group, Enterprise FM Trust v. Focus Venture Partners, Inc., et al, and EAN Services, LLC v. Focus Fiber Solutions, LLC, et al and Primus Electric Corporation v. Focus Fiber Solutions, LLC.

Michael Martin and Paris Arey vs. Beacon Enterprise Solutions Group, Inc. and MDT Labor, LLC, et al.

Complaint filed October 19, 2012 (amended November 6, 2013) in Jefferson Circuit County, Kentucky Circuit, Docket No. 12CI-05572.

Plaintiffs Michael L. Martin and Paris G. Arey are former employees of Beacon Enterprise Solutions Group, Inc. and MDT Labor, LLC d/b/a MDT Technical. Bruce Widener, and Michael Traina, former officers of said companies, are also defendants. Plaintiffs’ claims are primarily for severance and change in control bonuses under certain employment agreements. The case is being defended by the Company’s D&O insurance carrier, with reservations.

Primary relief sought: $190,000 under the severance claims and $380,000 under the change of control claims. Settled November 2015: $150,000 cash, $250,000 Note, 512,000 Shares of Common Stock.

Shorewood Packaging, LLC v. Optos Capital Partners, LLC.

Complaint filed October 2, 2013 in Superior Court of New Jersey, Law Division, Bergen County, Docket No. BER-L-7469-13.

Plaintiff Shorewood Packaging, LLC is a landlord for a commercial property located in New Jersey with claims for damages against Optos Capital Partners, LLC, the guarantor for tenant, Focus Wireless, LLC, relative to a breach of lease agreement.

Primary relief sought approximately $280,000. Settled: October 2015: $75,000.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	INCOME TAXES

The Company files a consolidated U.S. federal income tax return and various state tax returns.

The following summarizes the income tax provision (benefit):

	For The Years Ended
	September 30,
	2015	2014
Current:
Federal	$-	$883,393
State and local	-	77,946
Utilization of fully reserved net operating losses	-	(961,339)
	-	-
Deferred:
Federal	(1,186,733)	560,270
State and local	98,834	49,436
	(1,087,899)	609,706
Change in valuation allowance	1,087,899	(609,706)
Income tax provision (benefit)	$-	$-

The Company has the following net deferred tax assets:

	September 30,
	2015	2014

Net operating loss carryforwards	$1,445,277	$791,255
Accruals	2,007,371	1,353,310
Other - reserves	301,631	329,596
Deferred tax assets, gross	3,754,279	2,474,161
Property and equipment	(192,219)	-
Sub-total	3,562,060	2,474,161
Valuation allowance	(3,562,060)	(2,474,161)

Deferred tax assets, net	$-	$-

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	INCOME TAXES, continued

The reconciliation of the expected tax expense (benefit), based on statutory rates, with the actual expense, is as follows:

	For The Years Ended
	September 30,
	2015	2014

Expected federal statutory rate	(34.0)%	34.0%
State tax rate, net of federal benefit	(1.0)%	3.1%
Permanent differences - meals & entertainment	0.6%	0.8%
Impact of change in weighted average state tax rate	3.8%	0.0%
Change in valuation allowance	30.6%	(37.9)%

Income tax provision (benefit)	0.0%	0.0%

For the years ended September 30, 2015 and 2014, the Company had approximately $4,129,000 and $2,139,000 of federal and state net operating loss carryovers (“NOLs”), respectively, which begin to expire in 2032. However, the Company has not filed its federal and state income tax returns for its fiscal years ended September 2012, 2013, 2014 or 2015. Therefore, the Company’s NOLs will not be available to offset future taxable income, if any, until the returns are filed. These NOLs are subject to annual limitations under Internal Revenue Code Section 382 if there is a greater than 50% ownership change. In addition, Beacon had generated approximately $25 million of NOLs prior to the Beacon Merger, which the Company’s preliminary analysis indicates would be subject to significant limitations pursuant to Internal Revenue Code Section 382, such that no deferred tax asset has been reflected herein related to the Beacon NOLs.

The Company, after considering all available evidence, fully reserved its deferred tax assets since it is more likely than not that such benefits will not be realized in future periods. Although the Company generated modest book and tax income during the year ended September 30, 2014, prior to that and in the current fiscal year the Company incurred regular book and tax losses. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s deferred tax assets satisfy the realization standards, the valuation allowance will be reduced accordingly. During the years ended September 30, 2015 and 2014, the valuation allowance increased by $1,087,899 and decreased by $609,706, respectively.

The Company does not have any uncertain tax positions for which it is reasonably possible that the total amount of gross unrecognized tax benefits will increase or decrease within 12 months of September 30, 2015. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	STOCKHOLDERS’ EQUITY

Authorized Capital

FTE is currently authorized to issue up to 70,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of convertible preferred stock, par value $0.01 per share, of which the following series have been designated: 4,500 shares of Series A, 1,000 shares of Series A-1, 4,000 shares of Series B, 400 shares of Series C-1, 2,000 shares of Series C-2, 110 shares of Series C-3 and 2,000,000 shares of Series D. See Note 13 – Subsequent Events regarding designation of Series F convertible preferred stock.

Beacon Solutions 2008 Long Term Incentive Plan

The Beacon Solutions 2008 Long Term Incentive Plan (“the 2008 Plan”) was approved by stockholders on April 16, 2009. The 2008 Plan initially provided for 1,000,000 shares of common stock to be reserved under the plan. On May 26, 2011 a majority of the Company’s stockholders approved a resolution to reserve and authorized an additional 1,000,000 shares of the Company’s common stock under the 2008 Plan. On September 30, 2012, there were 1,025,000 options outstanding under the 2008 Plan. These options expired during the year ended September 30, 2013. There were no equity awards outstanding under the 2008 Plan as of September 30, 2015 or 2014.

Common Stock

The Company is presently authorized to issue up to 70,000,000 shares of common stock, $0.001 par value per share, of which 45,333,475 and 39,987,080 shares of common stock are presently issued and outstanding as of September 30, 2015 and 2014, respectively. The holders of the Company’s common stock are entitled to receive dividends equally when, as and if declared by the board of directors, out of funds legally available therefor.

The holders of the Company’s common stock have sole voting rights, one vote for each share held of record, and are entitled upon liquidation of the Company to share ratably in the net assets of the Company available for distribution after payment of all obligations of the Company and after provision has been made with respect to each class of stock, if any, having preference over the common stock, currently including the Company’s preferred stock. Shares of the Company’s common stock do not have cumulative voting rights and vote together with the Company’s preferred stock on all matters requiring stockholder approval. Therefore, the holders of a majority of the voting rights of the Company’s common stock are the Series D preferred shareholders and collectively they may elect all of the directors of the Company, control its affairs and day-to-day operations. The shares of common stock are not redeemable and have no preemptive or similar rights. All outstanding shares of the Company’s common stock are validly issued, fully paid for and non-assessable.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	STOCKHOLDERS’ EQUITY, continued

Common Stock Transactions

On April 17, 2015, the Company issued 5,115,562 shares of its common stock with a grant date value of $51,156 to eighty-two (82) Senior Secured Note holders as an incentive for executing amended forbearance agreements on their respective notes.

The value of the common stock was revised from the $1,023,112 amount previously reported in the financial statements for the three and nine months ended June 30, 2015, due to a change in the valuation of the common stock issued. Management has evaluated the effect of the change in the valuation and determined that the non-cash adjustment is qualitatively immaterial to the Company’s financial position and results of operations for the three and nine months ended June 30, 2015. However, if the adjustments to reflect the change in valuation are recorded in the third quarter of 2015, management believes that the impact would have been significant to the third quarter and would impact comparisons to prior periods. In accordance with guidelines issued in Staff Accounting Bulletin No. 108, the Company has impacted the financial statements included herein to record adjustments to forbearance expense and additional paid in capital to include the effect of the change in valuation in the third quarter of 2015. The Company will present the revised comparative financial statements when it files its Form 10-Q for the three and nine months ended June 30, 2016.

Since inception, the Company has not paid any cash dividends on its common stock.

Preferred Stock

The Company is authorized to issue a total of 5,000,000 shares of convertible preferred stock with such designations, rights, preferences and/or limitations as may be determined by the Board, and as expressed in a resolution thereof. Each share of Series D Preferred stock is (a) entitled to vote alongside the common stockholders and has 20 votes; and (b) is mandatorily convertible into 400 shares of common stock (equal to 20 shares of common stock on a post-split basis) upon an increase in the number of common shares authorized, and the implementation of a 1-for-20 reverse stock split.

Dividend charges recorded during the years ended September 30, 2015 and 2014 are as follows:

	For The Years Ended
	September 30,
	2015	2014
Series
A	$50,038	$50,038
A-1	29,523	29,523
B	-	-
C-1	-	-
C-2	-	-
C-3	-	-
Total	$79,561	$79,561

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	STOCKHOLDERS’ EQUITY, continued

Preferred Stock, continued

Accrued dividends payable at September 30, 2015 and 2014 are comprised of the following:

	September 30,
	2015	2014
Series
A	$247,136	$197,098
A-1	184,107	154,583
B	-	187,197	[1]
C-1	-	56,743	[2]
C-2	-	13,962	[2]
C-3	-	15,834	[2]
Total	$431,243	$625,417

[1] – Prior to conversion to Series D.

[2] – Prior to conversion to common stock.

Series A and Series A-1 Convertible Preferred Stock

The Company has designated 4,500 shares of Series A Convertible Preferred Stock (“Series A”) and 1,000 shares of Series A-1 Convertible Preferred Stock (“Series A-1”), of which 500 and 295 shares, respectively, are currently issued and outstanding. Holders of the Series A and Series A-1 are entitled to receive contractual cumulative dividends in preference to any dividend on the common stock at the rate of 10% per annum on the initial investment amount commencing on the date of issue. Such dividends are payable on January 1, April 1, July 1 and October 1 of each year, upon the declaration of payment by the Board of Directors.

The Series A and Series A-1 shares also contain a right of redemption in the event of liquidation or a change in control. The redemption feature provides for payment of a liquidation fee of 110% of the face value of the Series A shares and 125% of the face value of the series A-1 shares plus any accrued unpaid dividends in the event of bankruptcy, change of control, or any actions to take the Company private.

Series B Convertible Preferred Stock

The Company has designated 4,000 shares of Series B Convertible Preferred Stock (“Series B”), of which 0 shares are currently issued and outstanding. Holders of Series B are entitled to receive contractual cumulative dividends in preference to any dividend on the common stock (but subject to the rights of the previously issued series of preferred stock) at the rate of 6% per annum on the initial investment amount, commencing on the date of issue. Such dividends are payable on January 1, April 1, July 1 and October 1 of each year upon the declaration of payment by the Board of Directors. The Series B shares also contain a right of redemption in the event of liquidation or a change in control. The redemption feature provides for payment of a liquidation fee of 125% of the face value plus any accrued unpaid dividends in the event of bankruptcy, change of control, or any actions to take the Company private. There are no shares of Series B currently issued or outstanding.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	STOCKHOLDERS’ EQUITY, continued

Preferred Stock, continued

Series C-1, Series C-2 and Series C-3 Convertible Preferred Stock

The Company has designated 400, 2,000 and 110 shares of Series C-1 Convertible Preferred Stock (“Series C-1”), Series C-2 Convertible Preferred Stock (“Series C-2”) and Series C-3 Convertible Preferred Stock (“Series C-3), respectively. There are no shares of Series C-1, Series C-2 or Series C-3 currently issued or outstanding.

Holders of Series C-1, C-2 and C-3 would be entitled to receive contractual cumulative dividends in preference to any dividend on the common stock (but subject to the rights of the previously issued series of preferred stock) at the rate of 6% per annum on the initial investment amount, commencing on the date of issue. Such dividends would be payable on January 1, April 1, July 1 and October 1 of each year upon the declaration of payment by the Board of Directors.

Series D Convertible Preferred Stock

The Company has designated 2,000,000 shares of Series D Convertible Preferred Stock (“Series D”), of which 1,830,759 and 1,693,981 shares are currently issued and outstanding as of September 30, 2015 and 2014, respectively. Each share of Series D is mandatorily convertible at a rate of 400 shares of common stock or 20 shares of common stock after the effect of a future 1-for-20 reverse stock split) for each share of preferred stock upon (a) a sufficient increase in the authorized common shares; and (b) a reverse split of the common shares.

Upon the declaration or distribution of any dividend to holders of common stock, holders of Series D are entitled to receive dividends equal to the amount of dividend that would have been payable to the holder had such holder converted the Series D to common on the record date for the determination of shareholders entitled to the distribution.

Preferred Stock Transactions

Non-cash preferred stock transactions were valued consistent with the valuations observed in cash transactions.

During the fourth quarter of the fiscal year ended September 30, 2014, the Company granted 29,170 shares of Series D preferred stock valued at $116,680 as compensation. Employees were granted 12,500 of the shares and the remaining 16,670 shares were granted to vendors in exchange for services.

During the year ended September 30, 2014, the Company sold an aggregate of 414,800 shares of Series D preferred stock to an investor for aggregate gross proceeds of $1,659,200, which resulted in aggregate net proceeds of $613,600 after deducting subscription receivables of $283,948 and issuance costs of $573,101.

During the first quarter of fiscal year 2015, the Company issued 195,918 shares of Series D preferred stock to an investor for aggregate gross proceeds of $783,672, which resulted in aggregate net proceeds of $430,683 used to pay accounts payable on behalf of the Company, after deducting a subscription receivable of $352,989.

On January 16, 2015, the Company granted 12,500 shares of its Series D preferred stock with a grant date value of $50,000, to an existing noteholder as incentive for forbearance on the note.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	STOCKHOLDERS’ EQUITY, continued

On May 1, 2015, the Company issued 12,500 shares of its Series D preferred stock with a grant date value of $50,000 in settlement of lease termination costs.

During the fourth quarter of fiscal 2015, the Company expensed the value of 118,332 shares of Series D preferred stock issued to vendors and others in recognition of favorable payments terms that were extended to the Company and recorded $473,328 of stock based compensation. The Company cancelled 201,672 shares of preferred stock that were previously issued where the parties never reached agreement on the issuance terms.

During the years ended September 30, 2015 and 2014, the Company accrued an additional $79,561 and $79,561 of preferred stock dividends, respectively.

Warrants

There were no common stock warrants issued during the years ended September 30, 2015 and 2014.

A summary of the activity related to warrants for the purchase of the Company’s common stock during the years ended September 30, 2015 and 2014 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding, September 30, 2013	7,720,374	$0.96
Issued	-	-
Exercised	-	-
Expired	(4,802,120)	1.00
Outstanding, September 30, 2014	2,918,254	$0.89
Issued	-	-
Exercised	-	-
Expired	(2,173,255)	1.00
Outstanding, September 30, 2015	744,999	$0.58	0.3	$-

Exercisable, September 30, 2015	744,999	$0.58	0.3	$-

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	STOCKHOLDERS’ EQUITY, continued

Warrants, continued

The following table presents information related to common stock warrants at September 30, 2015:

Warrants Outstanding		Warrants Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants

$0.40	449,999	0.3	449,999
0.75	175,000	0.5	175,000
1.00	120,000	0.3	120,000
	744,999		744,999

In addition, warrants to purchase 98,492 shares of Series D convertible preferred stock at $4.00 per share, which are not included in the table above, were issued to a placement agent in fiscal 2015 in connection with the sale of Series D convertible preferred stock.

12.	SEGMENT DATA

The Company’s reportable operating segments consist of its telecommunications segment and its staffing segment, which are organized, managed and operated along key product and service lines. The Company allocates its Corporate Overhead between its two operating segments.

The following tables summarize financial information about the Company’s business segments for the year ended September 30, 2015. The staffing segment was in the development stage during the year ended September 30, 2014 and only generated negligible revenues and expenses during that period.

	For the Year Ended
	September 30, 2015
	Telecommunications	Staffing	Consolidated

Revenues	$8,722,147	$5,666,535	$14,388,682
(Loss) Income from Operations	$(1,657,238)	$50,417	$(1,606,821)
Depreciation and Amortization	$108,324	$-	$108,324
Interest Expense	$1,281,445	$26,631	$1,308,076

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	SUBSEQUENT EVENTS

Common Stock Transactions

On October 29, 2015, the Company issued 539,925 shares of its common stock as settlement of a vendor note payable of $130,970 and accounts payable of $85,000.

On December 31, 2015, the Company issued 512,820 shares of its common stock as part of the legal settlement of  Michael  Martin  and  Paris  Arey  vs. Beacon  Enterprise  Solutions  Group,  Inc. and MDT Labor,  LLC, et al (See Note 9 – Commitments and Contingencies).

Lease Agreements

On October 13, 2015, the Company entered into an agreement to lease 5,377 square feet of office space in Naples, Florida. The lease commenced on November 1, 2015 and expires on November 30, 2022. The annual base rent under the lease is $131,736 for the first lease year, and is subject to annual increases of between 3.4% and 4.1%. The Company provided a security deposit of $19,716, pursuant to the terms of the lease.

On November 1, 2015 the Company entered into an agreement to lease warehouse space in Marysville, Washington. The lease has a term of 12 months an annual base rent of $36,000 and a security deposit of $3,000.

On December 15, 2015 the Company entered into an agreement to lease office and warehouse space in Indianapolis, Indiana. The lease commences on January 1, 2016, and expires on January 1, 2019. Annual base rent under the lease is $32,400 and a security deposit of $2,500 was paid upon the execution of the lease.

Authorization of Series F Preferred Stock

The Board of Directors of the Company authorized the designation of a new series of preferred stock, the Series F Stock, out of its available “blank check preferred stock” and authorized the issuance of up to 1,980,000 shares of the Series F Stock. The Company filed a Certificate of Designation with the Secretary of State of the State of Nevada on November 2, 2015. The Series F Stock has various rights, privileges and preferences, including: (i) a stated value of $4.00 per share; (ii) conversion into 20 shares of Common Stock (subject to adjustments) upon the filing of an amendment to the Company’s Articles of Incorporation incorporating a reverse stock split; and (iii) a liquidation preference in the amount of the stated value.

Employment Agreements

On December 21, 2015, the Company entered into an offer letter with Kirstin Gooldy whereby Ms. Gooldy agreed to serve as Chief Compliance Officer in consideration of a salary of $112,500 per year, with standard employee insurance and other benefits, plus, within thirty days of hire, the greater of (a) 50,000 share equivalents or (b) shares equivalent to 1% of the Company’s fully diluted equity, vesting over twelve months,.  The employment agreement commenced on January 4, 2016.

On October 26, 2015, the Company entered into a three year employment agreement with Carlie Ancor, pursuant to which Mr. Ancor agreed to continue to serve as the Company’s Chief Marketing Officer.  The agreement was amended on January 1, 2016 such that Mr. Ancor’s title was changed to Chief Technology Officer.  The agreement, as amended, is subject to automatic one-year extensions, unless either party provides ninety (90) days notice of its intention not to renew the agreement.  The agreement provides for an annual base salary of $200,000, as well as performance bonuses based upon the achievement of certain milestones.  In connection with the employment agreement, Mr. Ancor is entitled to receive the greater of (a) 25,000 share equivalents; or (b) shares equivalent to 1% of the Company’s fully diluted equity, to be granted, at the earliest to occur of (a) 24 months from the date of execution of the employment agreement; or (b) thirty (30) days prior to any significant conversion event; or (c) upon Mr. Ancor’s demand.  The Company may not terminate Mr. Ancor without cause and if Mr. Ancor terminates for any reason other than voluntarily or for cause, he’s entitled to receive his salary and benefits for the remainder of his contractual term in the form of a lump sum cash payment sixty (60) days after his termination date.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	SUBSEQUENT EVENTS, continued

Entry into a Credit Facility and Repayment of Senior Secured Notes

On November 3, 2015, the Company entered into a credit agreement, dated October 28, 2015 (the “Agreement”), pursuant to which the Company entered into $8 million in term loans from Lateral Investment Management (“Lateral”). Proceeds of $1.8 million were used to extinguish an aggregate principal amount of approximately $3.5 million of Senior Secured Promissory Notes, pursuant to a tender offer. The noteholders who tendered their notes received the tender offer consideration of $0.50 per $1 principal amount of the Notes from the proceeds from the term loan, and all interest payable on the notes was forgiven. The Company expects to recognize approximately a $3.5 million gain related to the extinguishment of the Senior Secured Promissory Notes. Proceeds of $3.0 million were deposited into a restricted Company bank account which requires Lateral’s approval to utilize.

In connection with the agreement, the Company issued 555,344 shares of Series F preferred stock to Lateral. The Company and Lateral also entered into a Registration Rights agreement in connection with the issuance of these shares, pursuant to which the Company must file a registration statement with the SEC, with respect to the shares. Lateral may request redemption of some or all of its Series F preferred stock any time after October 28, 2017, subject to the Company (a) meeting certain minimum capitalization and EBITDA requirements; and (b) being able to continue as a going concern on a post-redemption basis.  The redemption price per share is variable and equals 10 (ten) times the last twelve months EBITDA, multiplied by the Lateral fully-diluted ownership percentage and then divided by the Lateral Series F preferred stock shares outstanding.  In addition, Lateral was granted anti-dilution rights which permit it to receive additional equity securities to maintain its fully-diluted ownership interest to the extent that the Company issues equity securities to third parties, up to a maximum of $5,000,000. Furthermore, so long as Lateral maintains a fully-diluted ownership interest of 10% or more, the Company may not without Lateral’s consent (a) enter into new indebtedness exceeding $400,000; (b) undertake a Major Transaction Event (as defined); or (c) terminate or replace its Chief Executive Officer.

Related Party Advances

Subsequent to September 30, 2015, the CEO provided additional short-term cash advances aggregating to approximately $90,000 (bringing the outstanding balance to approximately $273,000) to the Company in order to meet short-term liquidity needs.  The aggregate obligation is now evidenced by a Promissory Note dated December 30, 2015, whereby the stated interest rate is 3% per month (retroactive to the initial May 1, 2015 cash advance) and the stated maturity date for the full principal amount and all accrued interest is January 31, 2016. If the Company fails to repay the note, certain late charges and default interest rates apply.

