Form 10-QT
period 2015-12-31
FTE Networks, Inc.
filed 2016-04-11
CIK 1122063

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from October 1, 2015 to December 31, 2015.

Commission file number: 000-31355

FTE Networks, Inc.
(Exact name of registrant as specified in its charter)

Nevada	81-0438093
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

999 Vanderbilt Beach Road, Suite 601
Naples, Florida 34108
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

As of April 11, 2016, there were 46,586,220 shares of FTE Networks, Inc. common stock, $0.01 par value issued outstanding.

FTE NETWORKS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE TRANSITION QUARTERLY PERIOD ENDED DECEMBER 31, 2015

FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q may be “forward-looking statements.” Forward-looking statements are not historical facts but include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict.

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

All written and oral forward-looking statements made in connection with this Quarterly Report on Form 10-Q that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Any forward looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

FTE NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2015	2015
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash	$205,133	$207,740
Restricted Cash	3,003,226	-
Accounts receivable, net	1,446,480	1,215,445
Other current assets	2,047,606	2,052,583
Total current assets	6,702,445	3,475,768

Property and equipment, net	2,544,497	1,419,040
Total Assets	$9,246,942	$4,894,808

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Factor line of credit	-	600,554
Accounts payable	2,998,240	2,476,902
Due to related parties	245,764	183,538
Accrued expenses and other current liabilities	3,578,945	2,965,290
Notes payable, current portion	1,887,120	1,295,271
Notes payable, related parties, current portion	287,301	287,301
Accrued lease termination costs	-	113,000
Accrued litigation costs	1,335,771	1,840,891
Total Current Liabilities	10,333,141	9,762,747
Notes payable, non-current portion	1,572,063	4,571,402
Senior note payable, non current portion, net of original issue discount and deferred costs	6,846,110	-
Accrued interest, non-current portion	-	1,686,256
Total Liabilities	18,751,314	16,020,405
Temporary equity:
Series D convertible preferred stock, subject to put provision, stated value $4.00, 2,000,000 designated and 163,441 and 0 shares issued and outstanding at December 31, 2015 and September 30, 2015, respectively (liquidation preference of $653,764)	129,027	-
Series F convertible preferred stock, subject to put provision, stated value $4.00, 2,000,000 designated and 391,903 and 0 shares issued and outstanding at December 31, 2015 and September 30, 2015, respectively (liquidation preference of $1,567,612)	308,353	-
Total temporary equity	437,380	-

Commitments and contingencies

Stockholders' Deficiency:
Preferred stock; $0.01 par value, 5,000,000 shares authorized:
Series A convertible preferred stock, stated value $1,000, 4,500 shares designated and 500 shares issued and outstanding at December 31, 2015 and September 30, 2015 (liquidation preference $1,309,648)	5	5
Series A-1 convertible preferred stock, stated value $1,000, 1,000 shares designated and 295 shares issued and outstanding at December 31, 2015 and September 30, 2015 (liquidation preference $855,233)	3	3
Series D convertible preferred stock, stated value $4.00, 1,980,000 designated and 1,830,759 shares issued and outstanding at December 31, 2015 and September 30, 2015, respectively (liquidation preference of $7,323,036)	18,308	18,308
Series F convertible preferred stock, stated value $4.00, 2,000,000 designated and 525,558 and 0 shares issued and outstanding at December 31, 2015 and September 30, 2015, respectively (liquidation preference of $2,102,232)	5,256	0
Common stock; $0.001 par value, 70,000,000 shares authorized and 46,386,220 and 45,333,475 shares issued and outstanding at December 31, 2015 and September 30, 2015, respectively	46,387	45,333
Additional paid-in capital	3,009,007	2,522,643
Subscriptions receivable	(204,789)	(349,789)
Accumulated deficit	(12,815,929)	(13,362,100)
Total Stockholders' Deficiency	(9,941,752)	(11,125,597)
Total Liabilities and Stockholders' Deficiency	$9,246,942	$4,894,808

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTE NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	December 31,
	2015	2014

Revenues, net of discounts	$3,070,805	$2,944,035
Cost of revenues	2,567,858	1,718,238
Gross Profit	502,947	1,225,797

Operating Expenses
Compensation expense – selling, general, and administrative	1,356,288	293,575
Selling, general and administrative expenses	1,172,508	359,280
Travel expense	178,140	60,530
Occupancy costs	92,497	37,558
Total Operating Expenses	2,799,433	750,943
Operating (Loss) Income	(2,296,486)	474,854

Other Income (Expense)
Interest expense	(435,463)	(263,197)
Amortization of debt discount	(72,876)	-
Other (expense) income	(80,537)	7,997
Gain on extinguishment of senior debt	3,431,533	-
Total Other Income (Expense)	2,842,657	(255,200)

Net Income	546,171	219,654

Preferred stock dividends	(19,890)	(19,890)
Net Income attributable to common shareholders	$526,281	$199,764

Earnings per share:
Basic	$.01	$-
Diluted	$.01	$-

Weighted average number of common shares outstanding:
Basic	46,386,220	39,987,080
Diluted	54,269,845	41,247,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTE NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED DECEMBER 31, 2015

(unaudited)

	Series A		Series A-1		Series D		Series F		Common		Paid in	Subscription	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity
	Preferred		Preferred		Preferred		Preferred
9/30/2015 Balance	500	$5	295	$3	$1,830,759	$18,308	0	$0	45,333,475	$45,334	$2,522,643	$(349,789)	$(13,362,100)	$(11,125,597)
Repayment of Subscription Receivable												145,000		145,000
Common Stock Issued in legal Settlement									512,820	513	4,607			5,120
Common Stock Issued for Note Payable									539,925	540	139,161			139,701
Preferred Stock Issued for Note Payable							6,250	63			24,937			25,000
Preferred Stock Issued to Employees							519,308	5,193			337,550			342,743
Accrued Dividends -Preferred Stock											(19,890)			(19,890)
Net Income													546,171	546,171

Totals as of 12/31/15	500	$5	295	$3	$1,830,759	$18,308	525,558	$5,256	46,386,220	$46,387	$3,009,007	$(204,789)	$(12,815,929)	$(9,941,752)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTE NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended
	December 31,
	2015	2014
Cash flows from operating activities:
Net income	$546,171	$219,654
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred financing costs	72,876	-
Stock Based Compensation	342,743	-
Depreciation and amortization	96,698	9,562
Amortization of original issue discount	36,448	-
Gain on extinguishment of senior debt and accrued interest	(3,431,533)	-
Payment in kind interest-senior debt	48,682	-
Changes in operating assets and liabilities:
Accounts receivable	(231,035)	(887,302)
Other current assets	4,977	59,020
Accounts payable and accrued liabilities	1,076,170	199,496
Net cash used in operating activities	(1,437,803)	(399,570)

Cash flows from investing activities:
Purchases of property and equipment	(94,358)	(153,893)
Restricted cash account	(3,003,226)	-
Net cash used in investing activities	(3,097,584)	(153.893)

Cash flows from financing activities:
Payments on factor lines of credit, net	(600,554)	-
Proceeds from issuance of notes payable	8,000,000	-
Payments on notes payable	(2,194,376)	(6,419)
Proceeds from issuance of notes payable-related parties	62,226	-
Proceeds from repayment of subscriptions receivable	140,000	600,000
Payment of deferred financing costs prior to closing	(874,516)	-
Net cash provided by financing activities	4,532,780	593,581

Net change in cash	(2,607)	40,118
Cash, beginning of period	207,740	1,254
Cash, end of period	$205,133	$41,372

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$264,865	$94,443

Non-cash financing activities:
Notes payable issued to finance equipment purchases	$1,127,797	$94,169
Unpaid subscription for preferred shares	$-	$783,672
Repayment in kind of subscription receivable	$5,000	$60,000
Issuance of notes to settle accrued litigation	$288,000	$-
Common stock issued for legal settlement	$5,120	$-
Common stock issued for notes payable	$139,701	$-
Preferred stock issued for notes payable	$25,000	$-
Accrued dividends, preferred stock	$19,890	$19,890

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(audited and unaudited)

1.	DESCRIPTION OF BUSINESS AND HISTORY

Overview

FTE Networks, Inc. (FTNW), and its wholly owned subsidiaries, is a leading international networking infrastructure service solutions company. The Company designs, build, and support telecommunications and technology systems and infrastructure services for Fortune 500 companies operating four (4) industry segments; Data Center Infrastructure, Fiber Optics, Wireless Integration, and Surveillance & Security.  FTE Networks is headquartered in Naples, Florida, with offices throughout the United States and Europe.

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

The unaudited condensed consolidated financial statements and these notes should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 (the “Annual Report”). The condensed consolidated balance sheet data as of September 30, 2015 included herein was derived from the audited consolidated financial statements included in the Annual Report, but such condensed data does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for audited financial statements. The unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures, including critical and significant accounting policies, normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Results of operations and cash flows for interim periods presented in the unaudited condensed consolidated financial statements are not necessarily indicative of results of operations and cash flows for the full fiscal year. Effective January 27, 2016, the Company changed it’s fiscal year end from September 30 to December 31. The accompanying unaudited condensed consolidated financial statements cover the transition period from October 1, 2015 to December 31, 2015. The Company’s 2016 fiscal year will cover the period from January 1, 2016 to December 31, 2016.

On April 7, 2015, FASB issued Accounting Standards Update (ASU) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, as part of its simplification initiative. The ASU changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The ASU specifies that “issue costs shall be reported in the balance sheet as a direct deduction from the face amount of the note” and that amortization of debt issue costs shall also be reported as interest expense. According to the ASU’s Basis for Conclusions, debt issuance costs should be reported on the balance sheet as deferred charges until that debt liability amount is recorded. The guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company has analyzed the impact of this update and has adopted the provisions in this report.

During September 2015, the FASB issued ASU 2015-16, Business Combination – Simplifying the Measurement-Period Adjustments. The update, which applies to all entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs, requires an acquirer to recognize adjustments to provisional amount that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in the Update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The Company is currently in the process of evaluating the impact of this new pronouncement on its consolidated financial position and results of operations.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires that equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Furthermore, equity investments without readily determinable fair values are to be assessed for impairment using a quantitative approach. The amendments in ASU 2016-01 should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, with other amendments related specifically to equity securities without readily determinable fair values applied prospectively. The amendments in ASU 2016-01 will become effective for us as of the beginning of our 2019 fiscal year. The adoption of this guidance is not expected to have a material impact upon our financial condition or results of operations.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(audited and unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842). The guidance in ASU 2016-02 requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. ASU 2016-02 leaves the accounting for leases by lessors largely unchanged from previous GAAP. The guidance in ASU 2016-02 will become effective for us as of the beginning of our 2020 fiscal year. We are currently evaluating the impact that the adoption of ASU 2016-02 will have on our consolidated financial statements, which we expect will have a material effect on our statement of financial position, and have not made any decision on the method of adoption with respect to the optional practical expedients.

In June 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification Topic No. 718, “Compensation - Stock Compensation” (“ASC 718”), as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The standard will be effective for the Company on January 1, 2016. The adoption of ASU 2014-12 is not expected to have a material effect on the Company’s financial statements or disclosures.

Liquidity - The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2015, the Company has an accumulated deficit of $12.8 million. In addition, the Company has working capital deficiencies of $3.6 million and $6.3 million as of December 31, 2015 and September 30, 2015, respectively. Management plans to continue to raise additional funds through the sales of debt or equity securities. Consistent with management’s plans to increase liquidity and enhance capital resources, the Company successfully negotiated an $8 million replacement senior credit facility and retired $3.5 million of senior secured notes and related accrued interest through a tender offer. The Company paid the December 31, 2015 interest payment due on the new senior note, $146,000, on January 20, 2016. However, there is no assurance that additional financing will be available when needed or that management will be able to obtain and close financing, including the aforementioned transaction, on terms acceptable to the Company or whether the Company will become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Reclassifications – Certain  prior year balances have been reclassified in order to conform to current year presentation. These reclassifications have no effect on previously reported results of operations or loss per share.

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

Revenue and Cost of Goods Sold Recognition – Generally, for the staffing business, revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price to the buyer is fixed or determinable, and (4) collectability is reasonably assured.

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

Provisions for losses on uncompleted contracts are made in the period such losses are known. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, changes in raw material costs, and final contract settlements may result in revisions to revenue, costs and income and are recognized in the period in which the revisions are determined.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(audited and unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Earnings Per Share – Basic earnings per common share is computed by dividing net income attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing net income attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period, increased to include the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued using the treasury stock method. Dilutive convertible shares and warrants are excluded from the calculation of weighted average dilutive common shares because they are not currently convertible or because their inclusion would have been anti-dilutive. The following table sets forth the computation of basic and diluted earnings (loss) per common share from continuing operations:

	For the Three Months Ended
	December 31,
	2015	2014
Numerator:
Net income	$546,171	$219,654
Preferred stock dividends	(19,890)	(19,890)
Net income attributable to common shareholders	$526,281	$199,764
Denominator:
Weighted average number of common shares outstanding - basic	45,765,382	39,987,080

Effect of dilutive securities:
Convertible preferred stock, Series A	-	667,169
Convertible preferred stock, Series A-1	-	393,645
Convertible debt	-	200,000
Convertible preferred stock, Series D	2,131,839	-
Convertible preferred stock, Series F	6,372,623	-
Total dilutive shares	8,504,462	1,260,814
Weighted average number of common shares outstanding - diluted	54,269,845	41,247,894
Earnings per share:
Basic	$.01	$-
Diluted	$.01	$-

The following securities are excluded from the calculation of weighted average dilutive common shares because they are not currently convertible, or because their inclusion would have been anti-dilutive:

	For the Three Months Ended
	December 31,
	2015	2014
Convertible preferred stock, Series A	667,169	667,169
Convertible preferred stock, Series A-1	393,645	393,645
Convertible preferred stock, Series D [1]	797,680,000	755,948,000
Convertible preferred stock, Series F [1]	366,984,400	-
Warrants	437,336	797,359
Convertible debt	200,000	200,000
Total potentially dilutive shares	1,166,362,549	758,006,173

[1]	The Series D and Series F preferred shares are convertible at a rate of 400 pre-split shares of common stock for each share of preferred stock but not until the Company has effected a sufficient increase in the authorized common shares.

Concentration of Credit Risk – Financial instruments that potentially expose the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. The Company maintains its cash at one financial institution that management believes is a high-credit, high-quality financial institution and accordingly, subject to minimal credit risk. Deposits held with these financial institutions may be in excess of the amount of insured limits provided on such deposits, if any. The Company is subject to risk of nonpayment of its trade accounts receivable.

The Company’s customer base is highly concentrated. As of September 30, 2015, the Company’s two largest customers, a provider of large scale fiber optic cables (“Customer E”) and a leading provider of wireless infrastructure solutions (“Customer B”) represented 47% and 12% of accounts receivable, respectively. As of December 31, 2015, the Company’s three largest customers, Customer E, Customer H and Customer B, represented 47%, 14%, and 10% of accounts receivable, respectively.

Revenue may significantly decline if the Company were to lose one or more of its significant customers. For the three months ended December 31, 2015 and December 31, 2014, Customer C represented approximately 1% and 89%, respectively, and a corporate staffing customer within the Company’s staffing segment, Customer D, represented 52% and 0%, respectively.

Deferred taxes – During the three months ended December 31, 2015 and 2014, the difference between the effective tax rate and the statutory tax rate is due to the utilization of fully reserved net operating losses.

Amortization of Senior Note Debt Discount and Deferred Financing Costs – The amortization of the senior note debt discount (Note 5. Senior Debt) is calculated monthly using the straight line method, which approximates the interest rate method, over the original term of the note, twenty-four months. The result of this monthly amortization is recognized in amortization of debt discount in the period amortized for the debt discount and interest expense for the deferred finance costs.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(audited and unaudited)

3.	RESTRICTED CASH ACCOUNT

The restricted cash account was created to deposit the unused proceeds from the Company’s new senior debt (Note 5. Senior Debt). The funds are kept at a bank in an account segregated from our main operating account. The Company does not have direct access to or control over the funds held in this account. The funds are disbursed to the Company upon the written request of the lender. These balances were $3,003,226 as of December 31, 2015 and $0 as of September 30, 2015, respectively.

4.	OTHER CURRENT ASSETS

Other current assets consist of the following as of December 31, 2015 and September 30, 2015:

	December 31, 2015	September 30, 2015

Other receivables, net of reserve of $150,000 as of December 31, 2015 and September 30, 2015	$1,232,555	$1,082,551
Security deposits and prepaid expenses	191,253	376,321
Pre-paid Cost (WIP)	623,798	593,711
TOTAL	$2,047,606	$2,052,583

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(audited and unaudited)

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of December 31, 2015 and September 30, 2015, Accrued Expenses and Other Current Liabilities were comprised of the following:

	December 31,	September 30,
	2015	2015
Accrued interest payable[1]	$817,452	$2,030,745
Accrued dividends payable	451,133	431,243
Accrued compensation expense[2]	2,015,277	1,731,385
Other accrued expense	295,083	458,173
Total	3,578,945	4,651,546
Less: non-current portion	-	(1,686,256)
Accrued expenses, current	$3,578,945	$2,965,290

[1]	Accrued interest payable includes approximately $300,000 of estimated penalties and interest associated with the unpaid payroll taxes as of December 31, 2015, and September 30, 2015 respectively.

[2]	Accrued compensation expense includes $1,863,031 and $1,512,415 of unpaid payroll taxes related for the period ended December 31, 2015 and September 30, 2015, respectively.

6.	NOTES PAYABLE

	December 31,	September 30,
	2015	2015

Vendors Notes (Unsecured)

Short term vendor Note issued on December 31, 2013 at a stated interest rate of 5% per annum. The Company issued 539,925 shares of its common stock on October 27, 2015 to pay this note in full.	$-	$130,970
Short term vendor Notes (“Vendor Notes”) issued during August 2013 and December 2015 at a stated interest rate of 0% per annum. Terms range from 4 to 12 months. The Company issued 6,250 shares of its series F preferred stock on November 16, 2015 to settle a $25,000 note in full. All other notes are past due.	78,000	103,000
Non-interest bearing note issued during July 2015 to settle litigation. The note is payable in monthly installments from September 2015 to November 2016.	125,000	150,000
Vendor Note issued On November 20, 2015 to settle litigation, at a stated interest of 6% per annum. The note is payable in 84 monthly installments of $3,652.14 from January 2016 to December 2022.	250,000	-
Vendor note issued on may 1, 2015 to settle litigation, with a 0% interest rate. The note is payable in 20 monthly payments of $2,000.00 from October 1, 2015 to February 1, 2017.	38,000	-

Senior Secured Notes

Senior secured notes issued between October 2011 and January 2012, secured by the assets of the Company, at a stated interest rate of 15%. The senior notes were settled for cash at an approximate rate of $.50 for $1.00. Of the original senior debt balance of $3,550,012, $1,757,731 was paid in cash, resulting in a remaining principal balance of $1,792,281, plus accrued interest payable in the amount of $1,748,380. The remaining principal balance and all of the accrued interest were recognized as a one time gain of $3,431,533, net of associated costs of $109,124.	-	3,550,012

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(audited and unaudited)

6.	NOTES PAYABLE, continued

Equipment Notes

Obligations under capital leases, bearing interest rates between 4.1% and 8.2% per annum, secured by equipment having a value that approximates the debt value. Terms range from 48 to 60 months.	960,205	339,583
Various Equipment notes, bearing interest rates between 2% and 41% per annum, secured by equipment having a value that approximates the debt value. Terms range from 36 to 72 months	1,298,978	884,108

Other Notes Payable

Bridge note bearing interest at a stated rate of 10% per annum, issued on November 15,2007, one-half payable 60 days following the consummation of the Merger, and the remainder due in 12 monthly installments beginning the following month; convertible into shares of the Company’s common stock at a conversion price equal to the greater of $0.50 per share or a 10% discount to the 10 day Volume Weighted Average Price of the Company’s common stock. The note is past due.	100,000	100,000
Bridge note bearing interest at a stated rate of 12% per annum, issued on June 29, 2012, due 24 months from date of issuance. The note is past due.	609,000	609,000
Total Notes Payables	$3,459,183	$5,866,673
Less: Current portion	$(1,887,120)	$(1,295,271)
Total Notes non-current portion	$1,572,063	$4,571,402

Senior Debt Disclosure

On October 29, 2015 the Company entered into a credit agreement, pursuant to which the Company received $8,000,000. The funds were disbursed as follow $6,000,000 and $2,000,000 on October 28, 2015 and November 11,2015 respectively. The interest rate used is 12% per annum, also required to make 4% PIK payments, which is booked monthly as an increase to the senior debt balance.	$8,048,682	$-
Less: Original issue discount	(400,932)	-
Less: Deferred financing cost	(801,640)	-
Total Senior Debt, non-current portion	$6,846,110	$-

7.	SENIOR DEBT

On October 28, 2015, the Company, through its main operating entity Jus-Com, Inc. entered into an $8 million dollar senior credit facility. The facility has a two year term, and calls for interest payments in the amount of 12%, paid quarterly in arrears. Additionally, there is a “payment in kind” (PIK) provision which calls for a 4% per annum increase in the principal balance monthly. The facility is a senior credit facility, and is secured by principally all assets of the Company. The uses of the senior facility are to retire the existing senior debt and related accrued interest through a tender offer, retire the factoring line of credit, pay certain senior loan closing costs, settle certain pending litigation, and provide working capital to the Company. A “blocked” bank deposit account, controlled by the lender, was also initially established in the amount of $3,000,000 to be held for future advances. (See restricted cash, note 3). The Company is prohibited from an early payoff of the facility until October 28, 2017. There are several affirmative and negative covenants the Company must comply with, such as minimum bank account balances, minimum EDITDA thresholds, capital expenditures, leverage ratio, and debt service coverage ratio. As a condition of the facility, the Company issued 163,441 shares of its Series D preferred stock and 391,903 shares of its Series F preferred stock to the lender. As a result of a market valuation performed on this transaction by a qualified third party valuation firm, an original issue discount of $437,380 was determined, which will be amortized on a straight line method, which approximates the interest rate method, over a twenty four month period to interest expense. During the period ended December 31, 2015, $36,448 was included in amortization of debt discount, and $400,932 remained unamortized as of December 31, 2015.

8.	COMMITMENTS AND CONTINGENCIES

Property Lease Obligations

On October 1, 2015, the Company entered into a three year lease for 4,500 square feet of warehouse space in Naples, FL, at a monthly rent of $4,500.

On October 13, 2015, the Company entered into a seven year lease, commencing December 1, 2015, for 5,377 square feet of office space in Naples, FL, at a monthly rent of $27,158.

On November 1, 2015, the Company entered into a one year lease for 4,000 square feet of office and warehouse space in Marysville, WA, at a monthly rent of $3,000.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(audited and unaudited)

8.	COMMITMENTS AND CONTINGENCIES, continued

On November 15, 2015, the Company entered into a one year lease for 1,000 square feet of apartment space in Bonita Springs, FL, at a monthly rent of $1,650.

Rental expense, resulting from property lease agreements was $80,274 and $34,656 for the three months ending December 31, 2015, and December 31, 2014, respectively

Following is a schedule by years of future minimum payments required under leases obligations with initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2015:

2016	$428,046
2017	379,896
2018	366,396
2019	325,896
2020	325,896
Thereafter	$651,792
Total Lease Obligations	$2,477,922

Accrued Litigation Expense

Legal Matters - The Company is involved in litigation claims arising in the ordinary course of business. Legal fees and other costs associated with such actions are expensed as incurred. In addition, the Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. The Company reserves for costs relating to these matters when a loss is probable and the amount can be reasonably estimated. There have been no material developments in any legal proceedings since the disclosures contained in the Company’s Form 10-K for the year ended September 30, 2015, at which time the Company provided for an accrual of $1,840,891 to settle these claims. On November 20, 2015, the Company settled the Martin and Arey lawsuit for $150,000 cash, a promissory note for $250,000, and 512,820 share of common stock, having a value of $5,120. On November 24, 2015, the Company settled the Daniel Fournier lawsuit for $100,000 in cash.

Related Party Advances

Through December 31, 2015, the Chief Executive Officer (CEO) provided cash advances witnessed by a note, from time to time, aggregating $245,764. Additionally, advances in the amount of approximately $66,236 were advanced on the Company’s behalf on credit cards the CEO is personally liable for the entire amount of the credit obligation. Additionally, the Company entered into several secured equipment financing arrangements with total obligations of approximately $380,000 as of December 31, 2015 that required the guaranty of a Company officer, which was provided by the CEO.

9.	STOCKHOLDERS’ EQUITY

Preferred Stock

On October 2, 2015, the Company received $145,000 from its investor from the stock subscription receivable.

On November 2, 2015, the Company issued 163,441 shares of its Series D preferred stock with a grant date value of $126,840, under the terms of the Company’s new senior credit facility.

On November 2, 2015, the Company issued 391,903 shares of its Series F preferred stock with a grant date value of $310,540, under the terms of the Company’s new senior credit facility.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(audited and unaudited)

9.	STOCKHOLDERS EQUITY, continued

On December 18, 2015, the Company issued 6,250 shares of its Series F preferred stock with a grant date value of $25,000 in settlement for investor relations services.

On December 21, 2015 the Company issued 519,308 shares of its Series F preferred stock with a grant date value of $342,743 to various employees under the terms of their employment agreements.

Common Stock

On November 5, 2015, the Company issued 539,925 shares of its common stock with a grant date value of $139,701 as a settlement with one of the Company’s vendors.

On December 4, 2015, the Company issued 512,820 shares of its common stock with a grant date value of $5,120 as part of a legal settlement agreement.

On April 7, 2016, the Company issued 200,000 shares of its common stock with a grant date value of $2,000 to several employees under the terms of their employment agreements.

Dividends

Dividend charges recorded during the three months ended December 31, 2015 and 2014 are as follows:

	For the Three Months Ended
	December 31,
	2015	2014
Series
A	$12,510	12,510
A-1	7,380	7,380
B	-	-
C-1	-	-
C-2	-	-
C-3	-	-
Total	$19,890	$19,890

Accrued dividends payable at December 31, 2015 and September 30, 2015 are comprised of the following:

	December 31,	September 30,
	2015	2015
Series
A	$259,646	$247,136
A-1	191,487	184,107
B	-	-
C-1	-	-
C-2	-	-
C-3	-	-
Total	$451,133	$431,243

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(audited and unaudited)

9.	STOCKHOLDERS EQUITY, continued

Warrants

There were no warrants issued during the three months ended December 31, 2015.

A summary of the warrant activity during the three months ended December 31, 2015 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Warrants	Price	Life in Years	Value
Outstanding, September 30, 2015	2,918,254	$0.89
Issued	-	-
Exercised	-	-
Expired	(2,480,919)	1.00
Outstanding, December 31, 2015	437,335	$0.60	0.17	$-

Exercisable, December 31, 2015	437,335	$0.60	0.17	-

The following table presents information related to stock warrants at December 31, 2015:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining	Number of
Price	Warrants	Life in Years	Warrants

$0.40	217,335	0.11	217,335
$0.75	175,000	0.24	175,000
$1.00	45,000	0.16	45,000
	437,335	0.17	437,335

Series F Convertible Preferred Stock

On October 28, 2015, the Company’s Board of Directors approved the Certificate of Designation for Series F Convertible Preferred Stock. The shares authorized under this certificate was 1,980,000 at a par value of $.01 and a stated value of $4.00 per share. The rights of the Series F is subordinated to existing shares of Preferred Series A, Preferred Series A-1, and Preferred Series D. The Preferred Series F grants voting rights of 20 votes for each share of preferred owned. The shares are convertible into 20 shares of common stock for each share of preferred owned. The shares are mandatorily convertible on the first date following the successful completion of a common stock reverse split. The liquidation value of each share is the stated value of $4.00 per share. As of December 31, 2015, there were 917,461 shares issued and outstanding.

Temporary Equity

In conjunction with the Lateral senior credit agreement dated October 28, 2015, the Company also entered into a Redemption Rights Agreement (“agreement”). Contained in this agreement is a put provision related to the preferred shares of stock issued as a condition of the transaction. The Redemption Rights may be exercised at any time on or after October 28, 2017, provided the following conditions are met:

(i)	the Company’s market capitalization on such date is equal to or greater than $25,000,000, or (ii) the last twelve months earnings before interest, taxes depreciation, and amortization ending on the last day of the month preceding such date is greater than $3,000,000.

Further, the Redemption Rights are barred from being exercised if the exercise of such Redemption Rights would, in good faith, prevent the Company from continuing as a going concern.

The Redeemable Shares are redeemable at the per share price implied by 10 multiplied by the Company’s LTM EBITDA, multiplied by the Ownership Percentage, divided by the number of Redeemable shares then held.

An analysis was performed, under ASC 480-10-25-7 to determine if the redeemable shares should be classified as debt or equity. The results of this analysis determined the redeemable shares did not fall under the definition of mandatorily redeemable financial instruments and therefore should not be classified as debt.

Pursuant to ASC 480-10-S99, preferred stock redeemable for cash or other assets are to be classified outside of permanent equity if it is redeemable with any one of the following characteristics:

•	At a fixed or determinable price on a fixed or determinable date,

•	At the option of the shareholder, or

•	Upon the occurrence of an event that is not solely within the control of the reporting entity.

The Redeemable Shares are redeemable upon the occurrence of certain events that are not solely within the control of the reporting entity. In the natural course of pursuing the fulfillment of its required fiduciary duties, the Company may meet the conditions upon which the shares would become redeemable (i.e. market capitalization and/or EBITDA, along with going concern status), and would be thus unable to control the events leading to redemption. As a result of the evaluation, the Company has concluded that the Redeemable Shares are appropriately classified outside of permanent equity as temporary equity.

10.	SEGMENT DATA

The Company’s reportable operating segments consist of its telecommunications segment and its staffing segment, which are organized, managed and operated along key product and service lines.

The following tables summarize financial information about the Company’s business segments for the three months ended December 31, 2015. Comparative data for the three months ended December 31, 2014 is not presented here as the staffing revenues generated during that period were negligible.

	For the Three Months Ended December 31, 2015
	Telecommunications	Staffing	Consolidated

Revenues	$1,185,670	$1,885,135	$3,070,805

(Loss) Income from Operations	$(2,483,328)	$186,842	$(2,296,486)

Depreciation and Amortization	$(169,574)	$-	$(169,574)

Interest Expense	$(431,153)	$(4,310)	$(435,463)

11.	SUBSEQUENT EVENT

On April 5, 2016 the Company entered into an amendment agreement to its existing credit facility with Lateral, amending the original credit agreement signed October 28, 2015. The agreement amends select provisions of the original credit agreement, including equity raises and changes to certain financial and operational covenants. This amendment was agreed upon and entered into as a mutually beneficial process for both the Company and Lateral.

On April 7, 2016, the Company issued 200,000 shares of its common stock with a grant date value of $2,000 to several employees under the terms of their employment agreements.

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

Recent Business Developments

During the Company’s second fiscal quarter ended March 31, 2015, we began the formation of a Business Development team with the addition of Carli Ancor as Chief Technology Officer. The efforts of the business development team have added new clients and business to the work mix, providing client diversification and opening up new geographies domestically. Specifically, the company entered into a three year strategic alliance agreement with Edge Communications with a value of up to $100 million dollars on February 18, 2016. Additionally, on March 3, 2015, the company signed a multi-year, multi-million-dollar contract with a leading telecommunications carrier.

On November 3, 2015, the Company entered into a credit agreement, dated October 28, 2015 (the “Agreement”), pursuant to which the Company entered into an $8 million senior credit facility from Lateral Investment Management (“Lateral”). Proceeds of $1,757,731 were used to extinguish an aggregate principal amount of $3,550,012 of existing Senior Secured Promissory Notes, pursuant to a tender offer. The noteholders who tendered their notes received the tender offer consideration of approximately $0.50 per $1 principal amount of the Notes from the proceeds from the term loan, and all interest payable, which was $1,748,380 thru the tender offer, on the notes was forgiven. The Company recognized a $3,431,533 one time gain, net of costs associated with the offer of $109,124, related to the extinguishment of the Senior Secured Promissory Notes.

On December 23, 2015, the Board unanimously authorized and approved an amendment to our Articles of Incorporation to effect a reverse stock split of our Common Stock at a 1-for-20 ratio (the “Reverse Split”). On December 30, 2015, stockholders holding a majority of our voting power approved by written consent the amendment to our Articles of Incorporation, which would effect the Reverse Split. The Reverse Split will reduce the number of outstanding shares of our Common Stock by reclassifying and converting all outstanding shares of our Common Stock into a proportionately fewer number of shares of Common Stock. On March 9, 2016, the Company filed a Form Pre-14C with the SEC concerning the 1 for 20 reverse stock split and the increase of the authorized shares of common stock from 70,000,000 to 200,000,000.

On January 4, 2016, the Company entered into an employment agreement with Kirstin Gooldy to serve as the Company’s Chief Compliance Officer in consideration of a salary of $112,500 per year, with standard employee insurance and other benefits.  The employment agreement commenced on January 4, 2016 and ends on January 4, 2018, after which it is renewable for twelve months, until terminated by either party with 90 days written notice

On February 8, 2016, Mr. Brad Mitchell was appointed to the Board of Directors as an independent director. Mr. Mitchell (56) currently serves as President of TelePacific Communications - Texas, and is responsible for TelePacific's operations across the state of Texas. Mr. Mitchell brings a unique combination of knowledge and wide-ranging telecommunications industry experience gained in both the venture capital and established industry leader arenas. Mitchell returned to TelePacific after previously serving as Senior Vice President - Field Operations, and was instrumental in creating TelePacific's customer-centric structure by leading the TelePacific's sales operations during TelePacific's early years. Prior to TelePacific, Mr. Mitchell served as Area Vice President at Sprint PCS, where he launched and operated several markets in the southeast, including New Orleans and Atlanta. More recently, he served as Executive Vice President of Cable & Wireless' International Accounts and also built a highly successful retail franchise operation. Mitchell earned a degree in Business Administration from Oglethorpe University in Atlanta.

On February 11, 2016, Mr. Chris Ferguson was appointed to the Board of Directors as an independent director. Mr. Ferguson (47) currently serves as the Managing Director of Tern Capital Partners, LLC, a private equity investment firm founded by Mr. Ferguson in 2013. In 2010, Mr. Ferguson co-founded a company in the fiber network industry, and he served as CEO of the company until June 2013. In August 2001, Mr. Ferguson co-founded Mercer, a provider of innovative workforce management solutions to a variety of industries including transportation and engineering, with co-founder, Michael Traina. Prior to founding Mercer, Mr. Ferguson and former New Jersey Governor, James J. Florio, co-founded The Florio Group, a private equity investment company. In addition, Mr. Ferguson served as Chief Financial Officer for Cabot Marsh Corporation in 1995 and remained as a director for the company until 1999. Mr. Ferguson has been a member of the New Jersey and Pennsylvania Bars since 1994. He graduated from Widener University School of Law in May of 1994 and received a Bachelor of Arts Degree from Villanova University in May of 1990.

On February 16, 2016, Ms. Luisa Ingargiola was appointed to the Board of Directors as an independent director. Mrs. Ingargiola is the Chief Financial Officer for Magne Gas, a NASDAQ listed technology company, which produces a plasma based system for the gasification and sterilization of liquid waste. Mrs. Ingargiola currently serves as a Board Director for The JBF Foundation Worldwide and CES Synergies, Inc., where she also serves as the Audit Committee Chair. Prior to joining Magne Gas, Mrs. Ingargiola worked as a Budget and Expense Manager for MetLife Insurance Company. In this capacity she managed a $30-million-dollar annual budget. Her responsibilities included budget implementation, expense and variance analysis and financial reporting. Luisa previously served as a Board Director, Audit Committee Chair for CBD Energy Limited in 2014. Mrs. Ingargiola received her Bachelor's Degree from Boston University and her Master's Degree from the University of South Florida.

On November 2, 2015, the Company issued 163,441shares of its Series D preferred stock with a grant date value of $126,840, under the terms of the Company’s new senior credit facility.

On November 2, 2015, the Company issued 391,903 shares of its Series F preferred stock with a grant date value of $310,540, under the terms of the Company’s new senior credit facility.

On December 18, 2015, the Company issued 6,250 shares of its Series F preferred stock with a grant date value of $25,000 in settlement for investor relations services.

On December 21, 2015 the Company issued 519,308 shares of its Series F preferred stock with a grant date value of $342,743 various employees under the terms of their employment agreements.

On November 5, 2015, the Company issued 539,925 shares of its common stock with a grant date value of $5,400 as a settlement with one of the Company’s vendors.

On December 4, 2015, the Company issued 512,820 shares of its common stock with a grant date value of $5,120 as part of a legal settlement agreement.

On March 31, 2016, Mr. Carlie Ancor (45) was appointed to the Board of Directors and serves as a non-independent director. Mr. Ancor is currently the Company’s Chief Technology Officer. Mr. Ancor began his tenure as the Chief Marketing Officer for FTE Networks Inc. in January 2015. Mr. Ancor is responsible for global marketing, product management and the customer experience. From 2008-2014, Mr. Ancor was managing director at Emerge Technology Solutions for Europe, the Middle East and Africa based in the United Arab Emirates where he was responsible for business development and growth, technology optimization, operational execution and quality of customer experience. Prior to that, he was an Executive Vice President for core IP and optical network development at Level 3 Communications in North America and Western Europe. Mr. Ancor attended Texas A&M University.

On March 31, 2016, Mr. Patrick O’Hare (48) was appointed to the Board of Directors and serves as an independent director. Mr. O’Hare has over 25 years experience in the telecommunications industry and is currently the Senior Vice President of Operations at ZenFi Networks, Inc. where he is responsible for network planning, engineering, operations, and service delivery. Prior to ZenFi, Mr. O’Hare was the Senior Vice President of Operations and Engineering at Sidera Networks where he led all operations, service delivery and engineering functions and was instrumental in the company’s acquisition by Berkshire Partners. Mr. O’Hare was also the Senior Vice President of Operations and Engineering at RCN Metro, Sidera’s predecessor company, and was integral to the company’s acquisition by ABRY Partners and the successful separation of assets from the RCN Cable parent company. Previously, he was Vice President of Field Operations for Zayo Bandwidth, where he was responsible for all aspects of field operations and the company’s fiber to the tower deployments. Prior to that, Patrick was Vice President for Field Operations for Level 3 Communications, where he was responsible for field operations, outside plant, colocation and facilities for the East region of North America. During his tenure at Level 3, Mr. O’Hare also held responsibility nationally for the company’s Customer Program Management organization. Before joining Level 3 in 1999, he held several management positions of increasing responsibility in corporate communications, customer service and operations at Verizon’s predecessor companies; New York Telephone, NYNEX and Bell Atlantic. Mr. O’Hare holds an MBA from Long Island University and a BA from the State University of New York – University at Albany.

On April 5, 2016 the Company entered into an amendment agreement to its existing credit facility with Lateral, amending the original credit agreement signed October 28, 2015. The agreement amends select provisions of the original credit agreement, including equity raises and changes to certain financial and operational covenants. This amendment was agreed upon and entered into as a mutually beneficial process for both the Company and Lateral.

On April 7, 2016, the Company issued 200,000 shares of its common stock with a grant date value of $2,000 to several employees under the terms of their employment agreements.

Critical Accounting Policies

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report 10-K filed with the Securities and Exchange Commission (“SEC”) on January 13, 2016. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

Segment Reporting

We operate in the telecommunications infrastructure services industry and, effective May 8, 2014, entered the staffing industry. The following table summarizes financial information regarding our business segments during three months ended December 31, 2015. We did not include any comparative data for the three months ended December 31, 2014 as the revenues generated from the staffing segment were negligible.

	For the Three Months Ended December 31, 2015
	Telecommunications	Staffing	Consolidated

Revenues	$1,185,670	$1,885,135	$3,070,805

(Loss) Income from Operations	$(2,483,328)	$186,842	$(2,296,486)

Depreciation and Amortization	$(169,574)	$-	$(169,574)

Interest Expense	$(431,153)	$(4,310)	$(435,463)

Discussion of Operation Results for the Three Months ended December 31, 2015 and 2014

Overview

We reported consolidated net income attributable to common shareholders of $526,281 and $199,764 during the three months ended December 31, 2015 and 2014, respectively, reflecting an increase in net income of $326,517, primarily resulting from a one time gain in the extinguishment of our senior debt and related accrued interest.

Revenues and Gross Profit

We had overall revenues of $3,070,805 for the three months ended December 31, 2015, as compared to revenues of $2,944,035 for the three months ended December 31, 2014, resulting in an increase of $126,770 or 4%. The revenues related to our staffing segment of approximately $1,885,000 during the three months ended December 31, 2015 partially offset the reduced revenue streams from the telecommunications segment. Due to the fact that the majority of our telecommunications revenues are non-recurring, project-based revenues, it is not unusual for there to be significant period-to-period shifts in revenues and customer concentrations. Revenues generated by the staffing segment were negligible during the three months ended December 31, 2014, since the staffing segment was in the development stage during this period.

The $722,850 or 59% decrease in gross profit to $502,947 in the current quarter from $1,225,797 in the prior year comparative quarter resulted significant cost overruns attributable to one project, and a shift in revenue mix from the telecommunications segment to the staffing segment, which generates lower margins.

Operating Expenses

We reported operating expenses of $2,799,433 and $750,943 for the three months ended December 31, 2015 and 2014, respectively, representing an increase of $2,048,490 or 273%. Selling, general, and administrative expenses increased $813,228 or 226%, due primarily to increased legal expenses, business insurance, stock based compensation expenses, as well as increased selling and business development costs related to the formation of a business development team focused entirely on business development with significant activity, resulting in new clients, new business and new markets. (See Recent Business Developments, above). Compensation expense was $1,356,288 and $293,575 for the three months ended December 31, 2015 and 2014, respectively, representing an increase of $1,062,713 or 362%. This increase is attributable primarily to an increase in salary expense and related ancillary expenses due to the addition of key personnel for our business development team.

Operating Income

Operating income decreased by $2,771,340, from income of $474,854 for the three months ended December 31, 2014 to a loss of $2,296,486 for the three months ended December 31, 2015. This was attributable to the one time increase in cost of revenues attributable to one project, combined with the shift in business to our staffing segment, which generates lower margins, and our increases in compensation and selling, general, and administrative expenses as described above.

Other Income and Expense

Other income increased by $3,097,885 or 1,213%, during the three months ended December 31, 2015, when compared to the same period in the previous year, primarily due to the recognition of a one time gain of $3,431,533 on the extinguishment of senior debt and related accrued interest from the new financing transaction on October 28 2015. Interest expense, net, increased by $172,266 or 65% from $263,197 to $435,463 for the three months ended December 31, 2014 and 2015, respectively. This was due primarily to the increase in loans and leases to finance vehicles and equipment in the telecommunications sector.

Liquidity and Capital Resources

Overview

As of December 31, 2015, the Company had an accumulated deficit of approximately $12.8 million. In addition, the Company has a working capital deficiency of $3.6 million as of December 31, 2015.

Management's plans are to continue to raise additional funds through the sales of debt and equity.

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

Cash Flows for the Three months ended December 31, 2015 and 2014

Cash Used by Operating Activities

Net cash used in operating activities was $1,437,803 during the three months ended December 31, 2015 as compared to cash used in operating activities of $399,570 during the three months ended December 31, 2014. For the three months ended December 31, 2014, cash used in operating activities was primarily attributable to accounts receivable, partially offset by accounts payable and net income. For the three months ended December 31,2015, cash used in operating activities was attributable to the gain on extinguishment of the senior debt, partially offset by an increase in accounts payable and net income.

Cash Used by Investing Activities

We used $3,097,584 cash in investing activities during the three months ended December 31, 2015, as compared to $153,893 during the same period of the previous year. Cash used in investing activities was primarily related to purchases of property and equipment and the funding of a restricted cash account of $3,003,226.

Cash Provided by Financing Activities

Cash provided by financing activities was $4,532,780 during the three months ended December 31 2015, as compared to $593,581 during the three months ended December 31, 2014, representing an increase of $3,939,199. During the three months ended December 31, 2015, cash provided by financing activities consisted principally of proceeds from the issuance of new financing transaction of $8,000,000, offset by $2,194,376 payments (net) on our existing debt, and closing costs related to the new financing transaction. During the three months ended December 31, 2014, cash proceeds were derived from the payment of subscription receivable of $600,000.

Management’s Liquidity Plans

Management's plans are to continue to raise additional funds through the sales of debt or equity securities. However, there is no assurance that additional funding will be available when needed or that management will be able to obtain and close financing on terms acceptable to the Company and whether the Company will become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables and reduce overhead until sufficient additional capital is raised to support further operations.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

As a smaller reporting company, we are not required to provide the information requested by paragraph (a)(5) of this Item.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2015, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2015.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2015, there were no changes in our internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Legal Matters - The Company is involved in litigation claims arising in the ordinary course of business. Legal fees and other costs associated with such actions are expensed as incurred. In addition, the Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. The Company reserves for costs relating to these matters when a loss is probable and the amount can be reasonably estimated. On November 20, 2015, the Company settled the Martin and Arey lawsuit for $150,000 cash, a promissory note for $250,000, and common stock of 512,820, having a value of $5,120. On November 24, 2015, the Company settled the Daniel Fournier lawsuit for $100,000 in cash. There have been no material developments in any legal proceedings since the disclosures contained in the Company’s Form 10-K for the year ended September 30, 2015, at which time the Company provided for an accrual of $1,840,891 to settle these claims.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. However, our current risk factors are set forth in our Annual Report 10-K, filed with the SEC on January 13, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 2, 2015, the Company issued 163,441 shares of its Series D preferred stock with a grant date value of $126,840, under the terms of the Company’s new senior credit facility.

On November 2, 2015, the Company issued 391,903 shares of its Series F preferred stock with a grant date value of $310,540, under the terms of the Company’s new senior credit facility.

On December 18, 2015, the Company issued 6,250 shares of its Series F preferred stock with a grant date value of $25,000 in settlement for investor relations services.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, continues

On December 21, 2015 the Company issued 519,308 shares of its Series F preferred stock with a grant date value of $342,743 to various employees under the terms of their employment agreements.

On November 5, 2015, the Company issued 539,925 shares of its common stock with a grant date value of $139,701 as a settlement with one of the Company’s vendors.

On December 4, 2015, the Company issued 512,820 shares of its common stock with a grant date value of $5,120 as part of a legal settlement agreement.

On April 7, 2016, the Company issued 200,000 shares of its common stock with a grant date value of $2,000 to several employees under the terms of their employment agreements.

The Series D and F preferred shares and the common shares issued as described above were not registered under the Securities Act of 1933, as amended (the “Securities Act”) in reliance upon the exemption from registration provided by Section 4(2) of that Act and Regulation D promulgated thereunder, which exempts transactions by an issuer not involving any public offering. These securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. Certificates representing these securities contain a legend stating the same.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine and Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit	Description
1.1	Amendment Number 1 to Credit Agreement
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S. C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S. C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith
**	Furnished and not filed herewith

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FTE Networks, Inc.

Date: April 11, 2016	By	/s/ Michael Palleschi
Michael Palleschi
Chief Executive Officer

Date: April 11, 2016	By:	/s/ David Lethem
David Lethem
Chief Financial Officer

