Form 10-Q
period 2016-03-31
FTE Networks, Inc.
filed 2016-05-16
CIK 1122063

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from January 1, 2016 to March 31, 2016.

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

As of May 16, 2016, there were 56,145,926 shares of FTE Networks, Inc. common stock, $0.001 par value issued outstanding.

FTE NETWORKS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

Forward-looking statements can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements which are contained in this Quarterly Report on Form 10-Q because they reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

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

FTE NETWORKS, INC. AND SUBSIDIARIES CONDENSED

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
ASSETS	(unaudited)	(unaudited)
Current Assets:
Cash	$154,633	$205,133
Restricted Cash	750,704	3,003,226
Accounts receivable, net	2,700,589	1,446,480
Other current assets	2,521,783	2,047,606
Total current assets	6,127,709	6,702,445

Property and equipment, net	2,610,421	2,544,497
Total Assets	$8,738,130	$9,246,942

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	3,266,577	2,998,239
Due to related parties	330,894	245,764
Accrued expenses and other current liabilities	3,547,273	3,578,945
Notes payable, current portion	2,052,331	1,887,120
Notes payable, related parties, current portion	287,301	287,301
Accrued litigation costs	1,195,839	1,335,771
Total Current Liabilities	10,680,215	10,333,140
Notes payable, non-current portion	1,555,564	1,572,063
Senior note payable, non-current portion, net of original issue discount and deferred costs	7,090,781	6,846,110
Total Liabilities	19,326,560	18,751,313
Temporary equity:
Series D convertible preferred stock, subject to put provision, stated value $4.00, 2,000,000 designated and 163,441 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively (liquidation preference of $653,764)	129,027	129,027
Series F convertible preferred stock, subject to put provision, stated value $4.00, 2,000,000 designated and 391,903 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively (liquidation preference of $1,567,612)	308,353	308,353
Total temporary equity	437,380	437,380

Commitments and contingencies

Stockholders' Deficiency:
Preferred stock; $0.01 par value, 5,000,000 shares authorized:
Series A convertible preferred stock, stated value $1,000, 4,500 shares designated and 500 shares issued and outstanding at March 31, 2016 and December 31, 2015 (liquidation preference $1,397,158)	5	5
Series A-1 convertible preferred stock, stated value $1,000, 1,000 shares designated and 295 shares issued and outstanding at March 31, 2016 and December 31, 2015 (liquidation preference $862,613)	3	3
Series D convertible preferred stock, stated value $4.00, 2,000,000 designated and 1,830,759 and 1,830,759 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively (liquidation preference of $7,323,036)	18,308	18,308
Series F convertible preferred stock, stated value $4.00, 1,980,000 designated and 578,870 and 525,558 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively (liquidation preference of $2,315,480)	5,789	5,256
Common stock; $0.001 par value, 70,000,000 shares authorized and 46,386,220 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	46,387	46,387
Additional paid-in capital	3,023,771	3,009,008
Subscriptions receivable	(204,789)	(204,789)
Accumulated deficit	(13,915,284)	(12,815,929)
Total Stockholders' Deficiency	(11,025,810)	(9,941,751)
Total Liabilities and Stockholders' Deficiency	$8,738,130	$9,246,942

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTE NETWORKS, INC. AND SUBSIDIARIES CONDENSED

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2016	2015
	(unaudited)	(unaudited)
Revenues, net of discounts	2,093,392	3,347,814
Cost of revenues	1,313,005	2,731,370
Gross Profit	780,387	616,444

Operating Expenses
Compensation expense - selling, general, and administrative	534,573	440,940
Selling, general and administrative expenses	558,631	526,337
Travel expense	79,568	108,593
Occupancy costs	160,433	39,838
Transaction Expenses	-	1,500
Total Operating Expenses	1,333,205	1,117,208
Operating Loss	(552,818)	(500,764)

Other Income (Expense)
Interest expense	(486,444)	(233,507)
Amortization of debt discount	(109,315)	-
Other income	84,408	4,974
Incentive Expense	(35,186)	-
Total Other Income (Expense)	(546,537)	(228,533)

Net Loss	(1,099,355)	(729,297)

Preferred stock dividends	19,890	19,891
Net Loss attributable to common shareholders	$(1,119,245)	(749,188)

Earnings per share:
Basic and diluted	$(.02)	(.02)

Weighted average number of common shares outstanding:
Basic and diluted	46,386,220	39,987,080

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTE NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(unaudited)

	Series A Shares Preferred	Amount	Series A-1 Shares Preferred	Amount	Series D Shares Preferred	Amount	Series F Shares Preferred	Amount	Common Shares	Amount	Paid in Capital	Subscription Receivable	Accumulated Deficit	Total Equity
12/31/2015 Balance	500	$5	295	$3	1,830,759	$18,308	525,558	$5,256	46,386,220	$46,387	$3,009,008	$(204,789)	$(12,815,929)	$(9,941,751)
Preferred Series F Issued to Investor as incentive							53,312	533			34,653			35,186
Accrued Dividends Preferred Stock											(19,890)			(19,890)

Net Loss Q1 2016													(1,099,355)	(1,099,355)
Totals as of 3/31/16	500	$5	295	$3	1,830,759	$18,308	578,870	$5,789	46,386,220	$46,387	$3,023,771	$(204,789)	$(13,915,284)	$(11,025,810)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTE NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2016	2015
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net income	$(1,099,355)	$(509,642)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred financing costs	109,315
Stock Based Compensation		50,000
Depreciation expense	109,581	31,043
Amortization of original issue discount	54,672	-
Payment in kind interest-senior debt	80,684	-
Stock Incentive expense to investor	35,186
Changes in operating assets and liabilities:
Accounts receivable	(1,254,109)	(470,684)
Other current assets	(474,177)	43,337
Accounts payable and accrued liabilities	349,883	979,944
Accrued Litigation Costs	-	(110,899)
Net cash (used in) provided by operating activities	(2,088,320)	13,099

Cash flows from investing activities:
Purchases of property and equipment	(14,619)	(70,725)
Restricted cash account	2,252,522	-
Net cash provided by (used in) investing activities	2,237,903	(70,725)

Cash flows from financing activities:
Payments on factor lines of credit, net	-	(184,562)
Payments on notes payable	(263,838)	-
Proceeds from issuance of notes payable-related parties	96,080	(210,302)
Payments on notes payable-related parties	(32,325)	600,000
Net (cash used) in provided by financing activities	(200,083)	205,136

Net change in cash	(50,500)	147,510
Cash, beginning of period	205,133	1,254
Cash, end of period	$154,633	$148,764

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$459,592	$169,265

Non-cash financing activities:
Notes payable issued to finance equipment purchases	$164,780	$195,676
Unpaid subscription for preferred shares	$-	$592,327
Repayment in kind of subscription receivable	$-	$60,000
Issuance of notes to settle accrued litigation	$146,000	$-
Issuance of notes to settle accounts payable	$123,148	$-
Preferred shares issued investor incentive	$533	$-
Accrued dividends, preferred stock	$19,890	$19,891

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

Effective January 27, 2016, the Company changed its fiscal year end from September 30 to December 31 and filed an unaudited transitional report on Form 10-QT to cover the period from October 1, 2015 to December 31, 2015 with the Securities and Exchange Commission on April 11, 2016. The unaudited condensed consolidated financial statements and these notes should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 (the “Annual Report”). The condensed consolidated balance sheet data as of December 31, 2015 is unaudited and was derived from the Company’s Form 10-QT and does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for audited financial statements. The unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures, including critical and significant accounting policies, normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Results of operations and cash flows for interim periods presented in the unaudited condensed consolidated financial statements are not necessarily indicative of results of operations and cash flows for the full fiscal year.

In March 2016, the FASB issued ASU No. 2016-04 "Liabilities – Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products," which aligns recognition of the financial liabilities related to prepaid stored-value products (for example, prepaid gift cards), with Topic 606, Revenues from Contracts with Customers, for non-financial liabilities. In general, certain of these liabilities may be extinguished proportionally in earnings as redemptions occur, or when redemption is remote if issuers are not entitled to the unredeemed stored value. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 with early adoption permitted subject to certain requirements. The adoption of this guidance is not expected to have a material impact upon our financial condition or results of operations.

In March 2016, the FASB issued ASU No. 2016-06 "Derivatives and Hedging (Topic 815) – Contingent Put and Call Options in Debt Instruments" which will reduce diversity of practice in identifying embedded derivatives in debt instruments. ASU 2016-06 clarifies that the nature of an exercise contingency is not subject to the “clearly and closely” criteria for purposes of assessing whether the call or put option must be separated from the debt instrument and accounted for separately as a derivative. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 with early adoption permitted subject to certain requirements. The adoption of this guidance is not expected to have a material impact upon our financial condition or results of operations.

In March 2016, the FASB issued ASU No. 2016-08 "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements of ASU 2014-09. The adoption of this guidance is not expected to have a material impact upon our financial condition or results of operations.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

In March 2016, the FASB issued ASU No. 2016-09 "Compensation – Stock Compensation," which identifies areas for simplification involving several aspects of accounting for equity-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 with early adoption permitted subject to certain requirements. The adoption of this guidance is not expected to have a material impact upon our financial condition or results of operations.

Liquidity - The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2016, the Company has an accumulated deficit of $13.9 million. In addition, the Company has working capital deficiencies of $4.6 million and $3.6 million as of March 31, 2016 and December 31, 2015, respectively. Management plans to continue to raise additional funds through the sales of debt or equity securities. Consistent with management’s plans to increase liquidity and enhance capital resources, the Company recently issued 232,352 shares of Preferred Series F stock to an investor for funds of approximately $600,000 as of May 10, 2016. However, there is no assurance that additional financing will be available when needed or that management will be able to obtain and close financing transactions on terms acceptable to the Company or whether the Company will become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Reclassifications - Certain prior period balances have been reclassified in order to conform to current period presentation. These reclassifications have no effect on previously reported results of operations or loss per share.

Use of Estimates - The preparation of financial statements in conformity with US GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments are based on historical information, information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates. The Company’s most significant estimates relate to its allowances for receivables, taxes and equity issuances.

Revenue and Cost of Goods Sold Recognition - Generally, for the staffing business, revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price to the buyer is fixed or determinable, and (4) collectability is reasonably assured.

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

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Basic and Diluted Loss Per Share - The basic net loss per share is computed by dividing the net loss (the numerator) by the weighted average number of common shares outstanding for the period (the denominator). Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares and potential common shares outstanding (if dilutive) during each period. Potential common shares include stock options, warrants and preferred stock. The number of potential common shares outstanding relating to stock options, warrants and preferred stock is computed using the treasury stock method. For the periods presented, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

	For the Three Months Ended
	March 31,
	2016	2015
Numerator:
Net loss	$(1,099,355)	(729,297)
Preferred stock dividends	19,890	19,891
Net loss attributable to common shareholders	$(1,119,245)	(749,188)
Denominator:
Weighted average number of common shares outstanding - basic and diluted	46,386,220	39,987,080

Earnings per share:
Basic and diluted	$(.02)	(.02)

The following securities are excluded from the calculation of weighted average dilutive common shares because they are not currently convertible, or because their inclusion would have been anti-dilutive:

	For the Three Months Ended
	March 31,
	2016	2015
Convertible preferred stock, Series A	667,169	667,169
Convertible preferred stock, Series A-1	393,645	393,645
Convertible preferred stock, Series D [1]	797,680,000	760,959,600
Convertible preferred stock, Series F [1]	388,309,200	-
Warrants	-	797,358
Convertible debt	-	200,000
Total potentially dilutive shares	1,187,050,014	763,017,722

[1]	The Series D and Series F preferred shares are convertible at a rate of 400 pre-split shares of common stock for each share of preferred stock but not until the Company has effected a sufficient increase in the authorized common shares.

Concentration of Credit Risk - Financial instruments that potentially expose the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. The Company maintains its cash at one financial institution that management believes is a high-credit, high-quality financial institution and accordingly, subject to minimal credit risk. Deposits held with these financial institutions may be in excess of the amount of insured limits provided on such deposits, if any. The Company is subject to risk of nonpayment of its trade accounts receivable.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company’s customer base is highly concentrated. As of December 31, 2015, the Company’s three largest customers, customer E, customer H and customer B, represented 47%, 14%, and 10% of accounts receivable, respectively. As of March 31, 2016, the Company’s two largest customers, a provider of large scale fiber optic cable, customer E, and an innovative communications service provider, customer J, represented 29% and 13% of accounts receivable, respectively.

Revenue may significantly decline if the Company were to lose one or more of its significant customers. For the three months ended March 31, 2015, customer C and corporate staffing customer D represented approximately 41% and 43% of revenue, respectively. During the three months ended March 31, 2016 the Company generated revenue by three new customers, customers K, J, and L representing 18%, 18% and 16% of revenue, respectively.

Amortization of Senior Note Debt Discount and Deferred Financing Costs - The amortization of the senior note debt discount (Note 5. Senior Debt) is calculated monthly using the straight line method, which approximates the interest rate method, over the original term of the note, twenty-four months, using the straight-line method which approximates the interest rate method. The result of this monthly amortization is recognized in amortization of debt discount in the period amortized for the debt discount and interest expense for the deferred finance costs.

3.	RESTRICTED CASH ACCOUNT

The restricted cash account was created to deposit the unused proceeds from the Company’s new senior debt (Note 5. Senior Debt). The funds are kept at a bank in an account segregated from our main operating account. The Company does not have direct access to or control over the funds held in this account. The funds are disbursed to the Company upon the written request of the lender. These balances were $750,704 as of March 31, 2016 and $3,003,226 as of December 31, 2015.

4.	OTHER CURRENT ASSETS

Other current assets consist of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015

Other receivables, net of reserve of $150,000 as of March 31, 2016 and December 31, 2015	$1,232,554	$1,232,555
Security deposits and prepaid expenses	416,167	191,253
Pre-paid Cost (WIP)	873,062	623,798
TOTAL	$2,521,783	$2,047,606

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of March 31, 2016 and December 31, 2015, Accrued Expenses and Other Current Liabilities were comprised of the following:

	March 31,	December 31,
	2016	2015
Accrued interest payable[1]	$681,291	$817,452
Accrued dividends payable	471,023	451,133
Accrued compensation expense[2]	2,189,158	2,015,277
Other accrued expense	205,801	295,083
Accrued expenses, current	$3,547,273	$3,578,945

[1]	Accrued interest payable includes approximately $300,000 and $300,000 of estimated penalties and interest associated with the unpaid payroll taxes as of March 31, 2016 and December 31, 2015, respectively.

[2]	Accrued compensation expense includes $1,863,031 and $1,863,031 of unpaid payroll taxes for the period ended March 31, 2016 and December 31, 2015, respectively.

6.	NOTES PAYABLE

	March 31,	December 31,
	2016	2015

Vendors Notes (Unsecured)

Short term vendor Notes (“Vendor Notes”) issued during August 2013 and December 2015 at a stated interest rate of 0% per annum. Terms range from 4 to 12 months. All other notes are past due.	$63,000	$78,000
Non-interest bearing note issued during July 2015 to settle litigation. The note is payable in monthly installments from September 2015 to November 2016.	125,000	125,000
Vendor Note issued On November 20, 2015 to settle litigation, at a stated interest of 6% per annum. The note is payable in 84 monthly installments of $3,652.14 from January 2016 to December 2022.	245,184	250,000
Vendor note issued on May 1, 2015 to settle litigation, with a 0% interest rate. The note is payable in 20 monthly payments of $2,000.00 from October 1, 2015 to February 1, 2017.	38,000	38,000
Vendor note issued on January 1, 2016 to settle litigation, with a 0% interest rate. The note is payable in 8 monthly payments of $2,000.00 from January 19, 2016 to August 1, 2016.	14,000	-
Vendor note issued on January 15, 2016 to settle litigation, with a 0% interest rate. The note is payable in 13 monthly payments of $10,000.00 from January 15, 2016 to January 15, 2017.	110,000	-
Vendor note issued on January 04, 2016 to settle litigation, with a 0% interest rate. The note is payable in 4 monthly payments of $28,286.94 from February 20, 2016 to May 20, 2016.	113,147	-
Vendor note issued on March 1, 2016 to settle litigation, with a 0% interest rate. The note is payable in 2 monthly payments of $5,000.00 from March 01, 2016 to May 01, 2016.	10,000	-

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6.	NOTES PAYABLE, continued

Equipment Notes

Obligations under capital leases, bearing interest rates between 4.1% and 8.2% per annum, secured by equipment having a value that approximates the debt value. Terms range from 48 to 60 months.	1,030,957	960,205
Various Equipment notes, bearing interest rates between 2% and 41% per annum, secured by equipment having a value that approximates the debt value. Terms range from 36 to 72 months	1,249,607	1,298,978

Other Notes Payable

Bridge note bearing interest at a stated rate of 10% per annum, issued on November 15, 2007, one-half payable 60 days following the consummation of the Merger, and the remainder due in 12 monthly installments beginning the following month; convertible into shares of the Company’s common stock at a conversion price equal to the greater of $0.50 per share or a 10% discount to the 10 day Volume Weighted Average Price of the Company’s common stock. The note had previously converted to common shares and is considered paid in full.	-	100,000
Bridge note bearing interest at a stated rate of 12% per annum, issued on June 29, 2012, due 24 months from date of issuance. The note is past due.	609,000	609,000
Total Notes payables	$3,607,895	$3,459,183
Less: Current portion	$(2,052,331)	$(1,887,120)
Total Notes non-current portion	$1,555,564	$1,572,063

Senior Debt Disclosure

On October 29, 2015 the Company entered into a credit agreement, pursuant to which the Company received $8,000,000. The funds were disbursed as follow $6,000,000 and $2,000,000 on October 28, 2015 and November 11, 2015 respectively. The interest rate used is 12% per annum, also required to make 4% PIK payments, which is booked monthly as an increase to the senior debt balance.	$8,129,366	$8,048,682
Less: Original issue discount	(346,259)	(400,932)
Less: Deferred financing cost	(692,326)	(801,640)
Total Senior Debt, non-current portion	$7,090,781	$6,846,110

7.	SENIOR DEBT

On October 28, 2015, the Company, through its main operating entity Jus-Com, Inc. entered into an $8 million dollar senior credit facility. The facility has a two year term, and calls for interest payments in the amount of 12%, paid quarterly in arrears. Additionally, there is a “payment in kind” (PIK) provision which calls for a 4% per annum increase in the principal balance monthly. The facility is a senior credit facility, and is secured by principally all assets of the Company. The uses of the senior facility are to retire the existing senior debt and related accrued interest through a tender offer, retire the factoring line of credit, pay certain senior loan closing costs, settle certain pending litigation, and provide working capital to the Company. A “blocked” bank deposit account, controlled by the lender, was also initially established in the amount of $3,000,000 to be held for future advances. (See restricted cash, note 3). The Company is prohibited from an early payoff of the facility until October 28, 2017. There are several affirmative and negative covenants the Company must comply with, such as minimum bank account balances, minimum EDITDA thresholds, capital expenditures, leverage ratio, and debt service coverage ratio. As a condition of the facility, the Company issued 163,441 shares of its Series D preferred stock and 391,903 shares of its Series F preferred stock to the lender. As a result of a market valuation performed on this transaction by a qualified third party valuation firm, an original issue discount of $437,380 was determined, which will be amortized on a straight line method, which approximates the interest rate method, over a twenty four month period to interest expense. During the period ended March 31, 2016, $54,672 was included in amortization of debt discount, and $346,259 remained unamortized as of March 31, 2016. On April 5, 2016 the Company entered into an amendment agreement to its existing credit facility with Lateral, amending the original credit agreement signed October 28, 2015. The agreement amends select provisions of the original credit agreement, including equity raises and changes to certain financial and operational covenants.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8.	COMMITMENTS AND CONTINGENCIES

Property Lease Obligations

On February 19, 2016, the Company entered into a twenty five month lease for office and warehouse space in Valdosta, GA, at a monthly rent of $1,650.

On February 24, 2016, the Company entered into a one year lease for 4,000 square feet of office and warehouse space in Springfield, MO, at a monthly rent of $2,500.

On February 25, 2016, the Company entered into a two year lease for office and warehouse space in Davenport, IA, at a monthly rent of $2,350.

On March 1, 2016, the Company entered into a two year lease for 5,000 square feet of office and warehouse space in Des Moines, IA, at a monthly rent of $2,000.

On April 8, 2016, the Company entered into a three year lease for 8,640 square feet of office and warehouse space in Dallas, TX, at a monthly rent of $4,500.

Rental expense, resulting from property lease agreements was $125,777 and $35,895 for the three months ending March 31, 2016, and March 31, 2015, respectively

Following is a schedule by years of future minimum payments required under leases obligations with initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2016:

2016 (Remaining)	$440,122
2017	535,896
2018	439,046
2019	343,896
2020	325,896
Thereafter	570,318
Total Lease Obligations	$2,655,174

Accrued Litigation Expense

Legal Matters - The Company is involved in litigation claims arising in the ordinary course of business. Legal fees and other costs associated with such actions are expensed as incurred. In addition, the Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. The Company reserves for costs relating to these matters when a loss is probable and the amount can be reasonably estimated. There have been no material developments in any legal proceedings since the disclosures contained in the Company’s Form 10-K for the year ended September 30, 2015, at which time the Company provided for an accrual of $1,840,891 to settle these claims. On November 20, 2015, the Company settled the Martin and Arey lawsuit for $150,000 cash, a promissory note for $250,000, and 512,820 share of common stock, having a value of $5,120. On November 24, 2015, the Company settled the Daniel Fournier lawsuit for $100,000 in cash. On December 14, 2015, the Company settled the RoadSafe lawsuit for $130,000, payable in 13 monthly installments of $10,000 in cash.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8.	COMMITMENTS AND CONTINGENCIES, continued

Related Party Advances

Through March 31, 2016, the Chief Executive Officer (CEO) provided cash advances witnessed by a note, and from time to time, advances for the Company’s behalf on credit cards the CEO is personally liable for, aggregating $330,894. Additionally, the Company entered into several secured equipment financing arrangements with total obligations of approximately $363,000 as of March 31, 2016 that required the guaranty of a Company officer, which was provided by the CEO.

9.	STOCKHOLDERS’ EQUITY

Preferred Stock

On February 23, 2016, the Company issued 53,312 shares of its Preferred Series F stock with a grant date value of $35,186 to one of its investors as an incentive.

Dividends

Dividend charges recorded during the three months ended March 31, 2016 and 2015 are as follows:

	For the Three Months Ended
	March 31,
	2016	2015

Series
A	$12,510	12,510
A-1	7,380	7,381
B	-	-
C-1	-	-
C-2	-	-
C-3	-	-
Total	$19,890	$19,891

Accrued dividends payable at March 31, 2016 and December 31, 2015 are comprised of the following:

	March 31,	December 31,
	2016	2015
Series
A	$272,156	$259,646
A-1	198,867	191,487
B	-	-
C-1	-	-
C-2	-	-
C-3	-	-
Total	$471,023	$451,133

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

9.	STOCKHOLDERS EQUITY, continued

Warrants

There were no warrants issued during the three months ended March 31, 2016.

A summary of the warrant activity during the three months ended March 31, 2016 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Warrants	Price	Life in Years	Value
Outstanding, December 31, 2015	437,335	$0.60
Issued	-	-
Exercised	-	-
Expired	(437,335)	0.60
Outstanding, March 31, 2016	-	$-	-	$-

Exercisable, March 31, 2016	-	$0.00	0.00	-

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

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

9.	STOCKHOLDER’S EQUITY, continued

Reverse Split

On December 23, 2015, the Board unanimously authorized and approved an amendment to our Articles of Incorporation to effect a reverse stock split of our Common Stock at a 1-for-20 ratio (the “Reverse Split”) and increase our common shares authorized to 200,000,000. On December 30, 2015, stockholders holding a majority of our voting power approved by written consent the amendment to our Articles of Incorporation, which would affect the Reverse Split. The Reverse Split will reduce the number of outstanding shares of our Common Stock by reclassifying and converting all outstanding shares of our Common Stock into a proportionately fewer number of shares of Common Stock. The reverse stock split is pending approval by the Financial Industry Regulatory Authority (“FINRA”).

10.	SEGMENT DATA

The Company’s reportable operating segments consist of its telecommunications segment and its staffing segment, which are organized, managed and operated along key product and service lines.

The following tables summarize financial information about the Company’s business segments for the three months ended March 31, 2016 and March 31, 2015.

	For the Three Months Ended March 31, 2016
	Telecommunications	Staffing	Consolidated

Revenues	$2,084,149	$9,243	$2,093,392

(Loss) Income from Operations	$(554,826)	$2,008	$(552,818)

Depreciation and Amortization	$(218,896)	$-	$(218,896)

Interest Expense	$(482,134)	$(4,310)	$(486,444)

	For the Three Months Ended March 31, 2015
	Telecommunications	Staffing	Consolidated

Revenues	$1,909,481	$1,438,333	$3,347,814

Loss from Operations	$(490,521)	$(10,243)	$(500,764)

Depreciation and Amortization	$(21,481)	$-	$(21,481)

Interest Expense	$(225,927)	$(7,580)	$(233,507)

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

11.	SUBSEQUENT EVENTS

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

On April 7, 2016, the Company issued 12,000 shares of its Preferred Series F stock to its independent directors and two officers with a grant date value of $7,920.

On April 22, 2016, the Company issued 6,000,000 shares of its common stock with a grant date value of $300,000 to a vendor in settlement of accounts payable.

On April 26, 2016, the Company issued 3,559,706 shares of its common stock with a grant date value of $177,985 to a vendor in settlement of accounts payable.

On May 10, 2016, the Company issued 232,352 shares of Preferred Series F stock to an investor for funds of approximately $600,000 as of May 10, 2016.

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

Recent Business Developments

During the Company’s quarter ended March 31, 2015, we began the formation of a Business Development team with the addition of Carli Ancor as Chief Technology Officer. The efforts of the business development team have added new clients and business to the work mix, providing client diversification and opening up new geographies domestically. Specifically, the company entered into a three year strategic alliance agreement with Edge Communications with a value of up to $100 million dollars on February 18, 2016. Additionally, on March 3, 2016, the company signed a multi-year, multi-million-dollar contract with a leading telecommunications carrier.

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

On December 23, 2015, the Board unanimously authorized and approved an amendment to our Articles of Incorporation to effect a reverse stock split of our Common Stock at a 1-for-20 ratio (the “Reverse Split”). On December 30, 2015, stockholders holding a majority of our voting power approved by written consent the amendment to our Articles of Incorporation, which would affect the Reverse Split. The Reverse Split will reduce the number of outstanding shares of our Common Stock by reclassifying and converting all outstanding shares of our Common Stock into a proportionately fewer number of shares of Common Stock. On March 9, 2016, the Company filed a Form Pre-14C with the SEC concerning the 1 for 20 reverse stock split and the increase of the authorized shares of common stock from 70,000,000 to 200,000,000. On March 18, 2016 the Company received a comment letter from the SEC regarding the Form Pre-14C. The Company filed a response to the SEC on April 8, 2016. The Company received correspondence from the SEC on April 15, 2016, and had no objections to the response letter. On April 18, 2016, the Company filed its Definitive Form 14-C with the SEC, and has an application pending the reverse split approval with “FINRA”.

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

On March 31, 2016, Mr. Patrick O’Hare (48) was appointed to the Board of Directors and serves as an independent director. Mr. O’Hare has over 25 years experience in the telecommunications industry and is currently the Senior Vice President of Operations at ZenFi Networks, Inc. where he is responsible for network planning, engineering, operations, and service delivery. Prior to ZenFi, Mr. O’Hare was the Senior Vice President of Operations and Engineering at Sidera Networks where he led all operations, service delivery and engineering functions and was instrumental in the company’s acquisition by Berkshire Partners. Mr. O’Hare was also the Senior Vice President of Operations and Engineering at RCN Metro, Sidera’s predecessor company, and was integral to the company’s acquisition by ABRY Partners and the successful separation of assets from the RCN Cable parent company. Previously, he was Vice President of Field Operations for Zayo Bandwidth, where he was responsible for all aspects of field operations and the company’s fiber to the tower deployments. Prior to that, Patrick was Vice President for Field Operations for Level 3 Communications, where he was responsible for field operations, outside plant, colocation and facilities for the East region of North America. During his tenure at Level 3, Mr. O’Hare also held responsibility nationally for the company’s Customer Program Management organization. Before joining Level 3 in 1999, he held several management positions of increasing responsibility in corporate communications, customer service and operations at Verizon’s predecessor companies; New York Telephone, NYNEX and Bell Atlantic. Mr. O’Hare holds an MBA from Long Island University and a BA from the State University of New York - University at Albany.

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

Segment Reporting

We operate in the telecommunications infrastructure services industry and the staffing industry. The following table summarizes financial information regarding our business segments during three months ended March 31, 2016 and March 31, 2015.

	For the Three Months Ended March 31, 2016
	Telecommunications	Staffing	Consolidated

Revenues	$2,084,149	$9,243	$2,093,392

(Loss) Income from Operations	$(554,826)	$2,008	$(552,818)

Depreciation and Amortization	$(218,896)	$-	$(218,896)

Interest Expense	$(482,134)	$(4,310)	$(486,444)

	For the Three Months Ended March 31, 2015
	Telecommunications	Staffing	Consolidated

Revenues	$1,909,481	$1,438,333	$3,347,814

Loss from Operations	$(490,521)	$(10,243)	$(500,764)

Depreciation and Amortization	$(21,481)	$-	$(21,481)

Interest Expense	$(225,927)	$(7,580)	$(233,507)

Discussion of Operation Results for the Three Months ended March 31, 2016 and 2015

Overview

We reported consolidated net losses attributable to common shareholders of $1,119,245 and $749,188 during the three months ended March 31, 2016 and 2015, respectively, reflecting an increase in net losses of $370,057, primarily due to a $253,000 increase in interest expense and an increase of $109,000 in amortization expense.

Revenues and Gross Profit

We had overall revenues of $2,093,392 for the three months ended March 31, 2016, as compared to revenues of $3,347,814 for the three months ended March 31, 2015, resulting in a decrease in revenues of $1,254,422 or 37%. The decrease in revenues is primarily attributable to the staffing segment. In order to dedicate Company resources and capital to the telecommunications segment’s new business and to increase gross profit margin, management significantly reduced its focus in the staffing segment. As a result, for the three months ended March 31, 2016, staffing revenue was $9,243 compared to $1,438,333 for the three months ended March 31, 2015, resulting in a decrease in staffing revenue of $1,429,090 or 99%. Telecommunications revenues increased $174,668 or 9% for the three months ended March 31, 2016 compared to the three months ended March 31, 2105. Telecommunications revenue for those periods were $2,084,149 and $1,909,481, respectively. This shift in revenue mix resulted in an increase in gross profit margin from 18% to 37% for the three months ended March 31, 2015 and March 31, 2016, respectively, representing an increase of 106%.

Operating Expenses

We reported operating expenses of $1,333,205 and $1,117,208 for the three months ended March 31, 2016 and 2015, respectively, representing an increase of $215,997 or 19%. Selling, general, and administrative expenses increased $32,294 or 6%, due primarily to an increase in depreciation expense of $88,100, offset by overall cost controls implemented during the current period, and a decrease in legal expenses and professional services. Compensation expense was $534,573 and $440,940 for the three months ended March 31, 2016 and 2015, respectively, representing an increase of $93,633 or 21%. This increase is attributable primarily to an increase in salary expense and related ancillary expenses due to the addition of key personnel for our business development team.

Operating Loss

Operating loss increased by $52,054 or 10%, from a loss of $552,818 for the three months ended March 31, 2016 compared to a loss of $500,764 for the three months ended March 31, 2015. This was primarily attributable to an increase in gross profit as described above, with a decrease in selling, general, and administrative expenses partially offset by increases in occupancy costs, depreciation, and compensation expense.

Other Income and Expense

Other income and expense increased by $318,004 or 139%, during the three months ended March 31, 2016, when compared to the same period in the previous year, primarily due to a $109,315 increase in amortization expense, and a $252,937 increase in interest expense. The increase in amortization and interest expense is mainly attributable to the new senior credit facility effective October 28, 2015.

Liquidity and Capital Resources

Overview

As of March 31, 2016, the Company had an accumulated deficit of approximately $13.9 million. In addition, the Company has a working capital deficiency of $4.5 million as of March 31, 2016.

Management's plans are to continue to raise additional funds through the sales of debt and equity.

The Company recently issued 232,352 shares of Preferred Series F stock to an investor for funds of approximately $600,000 as of May 10, 2016.

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

Cash Flows for the Three months ended March 31, 2016 and 2015

Cash Provided by/Used in Operating Activities

Net cash used in operating activities was $2,088,320 during the three months ended March 31, 2016 as compared to cash provided by operating activities of $13,099 during the three months ended March 31, 2015. For the three months ended March 31, 2016, cash used in operating activities was primarily attributable to accounts receivable and other current assets, partially offset by accounts payable. For the three months ended March 31, 2015, cash provided by operating activities was attributable to accounts payable, partially offset by accounts receivable.

Cash Provided by/Used in Investing Activities

We provided $2,237,903 cash from investing activities during the three months ended March 31, 2016, as compared to cash used of $70,725 during the same period of the previous year. Cash provided by investing activities in the current period was primarily related to proceeds received from the restricted cash account of $2,252,522.

Cash Provided by/Used in Financing Activities

Cash used in financing activities was $200,083 during the three months ended March 31, 2016, as compared cash provided of $205,136 during the three months ended March 31, 2015. During the three months ended March 31, 2016, cash used in financing activities consisted principally of payments on notes payable. During the three months ended March 31, 2015, cash proceeds were derived from the payment of subscription receivable of $600,000, partially offset by notes payable proceeds of $210,302.

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

Backlog

As of March 31, 2016, we had a backlog of unfilled contracts and master service agreements of approximately $24,500,000. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We may experience variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments that may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

As a smaller reporting company, we are not required to provide the information requested by paragraph (a)(5) of this Item.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2015, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2016, there were no changes in our internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Legal Matters - The Company is involved in litigation claims arising in the ordinary course of business. Legal fees and other costs associated with such actions are expensed as incurred. In addition, the Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. The Company reserves for costs relating to these matters when a loss is probable and the amount can be reasonably estimated. On November 20, 2015, the Company settled the Martin and Arey lawsuit for $150,000 cash, a promissory note for $250,000, and common stock of 512,820, having a value of $5,120. On November 24, 2015, the Company settled the Daniel Fournier lawsuit for $100,000 in cash. On December 14, 2015, the Company settled the RoadSafe lawsuit for $130,000, payable in 13 monthly installments of $10,000 in cash. There have been no material developments in any legal proceedings since the disclosures contained in the Company’s Form 10-K for the year ended September 30, 2015, at which time the Company provided for an accrual of $1,840,891 to settle these claims.

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

On April 7, 2016, the Company issued 12,000 shares of its Preferred Series F stock to its independent directors and two officers with a grant date value of $7,920.

On April 22, 2016, the Company issued 6,000,000 shares of its common stock with a grant date value of $300,000 to a vendor in settlement of accounts payable.

On April 26, 2016, the Company issued 3,559,706 shares of its common stock with a grant date value of $177,985 to a vendor in settlement of accounts payable.

On May 10, 2016, the Company issued 232,352 shares of Preferred Series F stock to an investor for funds of approximately $600,000 as of May 10, 2016.

The Series F preferred shares and the common shares issued as described above were not registered under the Securities Act of 1933, as amended (the “Securities Act”) in reliance upon the exemption from registration provided by Section 4(2) of that Act and Regulation D promulgated thereunder, which exempts transactions by an issuer not involving any public offering. These securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. Certificates representing these securities contain a legend stating the same.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine and Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S. C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S. C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FTE Networks, Inc.

Date: May 16, 2016	By:	/s/ Michael Palleschi
Michael Palleschi
Chief Executive Officer

Date: May 16, 2016	By:	/s/ David Lethem
David Lethem
Chief Financial Officer