Form 10-Q
period 2016-06-30
FTE Networks, Inc.
filed 2016-08-16
CIK 1122063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016.

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of August 15, 2016, there were 72,964,253 shares of FTE Networks, Inc. common stock, $0.001 par value issued outstanding.

FTE NETWORKS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

Forward-looking statements can be identified by the use of terminology such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements which are contained in this Quarterly Report on Form 10-Q because they reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

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

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

FTE NETWORKS, INC. AND SUBSIDIARIES CONDENSED

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash	$77,059	$205,133
Restricted Cash	130,357	3,003,226
Accounts receivable, net	4,099,151	1,446,480
Other current assets	2,336,012	2,047,606
Total Current Assets	6,642,579	6,702,445

Property and equipment, net	3,049,442	2,544,497
Total Assets	$9,692,021	$9,246,942

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	3,004,868	2,998,240
Due to related parties	410,456	245,764
Accrued expenses and other current liabilities	3,569,854	3,578,945
Notes payable, current portion	1,719,996	1,887,120
Notes payable, related parties, current portion	287,302	287,301
Accrued litigation costs	1,195,839	1,335,771
Total Current Liabilities	10,188,315	10,333,141
Notes payable, non-current portion	2,447,135	1,572,063
Senior note payable, non-current portion, net of original issue discount and deferred costs	7,316,149	6,846,110
Total Liabilities	19,951,599	18,751,314
Temporary Equity:
Series D convertible preferred stock, subject to put provision, stated value $4.00, 2,000,000 designated and 0 and 163,441 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	-	129,027
Series F convertible preferred stock, subject to put provision, stated value $4.00, 2,000,000 designated and 0 and 391,903 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	-	308,353
Common stock; $0.001 par value, subject to put provision, 200,000,000 shares authorized and 11,106,880 and 0 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	437,380	-
Total Temporary Equity	437,380	437,380

Commitments and contingencies

Stockholders’ Deficiency:
Preferred stock; $0.01 par value, 5,000,000 shares authorized:
Series A convertible preferred stock, stated value $1,000, 4,500 shares designated and 500 shares issued and outstanding at June 30, 2016 and December 31, 2015 (liquidation preference $1,409,668)	5	5
Series A-1 convertible preferred stock, stated value $1,000, 1,000 shares designated and 295 shares issued and outstanding at June 30, 2016 and December 31, 2015 (liquidation preference $869,993)	3	3
Series D convertible preferred stock, stated value $4.00, 2,000,000 designated and 0 and 1,830,759 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	0	18,308
Series F convertible preferred stock, stated value $4.00, 1,980,000 designated and 0 and 525,558 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	0	5,256
Common stock; $0.001 par value, 200,000,000 shares authorized and 61,232,969 and 46,386,220 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	61,232	2,319
Additional paid-in capital	4,575,012	3,053,075
Subscriptions receivable	(359,197)	(204,789)
Accumulated deficit	(14,974,013)	(12,815,929)
Total Stockholders’ Deficiency	(10,696,958)	(9,941,752)
Total Liabilities and Stockholders’ Deficiency	$9,692,021	$9,246,942

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTE NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Revenues, net of discounts	$3,162,714	$4,070,625	$5,256,106	7,418,439
Cost of revenues	1,933,358	3,147,283	3,246,363	5,878,652
Gross Profit	1,229,356	923,342	2,009,743	1,539,787

Operating Expenses
Compensation expense/selling, general and administrative	565,828	508,377	1,100,401	949,317
Selling, general and administrative expenses	814,784	568,397	1,372,415	1,094,734
Travel expense	86,696	88,921	166,264	197,514
Occupancy costs	197,921	61,128	358,354	100,966
Transaction expenses	-	-	-	1,500
Total Operating Expenses	1,664,229	1,226,823	2,997,434	2,334,031
Operating Loss	(434,873)	(303,481)	(987,691)	(804,244)

Other (Expense) Income
Interest expense	(475,674)	(180,413)	(962,118)	(413,920)
Amortization of debt discount	(109,315)	-	(218,630)	-
Forbearance expense	-	(1,023,112)	-	(1,023,112)
Other income (expense)	(38,867)	5,982	45,541	10,956
Incentive expense for investor	-	-	(35,186)	-
Total Other (Expense) Income	(623,856)	(1,197,543)	(1,170,393)	(1,426,076)

Net Loss	(1,058,729)	(1,501,024)	(2,158,084)	(2,230,320)

Preferred stock dividends	(19,890)	(19,889)	(39,781)	(39,779)
Net Loss attributable to common shareholders	$(1,078,619)	$(1,520,913)	$(2,197,865)	(2,270,099)

Loss per share:
Basic and diluted	$(.02)	$(.03)	$(.04)	(.05)

Weighted average number of common shares outstanding:
Basic and diluted	53,192,406	44,193,209	53,192,406	44,193,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTE NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(unaudited)

	Series A		Series A-1		Series D		Series F		Common		Paid in	Subscription	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity
12/31/2015 Shares/Amounts	500	$5	295	$3	1,830,759	$18,308	525,559	$5,256	2,319,311	$2,319	$3,053,075	$(204,789)	$(12,815,929)	$(9,941,752)
Preferred Series F Issued to Investor							285,664	2,857			961,737	(929,408)		35,186
Common Shares Issued to Employees									10,000	10	1,990			2,000
Common Shares to Settle Debt									477,985	478	477,507			477,985
Series F adjustment to transfer agent records							48,250	483			(483)			0
Series F issued to directors and employees for compensation							231,041	2,310			150,177			152,487
Conversion of Series D to Common Stock					(1,830,759)	(18,308)			36,615,180	36,615	(18,307)			0
Conversion of Series F to Common Stock							(1,090,514)	(10,906)	21,810,280	21,810	(10,904)			0
Repayment of Subscription Receivable												775,000		775,000
Reverse Stock Split
Common Shares Issued Round up Provision Reverse Split									213
Accrued Dividends -Preferred Stock											(39,780)			(39,780)
Net Loss													(2,158,084)	(2,158,084)

6/30/2016 Amounts	500	$5	295	$3	0	$(0)	(0)	$(0)	61,232,969	$61,232	$4,575,012	$(359,197)	$(14,974,013)	$(10,696,958)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTE NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	June 30,
	2016	2015

Cash flows from operating activities:
Net income	(2,158,084)	(2,230,320)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred financing costs	218,630	-
Forbearance incentive expense	-	1,023,112
Depreciation expense	236,737	53,048
Amortization of original issue discount	109,345	-
Payment in kind interest-senior debt	162,663	-
Stock Incentive expense to investor	35,186	-
Stock incentive expense to employees	154,487	-
Changes in operating assets and liabilities:
Accounts receivable	(2,652,671)	479,622
Other current assets	(288,406)	(185,926)
Accrued lease termination costs	-	(116,544)
Due to related party	-	85,399
Accounts payable and accrued liabilities	568,849	1,531,029
Accrued Litigation Costs	-	(40,000)
Net cash (used in) provided by operating activities	(3,613,263)	599,420

Cash flows from investing activities:
Purchases of property and equipment	(114,215)	47,533
Restricted cash account	2,872,869	-
Net cash (used in) provided by investing activities	2,785,654	47,533

Cash flows from financing activities:
Proceeds from issuance of notes payable, net	275,000	-
Payments on factor line of credit, net	-	(259,934)
Payments on notes payable	(446,183)	(238,881)
Proceeds from issuance of notes payable-related parties	175,642	-
Payments on notes payable-related parties	(32,325)	-
Payment of deferred financing costs	(20,599)	-
Issuance of preferred stock	775,000	-
Net cash (used in) provided by financing activities	726,535	(498,815)

Net change in cash	(128,074)	148,158
Cash, beginning of period	205,133	41,372
Cash, end of period	$77,059	189,530

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$643,597	150,276

Non-cash financing activities:
Notes payable issued to finance equipment purchases	$631,361	523,617
Common stock shares issued for notes payable	$9,560	-
Issuance of notes to settle accrued litigation	$146,000	-
Issuance of notes to settle accounts payable	$123,148	-
Preferred shares issued as incentive	$155,020	-
Accrued dividends, preferred stock	$39,780	39,779
Unpaid subscription for preferred shares	-	549,907
Preferred shares issued to settle rent obligation	-	50,000

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

●	Jus-Com, Inc., (dba FTE Network Services) specializes in the design, engineering, installation, and maintenance of all forms of telecommunications infrastructure. Services include engineering consulting, design, installation, maintenance, and emergency response in various categories including cabling, equipment installation and configuration, rack and stack, wiring build-outs, infrastructure build-outs, DC power installation, OSP/ISP fiber placement, fiber cable splicing and testing.

●	FTE Wireless, LLC, offers wireless solutions to major wireless carriers including equipment installation, fiber backhaul, antennae installation and testing, small cell solutions, fiber-to-site and other turnkey solutions as needed by such clients.

●	Focus Venture Partners, Inc. (dba FVP Worx) is a multifaceted employment firm offering full service staffing solutions, specializing in the telecommunications, technology and construction services industries.

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

On January 5, 2016, the FASB issued ASU2 016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (the ASU). Changes to the current GAAP model primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The classification and measurement guidance will be effective in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating how the adoption of this standard will impact its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The core change with ASU 2016-2 is the requirement for the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect that the adoption of ASU 2016-02 will have on its financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” or ASU 2016-09, which amends ASC Topic 718, “Compensation – Stock Compensation.” ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard is effective for fiscal years beginning after December 31, 2016, and interim periods within those years and early adoption is permitted. The Company is currently evaluating how the adoption of this standard will impact its consolidated financial statements.

On June 16, 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU modifies the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. ASU No. 2016-13 will be effective for us as of January 1, 2020. We are currently reviewing the effect of ASU No. 2016-13.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Liquidity - The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2016, the Company has an accumulated deficit of $14.9 million. In addition, the Company has working capital deficiencies of $4.2 million and $3.6 million as of June 30, 2016 and December 31, 2015, respectively. Management plans to continue to raise additional funds through the sales of debt or equity securities until such time its operations will begin to produce a positive cash flow. However, there is no assurance that additional financing will be available when needed or that management will be able to obtain and close financing transactions on terms acceptable to the Company or whether the Company will become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. As of June 30, 2016, the Company has a backlog of approximately $33,000,000 of future orders to be fulfilled in the next twelve months.

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

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Basic and Diluted Loss Per Share - The basic net loss per share is computed by dividing the net loss (the numerator) by the weighted average number of common shares outstanding for the period (the denominator). Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares and potential common shares outstanding (if dilutive) during each period. Potential common shares include stock options, warrants and preferred stock. The number of potential common shares outstanding relating to stock options, warrants and preferred stock is computed using the treasury stock method. For the periods presented, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. Comparative data for the previous period has been adjusted to reflect the 1 for 20 reverse split effectuated May 26, 2016.

The following securities are excluded from the calculation of weighted average dilutive common shares because they are not currently convertible, or because their inclusion would have been anti-dilutive:

	For the Six Months Ended
	June 30,
	2016	2015
Convertible preferred stock, Series A	667,169	667,169
Convertible preferred stock, Series A-1	393,645	393,645
Convertible preferred stock, Series D [1]	-	760,959,600
Convertible preferred stock, Series F [1]	-	-
Warrants	-	797,358
Convertible debt	-	200,000
Total potentially dilutive shares	1,060,814	763,017,722

[1]	The Series D and Series F preferred shares are convertible at a rate of 400 pre-split shares of common stock for each share of preferred stock but not until the Company has effected a sufficient increase in the authorized common shares. The Series D and Series F preferred shares were mandatorily converted to common shares at a ratio of 1 to 20 when the reverse split of common shares was effectuated on May 26, 2016.

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

The Company’s customer base is highly concentrated. As of December 31, 2015, the Company’s three largest customers, Customer E, Customer H and Customer B, represented 47%, 14%, and 10% of accounts receivable, respectively. As of June 30, 2016, the Company’s three largest customers, a provider of large scale fiber optic cables, “Customer E”, and two innovative communications service providers, “Customers J” & “Customer M”, represented 22%, 14% and 12% of accounts receivable, respectively.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Revenue may significantly decline if the Company were to lose one or more of its significant customers. For the three and six months ended June 30, 2015, Customer E represented approximately 46% and 44% of revenues respectively, and customer B represented approximately 24% and 31% respectively. During the three and six months ended June 30, 2016 the Company generated revenue by three new customers, Customer J, represented approximately 33% and 27% of revenues respectively, Customer L, represented approximately 11% and 13% of revenues respectively, and Customer M representing 9% and 11% of revenues respectively.

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

3. RESTRICTED CASH ACCOUNT

The restricted cash account was created to deposit the unused proceeds from the Company’s new senior debt (Note 5. Senior Debt). The funds are kept at a bank in an account segregated from our main operating account. The Company does not have direct access to or control over the funds held in this account. The funds are disbursed to the Company upon the written request of the lender. These balances were $130,357 as of June 30, 2016 and $3,003,226 as of December 31, 2015.

4. OTHER CURRENT ASSETS

Other current assets consist of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015

Other receivables, net of reserve of $150,000 as of June 30, 2016 and December 31, 2015	$1,301,772	$1,232,555
Security deposits and prepaid expenses	452,758	191,253
Pre-paid Cost (Work in Process)	581,482	623,798
TOTAL	$2,336,012	$2,047,606

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of June 30, 2016 and December 31, 2015, Accrued Expenses and Other Current Liabilities were comprised of the following:

	June 30, 2016	December 31, 2015
Accrued interest payable[1]	$836,404	$817,452
Accrued dividends payable	490,913	451,133
Accrued compensation expense[2]	2,063,118	2,015,277
Other accrued expense	179,419	295,083
Accrued expenses, current	$3,569,854	$3,578,945

[1]	Accrued interest payable includes approximately $300,000 of estimated penalties and interest associated with the unpaid payroll taxes as of June 30, 2016 and December 31, 2015, respectively.

[2]	Accrued compensation expense includes $1,863,031 of unpaid payroll taxes for the period ended June 30, 2016 and December 31, 2015, respectively.

6. NOTES PAYABLE

	June 30, 2016	December 31, 2015
Vendors Notes (Unsecured)
Long term vendor Notes (“Vendor Notes”) issued to settle litigation bearing interest rates between 0% and 6% per annum. Terms range from 1 to 9 months.	$668,552	$491,000

Other Notes Payable

Short term Bridge notes bearing interest at a stated rate between 10% and 12% per annum. Terms range from 4 to 6 months.	884,000	709,000

Equipment Notes

Obligations under capital leases, bearing interest rates between 4.1% and 8.2% per annum, secured by equipment having a value that approximates the debt value. Terms range from 48 to 60 months.	1,139,862	960,205
Various Equipment notes, bearing interest rates between 2% and 41% per annum, secured by equipment having a value that approximates the debt value. Terms range from 36 to 72 months.	1,474,717	1,298,978
Total Notes payables	$4,167,131	$3,459,183
Less: Current portion	$(1,719,996)	$(1,887,120)
Total Notes non-current portion	$2,447,135	$1,572,063

Senior Debt Disclosure

On October 29, 2015 the Company entered into a credit agreement, pursuant to which the Company received $8,000,000. The funds were disbursed as follow $6,000,000 and $2,000,000 on October 28, 2015 and November 11, 2015 respectively. The interest rate used is 12% per annum, also required to make 4% PIK payments, which is booked monthly as an increase to the senior debt balance.	$8,211,345	$8,048,682
Less: Original issue discount	(291,587)	(400,932)
Less: Deferred financing cost	(603,609)	(801,640)
Total Senior Debt, non-current portion	$7,316,149	$6,846,110

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7. SENIOR DEBT

On October 28, 2015, the Company, through its main operating entity Jus-Com, Inc. entered into an $8 million dollar senior credit facility. The facility has a two year term, and calls for interest payments in the amount of 12%, paid quarterly in arrears. Additionally, there is a “payment in kind” (PIK) provision which calls for a 4% per annum increase in the principal balance monthly. The facility is a senior credit facility, and is secured by principally all assets of the Company. The uses of the senior facility are to retire the existing senior debt and related accrued interest through a tender offer, retire the factoring line of credit, pay certain senior loan closing costs, settle certain pending litigation, and provide working capital to the Company. A “blocked” bank deposit account, controlled by the lender, was also initially established in the amount of $3,000,000 to be held for future advances. (See restricted cash, note 3). The Company is prohibited from an early payoff of the facility until October 28, 2017. There are several affirmative and negative covenants the Company must comply with, such as minimum bank account balances, minimum EDITDA thresholds, capital expenditures, leverage ratio, and debt service coverage ratio. As a condition of the facility, the Company issued 163,441 shares of its Series D preferred stock and 391,903 shares of its Series F preferred stock to the lender. As a result of a market valuation performed on this transaction by a qualified third party valuation firm, an original issue discount of $437,380 was determined, which will be amortized on a straight line method, which approximates the interest rate method, over a twenty four month period to interest expense. During the period ended June 30, 2016, $109,345 was included in amortization of debt discount, and $291,587 remained unamortized as of June 30, 2016. On April 5, 2016 the Company entered into an amendment agreement to its existing credit facility with Lateral, amending the original credit agreement signed October 28, 2015. The agreement amends select provisions of the original credit agreement, including equity raises and changes to certain financial and operational covenants.

8. COMMITMENTS AND CONTINGENCIES

Property Lease Obligations

Rental expense, resulting from property lease agreements was $79,301 and $55,079 for the three months ending June 30, 2016 and June 30, 2015, respectively, and $158,603 and $90,974 for the six months ending June 30, 2016, and June 30, 2015, respectively

Following is a schedule by years of future minimum payments required under leases obligations with initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2016:

2016 (Remaining)	$292,198,
2017	535,896
2018	439,046
2019	343,896
2020	325,896
Thereafter	570,318
Total Lease Obligations	$2,507,250

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

Related Party Advances

Through June 30, 2016, the Chief Executive Officer (CEO) provided cash advances witnessed by a note, and from time to time, advances for the Company’s behalf on credit cards the CEO is personally liable for, aggregating $377,278. Additionally, the Company entered into several secured equipment financing arrangements with total obligations of approximately $343,000 as of June 30, 2016 that required the guaranty of a Company officer, which was provided by the CEO.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

9. STOCKHOLDERS’ EQUITY

Preferred Stock

Dividends

Dividend charges recorded during the three months and six months ended June 30, 2016 and 2015 are as follows:

	For the three Months Ended
	June 30,
	2016	2015

Series
A	$12,510	12,510
A-1	7,380	7,381
B	-	-
C-1	-	-
C-2	-	-
C-3	-	-
Total	$19,890	$19,891

	For the six Months Ended
	June 30,
	2016	2015

Series
A	$25,020	25,019
A-1	14,761	14,760
B	-	-
C-1	-	-
C-2	-	-
C-3	-	-
Total	$39,781	$39,779

Accrued dividends payable at June 30, 2016 and December 31, 2015 are comprised of the following:

	June 30, 2016	December 31, 2015
Series
A	$284,666	$259,646
A-1	206,247	191,487
B	-	-
C-1	-	-
C-2	-	-
C-3	-	-
Total	$490,913	$451,133

Warrants

There were no warrants issued during the six months ended June 30, 2016.

A summary of the warrant activity during the six months ended June 30, 2016 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Warrants	Price	Life in Years	Value
Outstanding, December 31, 2015	437,335	$0.60	-	-
Issued	-	-	-	-
Exercised	-	-	-	-
Expired	(437,335)	0.60	-	-
Outstanding, June 30, 2016	-	$-	-	$-
Exercisable, June 30, 2016	-	$-	-	$-

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

Pursuant to ASC 480-10-S99, preferred stock redeemable for cash or other assets are to be classified outside of permanent equity if it is redeemable with any one of the following characteristics:

●	At a fixed or determinable price on a fixed or determinable date,

●	At the option of the shareholder, or

●	Upon the occurrence of an event that is not solely within the control of the reporting entity.

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

The Redeemable Shares originally issued with the transaction, 163,441 of Series D Preferred Convertible shares and 391,903 of Series F Preferred Convertible shares, were converted to 11,106,880 shares of the Company’s Common Stock on or around May 26, 2016. The conversion was completed due to the mandatory conversion feature of the preferred shares due to the reverse split of the Company’s Common Stock on May 26, 2016.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

9. STOCKHOLDER’S EQUITY, continued

Reverse Split

On December 23, 2015, the Board unanimously authorized and approved an amendment to our Articles of Incorporation to effect a reverse stock split of our Common Stock at a 1-for-20 ratio (the “Reverse Split”) and increase our common shares authorized to 200,000,000. On December 30, 2015, stockholders holding a majority of our voting power approved by written consent the amendment to our Articles of Incorporation, which would affect the Reverse Split. The Reverse Split will reduce the number of outstanding shares of our Common Stock by reclassifying and converting all outstanding shares of our Common Stock into a proportionately fewer number of shares of Common Stock. The reverse stock was approved by the Financial Industry Regulatory Authority (“FINRA”) on May 25, 2016 and effectuated on May 26, 2016. In conjunction with the Reverse Split approval, all of the Series D and Series F preferred convertible shares mandatorily converted to common shares at a 1-for-20 ratio.

10. SEGMENT DATA

The Company’s reportable operating segments consist of its telecommunications segment and its staffing segment, which are organized, managed and operated along key product and service lines.

The following tables summarize financial information about the Company’s business segments for the three and six months ended June 30, 2016 and June 30, 2015.

	For the Three Months Ended June 30, 2016
	Telecommunications	Staffing	Consolidated

Revenues	$3,138,198	24,516	3,162,714

Income (Loss) from Operations	$(477,962)	43,089	(434,873)

Depreciation and Amortization	$236,470	-	236,470

Interest Expense	$471,364	4,310	475,674

	For the Three Months Ended June 30, 2015
	Telecommunications	Staffing	Consolidated

Revenues	$2,182,872	1,887,753	4,070,625

Income (Loss) from Operations	$(328,470)	24,989	(303,481)

Depreciation and Amortization	$31,567	-	31,567

Interest Expense	$176,156	4,257	180,413

	For the Six Months Ended June 30, 2016
	Telecommunications	Staffing	Consolidated

Revenues	$5,222,346	33,760	5,256,106

Income (Loss) from Operations	$(1,032,788)	45,097	(987,691)

Depreciation and Amortization	$455,366	-	455,366

Interest Expense	$953,499	8,619	962,118

	For the Six Months Ended June 30, 2015
	Telecommunications	Staffing	Consolidated

Revenues	$4,092,352	3,326,087	7,418,439

Income (Loss) from Operations	$(818,990)	14,746	(804,244)

Depreciation and Amortization	$53,048	-	53,048

Interest Expense	$402,083	11,837	413,920

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

11. SUBSEQUENT EVENTS

On July 8, 2016, the Company issued 70,000 shares of its common stock with a grant date value of $49,700 for a legal retainer.

On July 8, 2016, the Company issued 95,000 shares of its common stock with a grant date value of $114,000 as settlement of debt.

On July 20, 2016, the Company issued 50,000 shares of its common stock with a grant date value of $30,000 to an individual as incentive compensation.

On July 24, 2016, the Company issued 214,404 shares of its common stock with a grant date value of $6,217 to a law firm for a legal settlement.

On July 27, 2016, the Company issued 75,000 shares of its common stock with a grant date value of $45,000 as incentive compensation.

On July 28, 2016, the Company issued 20,000 shares of its common stock with a grant date value of $12,000 to an individual as incentive compensation.

On August 5, 2016, the Company issued 100,000 shares of its common stock with a grant date value of $5,000 to an individual for services performed for the Company.

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

Overview

We are a U.S. based provider of international and regional telecommunications and technology systems, specializing in the design, engineering, installation, construction and maintenance of telecommunications and technology networks and infrastructure. We also offer managed information technology, telecommunications services, subscriber based services and staffing solutions through our wholly owned subsidiaries:

●	Jus-Com, Inc., (dba FTE Network Services) specializes in the design, engineering, installation, and maintenance of all forms of telecommunications infrastructure. Services including engineering consulting, design, installation, maintenance and emergency response in various categories including cabling, rack and stack, equipment installation and configuration, wiring build-outs, infrastructure build-outs, DC power installation, OSP/ISP fiber placement, fiber cable splicing and fiber testing.

●	FTE Wireless, LLC, offers wireless solutions to major wireless carriers including equipment installation, fiber backhaul, antennae installation and testing, small cell solutions, fiber-to-site and other turnkey solutions as needed by the clients.

●	Focus Venture Partners, Inc. (dba FVP Worx) is a multifaceted employment firm offering full service staffing solutions, specializing in telecommunications, technology and construction services industries.

Recent Business Developments

On December 23, 2015, the Board unanimously authorized and approved an amendment to our Articles of Incorporation to effect a reverse stock split of our Common Stock at a 1-for-20 ratio (the “Reverse Split”). On December 30, 2015, stockholders holding a majority of our voting power approved by written consent the amendment to our Articles of Incorporation, which would affect the Reverse Split. The Reverse Split will reduce the number of outstanding shares of our Common Stock by reclassifying and converting all outstanding shares of our Common Stock into a proportionately fewer number of shares of Common Stock. On March 9, 2016, the Company filed a Form Pre-14C with the SEC concerning the 1 for 20 reverse stock split and the increase of the authorized shares of common stock from 70,000,000 to 200,000,000. On March 18, 2016 the Company received a comment letter from the SEC regarding the Form Pre-14C. The Company filed a response to the SEC on April 8, 2016. The Company received correspondence from the SEC on April 15, 2016, and had no objections to the response letter. On April 18, 2016, the Company filed its Definitive Form 14-C with the SEC. On May 25, 2016 “FINRA” approved the Reverse Split, which was effectuated on May 26, 2016.

On January 4, 2016, the Company entered into an employment agreement with Kirstin Gooldy to serve as the Company’s Chief Compliance Officer in consideration of a salary of $112,500 per year, with standard employee insurance and other benefits. The employment agreement commenced on January 4, 2016 and ends on January 4, 2018, after which it is renewable for twelve months, until terminated by either party with 90 days written notice

On February 8, 2016, Mr. Brad Mitchell was appointed to the Board of Directors as an independent director. Mr. Mitchell (56) currently serves as President of TelePacific Communications - Texas, and is responsible for TelePacific’s operations across the state of Texas. Mr. Mitchell brings a unique combination of knowledge and wide-ranging telecommunications industry experience gained in both the venture capital and established industry leader arenas. Mitchell returned to TelePacific after previously serving as Senior Vice President - Field Operations, and was instrumental in creating TelePacific’s customer-centric structure by leading the TelePacific’s sales operations during TelePacific’s early years. Prior to TelePacific, Mr. Mitchell served as Area Vice President at Sprint PCS, where he launched and operated several markets in the southeast, including New Orleans and Atlanta. More recently, he served as Executive Vice President of Cable & Wireless’ International Accounts and also built a highly successful retail franchise operation. Mitchell earned a degree in Business Administration from Oglethorpe University in Atlanta.

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

On February 16, 2016, Ms. Luisa Ingargiola was appointed to the Board of Directors as an independent director. Mrs. Ingargiola is the Chief Financial Officer for Magne Gas, a NASDAQ listed technology company, which produces a plasma based system for the gasification and sterilization of liquid waste. Mrs. Ingargiola currently serves as a Board Director for The JBF Foundation Worldwide and CES Synergies, Inc., where she also serves as the Audit Committee Chair. Prior to joining Magne Gas, Mrs. Ingargiola worked as a Budget and Expense Manager for MetLife Insurance Company. In this capacity she managed a $30-million-dollar annual budget. Her responsibilities included budget implementation, expense and variance analysis and financial reporting. Luisa previously served as a Board Director, Audit Committee Chair for CBD Energy Limited in 2014. Mrs. Ingargiola received her Bachelor’s Degree from Boston University and her Master’s Degree from the University of South Florida.

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

Segment Reporting

We operate in the telecommunications infrastructure services industry and the staffing industry. The following table summarizes financial information regarding our business segments during three months and six months ended June 30, 2016 and June 30, 2015.

	For the Three Months Ended June 30, 2016
	Telecommunications	Staffing	Consolidated

Revenues	$3,138,198	24,516	3,162,714

Income (Loss) from Operations	$(477,962)	43,089	(434,873)

Depreciation and Amortization	$236,470	-	236,470

Interest Expense	$471,364	4,310	475,674

	For the Three Months Ended June 30, 2015
	Telecommunications	Staffing	Consolidated

Revenues	$2,182,872	1,887,753	4,070,625

Income (Loss) from Operations	$(328,470)	24,989	(303,481)

Depreciation and Amortization	$31,567	-	31,567

Interest Expense	$176,156	4,257	180,413

	For the Six Months Ended June 30, 2016
	Telecommunications	Staffing	Consolidated

Revenues	$5,222,346	33,760	5,256,106

Income (Loss) from Operations	$(1,032,788)	45,097	(987,691)

Depreciation and Amortization	$455,366	-	455,366

Interest Expense	$953,499	8,619	962,118

	For the Six Months Ended June 30, 2015
	Telecommunications	Staffing	Consolidated

Revenues	$4,092,352	3,326,087	7,418,439

Income (Loss) from Operations	$(818,990)	14,746	(804,244)

Depreciation and Amortization	$53,048	-	53,048

Interest Expense	$402,083	11,837	413,920

Discussion of Operation Results for the Three and Six Months ended June 30, 2016 and 2015

Overview

For the three months ended June 30, 2016 and 2015, respectively, we reported consolidated net losses attributable to common shareholders of $1,078,619 and $1,520,913, reflecting a decrease in net losses of $442,294 or 29%. A decrease in forbearance expense for the three month period from June 30, 2015 to 2016, respectively, of $1,023,112 was offset primarily by an increase of $295,261 in interest expense, an increase of $109,315 in amortization expense, and a $154,487 increase in incentive expenses.

We reported consolidated net losses attributable to common shareholders of $2,197,865 and $2,270,099 during the six months ended June 30, 2016 and 2015, respectively, reflecting a decrease in net losses of $72,234 or 3%. A decrease in forbearance expense for the six month period from June 30, 2015 to 2016, respectively, of $1,023,112 was offset primarily by an increase of $548,198 in interest expense, an increase of $218,630 in amortization expense, and a $189,673 increase in incentive expenses.

Revenues and Gross Profit

We had overall revenues of $3,162,714 for the three months ended June 30, 2016, as compared to revenues of $4,070,625 for the three months ended June 30, 2015, resulting in a decrease in revenues of $907,911 or 22%. The decrease in revenues is primarily attributable to the staffing segment. In order to dedicate Company resources and capital to the telecommunications segment’s new business and to increase gross profit margin, management significantly reduced its focus in the staffing segment. As a result, for the three months ended June 30, 2016, staffing revenue was $24,516 compared to $1,887,753 for the three months ended June 30, 2015, resulting in a decrease in staffing revenue of $1,863,237 or 99%. Telecommunications revenues increased $955,326 or 44% for the three months ended June 30, 2016 compared to the three months ended June 30, 2105. Telecommunications revenue for those periods were $3,138,198 and $2,182,872, respectively. This shift in revenue mix resulted in an increase in gross profit margin from 23% to 39% for the three months ended June 30, 2015 and June 30, 2016, respectively.

We had overall revenues of $5,256,106 for the six months ended June 30, 2016, as compared to revenues of $7,418,439 for the six months ended June 30, 2015, resulting in a decrease in revenues of $2,162,333 or 29%. The decrease in revenues is primarily attributable to the staffing segment as described above. For the six months ended June 30, 2016, staffing revenue was $33,760 compared to $3,326,087 for the six months ended June 30, 2015, resulting in a decrease in staffing revenue of $3,292,327 or 99%. Telecommunications revenues increased $1,129,994 or 28% for the six months ended June 30, 2016 compared to the six months ended June 30, 2105. Telecommunications revenue for those periods were $5,222,346 and $4,092,352, respectively. This shift in revenue mix resulted in an increase in gross profit margin from 21% to 38% for the six months ended June 30, 2015 and June 30, 2016, respectively.

Operating Expenses

We reported operating expenses of $1,664,229 and $1,226,823 for the three months ended June 30, 2016 and 2015, respectively, representing an increase of $437,405 or 35%. Selling, general, and administrative expenses increased $245,387, due primarily to an increase in depreciation expense of $95,589 and a one time stock compensation expense of $154,487, offset by overall cost controls implemented during the current period, and a decrease in legal expenses and professional services. Compensation expense was $565,828 and $508,377 for the three months ended June 30, 2016 and 2015, respectively, representing an increase of $57,451. This increase is attributable primarily to an increase in salary expense and related ancillary expenses due to the addition of key personnel for our business development team.

We reported operating expenses of $2,997,434 and $2,344,031 for the six months ended June 30, 2016 and 2015, respectively, representing an increase of $653,403 or 28%. Selling, general, and administrative expenses increased $277,681 due primarily to an increase in depreciation expense of $236,737 and a one time stock compensation expense of $154,487, which was offset by overall cost controls implemented during the current period, and a decrease in legal expenses and professional services. Compensation expense was $1,100,401 and $949,317 for the six months ended June 30, 2016 and 2015, respectively, representing an increase of $151,084. This increase is attributable primarily to an increase in salary expense and related ancillary expenses due to the addition of key personnel for our business development team.

Operating Loss

Operating loss increased by $131,392 or 43% to a loss of $434,873 for the three months ended June 30, 2016 compared to a loss of $303,481 for the three months ended June 30, 2015. This was primarily attributable to an increase in gross profit as described above, with an increase in selling, general, and administrative expenses, depreciation expenses, one time stock compensation expense, and occupancy costs.

Operating loss increased by $183,447 from a loss of $987,691 for the six months ended June 30, 2016 compared to a loss of $804,244 for the six months ended June 30, 2015. This was primarily attributable to an increase in gross profit as described above, with an increase in selling, general, and administrative expenses, depreciation expenses, one time stock compensation expense, and occupancy costs, partially offset by a decrease in travel expense.

Other Income and Expense

Other income and expense decreased by $573,687 during the three months ended June 30, 2016, when compared to the same period in the previous year, primarily due to a $1,023,112 decrease in forbearance expense, offset by increases in amortization expense, interest expense, and incentive expense. The increase in amortization and interest expense is mainly attributable to the new senior credit facility effective October 28, 2015.

For the six months ended June 30, 2016 and June 30, 2015, other income and expense decreased by $255,683, primarily due to a $1,023,112 decrease in forbearance expense, offset by increases in amortization expense, interest expense, and incentive expense. The increase in amortization and interest expense is mainly attributable to the new senior credit facility effective October 28, 2015.

Liquidity and Capital Resources

Overview

As of June 30, 2016, the Company had an accumulated deficit of approximately $14.9 million. In addition, the Company has a working capital deficiency of $4.2 million as of June 30, 2016.

Management’s plans are to continue to raise additional funds through the sales of debt and equity.

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

Cash Flows for the Six months ended June 30, 2016 and 2015

Cash Provided by/Used in Operating Activities

Net cash used in operating activities was $3,613,263 during the six months ended June 30, 2016 as compared to cash provided by operating activities of $199,850 during the six months ended June 30, 2015. For the six months ended June 30, 2016, cash used in operating activities was primarily attributable to accounts receivable and other current assets, partially offset by accounts payable. For the six months ended June 30, 2015, cash provided by operating activities was attributable to forbearance expense and accounts payable, partially offset by accounts receivable.

Cash Provided by/Used in Investing Activities

We provided $2,785,654 cash from investing activities during the six months ended June 30, 2016, as compared to cash provided of $47,533 during the same period of the previous year. Cash provided by investing activities in the current period was primarily related to proceeds received from the restricted cash account of $2,872,869.

Cash Provided by/Used in Financing Activities

Cash provided by financing activities was $726,535 during the six months ended June 30, 2016, as compared to cash used of $498,815 during the six months ended June 30, 2015. During the six months ended June 30, 2016, cash provided by financing activities consisted principally of issuance of notes payable and preferred stock. During the six months ended June 30, 2015, cash used was derived from primarily payments on our factoring line of credit of $259,934, and payments made on notes payable of $238,881.

Management’s Liquidity Plans

Management’s plans are to continue to raise additional funds through the sales of debt or equity securities. However, there is no assurance that additional funding will be available when needed or that management will be able to obtain and close financing on terms acceptable to the Company and whether the Company will become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables and reduce overhead until sufficient additional capital is raised to support further operations.

Backlog

As of June 30, 2016, we had a backlog of unfilled contracts and master service agreements of approximately $33,000,000. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We may experience variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments that may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

As a smaller reporting company, we are not required to provide the information requested by paragraph (a)(5) of this Item.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2016, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2016, there were no changes in our internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 7, 2016, the Company issued 14,500 shares of its Preferred Series F stock to its independent directors and two officers with a grant date value of $9,570.

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

On June 28, 2016, the Company issued 264,792 shares of Preferred Series F stock to certain employees with a grant date value of $2,648.

On July 8, 2016, the Company issued 70,000 shares of its common stock with a grant date value of $49,700 for a legal retainer.

On July 8, 2016, the Company issued 95,000 shares of its common stock with a grant date value of $114,000 as settlement of debt.

On July 20, 2016, the Company issued 50,000 shares of its common stock with a grant date value of $30,000 to an individual as incentive compensation.

On July 24, 2016, the Company issued 214,404 shares of its common stock with a grant date value of $6,217 to a law firm for a legal settlement.

On July 27, 2016, the Company issued 75,000 shares of its common stock with a grant date value of $45,000 as incentive compensation.

On July 28, 2016, the Company issued 20,000 shares of its common stock with a grant date value of $12,000 to an individual as incentive compensation.

On August 5, 2016, the Company issued 100,000 shares of its common stock with a grant date value of $5,000 to an individual for services performed for the Company.

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

FTE Networks, Inc.

Date: August 16, 2016	By:	/s/ Michael Palleschi
Michael Palleschi
Chief Executive Officer

Date: August 16, 2016	By:	/s/ David Lethem
David Lethem
Chief Financial Officer

