Form 10-Q/A
period 2016-06-30
FTE Networks, Inc.
filed 2016-08-17
CIK 1122063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

As of August 17, 2016, there were 72,964,253 shares of FTE Networks, Inc. common stock, $0.001 par value issued outstanding.

FTE NETWORKS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

2

Explanatory Note

This amendment on Form 10-Q/A (this “Form 10-Q/A”) is an amendment to the Current Report on Form 10-Q of FTE Networks, Inc. dated August 16, 2016 (the “Original Form 10-Q”). This Form 10-Q/A is being filed to amend certain numerical errors in the Original Form 10-Q. Such changes to the numbers as previously reported in the Original Form 10-Q did not impact either total assets, revenue, net loss or loss per share.

No other changes were made to the Original Form 10-Q.

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

FTE NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Revenues, net of discounts	$3,162,714	$4,070,625	$5,256,106	7,418,439
Cost of revenues	1,933,358	3,147,283	3,246,363	5,878,652
Gross Profit	1,229,356	923,342	2,009,743	1,539,787

Operating Expenses
Compensation expense/selling, general and administrative	565,828	508,377	1,100,401	949,317
Selling, general and administrative expenses	813,784	568,397	1,372,415	1,094,734
Travel expense	86,696	88,921	166,264	197,514
Occupancy costs	197,921	61,128	358,354	100,966
Transaction expenses	-	-	-	1,500
Total Operating Expenses	1,664,229	1,226,823	2,997,434	2,334,031
Operating Loss	(434,873)	(303,481)	(987,691)	(804,244)

Other (Expense) Income
Interest expense	(475,674)	(180,413)	(962,118)	(413,920)
Amortization of debt discount	(109,315)	-	(218,630)	-
Forbearance expense	-	(1,023,112)	-	(1,023,112)
Other income (expense)	(38,867)	5,982	45,541	10,956
Incentive expense for investor	-	-	(35,186)	-
Total Other (Expense) Income	(623,856)	(1,197,543)	(1,170,393)	(1,426,076)

Net Loss	(1,058,729)	(1,501,024)	(2,158,084)	(2,230,320)

Preferred stock dividends	(19,890)	(19,889)	(39,781)	(39,779)
Net Loss attributable to common shareholders	$(1,078,619)	$(1,520,913)	$(2,197,865)	(2,270,099)

Loss per share:
Basic and diluted	$(.02)	$(.03)	$(.04)	(.05)

Weighted average number of common shares outstanding:
Basic and diluted	53,192,406	44,193,209	53,192,406	44,193,209

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

FTE NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	June 30,
	2016	2015

Cash flows from operating activities:
Net Loss	(2,158,084)	(2,230,320)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred financing costs	218,630	-
Forbearance incentive expense	-	1,023,112
Depreciation expense	236,737	53,048
Amortization of original issue discount	109,345	-
Payment in kind interest-senior debt	162,663	-
Stock Incentive expense to investor	35,186	-
Stock incentive expense to employees	154,487	-
Changes in operating assets and liabilities:
Accounts receivable	(2,652,671)	479,622
Other current assets	(288,406)	(185,926)
Accrued lease termination costs	-	(116,544)
Due to related party	-	85,399
Accounts payable and accrued liabilities	568,849	1,531,029
Accrued Litigation Costs	-	(40,000)
Net cash (used in) provided by operating activities	(3,613,263)	599,420

Cash flows from investing activities:
Purchases of property and equipment	(114,215)	47,533
Restricted cash account	2,872,869	-
Net cash provided by investing activities	2,785,654	47,533

Cash flows from financing activities:
Proceeds from issuance of notes payable, net	275,000	-
Payments on factor line of credit, net	-	(259,934)
Payments on notes payable	(446,183)	(238,881)
Proceeds from issuance of notes payable-related parties	175,642	-
Payments on notes payable-related parties	(32,325)	-
Payment of deferred financing costs	(20,599)	-
Issuance of preferred stock	775,000	-
Net cash (used in) provided by financing activities	726,535	(498,815)

Net change in cash	(128,074)	148,158
Cash, beginning of period	205,133	41,372
Cash, end of period	$77,059	189,530

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$643,597	150,276

Non-cash financing activities:
Notes payable issued to finance equipment purchases	$631,361	523,617
Common stock shares issued for notes payable	$9,560	-
Issuance of notes to settle accrued litigation	$146,000	-
Issuance of notes to settle accounts payable	$123,148	-
Preferred shares issued as incentive	$155,020	-
Accrued dividends, preferred stock	$39,780	39,779
Unpaid subscription for preferred shares	-	549,907
Preferred shares issued to settle rent obligation	-	50,000

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

8. COMMITMENTS AND CONTINGENCIES

Property Lease Obligations

Rental expense, resulting from property lease agreements was $158,603 and $55,079 for the three months ending June 30, 2016 and June 30, 2015, respectively, and $284,379 and $90,974 for the six months ending June 30, 2016, and June 30, 2015, respectively

Following is a schedule by years of future minimum payments required under leases obligations with initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2016:

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

Discussion of Operation Results for the Three and Six Months ended June 30, 2016 and 2015

Overview

For the three months ended June 30, 2016 and 2015, respectively, we reported consolidated net losses attributable to common shareholders of $1,078,619 and $1,520,913, reflecting a decrease in net losses of $442,294 or 29%. A decrease in forbearance expense for the three month period from June 30, 2015 to 2016, respectively, of $1,023,112 was offset primarily by an increase of $295,261 in interest expense, an increase of $109,315 in amortization expense, and a $154,487 increase in incentive expenses to employees, grouped within selling, general, and administrative expense.

We reported consolidated net losses attributable to common shareholders of $2,197,865 and $2,270,099 during the six months ended June 30, 2016 and 2015, respectively, reflecting a decrease in net losses of $72,234 or 3%. A decrease in forbearance expense for the six month period from June 30, 2015 to 2016, respectively, of $1,023,112 was offset primarily by an increase of $548,198 in interest expense, an increase of $218,630 in amortization expense, and a $35,186 increase in incentive expenses to investors.

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

Cash Flows for the Six months ended June 30, 2016 and 2015

Cash Provided by/Used in Operating Activities

Net cash used in operating activities was $3,613,263 during the six months ended June 30, 2016 as compared to cash provided by operating activities of $599,420 during the six months ended June 30, 2015. For the six months ended June 30, 2016, cash used in operating activities was primarily attributable to accounts receivable and other current assets, partially offset by accounts payable. For the six months ended June 30, 2015, cash provided by operating activities was attributable to forbearance expense and accounts payable, partially offset by accounts receivable.

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

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCOAB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of June 30, 2016 our internal controls over financial reporting were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act.

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

3. We do not have personnel with sufficient experience with generally accepted accounting principles in the United States to address complex transactions.

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

FTE Networks, Inc.

Date: August 17, 2016	By:	/s/ Michael Palleschi
Michael Palleschi
Chief Executive Officer

Date: August 17, 2016	By:	/s/ David Lethem
David Lethem
Chief Financial Officer

