Form 10-Q
period 2016-09-30
FTE Networks, Inc.
filed 2016-11-21
CIK 1122063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016.

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

As of November 21, 2016, there were 85,625,252 shares of FTE Networks, Inc. common stock, $0.001 par value issued outstanding.

FTE NETWORKS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2016

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

FTE NETWORKS, INC. AND SUBSIDIARIES CONDENSED

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash	$8,586	$205,133
Restricted Cash	-	3,003,226
Accounts receivable, net	7,025,156	1,446,480
Other current assets	2,829,789	2,047,606
Total Current Assets	9,863,531	6,702,445

Property and equipment, net	3,268,877	2,544,497
Total Assets	$13,132,408	$9,246,942

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	2,232,859	2,998,240
Due to related parties	418,707	245,764
Accrued expenses and other current liabilities	4,109,342	3,578,945
Notes payable, current portion	4,105,491	1,887,120
Notes payable, related parties, current portion	287,301	287,301
Warrant derivative liability	143,200	-
Accrued litigation costs	1,195,839	1,335,771
Total Current Liabilities	12,492,739	10,333,141
Notes payable, non-current portion	2,275,856	1,572,063
Senior note payable, non-current portion, net of original issue discount and deferred costs	7,244,074	6,846,110

Total Liabilities	22,012,669	18,751,314
Temporary Equity:
Series D convertible preferred stock, subject to put provision, stated value $4.00, 2,000,000 designated and 0 and 163,441 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	-	129,027
Series F convertible preferred stock, subject to put provision, stated value $4.00, 2,000,000 designated and 0 and 391,903 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	-	308,353
Common stock; $0.001 par value, subject to put provision, 200,000,000 shares authorized and 11,106,880 and 0 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	437,380	-
Total Temporary Equity	437,380	437,380

Commitments and contingencies

Stockholders’ Deficiency:
Preferred stock; $0.01 par value, 5,000,000 shares authorized:
Series A convertible preferred stock, stated value $1,000, 4,500 shares designated and 500 shares issued and outstanding at September 30, 2016 and December 31, 2015 (liquidation preference $1,422,178)	5	5
Series A-1 convertible preferred stock, stated value $1,000, 1,000 shares designated and 295 shares issued and outstanding at September 30, 2016 and December 31, 2015 (liquidation preference $877,373)	3	3
Series D convertible preferred stock, stated value $4.00, 2,000,000 designated and 0 and 1,830,759 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	-	18,308
Series F convertible preferred stock, stated value $4.00, 1,980,000 designated and 0 and 525,559 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	-	5,256
Common stock; $0.001 par value, 200,000,000 shares authorized and 67,505,373 and 2,319,524 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	67,504	2,319
Additional paid-in capital	7,489,707	3,053,075
Common shares to be issued	848,138	-
Subscriptions receivable	(1,716,997)	(204,789)
Accumulated deficit	(16,006,001)	(12,815,929)
Total Stockholders’ Deficiency	(9,317,641)	(9,941,752)
Total Liabilities and Stockholders’ Deficiency	$13,132,408	$9,246,942

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTE NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues, net of discounts	$3,827,853	$4,026,208	$9,083,959	$11,444,647
Cost of revenues	2,402,605	3,475,189	5,648,968	9,353,841
Gross Profit	1,425,248	551,019	3,434,991	2,090,805

Operating Expenses
Compensation expense/selling, general and administrative	605,491	645,235	1,705,892	1,594,552
Selling, general and administrative expenses	547,376	1,223,478	1,919,791	2,318,212
Travel expense	43,406	130,991	209,670	328,505
Occupancy costs	201,057	62,641	559,411	163,607
Transaction expenses	-	42,650	-	44,150
Total Operating Expenses	1,397,330	2,104,995	4,394,764	4,449,027
Operating Income (Loss)	27,918	(1,553,976)	(959,773)	(2,358,221)

Other (Expense) Income
Interest expense	(490,236)	(630,959)	(1,452,354)	(1,044,879)
Amortization of debt discount	(109,314)	-	(327,944)	-
Forbearance expense	-	971,956	-	(51,156)
Other income (expense)	(146,456)	(331,270)	(100,915)	(320,314)
Incentive expense for investor	-	-	(35,186)	-
Extinguishment loss	(313,900)	-	(313,900)	-
Total Other (Expense) Income	(1,059,906)	9,727	(2,230,299)	(1,416,349)

Net Loss	(1,031,988)	(1,544,249)	(3,190,072)	(3,774,570)

Preferred stock dividends	(19,890)	(19,891)	(59,670)	(59,670)
Net Loss attributable to common shareholders	$(1,051,878)	$(1,564,140)	$(3,249,742)	$(3,834,241)

Loss per share:
Basic and diluted	$(0.02)	$(0.04)	$(0.05)	$(0.09)

Weighted average number of common shares outstanding:
Basic and diluted	60,450,606	42,313,609	60,450,606	42,313,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTE NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE NINE MONTHS ENDED September 30, 2016

(unaudited)

	Series A		Series A-1		Series D		Series F		Common		Paid in	Common shares to be	Subscription	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	issued	Receivable	Deficit	Equity
12/31/2015 Shares/Amounts	500	$5	295	$3	1,830,759	$18,308	525,559	$5,256	2,319,524	$2,319	3,053,075	$-	$(204,789)	$(12,815,929)	$(9,941,752)
Preferred Series F Issued to Investor							285,664	2,857			961,737		(929,408)		35,186
Common Shares Issued to Employees									2,229,000	2,229	1,375,551		(1,357,800)		19,980
Common Shares to Settle Debt									1,559,389	1,559	896,879				898,438
Common Shares Issued to Consultant									465,000	465	290,735				291,200
Common Shares Issued for Equity Raise									2,507,000	2,507	850,917				853,424
Common Shares to be issued for Equity Raise												848,138			848,138
Series F adjustment to transfer agent records							48,250	483			(483)				0
Series F issued to directors and employees for compensation							231,041	2,310			150,177				152,487
Conversion of Series D to Common Stock					(1,830,759)	(18,308)			36,615,180	36,615	(18,307)				0
Conversion of Series F to Common Stock							(1,090,514)	(10,906)	21,810,280	21,810	(10,904)				0
Repayment of Subscription Receivable													775,000		775,000
Accrued Dividends -Preferred Stock											(59,670)				(59,670)
Net Loss														(3,190,072)	(3,190,072)
9/30/2016 Amounts	500	$5	295	$3	0	$-	-	$-	67,505,373	$67,504	$7,489,707	$848,138	($1,716,997)	$(16,006,001)	$9,317,641)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTE NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended
	September 30,
	2016	2015

Cash flows from operating activities:
Net Loss	$(3,190,072)	$(3,774,570)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of deferred financing costs	327,944	-
Change in value of term loan	313,900	-
Forbearance incentive expense	-	101,156
Depreciation expense	374,935	98,762
Amortization of original issue discount	164,018	-
Payment in kind interest-senior debt	246,600	-
Stock incentive expense to investor	35,186	-
Stock compensation expense to employees	172,467	473,328
Provision for bad debt	-	409,481
Gain on lease termination costs	-	(226,544)
Changes in operating assets and liabilities:
Accounts receivable	(5,578,676)	1,167,146
Other current assets	(600,984)	(1,316,984)
Due to related party	-	183,538
Accounts payable and accrued liabilities	900,568	3,819,086
Net cash (used in) provided by operating activities	(6,834,114)	934,399

Cash flows from investing activities:
Purchases of property and equipment	(308,907)	28,320
Restricted cash account	3,003,226	-
Net cash provided by investing activities	2,694,319	28,320

Cash flows from financing activities:
Proceeds from issuance of notes payable	2,500,000	-
Payments on factor line of credit, net	-	(383,682)
Payments on notes payable	(691,183)	(137,367)
Proceeds from issuance of notes payable-related parties	195,086	-
Payments on notes payable-related parties	(43,518)	(210,302)
Payment of deferred financing costs	(493,699)	(125,000)
Collection of subscription receivable	775,000	60,000
Net proceeds from sale of common stock	1,701,562	-
Net cash provided (used in) by financing activities	3,943,248	(796,351)

Net change in cash	(196,547)	166,368
Cash, beginning of period	205,133	41,372
Cash, end of period	$8,586	$207,740

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,083,160	256,479

Non-cash financing activities:
Notes payable issued to finance equipment purchases	$794,302	1,220,305
Common stock shares issued for notes payable	$898,438	-
Issuance of notes to settle accrued litigation	$146,000	200,000
Issuance of notes to settle accounts payable	$719,877	430,683
Accrued dividends, preferred stock	$59,670	59,670
Cancellation of preferred shares	-	202
Repayment in kind of subscription receivable	-	(60,000)
Unpaid subscription for preferred shares	-	(433,883)
Preferred shares issued to settle rent obligation	-	50,000
Common shares issued as subscription receivable	1,357,800	-
Conversion of preferred shares to common shares	58,425	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.       DESCRIPTION OF BUSINESS AND HISTORY

Overview

FTE Networks, Inc. (FTNW), and its wholly owned subsidiaries, is a leading international networking infrastructure service solutions company. The Company designs, build, and support telecommunications and technology systems and infrastructure services for Fortune 500 companies operating four (4) telecommunication segments; Data Center Infrastructure, Fiber Optics, Wireless Integration, and Surveillance & Security. FTE Networks is headquartered in Naples, Florida, with offices throughout the United States and Europe.

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

RECENT ACCOUNTING PRONOUNCEMENTS

On January 5, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. Changes to the current GAAP model primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The classification and measurement guidance will be effective in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating how the adoption of this standard will impact its consolidated financial statements.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02” Topic 842). The core change with ASU 2016-02 is the requirement for the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect that the adoption of ASU 2016-02 will have on its financial statements.

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

On June 16, 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13”). This ASU modifies the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. ASU 2016-13 will be effective for us as of January 1, 2020. The Company is currently reviewing the effect of ASU 2016-13.

On August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230 “ASU 2016-15”). ASU 2016-15 amends ASC 230 to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The updated guidance requires a retrospective transition method to each period presented. The Company is currently evaluating the impact of the adoption of ASU 2016-15 on its statements of consolidated operations and cash flows.

Liquidity - The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2016, the Company has an accumulated deficit of $16 million. In addition, the Company has working capital deficiencies of $2.6 million and $3.6 million as of September 30, 2016 and December 31, 2015, respectively. The Company recently closed on an equity raise thru a private placement, resulting in net proceeds to the Company of $1.5 million as of September 30, 2016. Management plans to continue to raise additional funds through the sales of debt or equity securities until such time its operations will begin to produce a positive cash flow. However, there is no assurance that additional financing will be available when needed or that management will be able to obtain and close financing transactions on terms acceptable to the Company or whether the Company will become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. As of September 30, 2016, the Company has a backlog of approximately $32,500,000 of future orders to be fulfilled in the next twelve months.

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

Due to the short term nature of the Company’s construction contracts, revenue is recognized once 100% of a contract segment is completed. A contract may have many segments, of which, once a segment is completed, the revenue for the segment is recognized when no further significant performance obligations exists. The Company’s construction contracts or segments of contracts typically range from several days to two to four months. Contract costs may be billed as incurred. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs. Selling, general and administrative costs are charged to expense as incurred. The Company begins recognizing revenue on a project as project costs are incurred and revenue recognition criteria are met. As expenses are incurred on a project but the invoicing criteria are not met, but the work has been accepted by the customer, revenue is recognized in that period and recognized in accounts receivable as unbilled revenue. Such amount approximated $5 million and $1 million at September 30, 2016 and December 31, 2015, respectively. Provisions for losses on uncompleted contracts are made in the period such losses are known. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, changes in raw material costs, and final contract settlements may result in revisions to revenue, costs and income and are recognized in the period in which the revisions are determined.

Basic and Diluted Loss Per Share - The basic net loss per share is computed by dividing the net loss (the numerator) by the weighted average number of common shares outstanding for the period (the denominator). Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares and potential common shares outstanding (if dilutive) during each period. Potential common shares include convertible debt, warrants an d preferred stock. The number of potential common shares outstanding relating to convertible debt, warrants and preferred stock is computed using the treasury stock method. For the periods presented, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. Comparative data for the previous period has been adjusted to reflect the 1 for 20 reverse split effectuated May 26, 2016.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The following securities are excluded from the calculation of weighted average dilutive common shares because they are not currently convertible, or because their inclusion would have been anti-dilutive:

	For the Nine Months Ended
	September 30,
	2016	2015
Convertible preferred stock, Series A	667,169	667,169
Convertible preferred stock, Series A-1	393,645	393,645
Convertible preferred stock, Series D [1]	-	760,959,600
Convertible preferred stock, Series F [1]	-	-
Warrants	11,658,814	797,358
Convertible debt	-	200,000
Total potentially dilutive shares	12,719,628	763,017,722

[1]	The Series D and Series F preferred shares are convertible at a rate of 400 pre-split shares of common stock for each share of preferred stock but not until the Company has effected a sufficient increase in the authorized common shares. The Series D and Series F preferred shares were mandatorily converted to common shares at a ratio of 1 to 20 when the reverse split of common shares was effectuated on May 26, 2016.

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

The Company’s customer base is highly concentrated. As of December 31, 2015, the Company’s three largest customers, Customer E, Customer H and Customer B, represented 47%, 14%, and 10% of accounts receivable, respectively. As of September 30, 2016, the Company’s four largest customers, innovative communications service providers, Customer M, Customer E, Customer N and Customer J represented 34%, 13%, 12%, and 11% of accounts receivable, respectively.

Revenue may significantly decline if the Company were to lose one or more of its significant customers. For the three and nine months ended September 30, 2015, Customer E represented approximately 51% and 47% of revenues respectively, and customer B represented approximately 8% and 23% respectively. During the three and nine months ended September 30, 2016 the Company generated revenue by four major customers, Customer M, represented approximately 49% and 33% of revenues respectively Customer J, represented approximately 8% and 19% of revenues respectively, Customer N, represented approximately 16% and 13% of revenues respectively, and Customer L representing 6% and 10% of revenues, respectively.

Amortization of Senior Note Debt Discount and Deferred Financing Costs - The amortization of the senior note debt discount (Note 7. Senior Debt) is calculated monthly using the straight line method, which approximates the interest rate method, over the original term of the note, twenty-four months, using the straight-line method which approximates the interest rate method. The result of this monthly amortization is recognized in amortization of debt discount in the period amortized for the debt discount and interest expense for the deferred finance costs.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Fair Value of Financial Instruments - The Company adopted the Financial Accounting Standards Board (“FASB”) standard related to fair value measurement at inception. The standard defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. The standard applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. The standard clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The recorded values of long-term debt approximate their fair values, as interest approximates market rates. As a basis for considering such assumptions, the standard established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs other than quoted prices in active markets that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company’s financial instruments consist of cash, accounts receivable, inventory, prepaid expenses, leasehold improvements, property and equipment, deposits, other assets, accounts payable, accrued expenses, deferred revenue, capital leases, equity-linked warrants, and notes payable. The recorded values of cash, accounts receivable, inventory, prepaid expenses, and accounts payable approximate fair values due to the short maturities of such instruments. Recorded values for notes payable and related liabilities approximate fair values, since their amortization of deferred financing cost stated or imputed interest rates are commensurate with prevailing market rates for similar obligations.

3. RESTRICTED CASH ACCOUNT

The restricted cash account was created to deposit the unused proceeds from the Company’s new senior debt (Note 7. Senior Debt). The funds are kept at a bank in an account segregated from our main operating account. The Company does not have direct access to or control over the funds held in this account. The funds are disbursed to the Company upon the written request of the lender. These balances were $0 as of September 30, 2016 and $3,003,226 as of December 31, 2015.

4. OTHER CURRENT ASSETS

Other current assets consist of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015

Other receivables, net of reserve of $150,000 as of September 30, 2016 and December 31, 2015	$1,306,781	$1,232,555
Security deposits	82,489	69,805
Prepaid expenses	654,060	121,448
Prepaid consultants fees	291,200	-
Pre-paid Cost (Work in Process)	495,259	623,798
TOTAL	$2,829,789	$2,047,606

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of September 30, 2016 and December 31, 2015, Accrued Expenses and Other Current Liabilities were comprised of the following:

	September 30, 2016	December 31, 2015
Accrued interest payable[1]	$748,465	$817,452
Accrued dividends payable	510,804	451,133
Accrued compensation expense[2]	1,984,029	2,015,277
Other accrued expense	866,044	295,083
Accrued expenses, current	$4,109,342	$3,578,945

[1]	Accrued interest payable includes approximately $300,000 of estimated penalties and interest associated with the unpaid payroll taxes as of September 30, 2016 and December 31, 2015, respectively.

[2]	Accrued compensation expense includes $1,863,031 of unpaid payroll taxes for the period ended September 30, 2016 and December 31, 2015, respectively.

6. NOTES PAYABLE

	September 30, 2016	December 31, 2015
Vendors Notes (Unsecured)
Long term vendor Notes (“Vendor Notes”) issued to settle litigation bearing interest rates between 0% and 6% per annum. Terms range from 1 to 9 months.	$1,059,337	$491,000

Other Notes Payable

Notes payable bearing interest at a stated rate of 12% and a 4% PIK per annum. Terms is for 7 months.	2,560,700	-
Less deferred financing costs	(473,100)
Total other note payable, net	2,087,600

Notes payable bearing interest at a stated rate between 10% and 12% per annum. Terms range from 1 to 4 months.	609,000	709,000

Equipment Notes

Obligations under capital leases, bearing interest rates between 4.1% and 8.2% per annum, secured by equipment having a value that approximates the debt value. Terms range from 48 to 60 months.	1,050,935	960,205
Various Equipment notes, bearing interest rates between 2% and 41% per annum, secured by equipment having a value that approximates the debt value. Terms range from 36 to 72 months.	1,574,475	1,298,978
Total Notes payables	$6,381,347	$3,459,183
Less: Current portion	$4,105,491	$(1,887,120)
Total Notes non-current portion	$2,275,856	$1,572,063

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7. SENIOR DEBT

On October 28, 2015, the Company, through its main operating entity Jus-Com, Inc. entered into an $8 million dollar senior credit facility. The facility has a two year term, and calls for interest payments in the amount of 12%, paid quarterly in arrears. Additionally, there is a “payment in kind” (PIK) provision which calls for a 4% per annum increase in the principal balance monthly. The facility is a senior credit facility, and is secured by principally all assets of the Company. The uses of the senior facility were to retire the existing senior debt and related accrued interest through a tender offer, retire the factoring line of credit, pay certain senior loan closing costs, settle certain pending litigation, and provide working capital to the Company. A “blocked” bank deposit account, controlled by the lender, was also initially established in the amount of $3,000,000 to be held for future advances. (See restricted cash, note 3). The Company is prohibited from an early payoff of the facility until October 28, 2017. There are several affirmative and negative covenants the Company must comply with, such as minimum bank account balances, minimum EDITDA thresholds, capital expenditures, leverage ratio, and debt service coverage ratio. As a condition of the facility, the Company issued 163,441 shares of its Series D preferred stock and 391,903 shares of its Series F preferred stock to the lender. As a result of a market valuation performed on this transaction by a qualified third party valuation firm, an original issue discount of $437,380 was determined, which will be amortized on a straight line method, which approximates the interest rate method, over a twenty four month period to interest expense. During the period ended September 30, 2016, $164,018 was included in amortization of debt discount, and $236,914 remained unamortized as of September 30, 2016. On April 5, 2016 the Company entered into an amendment agreement to its existing credit facility with Lateral, amending the original credit agreement signed October 28, 2015. The agreement amends select provisions of the original credit agreement, including equity raises and changes to certain financial and operational covenants. On September 30, 2016, the Company entered into a second amendment agreement to its existing credit facility, amending the original credit agreement signed October 28, 2015. The agreement was amended solely to consolidate a series of short term bridge loans granted to the Company from time to time during the second and third quarter of 2016 into a $2.5 million loan, which matures on April 30, 2017. The second amendment also amended the covenants related to consolidated EBITDA, consolidated leverage, consolidated debt service, SG&A expenses, and compensation expense. The Company is in compliance with its covenants as of September 30, 2016.

Senior Debt Disclosure

On October 28, 2015 the Company entered into a credit agreement, pursuant to which the Company received $8,000,000. The funds were disbursed as follow $6,000,000 and $2,000,000 on October 28, 2015 and November 11, 2015 respectively. The interest rate used is 12% per annum, also required to make 4% PIK payments, which is booked monthly as an increase to the senior debt balance.	$8,295,282	$8,048,682
Less: Original issue discount	(236,914)	(400,932)
Less: Deferred financing cost	(814,294)	(801,640)
Total Senior Debt, non-current portion	$7,244,074	$6,846,110

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8. TERM LOAN

On September 30, 2016, the Company and its senior lender modified certain bridge loans entered into from June 2016 through September 2016. The various bridge loans with an outstanding balance of $2.25 million were restructured into one term loan for $2.5 million, with a maturity date of April 30, 2017 and an interest rate of 16% per year. Consideration was then made whether the terms of the restructured debt instrument were substantially different from the original debt instrument. Under ASC 470-50 Modifications and Extinguishment if the present value of the cash flows under the new debt is at least 10% different from the present value of the remaining cash flows under the original debt, they are considered to be substantially different and extinguishment accounting is applied. Based on the calculations performed, there was a greater than 10% difference between the present value of cash flows under the restructured debt compared to the present value of the remaining cash flows under the original debt. Therefore, the restructuring met the conditions for debt extinguishment accounting under ASC 470-50. As of September 30, 2016, the fair value of this debt was determined to be $2,560,700, and is recorded as such in Section 6, Notes Payable. The difference in the face value of the note and the fair value of the note, $60,700 was recorded as a one time extinguishment expense in this period, along with $110,000 of fees paid to the lender and $143,200 to establish the warrant liability, for a total one time extinguishment expense of $313,900. See Footnote 10 “Warrants and Derivative Warrant Liability” for the fair value calculation of the warrant issued in conjunction with this term loan. As of September 30, 2016 there are $473,100 in deferred financing costs associated with the term loan, which will be amortized on a straight line method, which approximates the interest rate method, over a seven month period to interest expense.

9. COMMITMENTS AND CONTINGENCIES

Property Lease Obligations

Rental expense, resulting from property lease agreements was $158,469 and $56,265 for the three months ending September 30, 2016 and September 30, 2015, respectively, and $442,848 and $147,239 for the nine months ending September 30, 2016, and September 30, 2015, respectively

Following is a schedule by years of future minimum payments required under leases obligations with initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2016:

2016 (Remaining)	$142,584
2017	473,172
2018	452,189
2019	410,589
2020	381,252
Thereafter	508,398
Total Lease Obligations	$2,368,184

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

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

9. COMMITMENTS AND CONTINGENCIES, continued

Related Party Advances

Through September 30, 2016, the Chief Executive Officer (CEO) provided cash advances witnessed by a note, and from time to time, advances for the Company’s behalf on credit cards the CEO is personally liable for, aggregating $380,316. Additionally, the Company entered into several secured equipment financing arrangements with total obligations of approximately $321,000 as of September 30, 2016 that required the guaranty of a Company officer, which was provided by the CEO.

10. STOCKHOLDERS’ EQUITY

Stock To Be Issued

On September 29, 2016, the Company closed on its second round of an equity raise thru its investment banker. The transaction, which resulted in proceeds to the Company of $848,138 (gross proceeds of $969,475 less transaction fees of $121,337) called for the issuance of 2,423,687 shares of common stock on the closing date. Since the transfer agent did not issue the shares until October 12, 2016, these shares, as of September 30, 2016, were classified as common shares to be issued in stockholder’s equity. As of December 31, 2015, there were no shares classified as common shares to be issued.

Dividends

Dividend charges recorded during the three months and nine months ended September 30, 2016 and 2015 are as follows:

	For the three Months Ended
	September 30,
	2016	2015

Series
A	$12,510	12,510
A-1	7,380	7,381
Total	$19,890	19,891

	For the nine Months Ended
	September 30,
	2016	2015

Series
A	$37,530	37,529
A-1	22,140	22,141
Total	$59,670	59,670

Accrued dividends payable at September 30, 2016 and December 31, 2015 are comprised of the following:

	September 30, 2016	December 31, 2015
Series
A	$297,176	$259,646
A-1	213,628	191,487
Total	$510,804	$451,133

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

10. STOCKHOLDERS’ EQUITY, continued

Warrants and Derivative Warrant Liability

The Company accounts for common stock warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreement. Stock warrants are accounted for as derivative liabilities if the warrants allow for cash settlement or provide for modification of the warrant exercise price in the event subsequent sales of common stock by the Company are at a lower price per share than the then-current warrant exercise price. We classify derivative warrant liabilities on the balance sheet at fair value, and changes in fair value during the periods presented in the statement of operations, which is revalued at each balance sheet date subsequent to the initial issuance of the stock warrant. As of September 30, 2016, the following warrants are outstanding:

Issued to	Amount	Issue date	Expiration Date	Exercise Price
Term Note Lender(1)	2,343,750	9/30/2016	9/30/2021	0.80
Investment Bank	1,969,837	12/9/2012	12/9/2019	0.20
Investment Bank	2,434,539	10/31/2014	10/31/2021	0.20
Equity Investors	2,487,000	9/8/2016	9/8/2021	0.80
Equity Investors	2,423,688	9/29/2016	9/29/2021	0.80
	11,658,814

(1)	Warrant was determined to be a derivative subject to fair value accounting and is booked as a warrant liability.

A summary of the warrant activity during the nine months ended September 30, 2016 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Warrants	Price	Life in Years	Value
Outstanding, December 31, 2015	437,335	$0.60	-	-
Issued	11,658,814	0.57	4.7	-
Exercised	-	-	-	-
Expired	(437,335)	0.60	-	-
Outstanding, September 30, 2016	11,658,814	$.57	4.7	$-
Exercisable, September 30, 2016	11,658,814	$.57	4.7	$-

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

10. STOCKHOLDERS’ EQUITY, continued

The Company has assessed its outstanding equity-linked financial instruments issued with the term loan cited in Footnote 8 and has concluded that the warrants are subject to derivative accounting as a result of certain anti-dilution provisions contained in the warrants. The fair value of these warrants is classified as a liability in the financial statements, with the change in fair value during the future periods being recorded in the statement of operations.

The following table summarizes the calculated aggregate fair values for the warrant derivative liability using the Lattice Model method based on the following assumptions:

September 30, 2016

Risk free rate	1.14%
Volatility	37.80%
Dividends	0
Time to maturity	5 years
Fair value per share price	.0611
Fair value of warrants	$143,200

These warrants are Level 3 valuation which were issued and measured on September 30, 2016.

Subscription Receivable

During the nine months ended September 30, 2016 the Company issued 2,229,000 shares of common stock to employees that were subject to certain vesting requirements. As of September 30, 2016, 2,100,000 shares of such shares that with a grant date value of $1,357,800 remain unvested. Because these common shares are subject to forfeiture if the employees are no longer employed with the Company at the end of their employment agreements, their unvested value is carried in subscriptions receivable within stockholder’s equity.

Equity Transactions

During the nine months ended September 30, 2016, the Company issued 285,664 shares of its of its Preferred Series F stock with a grant date value of $35,186 to one of its investors as an incentive to continue raising equity proceeds.

During the nine months ended September 30, 2016, the Company issued 231,041 shares of its of its Preferred Series F stock to its independent directors and two officers with a grant date value of $152,487 for compensation.

During the nine months ended September 30, 2016, the Company issued 1,559,389 shares of its common stock with a grant date value of $898,438 to settle debt, with a $100,913 expense recorded in other income/expense.

During the nine months ended September 30, 2016, the Company issued 465,000 shares of its common stock with a grant date value of $291,200 to consultants for services performed for the Company.

During the nine months ended September 30, 2016, the Company issued 2,507,000 shares of its common stock to individual investors for an equity raise totaling $853,424.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

10. STOCKHOLDERS EQUITY, continued

Temporary Equity

In conjunction with the Lateral senior credit agreement dated October 28, 2015, the Company also entered into a Redemption Rights Agreement (“agreement”). Contained in this agreement is a put provision related to the preferred shares of stock issued as a condition of the transaction. The Redemption Rights may be exercised at any time on or after October 28, 2017, provided the following conditions are met:

(i) The Company’s market capitalization on such date is equal to greater than $25,000,000, or (ii) the last twelve months earnings before interest, taxes depreciation, and amortization ending on the last day of the month preceding such date is greater than $3,000,000.

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

The following tables summarize financial information about the Company’s business segments for the three and nine months ended September 30, 2016 and September 30, 2015.

	For the Three Months Ended September 30, 2016
	Telecommunications	Staffing	Consolidated

Revenues	$3,795,306	32,547	3,827,853

Income (Loss) from Operations	$23,000	4,918	27,918

Depreciation and Amortization	$(247,512)	-	(247,512)

Interest Expense	$485,926	4,310	490,236

	For the Three Months Ended September 30, 2015
	Telecommunications	Staffing	Consolidated

Revenues	$1,729,915	2,296,293	4,026,208

Income (Loss) from Operations	$(1,563,759)	9,783	(1,553,976)

Depreciation and Amortization	$(45,714)	-	(45,714)

Interest Expense	$326,649	304,310	630,959

	For the Nine Months Ended September 30, 2016
	Telecommunications	Staffing	Consolidated

Revenues	$9,017,652	66,307	9,083,959

Income (Loss) from Operations	$(1,009,788)	50,015	(959,773)

Depreciation and Amortization	$(702,878)	-	(702,878)

Interest Expense	$1,439,425	12,929	1,452,354

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	For the Nine Months Ended September 30, 2015
	Telecommunications	Staffing	Consolidated

Revenues	$5,822,267	5,622,380	11,444,647

Income (Loss) from Operations	$(2,382,750)	24,529	(2,358,221)

Depreciation and Amortization	$(98,762)	-	(98,762)

Interest Expense	$728,732	316,147	1,044,879

12. SUBSEQUENT EVENTS

On October 12, 2016, the Company issued 2,423,687 shares of its common stock with a grant date value of $969,475 for proceeds from an equity raise purchase, resulting in net proceeds to the Company of $848,138.

On October 19, 2016, the Company issued 2,589,312 shares of its common stock with a grant date value of $1,035,725 for proceeds from an equity raise purchase, resulting in net proceeds to the Company of $688,138.

On October 19, 2016, the Company issued 2,000,000 shares of its common stock with a grant date value of $1,040,000 to several employees resulting in incentive compensation expense of the grant date value.

On October 12, 2016, FTE Networks, Inc. (the “Company”) concluded a private placement offering (the “Offering”) of 7,500,000 units (each a “Unit” and collectively, the “Units”). Each Unit consisted of (i) one (1) share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), and (ii) a warrant (each, a “Warrant”) to purchase one (1) share of Common Stock, at a price per Unit of $0.40. The minimum investment amount that could be purchased was twenty five thousand (25,000) Units for an aggregate minimum purchase price of $10,000. Each Warrant has an initial exercise price of $0.80 per share, subject to adjustment, and is exercisable following the date of issuance for a period of five (5) years from the date of issuance. In connection with the Offering, the Company entered into a Unit Purchase Agreement (the “Purchase Agreement”), by and among the Company and selected accredited investors (each an “Investor” and collectively, the “Investors”). Laidlaw & Company (UK) Ltd. served as the placement agent in the Offering.

Pursuant to the Purchase Agreement, the Company also entered into a Registration Rights Agreement with the Investors. The Company will be required to file within 45 days of the termination date of the Offering a registration statement registering for resale all shares of Common Stock issued as part of the Units and all of the shares issued under the Warrants.

Each of the Investors is an “accredited investor” as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended (the “Act”), and the securities were sold to it in reliance on the exemption from registration provided by Rule 506 and Section 4(2) of the Act.

The foregoing descriptions of each of the Purchase Agreement, Registration Right Agreement and Warrant do not purport to be complete and are qualified in their entirety by reference to the complete text of the Purchase Agreement, which is filed hereto as Exhibit 10.1, the Registration Rights Agreement, which is filed as Exhibit 10.2, and the Warrant, which is filed as Exhibit 10.3.

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

On July 28, 2016, the Board of Directors of FTE Networks, Inc. (the “Company”) approved the appointment of Michael Bonewitz as the Company’s Chief Technology Officer commencing on August 24, 2016 and has replaced Carlie Ancor who will transition into a new role supporting the Company’s major account sales strategy. Mr. Bonewitz has over 20 years of senior management experience in communications network engineering and information technology industries developing cutting edge capabilities via advanced IT automation and data analytics driving operational and financial performance. Prior to FTE, he was VP of Strategy and Product Development for Cloud services, Fiber engineering and construction at Nexius where he developed and launched the company’s first fiber deployment program supporting multiple Tier 1 service providers in the US. He also led the company strategy and participation into Open Compute Project (OCP) as a Platinum member and as an original member of Facebook’s Telcom Infra Project (TIP). He has held previous technology and engineering leadership positions with Ericsson, Zayo and Level 3.

On September 27, 2016, the Board of Directors appointed Mr. Lynn Martin as Chief Operating Officer. As COO, Lynn Martin will be responsible for the prioritization and alignment of company initiatives overseeing, developing, and setting the strategic direction for the day-to-day operations of FTE Networks and ensuring operational excellence across the company. Prior to joining FTE, Lynn was head of the communications, software, and technology division of Nexius where he was responsible for growing the business by delivering end-to-end network solutions for emerging technologies, such as Open Source/NFV/SDN and infrastructure services that provided relevant value to customers and helped them to optimize their businesses. In addition to leading the software and technology teams, he created several new business offerings in Engineering, Fiber and Open Source development where he joined efforts with Open Compute Project and Telecom Infra Project communities both founded by Facebook to provide new network architectures and solutions with greater simplicity and efficiency. Before Nexius, Martin served as Executive Director of Telcordia Technologies, where he ran the company’s next generation software product line, was a senior strategist in Accenture’s Network Practice, and spent over a decade at Level 3 Communications at VP of Operational Integration and Process Management.

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

Segment Reporting

We operate in the telecommunications infrastructure services industry and the staffing industry. The following table summarizes financial information regarding our business segments during three months and nine months ended September 30, 2016 and September 30, 2015.

	For the Three Months Ended September 30, 2016
	Telecommunications	Staffing	Consolidated

Revenues	$3,795,306	32,547	3,827,853

Income (Loss) from Operations	$23,000	4,918	27,918

Depreciation and Amortization	$(247,512)	-	(247,512)

Interest Expense	$485,926	4,310	490,236

	For the Three Months Ended September 30, 2015
	Telecommunications	Staffing	Consolidated

Revenues	$1,729,915	2,296,293	4,026,208

Income (Loss) from Operations	$(1,563,759)	9,783	(1,553,976)

Depreciation and Amortization	$(45,714)	-	(45,714)

Interest Expense	$326,649	304,310	630,959

	For the Nine Months Ended September 30, 2016
	Telecommunications	Staffing	Consolidated

Revenues	$9,017,652	66,307	9,083,959

Income (Loss) from Operations	$(1,009,788)	50,015	(959,773)

Depreciation and Amortization	$(702,878)	-	(702,878)

Interest Expense	$1,439,425	12,929	1,452,354

	For the Nine Months Ended September 30, 2015
	Telecommunications	Staffing	Consolidated

Revenues	$5,822,267	5,622,380	11,444,647

Income (Loss) from Operations	$(2,382,750)	24,529	(2,358,221)

Depreciation and Amortization	$(98,762)	-	(98,762)

Interest Expense	$728,732	316,147	1,044,879

Discussion of Operation Results for the Three and Nine Months ended September 30, 2016 and 2015

Overview

For the three months ended September 30, 2016 and 2015, respectively, we reported consolidated net losses attributable to common shareholders of $1,051,878 and $1,564,140, reflecting a decrease in net losses of $512,262 or 33%. A decrease in operating loss for the three month period from September 30, 2015 to 2016, respectively, of $1,581,894 was offset primarily by an increase of $138,416 in occupancy costs.

We reported consolidated net losses attributable to common shareholders of $3,249,742 and $3,834,241 during the nine months ended September 30, 2016 and 2015, respectively, reflecting a decrease in net losses of $584,499 or 15%. An increase in gross profit for the nine months ended September 30, 2016 and 2015 of $1,344,186 or 64% was offset primarily by a same period increase of $111,340 in compensation expense, $395,804 in occupancy expense, $407,475 in interest expense, $313,900 in a one time expense due to fair value analysis of our term loan, and $327,945 of amortization expense of debt discount.

Revenues and Gross Profit

We had overall revenues of $3,827,853 for the three months ended September 30, 2016, as compared to revenues of $4,026,208 for the three months ended September 30, 2015, resulting in a decrease in revenues of $198,355 or 5%. The decrease in revenues is primarily attributable to the staffing segment. In order to dedicate Company resources and capital to the telecommunications segment’s new business and to increase gross profit margin, management significantly reduced its focus in the staffing segment. As a result, for the three months ended September 30, 2016, staffing revenue was $32,547 compared to $2,296,293 for the three months ended September 30, 2015, resulting in a decrease in staffing revenue of $2,263,746 or 99%. Telecommunications revenues increased $2,065,391 or 119% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Telecommunications revenue for those periods were $3,795,306 and $1,729,915, respectively. This shift in revenue mix resulted in an increase in gross profit margin from 14% to 37% for the three months ended September 30, 2015 and September 30, 2016, respectively.

We had overall revenues of $9,083,959 for the nine months ended September 30, 2016, as compared to revenues of $11,444,647 for the nine months ended September 30, 2015, resulting in a decrease in revenues of $2,360,688 or 21%. The decrease in revenues is primarily attributable to the staffing segment as described above. For the nine months ended September 30, 2016, staffing revenue was $66,307 compared to $5,622,380 for the nine months ended September 30, 2015, resulting in a decrease in staffing revenue of $5,556,073 or 99%. Telecommunications revenues increased $3,195,385 or 54% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2105. Telecommunications revenue for those periods were $9,017,652 and $5,822,267, respectively. This shift in revenue mix resulted in an increase in gross profit margin from 18% to 37% for the nine months ended September 30, 2015 and September 30, 2016, respectively.

Operating Expenses

We reported operating expenses of $1,397,330 and $2,104,995 for the three months ended September 30, 2016 and 2015, respectively, representing a decrease of $707,665 or 34%. Selling, general, and administrative expenses decreased $676,102, due primarily to a decrease in legal, accounting, and share based compensation expense. Compensation expense was $605,491 and $645,245 for the three months ended September 30, 2016 and 2015, respectively, representing a decrease of $39,744.

We reported operating expenses of $4,394,764 and $4,449,027 for the nine months ended September 30, 2016 and 2015, respectively, representing a decrease of $54,263 or 1%. Selling, general, and administrative expenses decreased $398,421 due primarily to decreases in audit, legal, and stock based compensation expense, which was offset by $395,804 increase in occupancy costs. Compensation expense was $1,705,892 and $1,594,552 for the nine months ended September 30, 2016 and 2015, respectively, representing an increase of $111,340. This increase is attributable primarily to an increase in salary expense and related ancillary expenses due to the addition of key personnel for our business development team.

Operating Income and Loss

Operating loss decreased by $1,581,894 or 102% to operating income of $27,918 for the three months ended September 30, 2016 compared to a loss of $1,553,976 for the three months ended September 30, 2015. This was primarily attributable to an increase in gross profit as described above, with a decrease in selling, general, and administrative expenses, and an increase in occupancy costs.

Operating loss decreased by $1,398,448 from a loss of $959,773 for the nine months ended September 30, 2016 compared to a loss of $2,358,221 for the nine months ended September 30, 2015. This was primarily attributable to an increase in gross profit as described above, with a decrease in selling, general, and administrative expenses, partially offset by increases in occupancy expense.

Other Income and Expense

Other income and expense increased by $1,069,633 during the three months ended September 30, 2016, when compared to the same period in the previous year, primarily due to a $971,956 decrease in forbearance expense, offset by increases in amortization expense, transaction fees, a one time fair value expense on the term loan, and incentive expense. The increase in amortization and interest expense is mainly attributable to the senior credit facility effective October 28, 2015.

For the nine months ended September 30, 2016 and 2015, other income and expense increased by $813,950 primarily due to an increase in interest expense, amortization expense, and a one time fair value expense.

Liquidity and Capital Resources

Overview

As of September 30, 2016, the Company had an accumulated deficit of approximately $16 million. In addition, the Company has a working capital deficiency of $2.6 million as of September 30, 2016.

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

Cash Flows for the Nine months ended September 30, 2016 and 2015

Cash Provided by/Used in Operating Activities

Net cash used in operating activities was $6,834,114 during the nine months ended September 30, 2016 as compared to cash provided by operating activities of $934,399 during the nine months ended September 30, 2015. For the nine months ended September 30, 2016, cash used in operating activities was primarily attributable to accounts receivable and other current assets, partially offset by accounts payable. For the nine months ended September 30, 2015, cash provided by operating activities was attributable to forbearance expense and accounts payable.

Cash Provided by/Used in Investing Activities

We provided $2,694,319 cash from investing activities during the nine months ended September 30, 2016, as compared to cash provided of $28,320 during the same period of the previous year. Cash provided by investing activities in the current period was primarily related to proceeds received from the restricted cash account.

Cash Provided by/Used in Financing Activities

Cash provided by financing activities was $3,943,248 during the nine months ended September 30, 2016, as compared to cash used of $796,351 during the nine months ended September 30, 2015. During the nine months ended September 30, 2016, cash provided by financing activities consisted principally of issuance of notes payable and restricted cash account drawdowns. During the nine months ended September 30, 2015, cash used was derived from primarily payments on our factoring line of credit and payments made on notes payable.

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

Backlog

As of September 30, 2016, we had a backlog of unfilled contracts and master service agreements of approximately $32,500,000. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We may experience variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments that may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

As a smaller reporting company, we are not required to provide the information requested by paragraph (a)(5) of this Item.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2016, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2016.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCOAB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of September 30, 2016 our internal controls over financial reporting were not effective at the reasonable assurance level:

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2016, there were no changes in our internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 18th, 2016, the Company issued 100,000 Shares of common stock with a grant date value of $60,000 for settlement of debt.

On July 19th 2016, the Company issued 50,000 shares of common stock with a grant date value of $124,000 as incentive compensation.

On August 8th, 2016, the Company issued 197,000 Shares of common stock with a grant date value of $118,200 for a settlement of debt.

On August 9th, 2016, the Company issued 50,000 Shares of Common stock with a grant date value of $14,000 for a settlement of debt.

On August 18th, 2016, the Company issued 25,000 shares of common stock with a grant date value of $15,500 for services performed for the company.

On August 18th, 2016, the Company issued 200,000 shares of common stock with a grant date value of $124,000 for services performed for the company.

On August 18th, 2016, the Company issued 2,190,000 shares of common stock with a grant date value of $1,357,800 as incentive compensation.

On August 23rd, 2016, the Company issued 450,000 Shares of Common stock with a grant date value of $203,850 for a settlement of debt.

On September 7, 2016, the Company issued 2,487,000 shares of common stock with a grant date value of $994,800 for an equity raise.

On October 12, 2016, the Company issued 2,423,687 shares of its common stock with a grant date value of $969,475 for an equity raise purchase.

On October 19, 2016, the Company issued 2,589,312 shares of its common stock with a grant date value of $1,035,725 for an equity raise purchase.

On October 19, 2016, the Company issued 2,000,000 shares of its common stock with a grant date value of $1,040,000 to several employees as incentive compensation.

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

Exhibit		Description

10.1		Form of Unit Purchase Agreement, by and between the Company and Investors

10.2		Form of Registration Rights Agreement, by and between the Company and Investors

10.3		Form of Warrant to be issued by the Company to each of the Investors

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*

32.1		Certification of Chief Executive Officer pursuant to 18 U.S. C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.*

32.2		Certification of Chief Financial Officer pursuant to 18 U.S. C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.*

101.INS		XBRL Instance Document*

101.SCH		XBRL Taxonomy Extension Schema Document*

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB		XBRL Taxonomy Extension Label Linkbase Document*

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document*

	*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FTE Networks, Inc.

Date: November 21, 2016	By:	/s/ Michael Palleschi
Michael Palleschi
Chief Executive Officer

Date: November 21, 2016	By:	/s/ David Lethem
David Lethem
Chief Financial Officer

