Form 10-K
period 2016-12-31
FTE Networks, Inc.
filed 2017-05-11
CIK 1122063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM OCTOBER 1, 2015 TO DECEMBER 31, 2016

Commission file number:000-31355

FTE NETWORKS, INC.
(Exact name of registrant as specified in its charter)

Nevada	81-0438093
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

999 Vanderbilt Beach Rd., Suite 601, Naples, Florida 34108
(Address of principal executive offices)

Registrant’s telephone number, including area code:1-877-878-8136

Securities registered pursuant to Section 12(b) of the Act: Not Applicable

Securities registered pursuant of section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule-405 of the Securities Act. [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes [X] No

Note-Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§ 235.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant of Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definite proxy of information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “larger accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ]		Accelerated filer [ ]
None-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller Reporting Company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [  ] No

As of June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,632,421.

As of May 11, 2017, there were 126,247,694 shares of common stock outstanding.

FTE NETWORKS, INC.

FORM 10-K

TABLE OF CONTENTS

TRANSITION PERIOD ENDED DECEMBER 31, 2015 AND DECEMBER 31, 2016

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

Forward-looking statements can be identified by the use of terminology such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements which are contained in this Annual Report on Form 10-K because they reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation:

●	Our ability to maintain sufficient liquidity;
●	Our ability to attract and retain key personnel and temporary workers;
●	Our ability to collect account receivables;
●	Our ability to manage the growth of our operations and effectively integrate acquisitions;
●	Our ability to retain our key customers and market share;
●	Our ability to compete for suitable merger prospects;
●	Our ability to successfully integrate future acquisitions;
●	Our ability to satisfy our service level agreements;
●	Our ability to effectively manage our backlog;
●	The impact of legislative actions and significant regulations on our business;
●	Our ability to adapt to swift changes in the telecommunications industry;
●	The effectiveness of our physical infrastructure and services;
●	Fluctuations in general conditions;
●	Our ability to comply with regulations;
●	The effects of any employment related to other claims against our business;
●	Our ability to maintain workers’ compensation insurance coverage at commercially reasonable terms; and
●	Our ability to raise capital when needed and on acceptable terms and conditions.

All written and oral forward-looking statements made in connection with this Annual Report on Form 10-K that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Annual Report on Form 10-K. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

PART I

Item 1. Business.

FTE Networks, Inc. (FTNW), and its wholly owned subsidiaries, is a leading international networking infrastructure service solutions company. The Company designs, build, and support telecommunications and technology systems and infrastructure services for Fortune 500 companies operating four (4) telecommunications markets; Data Center Infrastructure, Fiber Optics, Wireless Integration, and Surveillance & Security. FTE Networks is headquartered in Naples, Florida, with offices throughout the United States and Europe.

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

Through Optos Capital Partners, LLC, a Delaware limited liability company (“Optos”), its wholly owned subsidiary, Focus operated the following wholly owned entities:

●	Focus Fiber Solutions, LLC, a Delaware limited liability company (“Focus Fiber”), which specialized in the design, engineering, installation, and maintenance of a telecommunications infrastructure network.

●	JusCom, Inc., an Indiana corporation (“JusCom”), which was a telecommunication service provider providing various services including engineering consulting, design, installation and emergency response in various categories including cable rack/wiring buildouts, infrastructure buildouts, DC power installation, fiber cable splicing and security camera installation. JusCom also operated as a temporary and permanent staffing agency specializing in the telecommunications market. Prior to the Beacon Merger, Focus reorganized such that Jus-Com became a subsidiary of Focus, and was no longer a subsidiary of Optos.

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

Following the Beacon Merger, on March 13, 2014, Beacon changed its name to “FTE Networks, Inc.” (“FTE” or the “Company”). JusCom began doing business as FTE Network Services (“FTE Network Services”) - a turn-key infrastructure services company. Focus Venture Partners began doing business as FVP Worx, Inc., offering full service staffing solutions. Optos Capital Partners remains for the purpose of future diversification opportunities. The following graphic depicts our organization following the Beacon Merger and the organizational changes described above, and represents the current organization of the Company:

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

On December 10, 2015, our common stock resumed trading on the OTC Pink marketplace. As of December 31, 2016, our common stock is trading on the OTCQX marketplace.

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

Entry into a Credit Facility and Repayment of Senior Secured Notes

On November 3, 2015, the Company entered into a credit agreement (the “Agreement”) pursuant to which the Company received $8 million in term loans from Lateral Investment Management (“Lateral”). A portion of the proceeds was used to extinguish an aggregate principal amount of approximately $3.4 million of Senior Secured Promissory Notes, pursuant to a tender offer. The noteholders who tendered their notes received the tender offer consideration of $0.50 per $1 principal amount of the Notes from the proceeds from the term loan, and all interest payable on the notes was forgiven. The Company recognized approximately a $3.4 million gain related to the extinguishment of the Senior Secured Promissory Notes.

In connection with the agreement, the Company issued 555,344 shares of preferred stock to Lateral, 163,441 designated as Series D preferred stock and 391,903 designated as Series F preferred stock. Upon the approval of the reverse split of common stock on or about May 26, 2016, these preferred shares mandatorily converted to 11,106,880 shares of common stock, based upon their 1 for 20 conversion rate. The Company and Lateral also entered into a registration rights agreement (“Registration Rights Agreement”) in connection with the issuance of these shares, pursuant to which the Company must file a registration statement with the SEC, with respect to the shares. Lateral may request redemption of some or all of its shares any time after October 28, 2017, subject to the Company (a) meeting certain minimum capitalization and EBITDA requirements; and (b) being able to continue as a going concern on a post-redemption basis. The redemption price per share is variable and equals 10 (ten) times the last twelve months EBITDA, multiplied by the Lateral fully-diluted ownership percentage and then divided by the Lateral shares outstanding. In addition, Lateral was granted anti-dilution rights which permit it to receive additional equity securities to maintain its fully-diluted ownership interest to the extent that the Company issues equity securities to third parties, up to a maximum of $5,000,000. On April 5, 2016, the Company entered into an amendment agreement to its existing credit facility with Lateral, amending the original credit agreement signed October 28, 2015. The agreement amends select provisions of the original credit agreement, including equity raises and changes to certain financial and operational covenants. On September 30, 2016, the Company entered into a second amendment agreement to its existing credit facility, maturing October 28, 2017, amending the original credit agreement signed October 28, 2015. The agreement was amended solely to consolidate a series of short term bridge loans granted to the company from time to time during the second and third quarter of 2016 into a 2.5 million loan, which matures on April 30, 2017. The second amendment also amended the covenants related to consolidated EBITDA, consolidated leverage, consolidated debt service, selling, general, and administrative expenses, and compensation expense. On April 20, 2017, in conjunction with the acquisition of Benchmark Builders Inc, Lateral amended the original credit agreement to provide for approximately $10.1 million towards the cash purchase price of the Benchmark acquisition, refinancing this new advance with the existing debt, extending the maturity date of the facility to March 31, 2019.

Reverse Split of Common Stock

On December 23, 2015, the Board unanimously authorized and approved an amendment to our Articles of Incorporation to effect a reverse stock split of our Common Stock at a 1-for-20 ratio (the “Reverse Split”). On December 30, 2015, stockholders holding a majority of our voting power approved by written consent the amendment to our Articles of Incorporation, which would affect the Reverse Split. The Reverse Split will reduce the number of outstanding shares of our Common Stock by reclassifying and converting all outstanding shares of our Common Stock into a proportionately fewer number of shares of Common Stock. On March 9, 2016, the Company filed a Form Pre-14C with the SEC concerning the 1 for 20 reverse stock split and the increase of the authorized shares of common stock from 70,000,000 to 200,000,000. On April 18, 2016, the Company filed its Definitive Form 14-C with the SEC. On May 25, 2016 “FINRA” approved the Reverse Split, which was effectuated on May 26, 2016. All share and share information in this transitional report have been retroactively restated for the reverse split.

Officer/Strategic Board Appointments

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

On September 27, 2016, the Board of Directors appointed Mr. Lynn Martin as Chief Operating Officer. As COO, Mr. Martin will be responsible for the prioritization and alignment of company initiatives overseeing, developing, and setting the strategic direction for the day-to-day operations of FTE Networks and ensuring operational excellence across the company. Prior to joining FTE, Mr Martin was head of the communications, software, and technology division of Nexius where he was responsible for growing the business by delivering end-to-end network solutions for emerging technologies, such as Open Source/NFV/SDN and infrastructure services that provided relevant value to customers and helped them to optimize their businesses. In addition to leading the software and technology teams, he created several new business offerings in Engineering, Fiber and Open Source development where he joined efforts with Open Compute Project and Telecom Infra Project communities both founded by Facebook to provide new network architectures and solutions with greater simplicity and efficiency. Before Nexius, Mr. Martin served as Executive Director of Telcordia Technologies, where he ran the company’s next generation software product line, was a senior strategist in Accenture’s Network Practice, and spent over a decade at Level 3 Communications as VP of Operational Integration and Process Management.

On December 7, 2016, a Strategic Advisory Board was created to provide senior counsel to the company on opportunities to evolve and advance the deployment of its disruptive multi-edge computing services. External members of FTE Networks’ Multi-Edge Computing Strategic Advisory Board are:

John Morgan. Mr. Morgan is currently working with operators to improve network coverage and capacity to make the world more open and connected. Morgan has over twenty-five years in the Communications and IT Industries and is currently supporting operators with the adoption of open source hardware and software in their networks through the Open Compute Project (OCP) and Telecom Infrastructure Project (TIP) initiatives. Prior to his current work, Morgan was global technical lead for legacy network migrations at Accenture where he worked with operators on product rationalization and simplification, copper to fiber migration platform implementations, and decommissioning strategies for copper and central office equipment. Prior to Accenture, he held executive positions with several software start-up firms in the communications industry, as well as with leading operators, such as Verizon, Level 3 Communications, and Genuity. His background includes work in network planning and engineering, product management, OSS/BSS development, finance, and operations. He completed his undergraduate work in Accounting at the College of William and Mary and received his MS in Information and Telecommunications Systems from the Johns Hopkins University.

David Kalinske. Mr. Kalinske is the Chief of Staff for A3 by Airbus Group and former Aide to two U.S. Presidents, President George W. Bush and President Barack Obama. In his previous role, he was the recipient of the Defense Superior Service Medal for superior meritorious service in the position of significant national responsibility as Aide to the President of the United States. He also served as a research engineering leader with Lockheed Martin Aeronautics supporting Advanced Development programs, also known as The Skunk Works, and founded Global Hybrid Company, an airborne logistics provider utilizing the revolutionary Hybrid Airship. A TOPGUN graduate and a Marine Corps fighter squadron Commanding Officer (CO), he was selected via scholarship into the Harvard University, Kennedy School of Government, National Security Fellow program with a focus in the study of cybersecurity policy.

Eric Salzman. Mr. Salzman has 20 years of experience working with communications and software companies with a focus on driving operational and financial excellence. He is currently a Senior Managing Director at Monarch Capital Group, LLC, a boutique investment bank and money management firm and serves as an independent director on several public and private technology company boards including 8x8, Inc., ASG Technologies, Sorenson Communications and FragranceNet.com. Prior to 2011, Mr. Salzman spent eight years at Lehman Brothers as a Managing Director in the Private Equity and Principal Investing Group, as well as a Managing Director in the Global Trading Strategies Division, including three years managing the operational and financial restructuring of dozens of companies within the Lehman Bankruptcy. Prior to Lehman Brothers, Mr. Salzman was a senior investment professional focused on the technology and communications industry at a multi-strategy hedge fund and at two growth-oriented private equity funds. Mr. Salzman began his career in the M&A Group at CS First Boston. Mr. Salzman graduated with a B.A. Honors from the University of Michigan and received his MBA from Harvard University.

TELECOMMUNICATIONS INFRASTRUCTURE SERVICES INDUSTRY

FTE Network Services provides comprehensive telecommunications solutions to Fortune 500 and other customers in the wireline and wireless telecommunications industry. Services performed by FTE include the design, engineering, installation, repair and maintenance of fiber optic, copper and coaxial cable networks used for video, data and voice transmission. In the wireless space, FTE provides engineering, design, installation and upgrade of wireless communications networks, including infrastructure, antennas, switching systems, and backhaul links from wireless systems to voice, data and video networks. FTE also provides emergency restoration services, including the repair of telecommunications infrastructure damaged by inclement weather. We also provide premise wiring where we install, repair, and maintain the telecommunications structure within improved structures.

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

FTE Network Services has scaled to approximately 200+ concurrent crews in multiple geographies representing multiple customers and multiple projects. FTE Network Services’ success is based on several factors:

●	Staff construction experience in these markets over many years in the past provides an understanding of the challenges in most every market with respect to local regulations to diverse soil types and rock formations.

●	FTE has a network of seasoned Project Managers and Construction Managers that it leverages in all markets on all projects.

●	FTE uses a blend of self-perform and sub-contract that maintains internal quality standards and allows the company to expand operation rapidly and likewise downsize at completion preserving company profitability.

●	FTE creates a local presence for all projects with local office and warehouse space to run and manage the project and handle materials logistics respectively.

●	FTE has relationships with major national suppliers for everything from heavy equipment to custom order fiber optic cable.

●	All contract outside plant operations are fulfilled with a combination of our fleet of aerial trucks, underground plows, directional drills, fiber placement crews, and fiber splicers.

●	All equipment used on OSP projects is mobile, with dedicated logistics to service these projects as demands change. FTE Network Services can meet any scheduling requirement and accommodate changing demands by calling on its extensive network of strategic partners.

●	Finally, FTE itself has a broad base of experienced operators and installers dedicated to each project, and we are committed to providing the necessary personnel and equipment to meet the demands of every engagement.

Inside Plant Operations

Inside Plant Operations (ISP) are services provided to major telecommunications services providers in their switching and processing facilities. The scope of services includes the following:

●	Cable rack / wiring build-outs

●	Infrastructure build-outs

●	DC power installation

●	Battery installation / maintenance

●	Uninterrupted power source (“UPS”) installation

●	Power distribution unit (“PDU”) installation

●	Fiber cable splicing

●	Structured cable installation

●	All low-voltage cable installation

●	Provisioning, test, turn-up of FTTP, FTTN, FTTH, FTTx.

●	Security camera installation

●	AC circuits & conduit builds

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

Project Estimating and Feasibility Studies

Our subsidiaries share an estimating department that provides all cost needs, both internal and external, as a value-added service to telecommunications clients. For extremely difficult builds, we use a “boots on the ground” approach, ready with someone to look at the project up close, typically within 24 hours. For the bid process, the following steps are followed:

●	A request for a proposal, or a request for information is received from a prospective customer: typically a data file is provided with a general route, cell tower locations, laterals, rings, etc.

●	Using Google Earth, we provide a solution based on aerial and underground construction options, utilizing the U.S. geological studies for ground conditions and “street view” programs to analyze the conditions. Additional services are often used, including: MS Streets & Trips, MapInfo, Bing Maps, Delorme, and a national database of GIS maps. At the same time, we reach out to vendors and suppliers to start assessing rough costs for materials and labor.

●	We specialize in complex projects with a large geographical footprint and multiple customer drop points. This goal is met by importing the customer drop points (i.e., latitude and longitude) into whichever software program the customer has specified as the deliverable. Then, using the aforementioned methods, we identify the best installation path and verify whether the most cost-effective method of installation will be aerial, underground, or existing conduit paths. This conclusion is portrayed on the deliverable software, and the different methods of construction are clearly defined by specific colors on the reports.

●	The project is broken into segments with independent budgets for each segment, allowing the customer to identify the fiber size based upon end-use requirements. This all flows into a master project budget, giving the customer a snapshot that will allow them to make changes to the individual segments at their discretion based upon the budgetary information provided.

●	The nationwide network of project managers is utilized to analyze the geography of each part of the project and provide feedback on critical portions of the proposed build.

●	This all culminates into finished proposals - ones that we believe accurately represent the ideal and most cost-effective approach to the build process. Due to the process, we have solidified in our estimating department, bringing in and training additional support staff typically takes less than 2 weeks.

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

Our customer base is concentrated. Due to the fact that the majority of our revenues are non-recurring, project-based revenues, it is not unusual for there to be significant period-to-period shifts in customer concentrations. Revenue may significantly decline if the Company were to lose one or more of its significant customers, or if the Company were not able to obtain new customers upon the completion of significant contract. The Company’s strategy for the future includes customer and service diversification reducing the customer revenue concentration to less than 15% for any single customer.

For the year ended September 30, 2015, the Company’s largest customers included a telecommunications company providing fiber optic based network solutions, (Customer C), and a corporate staffing customer within the Company’s staffing segment, (Customer D). During the transitional three months ended December 31, 2015, the Company’s largest customers included a multinational provider of communications technology and services, (Customer I) and a corporate staffing customer within the Company’s staffing segment, (Customer D). For the year ended December 31, 2016, the Company’s largest customers included multinational telecommunications conglomerate (Customer M) and leader service provider in network managed and professional services, (Customer J).

The following tables set forth our revenues and accounts receivable balances for the periods indicated:

	For the Year Ended		For the Transitional Three Months Ended		For the Year Ended
	December 31, 2016		December 31, 2015		September 30, 2015
Revenues	$	%	$	%	$	%
Customer C	164,987	1%	41,664	1%	5,196,380	36%
Customer D	-	-%	1,592,193	52%	5,324,866	37%
Customer I	91,000	1%	316,931	11%	106,850	1%
Customer J	1,804,760	14%	-	-	-	-
Customer M	6,332,966	52%	130,771	4%	552,054	4%
All other customers	3,875,366	32%	989,246	32%	3,208,532	22%
Total Revenues, net of discounts	$12,269,079	100%	$3,070,805	100%	$14,388,682	100%

	For the Year Ended		For the Transitional Three Months Ended		For the Year Ended
	December 31, 2016		December 31, 2015		September 30, 2015
Accounts Receivable	$	%	$	%	$	%
Customer B	85,112	1%	152,475	10%	152,475	12%
Customer E	603,663	9%	718,035	47%	617,825	47%
Customer H	102,796	2%	215,609	14%	50,767	4%
Customer M	4,624,600	66%	62,233	4%	66,832	5%
All other customers	1,722,354	22%	387,128	25%	416,546	32%
Total Receivables	7,138,525	100%	$1,535,480	100%	$1,304,445	100%
Less Allowance for doubtful accounts	(118,949)		$(89,000)		$(89,000)
Accounts Receivable, net of allowance	7,019,576		$1,446,480		$1,215,445

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

Regulation

Our operations are subject to various federal, state, local and international laws and regulations including:

●	licensing, permitting and inspection requirements applicable to contractors, electricians and engineers;

●	regulations relating to worker safety and environmental protection;

●	permitting and inspection requirements applicable to construction projects;

●	wage and hour regulations;

●	regulations relating to transportation of equipment and materials, including licensing and permitting requirements; and

●	building and electrical codes.

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

Seasonality

Our revenues are affected by seasonality as a significant portion of the work we perform is outdoors. Consequently, our operations are impacted by extended periods of inclement weather. Generally, inclement weather is more likely to occur during the winter season, which falls during our first and fourth fiscal quarters. Also, a disproportionate percentage of total paid holidays fall within our fourth quarter, which decreases the number of available workdays. Additionally, our customer premise equipment installation activities for cable providers historically decrease around calendar year-end holidays as their customers generally require less activity during this period. As a result, we may experience reduced revenue in the first or fourth quarters of our fiscal years.

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

STAFFING INDUSTRY

Effective May 8, 2014, we began operations for a temporary and permanent staffing agency providing full service human capital solutions specializing in telecommunications, construction, engineering and technology through our wholly owned subsidiary, FVP Worx. On December 31, 2016, a strategic decision was made to continue operating the staffing segment but at a reduced scale of operations in order to fully deploy our management’s focus and working capital to our higher margin business in the OSP and ISP segments.

Segment Reporting

We operate in the telecommunications infrastructure services industry and, effective May 8, 2014, entered the staffing industry. For the year ended December 31, 2016, our staffing business generated $108,057 in revenues and $126,087 in expenses. For reporting purposes, the Company will continue to report the staff business as a separate segment from the telecommunications services business. We reported segment results pursuant to ASC 280-10 “Segment Reporting” for the year ended December 31, 2016, transitional three months ended December 31, 2015, and the year ended September 30, 2015.

EMPLOYEES

As of May 1, 2017, we, together with our subsidiaries, employ 136 full-time employees and 1 part-time employee. None of our employees are represented by local collective bargaining units. The number of our employees varies according to the level of our work in progress. We maintain a nucleus of technical and managerial personnel to supervise all projects and add employees as needed to complete specific projects.

ACQUISITION STRATEGY

With respect to our acquisition strategy, FTE intends to pursue a clearly defined telecommunications niche, but may, in its discretion, pursue acquisitions outside of this niche, although this will not be our focus. We selectively pursue acquisitions when we believe doing so is operationally and financially beneficial to our existing operations, although we do not rely solely on acquisitions for growth. In particular, we may pursue those acquisitions that we believe will provide us with incremental revenue and geographic diversification while complementing our existing operations. We generally target companies for acquisition that have defensible leadership positions in their market niches, are EBITDA positive, which meet or exceed industry averages, and have proven operating histories, sound management, and certain clearly identifiable cost synergies. On October 28, 2016, the Company signed a non-binding letter of intent (the “LOI”) with Benchmark Builders, Inc. (“Benchmark”) which summarized the principal terms of a possible acquisition of Benchmark, a privately held corporation. On March 9, 2017, the Company, entered into a Stock Purchase Agreement (the “Purchase Agreement”) with (i) Benchmark, and (ii) each of Benchmark’s stockholders. On April 20, 2017, the Company closed on the Purchase Agreement, acquiring 100% of the outstanding shares of Benchmark stock. On April 20, 2017, in conjunction with the acquisition of Benchmark Builders Inc, Lateral amended the original credit agreement to provide for approximately $10.1 million towards the cash purchase price of the Benchmark acquisition, refinancing this new advance with the existing debt, extending the maturity date of the facility to March 31, 2019. See Item 8.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 2. Properties.

On December 1, 2015, our executive offices were relocated to 999 Vanderbilt Beach Road, Suite 601, Naples, Florida, 34108 and our telephone number is (877) 878-8136. The old Naples, FL office lease expired on October 31, 2015. Our current lease expires November 30, 2022 and the square footage increase from 3,310 square feet to 5,377 square feet. Our subsidiaries lease five additional office/warehouse facilities throughout the United States, which is summarized below.

Location:	Usage	Square Footage	Lease Start Date	Lease End Date	Monthly Obligation
Naples, FL	Office	5,377	11/01/2015	11/30/2022	$19,034
Indianapolis, IN	Office	4,000	01/01/2016	12/31/2018	$2,700
Dallas, TX	Office	3,000	12/01/2016	11/30/2019	$4,000
Des Moines, IA	Office	5,000	03/01/2016	02/28/2018	$2.000
Naples, FL	Warehouse	4,500	11/01/2015	10/31/2018	$4,770
Dallas, TX	Office	8,640	5/1/2016	4/30/2019	$4,500

ITEM 3. Legal Proceedings.

We are involved in litigation claims arising in the ordinary course of business from time to time, and as of December 31, 2016 we have no material litigation matters. See Footnote 10 Commitment and Contingencies, Accrued Litigation Expense.

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

On May 16, 2015, our registration statement on Form 10 became effective and on December 10, 2015, our common stock resumed trading on the OTC Pink marketplace. On March 1, 2016, we uplisted to the OTCQB marketplace, and on June 29, 2016, we uplisted to the OTCQX marketplace.

The following table sets for the range of high and low bid information for our common stock for the periods indicated. Such over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. Note that our common stock did not trade during fiscal 2015.

	Price Range
	Low			High
Year ended September 30, 2015
First quarter (October 1, 2014 to December 31, 2014)	$	N.A		$	N.A
Second quarter (January 1, 2015, to March 31, 2015)	$	N.A		$	N.A
Third quarter (April 1, 2015 to June 30, 2015)	$	N.A		$	N.A
Fourth quarter (July 1, 2015 to September 30, 2015)	$	N.A		$	N.A
For the transitional three months Ended December 31, 2015
Fourth Quarter (October 1, 2015 to December 31, 2015)		$0.20	[1]		$2.00	[1]
Year ended December 31, 2016
First quarter (January 1 to March 31, 2016)		$0.40	[1]		$1.59	[1]
Second quarter (April 1 to June 30, 2016)		$0.62	[1]		$0.88
Third quarter (July 1 to September 30, 2016)		$0.40			$0.84
Fourth quarter (October 1 to December 31, 2016)		$0.32			$0.58

1 Price adjust to reflect 1:20 reverse split of common shares effective May 26, 2016.

Stockholders

There were 440 holders of record of our common stock as of May 11, 2017.

Dividends

We have not declared or paid any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. We plan to retain any future earnings for use in our business operations. Any decisions as to future payments of cash dividends will depend on our earnings and financial position and such other factors as the Board deems relevant.

Recent Sales of Unregistered Securities

During the transitional three month period ended December 31, 2015, the Company issued the following:

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

On November 5, 2015, the Company issued 26,996 shares of its common stock with a grant date value of $139,701 as a settlement with one of the Company’s vendors.

On December 4, 2015, the Company issued 25,641 shares of its common stock with a grant date value of $5,120 as part of a legal settlement agreement.

On December 18, 2015, the Company issued 6,250 shares of its Series F preferred stock with a grant date value of $25,000 in settlement for investor relations services.

On December 21, 2015, the Company issued 519,309 shares of its Series F preferred stock with a grant date value of $342,743 to various employees under the terms of their employment agreements.

During the fiscal year ended December 31, 2016 the Company issued the following:

During the fiscal year ended December 31, 2016, the Company issued 285,664 shares of its Preferred Series F stock with a grant date value of $35,186 to one of its investors as an incentive to continue raising equity proceeds.

During the fiscal year ended December 31, 2016, the Company issued 231,041 shares of its Preferred Series F stock to its independent directors and two officers with a grant date value of $152,487 for compensation.

During the fiscal year ended December 31, 2016 the Company issued 5,029,000 shares of its common stock with a grant date value of $2,569,800 to several employees under the terms of their employment agreements, of which $2,305,040 remains unvested.

During the fiscal year ended December 31, 2016, the Company issued 3,809,389 shares of its common stock to settle debt with a grant date value of $1,798,438.

During the fiscal year ended December 31, 2016, the Company issued 841,500 shares of its common stock with a grant date value of $445,800 to consultants for services performed for the Company.

During the fiscal year ended December 31, 2016, the Company issued 7,594,999 shares of its common stock to individual investors for an equity raise totaling $2,628,000.

The Series D and Series F preferred shares issued as described above were not registered under the Securities Act of 1933, as amended (the “Securities Act”) in reliance upon the exemption from registration provided by Section 4(2) of that Act and Regulation D promulgated thereunder, which exempts transactions by an issuer not involving any public offering. These securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. Certificates representing these securities contain a legend stating the same.

Issuer Purchases of Equity Securities

During the year ended December 31, 2016, there were no purchases of our equity by us or any “affiliated purchaser”.

ITEM 6. Selected Financial Data.

FTE Networks, Inc. is a “smaller reporting company” as defined by Regulation S-K and as such, is not required to provide the information contained in this item pursuant to Regulation S-K.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

FTE Networks, Inc. (FTNW), and its wholly owned subsidiaries, is a leading international networking infrastructure service solutions company. The Company designs, build, and support telecommunications and technology systems and infrastructure services for Fortune 500 companies operating telecommunications services in Data Center Infrastructure, Fiber Optics, Wireless Integration, and Surveillance & Security. FTE Networks is headquartered in Naples, Florida, with offices throughout the United States and Europe.

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

Recent Business Developments

On November 3, 2015, the Company entered into a credit agreement, dated October 28, 2015 (the “Agreement”), pursuant to which the Company received $8 million in term loans from Lateral Investment Management (“Lateral”). A portion of the proceeds was used to extinguish an aggregate principal amount of approximately $3.4 million of Senior Secured Promissory Notes, pursuant to a tender offer. The noteholders who tendered their notes received the tender offer consideration of $0.50 per $1 principal amount of the Notes from the proceeds from the term loan, and all interest payable on the notes was forgiven. The Company expects to recognize approximately a $3.4 million gain related to the extinguishment of the Senior Secured Promissory Notes. In connection with the agreement, the Company issued 555,344 shares of preferred stock to Lateral, 163,441 designated as Series D preferred stock and 391,903 designated as Series F preferred stock. Upon the approval of the reverse split of common stock May 26, 2016, these preferred shares mandatorily converted to 11,106,880 shares of common stock, based upon their 1 for 20 conversion rate. The Company and Lateral also entered into a Registration Rights agreement in connection with the issuance of these shares, pursuant to which the Company must file a registration statement with the SEC, with respect to the shares. Lateral may request redemption of some or all of its shares any time after October 28, 2017, subject to the Company (a) meeting certain minimum capitalization and EBITDA requirements; and (b) being able to continue as a going concern on a post-redemption basis. The redemption price per share is variable and equals 10 (ten) times the last twelve months EBITDA, multiplied by the Lateral fully-diluted ownership percentage and then divided by the Lateral shares outstanding. In addition, Lateral was granted anti-dilution rights which permit it to receive additional equity securities to maintain its fully-diluted ownership interest to the extent that the Company issues equity securities to third parties, up to a maximum of $5,000,000. On April 5, 2016, the Company entered into an amendment agreement to its existing credit facility with Lateral, amending the original credit agreement signed October 28, 2015. The agreement amends select provisions of the original credit agreement, including equity raises and changes to certain financial and operational covenants. On September 30, 2016, the Company entered into a second amendment agreement to its existing credit facility, maturing October 28, 2017, amending the original credit agreement signed October 28, 2015. The agreement was amended solely to consolidate a series of short term bridge loans granted to the company from time to time during the second and third quarter of 2016 into a $2.5 million loan, which matures on April 30, 2017. The second amendment also amended the covenants related to consolidated EBITDA, consolidated leverage, consolidated debt service, selling, general, and administrative expenses, and compensation expense. On April 20, 2017, in conjunction with the acquisition of Benchmark Builders Inc, Lateral amended the original credit agreement to provide for approximately $10.1 million towards the cash purchase price of the Benchmark acquisition, refinancing this new advance with the existing debt, extending the maturity date of the facility to March 31, 2019.

On December 23, 2015, the Board unanimously authorized and approved an amendment to our Articles of Incorporation to effect a reverse stock split of our Common Stock at a 1-for-20 ratio (the “Reverse Split”). On December 30, 2015, stockholders holding a majority of our voting power approved by written consent the amendment to our Articles of Incorporation, which would affect the Reverse Split. The Reverse Split will reduce the number of outstanding shares of our Common Stock by reclassifying and converting all outstanding shares of our Common Stock into a proportionately fewer number of shares of Common Stock. On March 9, 2016, the Company filed a Form Pre-14C with the SEC concerning the 1 for 20 reverse stock split and the increase of the authorized shares of common stock from 70,000,000 to 200,000,000. On April 18, 2016, the Company filed its Definitive Form 14-C with the SEC. On May 25, 2016 “FINRA” approved the Reverse Split, which was effectuated on May 26, 2016. All share and share information in this transitional report has been retroactively restated for the reverse split.

Effective January 27, 2016, the Company changed its fiscal year end from September 30 to December 31 and filed an unaudited transitional report on Form 10-QT to cover the period from October 1, 2015 to December 31, 2015 with the Securities and Exchange Commission on April 11, 2016. This current annual report as of December 31, 2016 includes the audited three month transitional period ended December 31, 2015.

On October 28, 2016, the Company signed a non-binding letter of intent (the “LOI”) with Benchmark Builders, Inc. (“Benchmark”) which summarized the principal terms of a possible acquisition of Benchmark, a privately held corporation. On March 9, 2017, the Company, entered into a Stock Purchase Agreement (the “Purchase Agreement”) with (i) Benchmark, and (ii) each of Benchmark’s stockholders. On April 20, 2017 (the “Closing Date”), FTE Networks, Inc. (“FTE Networks”) acquired all of the issued and outstanding shares of common stock (the “Benchmark Shares”) of Benchmark Builders, Inc., a privately held New York corporation (“Benchmark”) from each of its stockholders (collectively, the “Sellers”), pursuant to the Stock Purchase Agreement, dated as of March 9, 2017, by and among FTE Networks, Benchmark, and the Sellers (the “Purchase Agreement”), as amended by Amendment No. 1 to Stock Purchase Agreement, dated as of the Closing Date (the “Purchase Agreement Amendment” and together with the Purchase Agreement, the “Amended Purchase Agreement”). FTE Networks, Benchmark, and the Sellers, entered into the Purchase Agreement Amendment in order to address certain changes in the purchase price as set forth in the Purchase Agreement. As described in FTE Networks’ Current Report on Form 8-K filed with filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2017, the Purchase Agreement provided that the consideration to the Sellers for the Benchmark Shares would consist of (i) $55,000,000 in cash consideration, (ii) an aggregate of 17,825,350 shares of the Company’s common stock, and (iii) promissory notes in the aggregate amount of $10,000,000 to the Sellers. The Purchase Agreement Amendment has, inter alia, modified the purchase price set forth in the Purchase Agreement to consist of (i) cash consideration of approximately $17,250,000, subject to certain prospective working capital adjustments (the “Cash Consideration”), approximately $10 million cash provided by Lateral and $7 million provided by certain of the sellers, (ii) 26,738,445 shares of FTE Networks’ common stock (the “FTE Shares”), (iii) convertible promissory notes in the aggregate principal amount of $12,500,000 to certain stockholders of Benchmark (the “Series A Notes”, which mature on April 20, 2019), (iv) promissory notes in the aggregate principal amount of $30,000,000 to certain stockholders of Benchmark (the “Series B Notes”, which mature on April 20, 2020) and (v) promissory notes in the aggregate principal amount of $7,500,000 to certain stockholders of Benchmark (the “Series C Notes”, which mature on October 20, 2018, and together with the Series A Notes and the Series B Notes, the “Notes”) in the Amended Purchase Agreement. Additionally, Lateral amended its existing credit facility to provide for the approximate $10 million cash and to restructure the existing debt, which now has a maturity date of March 30, 2019. The $75 million acquisition will enable FTE to deliver integrated network services, cutting-edge technology, and construction management services on the largest and most complex projects, from conception to completion. Benchmark intends to immediately begin to aggressively roll-out FTE’s “compute to the edge” technology in New York City and the surrounding region. This leading edge technology, called CrossLayer, allows building owners to provide exceptional broadband access at significant savings to both landlords and tenants, while creating revenue generating opportunities for landlords and recurring revenue platforms for FTE. The transaction will allow FTE and Benchmark to begin offering services to each other’s clients and expanding their offerings nationally.

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

Due to the short-term nature of our construction contracts, revenue is recognized once 100% of a contract segment is completed. A contract may have many segments, of which, once a segment is completed; the revenue for the segment is recognized and no further obligation exists. The Network’s construction contracts or segments of contracts typically can range from several days to two to four months. Contract costs may be billed as incurred. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs. Selling, general and administrative costs are charged to expense as incurred. We begin recognizing revenue on a project as project costs are incurred and revenue recognition criteria are met.

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

The Company’s financial instruments consist of accounts receivable, other current assets, accounts payable, accrued expenses, and notes payable. The recorded values of accounts receivable, other current assets, accounts payable, and accrued expenses approximate fair values due to the short maturities of such instruments. Recorded values for notes payable and related liabilities approximate fair values, since their amortization of deferred financing cost stated or imputed interest rates are commensurate with prevailing market rates for similar obligations.

Segment Reporting

We operate in the telecommunications infrastructure services industry and, effective May 8, 2014, entered the staffing industry. The following table summarizes financial information regarding our business segments during the year ended September 30, 2015, the transitional three months ended December 31, 2015 and the fiscal year ended December 31, 2016.

	For the Year Ended September 30, 2015
	Telecommunications	Staffing	Consolidated

Revenues, net of discounts	$8,722,147	$5,666,535	$14,388,682
Income (Loss) from Operations	$(1,657,238)	$50,417	$(1,606,821)
Depreciation and Amortization	$108,324	$-	$108,324
Interest Expense	$1,281,445	$26,631	$1,308,076

	For the Transitional Three Months Ended December 31, 2015
	Telecommunications	Staffing	Consolidated

Revenues, net of discounts	$1,185,670	1,885,135	3,070,805
Income (Loss) from Operations	$(2,483,328)	186,842	(2,296,486)
Depreciation and Amortization	$169,574	-	169,574
Interest Expense	$431,153	4,310	435,463

	For the Year Ended December 31, 2016
	Telecommunications	Staffing	Consolidated

Revenues, net of discounts	$12,161,022	108,057	12,269,079
Income (Loss) from Operations	$(2,459,910)	58,389	(2,401,521)
Depreciation and Amortization	$1,241,231	-	1,241,231
Interest Expense	$2,251,151	21,122	2,272,273

Discussion of Operating Results, Years Ended December 31, 2016 and September 30, 2015 and the Three Months Ended December 31, 2015

Overview

We reported a consolidated net loss attributable to common shareholders of $6,313,995 for the year ended December 31, 2016, as compared to net loss attributable to common shareholders of $3,634,475 for the year ended September 30, 2015, reflecting an increase in net loss of $2,679,520. This increase in net loss was attributable to an increase in interest expense, amortization expense, the loss on the warrant valuation, non recurring transaction fee, and non recurring acquisition costs related to Benchmark, which was partially offset by a non recurring gain on a legal settlement.

Revenues and Gross Profit

We had overall revenues of $12,269,079 for the year ended December 31, 2016, as compared to revenues of $14,388,682 for the year ended September 30, 2015, resulting in a decrease of $2,119,603, or 15%. Our gross profit for the year ended December 31, 2016 and September 30, 2015 was $3,420,825 and $3,316,602, respectively, representing an increase of $104,223 or 3%. This increase is directly attributable to the shift in revenue mix and the Company’s restructuring of recognition factors as a result of the acquisition. For the year ended December 31, 2016, we recognized $12,161,022 in telecommunications revenue as compared to $8,722,147 for the year ended September 30, 2015, an increase of $3,438,875 or 39%. Conversely, as management made a business decision to drastically reduce staffing revenue to increase margin and utilize capital towards growing telecommunications revenue, staffing revenue decreased $5,558,478 or 98%, to $108,057 from $5,666,535 for the years ended December 31, 2016 and September 30, 2015, respectively. This revenue shift allowed gross margins to increase 27% for the year ended December 31, 2016, from 23% for the year ended September 30, 2015, with the same increase in gross margin when comparing the year ended December 31, 2016 to the three months ended December 31, 2015. As of December 31, 2016, our current telecommunications backlog stood at $45.5 million, compared to $26.3 million as of December 31, 2015.

Operating Expenses

We reported operating expenses of $5,822,346 and $4,923,423 for the years ended December 31, 2016 and September 30, 2015, respectively, reflecting an increase of $898,923 or 18%. The increase in operating expenses was primarily due to non recurring acquisition costs related to the Benchmark transaction of $483,533, and an increase in depreciation expense of $407,742, $516,066 for the year ended December 31, 2016 as compared to $108,324 for the year ended September 30, 2015. Additionally, occupancy costs increased $543,601, from $744,766 for the year ended December 31, 2016 as compared to $201,165 for the year ended September 30, 2015. The primary increase in occupancy expense was the relocation of the Naples corporate office in December 2015 to a larger office space. These increases were partially offset by a one time legal accrual reserve reversal of $1,335,771 as a result of a legal settlement. Our headcount for December 31, 2016 was 134 full time and one part time employee. The Company believes that it may hire up to four support staff to support the Benchmark acquisition, and will add one more management level sales professional to its sales staff, dependent upon financial and budgetary limits, which would bring our headcount up to 139 full time employees and one part time employee. The new employees will all be located at the Corporate Office in Naples, FL.

Operating Loss

The operating loss increased by 794,700 or 49%, from a loss of $1,606,821 for the year ended September 30, 2015 to a loss of $2,401,521 for the year ended December 31, 2016. The change in operating loss is principally related to the shift in revenue mix and gross margins as described above and the changes in operating expenses.

Other (Expense) Income

Other expense was $3,832,913 for the year ended December 31, 2016, as compared to other expense of $1,948,093 for the year ended September 30, 2015. The unfavorable variance is partly due to an increase of $725,165 in amortization expense of the original issue discount on our senior note, from $0 for the year ended September 30, 2015 to $725,166 for the year ended December 31, 2016. Interest expense increased $964,197 from $1,308,076 for the year ended September 30, 2015 to $2,272,273 for the year ended December 31, 2016. The increase in amortization expense and interest expense is primarily due to the new senior credit facility. Additionally, the loss of the fair value on warrants increased $64,800, from $0 for the year ended September 30, 2015, $0 for the transitional three months ended December 31, 2015, to $64,800 for the year ended December 31, 2016

Discussion of Operating Results for the Three Months ended December 31, 2015 (audited) and December 31, 2014 (unaudited)

Overview

We reported consolidated net income attributable to common shareholders of $526,280 and $199,764 during the three months ended December 31, 2015 and 2014, respectively, reflecting an increase in net income of $326,516, primarily resulting from a gain in the extinguishment of our senior debt and related accrued interest.

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

Operating Income

Operating income decreased by $2,771,340, from income of $474,854 for the three months ended December 31, 2014 to a loss of $2,296,486 for the three months ended December 31, 2015. This was attributable to the increase in cost of revenues attributable to one project, combined with the shift in business to our staffing segment, which generates lower margins, and our increases in compensation and selling, general, and administrative expenses as described above.

Liquidity and Capital Resources

Overview

As of December 31, 2016, the Company had an accumulated deficit of approximately $19.1 million and a working capital deficit of approximately $3.4 million, which includes approximately $2.2 million of liabilities for unpaid payroll taxes and the related penalties and interest. In addition, during the year ended December 31, 2016, investing activities provided approximately $2.2 million of cash, primarily from the restricted cash account, and cash provided from financing activities was $10.6 million. As a result, the Company needed to regularly monitor its liquidity situation.

On October 28, 2015, we entered into an $8 million senior secured credit facility of which (a) $1.8 million was utilized to extinguish $3.5 million of senior secured debt and $1.8 million of related accrued interest; and (b) $3.0 million was deposited into a restricted Company bank account which requires the credit provider’s approval to utilize. Management’s plans are to continue to raise additional funds through the sales of debt or equity securities, until such time that operations generate sufficient cash to sustain operations.

On April 20, 2017, in conjunction with the acquisition of Benchmark Builders Inc, Lateral amended its existing credit facility to provide for approximately $10.1 million towards the cash purchase price, refinancing this new advance with the existing debt, extending the maturity date of the facility to March 31, 2019. Additionally, the Company, in conjunction with the Benchmark acquisition, took on approximately $50 million dollars of debt, $12,500,000 which matures on April 20, 2019, $30,000,000 which matures on April 20, 2020, and $7,500,000 which matures on October 20, 2018. With Benchmark’s 2016 annual revenues of $386 million with adjusted EBITDA of $40.4 million and a backlog as of December 31, 2016 of $259 million, combined with the Company’s backlog as of December 31, 2016 of $45.5 million, the Company believes that it has the ability to support this additional debt and fund all current operations. If needed, there is no assurance that additional financing will be available or that management will be able to obtain and close financing on terms acceptable to the Company, enter into an acceptable installment plan with the IRS, which is scheduled to be presented in the third quarter of 2017, or whether the Company will become profitable and generate positive operating cash flow

There is no assurance that additional financing will be available when needed or that management will be able to obtain and close financing on terms acceptable to the Company, enter into an acceptable installment plan with the IRS, which the Company anticipates proposing in the second quarter of 2017, or whether the Company will become more profitable and generate sufficient positive operating cash flow. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Accounts Receivable Considerations

Accounts receivable billed to customers for construction contracts are generally billed based upon the terms of a master services agreement or similar agreement (the “MSA”), which allows the customer to award a large construction contract, which can span a period of several years, in segments (or subprojects), with each segment representing a portion of the project that can be started and completed within several weeks or less. The Company is able to recognize revenue upon the completion of each subsection, subject to client approval.

During 2016, the average collection period for our accounts receivable decreased, as we shortened payments terms on two customers by entering into Supplier Finance Programs sponsored by customers whereby all approved invoices are paid within three days, with a 1% discount fee netted out of the invoice proceeds. Our allowance for uncollectible receivables is management’s best estimate of uncollectible amounts; further, the allowance for uncollectible receivables at September 30, 2015, December 31, 2015, and December 31, 2016 were established with the benefit of hindsight and a retrospective review by management after the first quarter of the following year, and uncollectible accounts which would have previously been reserved for were written off.

Lateral Redemption Rights Agreement Considerations

In connection with the Lateral credit agreement, the Company issued 555,344 shares of preferred stock to Lateral, 163,441 designated as Series D preferred stock and 391,903 designated as Series F preferred stock. Upon the approval of the reverse split of common stock May 26, 2016, these preferred shares mandatorily converted to 11,106,880 shares of common stock, based upon their 1 for 20 conversion rate. The Company and Lateral also entered into a Registration Rights agreement in connection with the issuance of these shares, pursuant to which the Company must file a registration statement with the SEC, with respect to the shares. In addition, the Company and Lateral entered into a Redemption Rights Agreement whereby Lateral may request redemption of some or all of its shares at any time after October 28, 2017, subject to the Company (a) meeting certain minimum capitalization and EBITDA requirements; and (b) being able to continue as a going concern on a post-redemption basis. The redemption price per share is variable and equals 10 (ten) times the last twelve months EBITDA, multiplied by the Lateral fully-diluted ownership percentage and then divided by the Lateral shares outstanding. In addition, Lateral was granted anti-dilution rights which permit it to receive additional equity securities to maintain its fully-diluted ownership interest to the extent that the Company issues equity securities to third parties, up to a maximum of $5,000,000. Furthermore, so long as Lateral maintains a fully-diluted ownership interest of 10% or more, the Company may not without Lateral’s consent (a) enter into new indebtedness exceeding $400,000; (b) undertake a Major Transaction Event (as defined); or (c) terminate or replace its Chief Executive Officer.

Cash Flows for the Years Ended December 31, 2016 and September 30, 2015

Cash Used by Operating Activities

Net cash used in operating activities was $11,580,423 during the year ended December 31, 2016, $1,437,803 for the three months ended December 31, 2015, and $64,392 during the year ended September 30, 2015. For the year ended December 31, 2016, cash used by operating activities was primarily attributable to the net loss for the period, and an increase in accounts receivable and other assets of $6.4 million, partially offset by an increase in accounts payable of $1,809,093. For the three months ended December 31, 2015, the cash used by operating activities was primarily attributable to the net loss for the period and a decrease in accounts receivable of $231,035 which was offset by an increase in accounts payable of $1,076,170. For the year ended September 30, 2015, cash used in operating activities was primarily attributable to the net loss for the period and a decrease in accounts receivable of $279,844, offset by an increase in accounts payable of $3,602,899.

Cash Provided/Used by Investing Activities

Cash provided by investing during the year ended December 31, 2016, was $2,155,045, primarily derived from the restricted cash account. Comparatively, cash used in investing activities was $3,097,584 for the three months ended December 31, 2015 related to purchases of property and equipment and the restricted cash account. For the year ended September 30, 2015 cash used in investing activities was $125,573, primarily related to purchases of property and equipment.

Cash Provided by Financing Activities

Cash provided by financing activities was $10,631,857 during the year ended December 31, 2016, as compared to cash provided by financing activities of $4,532,780 for the three months ended December 31, 2015 and $396,451 during the year ended September 30, 2015. During the year ended December 31, 2016, we received cash proceeds of $2,628,000 from the sale of our common stock from an equity raise, $875,000 from the collection of subscriptions receivable, and $8,281,271 from the issuance of notes payable, partially offset by note payments and the payment of deferred financing costs. During the three months ended December 31, 2015, cash provided by financing was $4,532,780, primarily a result of $8,000,000 from the new senior note, partially offset by $2,194,376 payments on notes payable, and $874,516 payment of deferred financing costs. During the year ended September 30, 2015, cash provided by financing was $396,451, comprised of $660,000 of proceeds on the repayment of our subscription receivable, $430,683 of cash proceeds from the sale of preferred stock and $183,538 of cash advances received from related parties.

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

In connection with the preparation of this Annual Report, management, with the participation of our Principal Executive and Financial Officers, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officers concluded that, as of December 31, 2016, our disclosure controls and procedures were not effective.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. The framework used by management in making that assessment was the criteria set forth in the document entitled “2013 Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2016 and that material weaknesses in ICFR existed as more fully described below.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of December 31, 2016 our internal controls over financial reporting were not effective at the reasonable assurance level:

As of December 31, 2016, management has not completed an effective assessment of the Company’s internal controls over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management has concluded that, during the period covered by this report, our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weaknesses set forth below in our internal control over financial reporting.

1.	We lack the necessary corporate accounting resources to maintain adequate segregation of duties.

2.	We did not perform an effective risk assessment or monitor internal controls over financial reporting.

3.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ended December 31, 2016. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

4.	We lack the appropriate resources to ensure all required reports are timely filed.

During 2016, the Company made progress to remedy these weaknesses through the hiring of a VP of Finance and as of April 10, 2017, has hired a financial controller. The Company is continuing to further remediate these weaknesses as resources permit.

We have taken steps to remediate the weakness described above by creating and implementing certain internal control process in both the operations and financial area. Management will continue to adopt financial procedures and controls via internal policies and ensure employees abide by these policies as they apply to financial reporting.

Notwithstanding the assessment that our ICFR was not effective and that there are material weaknesses as identified herein, we believe that our consolidated financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

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

Changes in Internal Control over Financial Reporting

During the fiscal year ended December 31, 2016, there were no changes, except as highlighted above, in our internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. Other Information.

None.

PART III

ITEM 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance.

The following table sets forth information regarding the members of our Board and our executive officers.

Name	Age	Position
Michael Palleschi	41	Chief Executive Officer and Chairman of the Board
David Lethem	58	Chief Financial Officer
Lynn Martin	48	Chief Operating Officer

Set forth below is a biographical description of each of our directors and senior executive officers based on information supplied by each of them. There are no family relationships between any of our directors or executive officers.

Michael Palleschi, Chief Executive Officer; Chairman of the Board of Directors

Mr. Michael Palleschi currently serves as the Chief Executive Officer and Chairman of the Board of Directors of FTE Networks since being appointed in January 2014. Mr. Palleschi has over 16 years of experience in the telecom industry and in his current position as CEO, he is taking a hands-on approach of overseeing day-to-day operation for all core business structures. Responsibilities include supervising the managerial team, ensuring project efficiency from on-boarding to completion, maintaining corporate communication, new business development, office advancement, vendor and client relations, corporate compliance continuance, procurement and contracts, and operations budget management.

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

Mr. Palleschi joined FTE Networks in October 2010 where he served as COO of Focus Venture Partners, which featured investments in growing telecom companies including Focus Fiber Solutions, Jus-Com and Townsend Careers. Prior to Focus Venture Partners, from June 2007 until 2010, he was the Director of Infrastructure Services for South Florida facilities based Telecommunications Company start up. From 2000 to 2007, he held several Senior Management roles at Level 3 Communications in New York and Georgia. Mr. Palleschi has also held several Sr. Management/Executive roles at major telecommunications companies such as Qwest Communications and MCI. Mr. Palleschi holds multiple degrees in both Engineering and Business Management. Mr. Palleschi also holds several professional and technical certifications.

Lynn Martin, Chief Operating Officer

Lynn Martin was named Chief Operating Officer effective September 27, 2016. As COO, Mr. Martin will be responsible for the prioritization and alignment of company initiatives overseeing, developing, and setting the strategic direction for the day-to-day operations of FTE Networks and ensuring operational excellence across the company. Prior to joining FTE, Mr. Martin was head of the communications, software, and technology division of Nexius where he was responsible for growing the business by delivering end-to-end network solutions for emerging technologies, such as Open Source/NFV/SDN and infrastructure services that provided relevant value to customers and helped them to optimize their businesses. In addition to leading the software and technology teams, he created several new business offerings in Engineering, Fiber and Open Source development where he joined efforts with Open Compute Project and Telecom Infra Project communities both founded by Facebook to provide new network architectures and solutions with greater simplicity and efficiency. Before Nexius, Martin served as Executive Director of Telcordia Technologies, where he ran the company’s next generation software product line, was a senior strategist in Accenture’s Network Practice, and spent over a decade at Level 3 Communications at VP of Operational Integration and Process Management.

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

Board and Board Committees

Our business, property and affairs are managed by or under the direction of the Board of Directors (the “Board”). There are currently five members of the Board: Michael Palleschi (Chairman), Brad Mitchell, Luisa Ingargiola, Chris Ferguson, and Pat O’Hare. All board members except Mr. Palleschi qualify as independent directors.

The Board has formed the following committees: audit and compensation. The Board has adopted charters for both committees. The Audit Committee is comprised of Luisa Ingargiola (Chairperson) and Patrick O’Hare. The Board has determined that Ms. Ingargiola qualifies as a financial expert. The Compensation Committee is comprised of Chris Ferguson (Chairman) and Luisa Ingargiola.

Code of Ethics

We have adopted a code of ethics to that applies to all Company employees.

Securities Trading Policy

The Board of Directors adopted a Securities Trading Policy that applies to all Company employees.

Indemnification of Directors and Officers

Our directors and executive officers are indemnified as provided by the Nevada law and our Bylaws. These provisions state that our directors may cause us to indemnify a director or former director against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, and reasonably incurred by him as a result of him acting as a director. The indemnification of costs can include an amount paid to settle an action or satisfy a judgment. Such indemnification is at the discretion of our board of directors and is subject to the Securities and Exchange Commission’s policy regarding indemnification.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires that reports of beneficial ownership of common stock and changes in such ownership be filed with the Securities and Exchange Commission by Section 16 “reporting persons,” including directors, certain officers, holders of more than 10% of the outstanding common stock and certain trusts of which reporting persons are trustees. We are required to disclose in this Annual Report each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2016. To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 filed with the Securities and Exchange Commission and written representations that no other reports were required, during the fiscal year ended December 31, 2016, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them, except one Form 5 by Michael Palleschi, Chief Executive Officer, one Form 5 by David Lethem, Chief Financial Officer, and one Form 3 by Lynn Martin, Chief Operating Officer. Also, three Form 13-G’s to be filed by TLP Investments LLC, TBK Investments LLC, and 5G Investments LLC. The information for these Forms has been compiled and will be filed.

ITEM 11. Executive Compensation

Summary Compensation Table

The following table sets for information regarding compensation earned by our named executive officers:

Name and Principal		Salary	Bonus	Stock Awards	Stock Options	Non-equity Incentive Plan Compensation	Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total
Position	Year	$	$	$	$	$	$	$	$
Michael Palleschi,	2016	288,010	-	-	-	-	-	-	288,010
Chief Executive Officer	2015	249,864	-	-	-	-	-	-	249,864

David Lethem,	2016	118,846	-	-	-	-	-	-	118,846
Chief Financial Officer	2015	120,000	-	-	-	-	-	-	120,000

Lynn Martin,	2016	152,885	-	-	-	-	-	-	152,885
Chief Operating Officer (4)	2015	-	-	-	-	-	-	-	-

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2016, we did not have any equity incentive plan awards outstanding.

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

On June 2, 2014, the Company entered into an employment agreement with David Lethem to serve as our Chief Financial Officer in consideration of a salary of $120,000 per year. The employment agreement ends on June 2, 2017.

Effective September 27, 2016, the Company entered into an employment agreement with Lynn Martin to serve as the Company’s Chief Operating Officer in consideration of a salary of $250,000 per year The employment agreement commenced on September 27, 2016 and ends on September 27, 2019.

Grants of Plan Based Awards

We did not make any plan based equity or non-equity awards grants to named executives during the year ended September 30, 2015, three months ended December 31, 2015, and the year ended December 31, 2016.

Option Exercises

There were no options exercised by our named officers during the years ended September 30, 2015, three months ended December 31, 2015 and the year ended December 31, 2016. As of December 31, 2016, the Company did not have a stock option plan.

Compensation of Directors

Below is the compensation table for the four independent board members. The Company does not provide additional compensation for non-independent directors.

Independent Director Name	Board Fee	Stock Compensation
Luisa Ingargiola	$5,000	$0
Patrick O’Hare	$0	$0
Brad Mitchel	$0	$0
Chris Ferguson	$17,000	$0

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of March 20, 2017, certain information concerning beneficial ownership of shares of our common stock with respect to (i) each person known to us to own 5% or more of the outstanding shares of our common stock, (ii) each director of our company, (iii) the executive officers of our company, and (iv) all directors and officers of our company as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock that are currently exercisable or exercisable within 60 days hereof are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

	Common Stock Beneficially Owned (1)		Voting Rights (2)
Name of Beneficial Owner	Shares	%	Shares	%
Directors and Officers
Michael Palleschi, CEO; Chairman of the Board	6,950,580	7.8%	6,950,580	7.65%
David Lethem, Chief Financial Officer	1,937,640	2.2%	1,937,640	2.13%
Lynn Martin, Chief Operating Officer	1,560,280	1.8%	1,560,280	1.72%
Luisa Ingargiola, Director	50,000	0.05%	50,000	0.05%
Patrick O’Hare, Director	50,000	0.05%	50,000	0.05%
Brad Mitchell, Director	60,000	0.07%	60,000	0.07%
Chris Ferguson, Director	50,000	0.05%	50,000	0.05%
All Officers as a group (7 persons)	10,658,500	12.0%	10,658,500	11.7%

5% Shareholders
5G Investments, LLC(3)	24,345,400	27.3%	24,345,400	26.8%
TBK 327 Partners, LLC (4)	6,692,260	7.5%	6,692,260	7.3%
TLP Investments, LLC (5)	8,908,900	10.0%	8,908,900	9.8%
Lateral Investment Management	11,106,880	12.5%	11,106,880	12.2%

* Less than 1%.

(1)	Based on 89,126,752 shares of our common stock outstanding on December 31, 2016

(2)	Based on 89,126,752 of our common stock outstanding on December 31, 2016, the voting rights associated with the 500 Series A Preferred shares and 295 Preferred Series A-1 shares.,

(3)	The control person of 5G Investments, LLC is Hugh Regan, the president of 5G Management, LLC, who is the holder of 800 shares of our common stock.

(4)	The control person of TBK 327 Partners, LLC is Christopher Ferguson. The address of record for Mr. Ferguson is 1758 Red Hawk Way, Bethlehem, PA 18018.

(5)	The control person of TLP Investments, LLC is Amber Marshall. The address of record for Ms. Marshall is 1454 Palma Blanca Ct, Naples, FL 34109.

(6)	Lateral Investment Management is the Company’s Secured Senior Lender.

ITEM 13. Certain Relationships and Related Transactions and Director Independence.

The following is a description of transactions during the year ended December 31, 2016 in which the transaction involved a material dollar amount and in which any of our directors, executive officers or holders of more than 5% of our common stock had or will have a direct or indirect material interest, other than compensation which is described under “Executive Compensation.” Management believes the terms obtained or consideration that was paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arms’ length transactions:

Through December 31, 2016, the Chief Executive Officer (CEO) provided cash advances witnessed by an interest bearing note, and from time to time, advances for the Company’s behalf on credit cards the CEO is personally liable for, aggregating $503,856. These advances totaled $245,764 as of December 31, 2015, and $204,359 as of September 30, 2015. Additionally, the Company entered into several secured equipment financing arrangements with total obligations of approximately $298,000 as of December 31, 2016 that required the guaranty of a Company officer, which was provided by the CEO.

The Chief Financial Officer personally guaranteed several secured equipment financing arrangements with total obligations of approximately $320,525 as of December 31, 2016. Additionally, the Chief Financial Officer provided a personal credit card account for the purchase of goods and services by FTE. While the credit card balances are reflected in the Company’s books and records, the CFO is personally liable for the payment of the entire amount of the open credit obligation, which was $57,525 as of December 31, 2016.

Director Independence

Our Board of Directors has undertaken a review of its composition and the independence of each director. Based on the review of each director’s background, employment and affiliations, including family relationships, the Board of Directors has determined that Mr. O’Hare, Mr. Ferguson, Mr. Mitchell, and Ms. Ingargiola qualify as “independent directors” under the rules and regulations of the SEC. In making this determination, our Board of Directors considered the current and prior relationships that each non-employee director has with the Company and all other facts and circumstances our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock. Mr. Palleschi, Chairman of the Board of Directors, is not deemed independent as a result of his service as our Chief Executive Officer.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our Company during the last two fiscal years is or has been indebted to our Company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

ITEM 14. Principal Accountant Fees and Services.

Fee Category	Fiscal 2016 Fees	Transitional Three Months Ended December 31, 2015 Fees	Fiscal 2015 Fees
Audit Fees (1)	$198,424	$90,314	$159,542
Audit Related Fees (2)	-	-	163,339
Tax Fees	-	-	-
All Other Fees	-	-	-
	$198,424	$90,314	$322,881

(1)	Audit Fees consist of fees billed and expected to be billed for services rendered for the audit of our consolidated financial statements for the fiscal years ended December 31, 2016 and September 30, 2015, and the transitional three months ended December 31, 2015.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit of our financial statements and are not reported under “Audit Fees.”

Audit Committee Pre-Approval Policies and Procedures

All audit and non-audit services performed by the independent accountants have been pre-approved by the Audit Committee to assure that such services do not impair the auditors’ independence from us.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

(a)	No financial statement schedules are provided because the information called for is not required or is shown either in the financial statements or notes thereto.

(b)	The following exhibits are provided as required by Item 601 of Regulation S-K (§229.601 of this chapter):

Exhibit Number	Description

2.3	Agreement and Plan of Merger dated June 19, 2013 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed June 25, 2013).
3.2	Certificate of Designation of the Series B Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed August 19, 2008).
3.4	Certificate of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2011 filed on May 16, 2011).
3.5	Amendment No. 1 to the Certificate of Designation of the Series C Preferred Stock (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the period ended March 31, 2011 filed on May 16, 2011).
3.6	Articles of Merger (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed June 25, 2013).
3.7	Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed June 25, 2013).
3.8	Certificate of Designation of the Series D Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Form 8-K filed June 25, 2013).
3.9	Certificate of Designation of the Series E Preferred Stock (incorporated by reference to Exhibit 3.4 to the Company’s Form 8-K filed June 25, 2013).
3.10	Articles of Merger (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed March 19, 2014).
3.11	Certificate of Designation of the Series F Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed November 3, 2015).
4.5	Form of warrant to purchase common stock granted in connection with the offering of Series A and Series A-1 Preferred Stock, as amended and recirculated July 30, 2008 (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed January 13, 2009; Company File # 000-31355).
4.6	Form of warrant to purchase common stock granted to the placement agent retained in connection with the offering of Series A and Series A-1 Preferred Stock (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 28, 2007; Company File # 000-31355).
4.7	Form of warrant to purchase common stock granted to affiliates of placement agent retained in connection with the offering of Series A and Series A-1 Preferred Stock (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 28, 2007; Company File # 000-31355).
4.8	Form of warrant to purchase common stock granted in connection with the offering of Series B Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed August 19, 2008; Company File # 000-31355).
4.9	Form of warrant to purchase common stock granted in connection with the July 2008 offering of Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed August 19, 2008; Company File # 000-31355).
4.10	Form of warrant to purchase common stock issued to J. Sherman Henderson and Robert A. Clarkson on July 10, 2008 (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed August 19, 2008; Company File # 000-31355).
4.11	Form of the Convertible Promissory Notes, dated January 22, 2009, made and issued by the Company to various investors, in the aggregate principal amount of $500,000 (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed February 23, 2009; Company File # 000-31355).
4.12	Form of the Warrants, dated January 22, 2009, made and issued by the Company to various investors (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed February 23, 2009; Company File # 000-31355).

4.13	Form of warrant to purchase common stock granted to the investors in connection with the June 2009 offering of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed August 12, 2009; Company File # 000-31355).
4.14	Form of warrant to purchase common stock granted to the investors in connection with the September 2009 Private Placement (incorporated by reference to Exhibit 4.14 to the Company’s Annual Report on Form 10-K filed December 29, 2009; Company File # 000-31355).
4.15	Promissory Note made by the Company to TLP Investments, dated December 31, 2013 (incorporated by reference to Exhibit 4.15 to the Company’s report on Form 10/A, Amendment 2, filed on June 30, 2015).
4.16	Promissory Note made by the Company to TBK 327 Partners, LLC dated January 23, 2014(incorporated by reference to Exhibit 4.16 to the Company’s report on Form 10/A, Amendment 2, filed on June 30, 2015).
4.17	Promissory Note made by the Company to TBK 327 Partners, LLC, dated May 16, 2014 (incorporated by reference to Exhibit 4.17 to the Company’s report on Form 10/A, Amendment 2, filed on June 30, 2015).
4.18	Promissory Note made by the Company to TLP Investments, dated May 16, 2014 (incorporated by reference to Exhibit 4.18 to the Company’s report on Form 10/A, Amendment 2, filed on June 30, 2015).
10.1	Employment Agreement between the Company and Theresa Carlise, dated February 1, 2013, as amended by Amendment No. 1 to Employment Agreement, dated March 1, 2014 and Amendment No. 2 to Employment Agreement, dated May 14, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10/A, Amendment 2, filed on June 30, 2015).
10.2	Securities Purchase Agreement dated June 19, 2013, by and between Focus Venture Partners, Inc. and 5G Investments, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed June 25, 2013).
10.3	Assignment and Consent to Assignment Agreement by and among Focus Venture Partners, Inc., Beacon Enterprise Solutions Group, Inc. and 5G Investments, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 25, 2013).
10.4	Amended and Restated Guarantee and Collateral Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed June 25, 2013).
10.6	Pledge and Escrow Agreement dated June 19, 2013, by and among Focus Ventures Partner, Inc., Beacon Enterprise Solutions Group, Inc. and the shareholders of Focus Ventures Partners, Inc.(incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed June 25, 2013).
10.7	Employment Agreement between the Company and John Wood, dated October 14, 2013 (incorporated by reference to Exhibit 10.7 to the Company’s report on Form 10/A, Amendment 2, filed on June 30, 2015).
10.8	Factoring Agreement, dated May 12, 2014 by and between Focus Fiber Solutions, LLC and Amerifactors Financial Group, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 16, 2014).
10.9	Factoring Agreement, dated May 12, 2014 by and between JusCom, Inc. and Amerifactors Financial Group, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 16, 2014).
10.10	Employment Agreement between the Company and David Lethem dated June 2, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 3, 2014).
10.11	Board Appointment Letter Agreement by and between the Company and John Klumpp dated June 2, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 5, 2014). **
10.12	Employment Agreement between the Company and Michael Palleschi dated June 13, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10/A, Amendment 2, filed on June 30, 2015).
10.13	Offer of Settlement by and between the SEC and the Company dated September 8, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 11, 2014).
10.14	Credit Agreement by and among JUS-COM, Inc. Credit Parties, date October 28, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 3, 2015).
10.15	Form of Initial Term Loan dated November 3, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 3, 2015).
10.16	Guaranty and Security Agreement dated October 28, 2015 among JUS-COM, Inc., FTE Networks, Inc, and Grantors (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on November 3, 2015).
10.17	Registration Rights Agreement dated October 28, 2015 by and between FTE Networks, Inc, Lateral Juscom Feeder, LLC and Lateral FTE Feeder LLC (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on November 3, 2015).
10.18	Redemption Rights Agreement dated October 28, 2015 by and between FTE Networks, Inc, Lateral Juscom Feeder, LLC and Lateral FTE Feeder LLC (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on November 3, 2015).

10.19	Voting and Cooperation Agreement dated October 28, 2015 among Lateral Juscom Feeder, LLC, Lateral FTE Feeder LLC and the stockholders of FTE Networks, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on November 3, 2015).
10.20	Supporting documents and Credit Agreement dated April 20, 2017 for the acquisition of Benchmark Builders Inc between the Company, Benchmark Builders Incorporated, and Lateral Investment Management Services, LLC(incorporated by reference to the Company’s 8-K filed on April 24, 2017.
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed January 13, 2009; Company File # 000-31355).
14.2	Stock Purchase Agreement dated March 9, 2017 between FTE Networks Inc. and Benchmark Builders Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 9, 2017)
14.3	Securities Trading Policy adopted by the Board of Directors April 14, 2017
21	Subsidiaries of the Registrant.*
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
32.2	Certification of the Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

* Filed herewith

** Denotes compensatory plan or management contract

*** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FTE NETWORKS, INC.

Date: May 11. 2017	By:	/s/ Michael Palleschi
Michael Palleschi
Principal Executive Officer

Date: May 11. 2017	By:	/s/ David Lethem
David Lethem
Principal Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: May 11. 2017	By:	/s/ Michael Palleschi
Michael Palleschi
Chief Executive Officer (principal executive officer)
Chairman of the Board and Directors

Date: May 11. 2017	By:	/s/ David Lethem
David Lethem
Chief Financial Officer (principal financial officer)

Date: May 11. 2017	By:	/s/ Luisa Ingargiola
Luisa Ingargiola
Director

Date: May 11. 2017	By:	/s/ Chris Ferguson
Chris Ferguson
Director

Date: May 11. 2017	By:	/s/ Brad Mitchell
Brad Mitchell
Director

Date: May 11. 2017	By:	/s/ Patrick O’Hare
Patrick O’Hare
Director

FTE NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

TABLE OF CONTENTS

FOR THE YEAR ENDED DECEMBER 31, 2016, TRANSITIONAL THREE MONTHS ENDED DECEMBER 31, 2015, AND YEAR ENDED SEPTEMBER 30, 2015

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2016, December 31, 2015, and September 30, 2015	F-3

Consolidated Statements of Operations for the Year Ended December 31, 2016, Transitional Three Months ended December 31, 2015, and Year Ended September 30, 2015	F-4

Consolidated Statements of Changes in Stockholders’ Deficiency for the Year Ended December 31, 2016, Transitional Three Months ended December 31, 2015, and Year Ended September 30, 2015	F-5

Consolidated Statements of Cash Flows for the Year Ended December 31, 2016, Transitional Three Months ended December 31, 2015, and Year Ended September 30, 2015	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of FTE Networks, Inc.

We have audited the accompanying consolidated balance sheets of FTE Networks, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015 and September 30, 2015 and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the year ended December 31, 2016, the three month transitional period ended December 31, 2015 and the year ended September 30, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FTE Networks, Inc. as of December 31, 2016 and 2015 and September 30, 2015, and the consolidated results of its operations and its cash flows for the year ended December 31, 2016, the three month transitional period ended December 31, 2015 and the year ended September 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

/S/ Marcum LLP
Marcum llp
New York, NY
May 11. 2017

FTE NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As Of
	December 31, 2016	December 31, 2015	September 30, 2015
ASSETS
Current Assets:
Cash	$1,411,612	$205,133	$207,740
Restricted cash	-	3,003,226	-
Accounts receivable, net	7,019,576	1,446,480	1,215,445
Other current assets	2,833,311	2,047,606	2,052,583
Total Current Assets	11,264,499	6,702,445	3,475,768

Property and equipment, net	3,466,519	2,544,497	1,419,040
Total Assets	$14,731,018	$9,246,942	$4,894,808

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$2,357,334	$2,998,240	$2,476,901
Due to related parties	99,860	245,764	183,538
Accrued expenses and other current liabilities	3,202,105	3,578,945	2,965,290
Notes payable, current portion	7,611,335	1,887,120	1,295,271
Factoring lines of credit	-	-	600,554
Notes payable, related parties	791,158	287,301	287,302
Warrant derivative liability	594,000	-	-
Accrued litigation costs	-	1,335,771	1,840,891
Accrued lease termination costs	-	-	113,000
Total Current Liabilities	14,655,792	10,333,141	9,762,747

Notes payable, non-current portion	2,362,262	1,572,063	4,571,402
Senior note payable, non-current portion, net of original issue discount and deferred costs	7,576,440	6,846,110	-
Accrued interest, non-current portion	-	-	1,686,256
Total Liabilities	24,594,494	18,751,314	16,020,405
Temporary Equity:
Series D convertible preferred stock, subject to put provision, stated value $4.00, 2,000,000 designated and 0, 163,441, and 0 shares issued and outstanding at December 31, 2016, December 31, 2015, and September 30, 2015, respectively	-	129,027	-
Series F convertible preferred stock, subject to put provision, stated value $4.00, 2,000,000 designated and 0, 391,903, and 0 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	-	308,353	-
Common stock; $0.001 par value, subject to put provision, 200,000,000 shares authorized and 11,106,880 ,0, and 0 shares issued and outstanding at December 31, 2016, December 31, 2015, and September 30, 2015, respectively	437,380	-	-
Total Temporary Equity	437,380	437,380	-

Commitments and contingencies

Stockholders’ Deficiency:
Preferred stock; $0.01 par value, 5,000,000 shares authorized:
Series A convertible preferred stock, stated value $1,000, 4,500 shares designated and 500 shares issued and outstanding at December 31, 2016, December 31, 2015, and September 30, 2015, respectively (liquidation preference $1,434,689)	5	5	5
Series A-1 convertible preferred stock, stated value $1,000, 1,000 shares designated and 295 shares issued and outstanding at December 31, 2016, December 31, 2015, and September 30, 2015 (liquidation preference $884,753)	3	3	3
Series D convertible preferred stock, stated value $4.00, 2,000,000 designated and 0, 1,830,759, and 1,830,759 shares issued and outstanding at December 31, 2016, December 31, 2015, and September 30, 2015, respectively	-	18,308	18,308
Series F convertible preferred stock, stated value $4.00, 1,980,000 designated and 0, 525,559, and 0 shares issued and outstanding at December 31, 2016, December 31, 2015, and September 30, 2015, respectively	-	5,256	-
Common stock; $0.001 par value, 200,000,000 shares authorized and 78,019,872, 2,319,524, and 2,266,887 shares issued and outstanding at December 31, 2016, December 31, 2015, and September 30, 2015, respectively	78,019	2,319	2,267
Additional paid-in capital	11,500,477	3,053,075	2,565,709
Subscriptions receivable	(2,828,997)	(204,789)	(349,789)
Accumulated deficit	(19,050,363)	(12,815,929)	(13,362,100)
Total Stockholders’ Deficiency	(10,300,856)	(9,941,752)	(11,125,597)
Total Liabilities and Stockholders’ Deficiency	$14,731,018	$9,246,942	$4,894,808

The accompanying notes are an integral part of these consolidated financial statements.

FTE NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2016	Three Months Ended December 31, 2015	Year Ended September 30, 2015

Revenues, net of discounts	$12,269,079	$3,070,805	$14,388,682
Cost of revenues	8,848,254	2,567,858	11,072,080
Gross Profit	3,420,825	502,947	3,316,602

Operating Expenses
Compensation expense, selling, general, and administrative	2,313,433	1,356,288	1,888,126
Selling, general and administrative expenses	1,735,537	1,172,508	2,400,947
Travel expense	319,074	178,140	389,035
Occupancy costs	744,765	92,497	201,165
Transaction expenses	226,004	-	44,150
Acquisition expenses	483,533	-	-
Total Operating Expenses	5,822,346	2,799,433	4,923,423
Operating Loss	(2,401,521)	(2,296,486)	(1,606,821)

Other (Expense) Income
Interest expense	(2,272,273)	(435,463)	(1,308,076)
Amortization of deferred financing costs	(725,165)	(72,877)	-
Debt settlement expense	(421,589)	(80,536)	(538,861)
Forbearance incentive expense	-	-	(101,156)
Stock incentive expense to investors	(35,186)	-	-
Change in warrant fair market valuation	(64,800)	-	-
Extinguishment loss	(313,900)
Gain on extinguishment of debt	-	3,431,533	-
Total Other (Expense) Income	(3,832,913)	2,842,657	(1,948,093)

Net (Loss) Income	(6,234,434)	546,171	(3,554,914)
Preferred stock dividends	(79,561)	(19,891)	(79,561)
Net (Loss) Income attributable to common shareholders	$(6,313,995)	526,280	$(3,634,475)

Loss per Share
Basic	$(0.10)	$0.23	$(1.71)
Diluted	$(0.10)	$0.19	$(1.71)

Weighted average number of common shares outstanding
Basic	64,770,155	2,319,311	2,127,222
Diluted	64,770,155	2,713,474	2,127,222

The accompanying notes are an integral part of these consolidated financial statements.

FTE NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE YEAR ENDED DECEMBER 31, 2016, TRANSITIONAL THREE MONTHS ENDED
DECEMBER 31, 2015, AND FOR THE YEAR ENDED SEPTEMBER 30, 2015

	Series A		Series A-1		Series D		Series F			Common		Paid in	Subscription	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount	Capital	Receivable	Deficit	Equity
09/30/2014 Shares/Amounts	500	$5	295	$3	1,693,981	$16,940	-	$-		1,999,567	$1,999	$968,215	$(660,000)	$(9,807,186)	$(9,480,024)
Preferred Shares Issued to Settle Debt	-	-	-	-	130,832	1,308	-	-		-	-	522,020	-	-	523,328
Preferred Shares Issued for Forbearance	-	-	-	-	12,500	125	-	-		-	-	49,875	-	-	50,000
Common Shares Issued for Forbearance	-	-	-	-	-	-	-	-		255,778	256	50,900	-	-	51,156
Cancellation of Preferred Shares	-	-	-	-	(201,672)	(2,016)	-	-		-	-	2,016	-	-	-
Accumulated Dividends Cancelled for Conversion to Common Stock	-	-	-	-	-	-	-	-		-	-	273,735	-	-	273,735
Collection of Subscription Receivable	-	-	-	-	-	-	-	-		-	-	-	660,000	-	660,000
Preferred Stock Dividends	-	-	-	-	-	-	-	-		-	-	(79,561)	-	-	(79,561)
True Up to Transfer Agent Records	-	-	-	-	-	-	-	-		11,542	12	(12)	-	-	-
Preferred Shares Issued for Cash	-	-	-	-	195,118	1,951	-	-		-	-	778,521	(349,789)	-	430,683
Net Income	-	-	-	-	-	-	-	-		-	-	-	-	(3,554,914)	(3,554,914)
09/30/2015 Shares/Amounts	500	$5	295	$3	1,830,759	$18,308	-	$-		2,266,887	$2,267	2,565,709	$(349,789)	$(13,362,100)	$(11,125,597)
Preferred Series F Issued to Employees		-	-	-	-	-	519,309	5,193		-	-	337,550	-	-	342,743
Preferred Series F Issued for Note Payables		--	-	-	-	-	6,250	63		-	-	24,937	-	-	25,000
Common Shares to Settle Debt		-	-	-	-	-	-			52,637	52	144,770	-	-	144,822
Repayment of Subscription Receivable		-	-	-	-	-	-	-		-	-	-	145,000	-	145,000
Accrued Dividends -Preferred Stock		-	-	-	-	-	-	-		-	-	(19,891)	-	-	(19,891)
Net Loss	-	-	-		-	-	-	-		-	-	-	-	546,171	546,171
12/31/2015 Amounts	500	$5	295	$3	1,830,759	$18,308	525,559	$5,256		2,319,524	$2,319	$3,053,075	$(204,789)	$(12,815,929)	$(9,941,752)
Stock Incentive to Investors	-	-	-	-	-	-	285,664	2,857		-	-	961,737	(929,408)	-	35,185
Common Shares Issued to Employees	-	-	-	-	-	-	-	-		5,029,000	5,029	2,584,751	(2,569,800)	-	19,980
Common Shares to Settle Debt	-	-	-	-	-	-	-	-		3,809,389	3,809	1,794,629	-	-	1,798,438
Common Shares Issued to Consultant	-	-	-	-	-	-	-	-		841,500	842	444,958	-	-	445,800
Common Shares Issued for Equity Raise	-	-	-	-	-	-	-	-		7,594,999	7,595	2,620,405	-	-	2,628,000
Series F adjustment to transfer agent records	-	-	-	-	-	-	48,250	483		-	-	(483)	-	-	0
Series F issued to directors and employees for compensation	-	-	-	-	-		231,041	2,310		-	-	150,177	-	-	152,487
Conversion of Series D to Common Stock	-	-	-	-	(1,830,759)	(18,308)	-	-		36,615,180	36,615	(18,307)	-	-	-
Conversion of Series F to Common Stock	-	-	-	-	-	-	(1,090,514)	(10,90	6)	21,810,280	21,810	(10,904)	-	-	-
Repayment of Subscription Receivable	-	-	-	-	-	-	-	-		-	-	-	875,000	-	875,000
Accrued Dividends -Preferred Stock	-	-	-	-	-	-	-	-		-	-	(79,561)	-	-	(79,561)
Net Loss														(6,234,434)	(6,234,434)
12/31/2016 Amounts	500	$5	295	$3	0	$0	0	$0		78,019,872	$78,019	$11,500,477	$(2,828,997)	$(19,050,363)	$(10,300,856)

[1] Value of shares issued of $780,472, less $430,683 expenses paid from proceeds on behalf of the company by the underwriter.

The accompanying notes are an integral part of these consolidated financial statements.

FTE NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years/Transitional Three Month Ended
	Year Ended December 31, 2016	Three Months Ended December 31, 2015	Year Ended September 30, 2015
Cash flows from operating activities:
Net (loss) income	$(6,234,434)	$546,171	$(3,554,914)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Amortization of deferred financing costs	725,165	72,876	-
Change in warrant valuation	64,800	-	-
Provision for bad debts	29,949	-	409,481
Extinguishment loss	313,900
Forbearance incentive expense	-	-	101,156
Stock based compensation	-	-	473,328
Depreciation	516,066	96,698	108,324
Amortization of original issue discount	218,691	36,448	-
Payment in kind interest-senior debt	329,831	48,682	-
Stock incentive expense to investors	35,186		-
Stock compensation	618,267	342,743	-
Gain on settlement of lease termination costs	-	-	(226,544)
Gain on extinguishment of senior debt	-	(3,431,533)	-
Changes in operating assets and liabilities:
Accounts receivable	(5,603,046)	(231,035)	279,844
Other current assets	(785,705)	4,977	(1,257,966)
Accounts payable and accrued liabilities	(1,809,093)	1,076,170	3,602,899
Net cash used in operating activities	(11,580,423)	(1,437,803)	(64,392)

Cash flows from investing activities:
Purchase of property and equipment	(848,181)	(94,358)	(125,573)
Restricted cash account	3,003,226	(3,003,226)	-
Net cash (used in) provided by investing activities	2,155,045	(3,097,584)	(125,573)

Cash flows from financing activities:
Advances (payments) on factor lines of credit, net	-	(600,554)	(383,682)
Advances from related party	-	-	183,538
Proceeds from issuance of notes payable	8,281,271	8,000,000	-
Payments on notes payable	(569,869)	(2,194,376)	(143,786)
Payments on notes payable - related parties	(145,904)	-	(210,302)
Proceeds from notes payable-related parties	503,857	62,226	-
Proceeds from sale of preferred stock	-	-	430,683
Proceeds from repayment of subscriptions receivable	875,000	140,000	660,000
Proceeds from sale of common stock	2,628,000	-	-
Payment of deferred financing costs	(940,498)	(874,516)	(140,000)
Net cash provided by financing activities	10,631,857	4,532,780	396,451

Net change in cash	1,206,479	(2,607)	206,486
Cash, beginning of period	205,133	207,740	1,254
Cash, end of period	$1,411,612	$205,133	$207,740

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$1,381,933	$264,865	$350,922
Cash paid for income taxes	$-	$-	$-

Noncash investing and financing activities:
Issuance of notes payable for the purchase of fixed assets	$589,907	$1,127,797	$1,314,474
Common stock issued for notes payable	$1,320,453	$-	$-
Common stock issued for accounts payable	$477,985	$-	$-
Issuance of notes to settle litigation	$146,000	$288,000	$200,000
Accrued dividends preferred stock	$79,561	$19,891	$-
Unpaid subscription for preferred shares	$-	$-	$349,789
Cancellation of preferred shares	$-	$-	$202
Preferred shares issued to settle rent obligations	$-	$25,000	$-

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND HISTORY

Overview

FTE Networks, Inc. (“FTE” or the “Company”) is a provider of international and regional telecommunications and technology systems and infrastructure services. FTE also offers managed information technology, telecommunications services, subscriber based services and staffing solutions through the following wholly owned subsidiaries:

●	JusCom, Inc., (dba FTE Network Services) specializes in the design, engineering, installation, and maintenance of all forms of telecommunications infrastructure. Services including engineering consulting, design, installation, maintenance, and emergency response in various categories including cabling, equipment installation and configuration, rack and stack, wiring build-outs, infrastructure build-outs, DC power installation, OSP/ISP fiber placement, fiber cable splicing and testing.

●	FTE Wireless, LLC, offers wireless solutions to major wireless carriers including equipment installation, fiber backhaul, antennae installation and testing, small cell solutions, fiber-to-site and other turnkey solutions as needed by such clients.

●	Focus Venture Partners, Inc. (dba FVP Worx) is a multifaceted employment firm offering full service staffing solutions, specializing in the telecommunications, technology and construction services industries.

FTE Network Services and FTE Wireless, LLC are reported in the Company’s telecommunications segment. FVP Worx represents the Company’s staffing segment (See Note 13 - Segment Data).

History

Focus Venture Partners, Inc. (“Focus”) was incorporated in the state of Nevada on March 26, 2012 as a holding company operating in the telecommunications industry managing and developing its wholly owned subsidiaries, which were focused on the development of telecommunications networks, acting as a service and support provider, as well as providing temporary and part-time staffing solutions. Through a formerly wholly owned subsidiary, Optos Capital Partners, LLC, a Delaware limited liability company (“Optos”), Focus, operated the following wholly owned entities:

●	Focus Fiber Solutions, LLC, a Delaware limited liability company (“Focus Fiber”), which specialized in the design, engineering, installation, and maintenance of a telecommunications infrastructure network.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND HISTORY, continued

History, continued

●	JusCom, Inc., an Indiana corporation (“JusCom”), which was a telecommunication service provider providing various services including engineering consulting, design, installation and emergency response in various categories including cable rack/wiring build-outs, infrastructure build-outs, DC power installation, fiber cable splicing and security camera installation. JusCom also operated as a temporary and permanent staffing agency specializing in the telecommunications market. Prior to the Beacon Merger (see below), Focus reorganized such that JusCom became a subsidiary of Focus, and was no longer a subsidiary of Optos.

●	MDT Labor, LLC d/b/a MDT Technical, a Delaware limited liability company (“MDT”), operated as a workforce management company providing temporary and permanent staffing services under the MDT Technical brand and as a telecommunication service provider providing various services including engineering consulting, design, installation and emergency response in various categories including cable rack/wiring build-outs, infrastructure build-outs, DC power installation, fiber cable splicing and security camera installation under its Beacon Solutions brand.

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

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND HISTORY, continued

Stock Purchase Agreement

On March 9, 2017, the Company, entered into a Stock Purchase Agreement (the “Purchase Agreement”) with (i) Benchmark, and (ii) each of Benchmark’s stockholders. On April 20, 2017 (the “Closing Date”), FTE acquired all of the issued and outstanding shares of common stock (the “Benchmark Shares”) of Benchmark Builders, Inc., a privately held New York corporation (“Benchmark”) from each of its stockholders (collectively, the “Sellers”), pursuant to the Stock Purchase Agreement, dated as of March 9, 2017, by and among FTE Networks, Benchmark, and the Sellers (the “Purchase Agreement”), as amended by Amendment No. 1 to Stock Purchase Agreement, dated as of the Closing Date (the “Purchase Agreement Amendment” and together with the Purchase Agreement, the “Amended Purchase Agreement”). FTE Networks, Benchmark, and the Sellers, entered into the Purchase Agreement Amendment in order to address certain changes in the purchase price as set forth in the Purchase Agreement. The Purchase Agreement provided that the consideration to the Sellers for the Benchmark Shares would consist of (i) $55,000,000 in cash consideration, (ii) an aggregate of 17,825,350 shares of the Company’s common stock, and (iii) promissory notes in the aggregate amount of $10,000,000 to the Sellers. The Purchase Agreement Amendment has, inter alia, modified the purchase price set forth in the Purchase Agreement to consist of (i) cash consideration of approximately $17,250,000, subject to certain prospective working capital adjustments (the “Cash Consideration”),approximately $10 million cash provided by Lateral and $7 million provided by certain of the sellers, (ii) 26,738,445 shares of FTE Networks’ common stock (the “FTE Shares”), (iii) convertible promissory notes in the aggregate principal amount of $12,500,000 to certain stockholders of Benchmark (the “Series A Notes”, which mature on April 20, 2019), (iv) promissory notes in the aggregate principal amount of $30,000,000 to certain stockholders of Benchmark (the “Series B Notes”, which mature on April 20, 2020) and (v) promissory notes in the aggregate principal amount of $7,500,000 to certain stockholders of Benchmark (the “Series C Notes”, which mature on October 20, 2018, and together with the Series A Notes and the Series B Notes, the “Notes”) in the Amended Purchase Agreement. Additionally, Lateral amended its existing credit facility to provide for the approximate $10 million cash and to restructure the existing debt, which now has a maturity date of March 30, 2019.

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

Cash and Cash Equivalents

The Company considers all holdings of highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of September 30, 2015, December 31, 2015, and December 31, 2016 the Company did not have any cash equivalents

Accounts Receivable and Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure that accounts receivable are not overstated due to un-collectability. At the time accounts receivable are originated, the Company considers a reserve for doubtful accounts based on the creditworthiness of customers.

Aged accounts receivable are reviewed by management for collectability. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management’s best estimate of uncollectible amounts and is determined based on historical performance that is tracked by the Company on an ongoing basis. The customer is billed after the job has been completed, inspected and approval is obtained by its customer. The segmentation of large contracts into small manageable contracts allows for a particular job to be completed, inspected and approved for payment by the customer, with this cycle taking approximately only up to several weeks. The payments terms are generally 30 days. As of December 31, 2016, December 31, 2015, and September 30, 2015, management has provided for an allowance for doubtful accounts of approximately $119,000, $89,000 and $89,000, respectively.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. The Company places its cash with financial institutions with high credit ratings, which at times balances exceed the $250,000 FDIC insured amount. The Company is subject to risk of non-payment of its trade accounts receivable.

Our customer base is highly concentrated. Due to the fact that the majority of our revenues are non-recurring, project-based revenues, it is not unusual for there to be significant period-to-period shifts in customer concentrations. Revenue may significantly decline if the Company were to lose one or more of its significant customers, or if the Company were not able to obtain new customers upon the completion of significant contracts.

For the year ended September 30, 2015, the Company’s largest customers included a telecommunications company providing fiber optic based network solutions, (Customer C), and a corporate staffing customer within the Company’s staffing segment, (Customer D). During the transitional three months ended December 31, 2015, the Company’s largest customers included a multinational provider of communications technology and services, (Customer I) and a corporate staffing customer within the Company’s staffing segment, (Customer D). For the year ended December 31, 2016, the Company’s largest customers included multinational telecommunications conglomerate (Customer M) and leader service provider in network managed and professional services, (Customer J).

The following tables set forth our revenues and accounts receivable balances for the periods indicated:

	For the Year Ended		For the Transitional Three Months Ended		For the Year Ended
	December 31, 2016		December 31, 2015		September 30, 2015
Revenues	$	%	$	%	$	%
Customer C	164,987	1%	41,664	1%	5,196,380	36%
Customer D	-	-%	1,592,193	52%	5,324,866	37%
Customer I	91,000	1%	316,931	11%	106,850	1%
Customer J	1,804,760	14%	-	-	-	-
Customer M	6,332,966	52%	130,771	4%	552,054	4%
All other customers	3,875,366	32%	989,246	32%	3,208,532	22%
Total Revenues, net of discounts	$12,269,079	100%	$3,070,805	100%	$14,388,682	100%

	For the Year Ended		For the Transitional Three Months Ended		For the Year Ended
	December 31, 2016		December 31, 2015		September 30, 2015
Accounts Receivable	$	%	$	%	$	%
Customer B	85,112	1%	152,475	10%	152,475	12%
Customer E	603,663	9%	718,035	47%	617,825	47%
Customer H	102,796	2%	215,609	14%	50,767	4%
Customer M	4,624,600	66%	62,233	4%	66,832	5%
All other customers	1,722,354	22%	387,128	25%	416,546	32%
Total Receivables	7,138,525	100%	$1,535,480	100%	$1,304,445	100%
Less Allowance for doubtful accounts	(118,949)		$(89,000)		$(89,000)
Accounts Receivable, net of allowance	7,019,576		$1,446,480		$1,215,445

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

Revenue in the telecommunication segment is principally all derived from construction projects performed under master and other service agreements as well as from contracts for specific projects or jobs requiring the construction and installation of an entire infrastructure system or specified units within an entire infrastructure system. The Company provides services under unit price or fixed price master service or other service agreements under which the Company furnishes specified units of service for a fixed price per unit of service and revenue is recognized upon completion of the defined project due to its short term nature. Revenue from fixed price contracts provides for a fixed amount of revenue for the entire project, subject to certain additions for changed scope or specifications. Such contracts provide that the customer accept completion of progress to date and compensate the Company for services rendered, which may be measured in terms of costs incurred, units installed, hours expended or some other measure of progress. Contract costs include all direct materials, labor and subcontracted costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and the operational costs of capital equipment. Much of the materials associated with the Company’s work are customer-furnished and are therefore not included in contract revenue and costs.

Management reviews estimates of contract revenue and costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of expected contract settlements are factors that influence estimates of total contract value and total costs to complete those contracts and, therefore, the Company’s profit recognition. Changes in these factors may result in revisions to costs and income, and their effects are recognized in the period in which the revisions are determined and accepted by the customer. Provisions for losses on uncompleted contracts are made in the period in which such losses are determined to be probable and the amount can be reasonably estimated. The majority of fixed price contracts are completed within one year.

The Company may incur costs subject to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. Management determines the probability that such costs will be recovered based upon engineering studies and legal opinions, past practices with the customer, specific discussions, correspondence or preliminary negotiations with the customer. The Company treats such costs as a cost of contract performance in the period incurred if it is not probable that the costs will be recovered, or defers costs and/or recognizes revenue up to the amount of the related cost if it is probable that the contract price will be adjusted and can be reliably estimated. As of December 31, 2016 and 2015, such amounts were not material. The Company actively engages in substantive meetings with its customers to complete the final approval process, and generally expects these processes to be completed within one year. The amounts ultimately realized upon final acceptance by its customers could be higher or lower than such estimated amounts.

For short term construction contracts, revenue is recognized once 100% of a contract segment is completed. A contract may have many segments, of which, once a segment is completed, the revenue for the segment is recognized when no further significant performance obligations exists. The Network’s construction contracts or segments of contracts typically range from several days to two to four months. Contract costs may be billed as incurred. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs. Selling, general and administrative costs are charged to expense as incurred.

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

Deferred Financing Costs

The Company has recorded deferred financing costs as a result of fees incurred by the Company in conjunction with its debt financing activities. These costs are amortized to interest expense using the straight-line method which approximates the interest rate method over the term of the related debt. As of December 31, 2016, December 31, 2015, and September 30, 2015, unamortized deferred financing costs were approximately $619,830, $801,640, and $140,000, respectively and are netted against the related debt. As of September 30, 2015, the deferred financing costs were not netted against the debt as the senior credit did not close until October 28, 2015. Amortization of such fees were $725,165, and $72,877, and $0 for the years ended December 31, 2016, transitional three months ended December 31, 2015, and the year ended September 30, 2015, respectively.

Property and Equipment

Property and equipment are stated at the lower of cost or fair value. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, as follows:

Estimated Life
Machinery and equipment	6-8 years
Vehicles and trailers	7-10 years
Computer equipment and software	2-5 years
Product hardware and development	5-7 years

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

The Company’s financial instruments consist of accounts receivable, other current assets, accounts payable, accrued expenses, and notes payable. The recorded values of accounts receivable, other current assets, accounts payable, and accrued expenses approximate fair values due to the short maturities of such instruments. Recorded values for notes payable and related liabilities approximate fair values, since their amortization of deferred financing cost stated or imputed interest rates are commensurate with prevailing market rates for similar obligations.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT POLICIES, continued

Segment Reporting

The Company operates in the telecommunications infrastructure services industry and, effective May 8, 2014, entered the staffing industry. The Company has concluded that the staffing business qualifies as a separate segment for the year ended December 31, 2016, the transitional three months ended December 31, 2015, and the year ended September 30, 2015, as such, the Company has reported segment results pursuant to ASC 280-10 “Segment Reporting” for the year ended December 31, 2016, the transitional three months ended December 31, 2015, and the year ended September 30, 2015.

Earnings (Loss) Per Share

The basic net loss per share is computed by dividing the net loss (the numerator) by the weighted average number of common shares outstanding for the period (the denominator). Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares and potential common shares outstanding (if dilutive) during each period. Potential common shares include convertible debt, warrants and preferred stock. The number of potential common shares outstanding relating to convertible debt, warrants and preferred stock is computed using the treasury stock method. For the periods presented, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. Comparative data for the previous period has been adjusted to reflect the 1 for 20 reverse split effectuated May 26, 2016.

The following table sets forth the computation of basic and diluted earnings (loss) per common share from continuing operations:

	For the Years/Three Months Ended
	Year Ended December 31, 2016	Three Months Ended December 31, 2015	Year Ended September 30, 2015
Numerator:
Net (loss) income	$(6,234,434)	$546,171	$(3,554,914)
Preferred stock dividends	(79,561)	(19,891)	(79,561)
Net (loss) income attributable to common shareholders	$(6,313,995)	526,280	$(3,634,475)
Denominator:
Weighted average number of common shares outstanding - basic	64,770,155	2,319,311	2,127,222

Effect of dilutive securities:
Convertible preferred stock, Series A	-	-	-
Convertible preferred stock, Series A-1	-	-	-
Convertible preferred stock, Series D	-	91,062	-
Convertible preferred stock, Series F	-	303,101	-
Total dilutive shares	-	394,163	-
Weighted average number of common shares outstanding - diluted	64,770,155	2,713,474	2,127,222
(Loss) Earnings per share:
Basic	$(0.10)	$0.23	$(1.71)
Diluted	$(0.10)	$0.19	$(1.71)

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT POLICIES, continued

Earnings (Loss) Per Share, continued

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	For the Years and Transitional Three Months Ended
	Year Ended December 31, 2016	Transitional Three Months December 31, 2015	Year Ended September 30, 2015
Convertible preferred stock, Series A	667,169	667,169	667,169
Convertible preferred stock, Series A-1	393,645	393,645	393,645
Convertible preferred stock, Series D [1]	-	40,060,500	36,615,180
Convertible preferred stock, Series F [1]	-	18,349,220	-
Common stock warrants	16,748,126	4,404,376	744,999
Preferred stock warrants	-	-	39,396,800
Convertible debt	-	200,000	200,000
Total potentially dilutive shares	17,808,940	64,074,910	78,017,793

[1] The Series D and Series F preferred shares are mandatorily convertible at a rate of 400 shares of common stock for each share of preferred stock upon (a) a sufficient increase in the authorized common shares; and (b) a reverse split of the common shares. These shares mandatorily converted to common stock with the reverse split and increase in authorized common shares effective May 26, 2016. All shares have been adjusted to reflect the effect of the reverse split.

Advertising

Advertising costs, if any, are expensed as incurred. For the year ended December 31, 2016, the transitional three months ended December 31, 2015, and the year ended September 30, 2015, respectively, the Company’s spending on advertising was not material.

Reclassifications

Certain prior year balances have been reclassified in order to conform to current year presentation. These reclassifications have no effect on previously reported results of operations or loss per share. Comparative data for the previous period has also been adjusted to reflect the 1 for 20 reverse split effectuated May 26, 2016.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT POLICIES, continued

Liquidity and Managements’ Plans

During the year ended December 31, 2016 the Company has incurred a net loss of $6.3 million and, in addition, the Company has working capital deficit of $3.4 million, which includes approximately $2.2 million of liabilities for unpaid payroll taxes and the related penalties and interest. Management’s plans are to enter into an installment plan with the IRS for the payment of the unpaid payroll taxes and to continue to raise additional funds through the sales of debt or equity securities until such time that operations generate sufficient cash to operate the business. On October 28, 2015 the Company entered into an $8 million senior secured credit facility. Of the proceeds received, approximately $1.8 million was used to extinguish approximately $3.4 million of Company debt and $3.0 million was deposited into a restricted Company bank account which requires Lateral’s approval to utilize. On April 20, 2017, in conjunction with the acquisition of Benchmark Builders Inc, Lateral amended its existing credit facility to provide for approximately $10.1 million towards the cash purchase price, and extending the maturity date of the existing credit facility to March 31, 2019. Additionally, the Company, in conjunction with the Benchmark acquisition, took on approximately $50 million dollars of debt, $12,500,000 which matures on April 20, 2019, $30,000,000 which matures on April 20, 2020, and $7,500,000 which matures on October 20, 2018. With Benchmark’s 2016 annual revenues of $386 million and a backlog as of December 31, 2016 of $259 million, combined with the Company’s backlog as of December 31, 2016 of $45.5 million, the Company believes that it has the ability to support this additional debt and fund all current operations. However, if needed, there is no assurance that additional financing will be available or that management will be able to obtain and close financing on terms acceptable to the Company, enter into an acceptable installment plan with the IRS, which is scheduled to be presented in the third quarter of 2017, or whether the Company will become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds or generate positive operating cash flow, it will have to develop and implement a plan to further extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Recent Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update (ASU) 2017-04: “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which removes Step 2 from the goodwill impairment test. It is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment test performed with a measurement date after January 1, 2017. The Company does not expect this new guidance to have a material impact on its financial position or results of operations.

In January 2017, the FASB issued ASU 2017-01 “Business Combinations (Topic 805): Clarifying the Definition of a Business”, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard introduces a screen for determining when assets acquired are not a business and clarifies that a business must include, at a minimum, an input and a substantive process that contribute to an output to be considered a business. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the standard to determine the impact of its adoption on the consolidated financial statements.

In December 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force,” which clarifies the presentation requirements of restricted cash within the statement of cash flows. The changes in restricted cash and restricted cash equivalents during the period should be included in the beginning and ending cash and cash equivalents balance reconciliation on the statement of cash flows. When cash, cash equivalents, restricted cash or restricted cash equivalents are presented in more than one line item within the statement of financial position, an entity shall calculate a total cash amount in a narrative or tabular format that agrees to the amount shown on the statement of cash flows. Details on the nature and amounts of restricted cash should also be disclosed. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company does not expect this new guidance to have a material impact on its financial position or results of operations.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” ASU No. 2016-15 clarifies and provides specific guidance on eight cash flow classification issues that are not currently addressed by current GAAP and thereby reduce the current diversity in practice. ASU No. 2016-15 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017, with early application permitted. This guidance is applicable to the Company’s fiscal year beginning January 1, 2018. The Company is currently evaluating the standard to determine the impact of its adoption on the consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, which for the Company will commence with the year beginning January 1, 2018, with early adoption permitted commencing January 1, 2017. The Company is currently evaluating the standard to determine the impact of its adoption on the consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The standard requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. The standard is effective for annual reporting periods beginning after December 15, 2018, which for the Company will commence with the year beginning January 1, 2019, with early application permitted. The adoption will require a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest period presented. The Company is currently evaluating the standard to determine the impact of the adoption on the consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-07”), an update to accounting guidance to simplify the presentation of deferred income taxes. The guidance requires an entity to classify all deferred tax liabilities and assets, along with any valuation allowance, as noncurrent in the balance sheet. The guidance is effective for public companies with annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is permitted. The Company has elected to early adopt ASU 2015-17 during the year ended December 31, 2015 with retrospective application. The adoption of ASU 2015-17 did not have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. For all entities, the ASU is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The Company adopted this standard for the year ended December 31, 2016. The adoption of these amendments did not have a material effect on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition” and some cost guidance included in ASC Subtopic 605-35, “Revenue Recognition - Construction-Type and Production-Type Contracts.” The core principle of ASU 2014-09 is that revenue is recognized when the transfer of goods or services to customers occurs in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. ASU 2014-09 requires the disclosure of sufficient information to enable readers of the Company’s financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 also requires disclosure of information regarding significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 provides two methods of retrospective application. The first method would require the Company to apply ASU 2014-09 to each prior reporting period presented. The second method would require the Company to retrospectively apply ASU 2014-09 with the cumulative effect recognized at the date of initial application. ASU 2014-09 will be effective for the Company beginning in fiscal 2019 as a result of ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which was issued by the FASB in August 2015 and extended the original effective date by one year. The Company is currently evaluating the impact of adopting the available methodologies of ASU 2014-09 and 2015-14 upon its financial statements in future reporting periods. The Company has not yet selected a transition method. The Company is in the process of evaluating the new standard against its existing accounting policies, including the timing of revenue recognition, and its contracts with customers to determine the effect the guidance will have on its financial statements and what changes to systems and controls may be warranted.

There have been four new ASUs issued amending certain aspects of ASU 2014-09, ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross Versus Net),” was issued in March, 2016 to clarify certain aspects of the principal versus agent guidance in ASU 2014-09. In addition, ASU 2016-10, “Identifying Performance Obligations and Licensing,” issued in April 2016, amends other sections of ASU 2014-09 including clarifying guidance related to identifying performance obligations and licensing implementation. ASU 2016-12, “Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients” provides amendments and practical expedients to the guidance in ASU 2014-09 in the areas of assessing collectability, presentation of sales taxes received from customers, noncash consideration, contract modification and clarification of using the full retrospective approach to adopt ASU 2014-09. Finally, ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” was issued in December 2016, and provides elections regarding the disclosures required for remaining performance obligations in certain cases and also makes other technical corrections and improvements to the standard. With its evaluation of the impact of ASU 2014-09, the Company will also consider the impact on its financial statements related to the updated guidance provided by these four new ASUs.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT POLICIES, continued

Recent Accounting Pronouncements, continued

In April 7, 2015, the FASB issued ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. the FASB issued an Accounting Standard Update relating to simplifying the presentation of debt issuance costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The adoption of this has been applied retrospectively, and accordingly, the Company’s consolidated balance sheet as of December 31, 2016, December 31, 2015 and September 30, 2015 have been reclassified to reflect this adoption. The impact of this reclassification was a decrease of $619,830 to our senior debt as of December 31, 2016 and $801,640 as of December 31, 2015, and a corresponding elimination of Deferred financing costs as a separate financial statement line item. Deferred financing costs, $140,000 as of September 30, 2015, was carried as a prepaid expense as the new senior debt was not entered into until October 28, 2015.

3. RESTRICTED CASH ACCOUNT

The restricted cash account was created to deposit the unused proceeds from the Company’s new senior debt (Note 8. Senior Debt). The funds were kept at a bank in an account segregated from our main operating account. The Company did not have direct access to or control over the funds held in this account. The funds were disbursed to the Company upon approval of the lender. These balances were $0 as of December 31, 2016, $3,003,226 as of December 31, 2015, and $0 as of September 30, 2015.

4. OTHER CURRENT ASSETS

Other current assets consist of the following:

	For Year Ended
	December 31, 2016	December 31, 2015	September 30, 2015
Other receivables, net	$1,232,555	$1,232,555	$669,198
Prepaid contract costs for work in process	409,038	623,798	593,711
Prepaid operating expenses	1,191,718	191,253	789,674
	$2,833,311	$2,047,606	$2,052,583

Other receivables are presented net of an allowance of $150,000, $150,000 and $772,798 for uncollectible amounts at December 31, 2016 December 31, 2015, and September 30, 2015, respectively.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	For Year Ended
	December 31, 2016	December 31, 2015	September 30, 2015
Machinery and equipment	$1,596,068	$1,180,344	$496,543
Vehicles and trailers	1,925,181	1,475,237	1,009,004
Network Services Platform	433,912	-	-
Computer equipment and software	325,271	186,763	114,642
	4,280,432	2,842,344	1,620,189
Less: accumulated depreciation	(813,913)	(297,847)	(201,149)
	$3,466,519	$2,544,497	$1,419,040

The Company has begun the development of a new network infrastructure services platform, which upon completion, intends market and implement to customers, in the production of revenue. As of December 31, 2016, the capitalized cost of this new system is $433,912, and is not being depreciated as it is still work in progress.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	PROPERTY AND EQUIPMENT, NET, continued

The Company leases various equipment under capital leases. Assets held under capital leases are included in property and equipment as follows:

	For Year Ended
	December 31, 2016	December 31, 2015	September 30, 2015
Machinery & equipment	$1,412,709	$1,030,733	$352,157
Less: accumulated depreciation	(231,406)	(44,424)	(11,108)
	$1,181,303	$986,309	$341,049

Depreciation expense for the years ended December 31, 2016, transitional three months ended December 31, 2016, and year ended September 30, 2015 was $516,066, $96,698, and $108,324, respectively.

6.	FACTORING AGREEMENT

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

As of September 30, 2015, under the AmeriFactors Agreement, the Company had factored receivables in the amount of $706,534 and recorded a liability of $600,554. Discounts provided and interest charged related to factoring of the accounts receivable have been expensed on the accompanying consolidated statements of operations as interest expense. The Amerifactors Agreement was cancelled in October 2015 in connection with the inception of the new credit facility.

Gibraltar Business Capital

On October 6, 2014, the Company entered into an exclusive Factoring Agreement (“the Gibraltar Agreement”) with Gibraltar Business Capital, LLC (Gibraltar). The initial term of the Gibraltar Agreement was one year, and was renewable on a year to year basis. Unpaid accounts receivable purchased by Gibraltar could not exceed $250,000 at any time. Under the terms of the Gibraltar Agreement, the Company received on a recourse basis up to 85% of the net sale amount up front. There were no factored receivables related to the Gibraltar Agreement as of September 30, 2015, December 31, 2015, and December 31, 2016. The Company never factored any receivables with Gibraltar. The Gibraltar Agreement was not renewed in October 2015.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	NOTES PAYABLE

	December 31, 2016	December 31, 2015	September 30, 2015
Vendors Notes (Unsecured)
Long term vendor Notes (“Vendor Notes”) issued to settle litigation bearing interest rates between 0% and 6% per annum. Terms range from 1 to 48 months.	$1,336,517	$491,000		$383,970

Senior Secured Notes
Senior secured notes issued between October 2011 and January 2012, secured by the assets of the Company, at a stated interest rate of 15%. The senior notes were settled for cash at an approximate rate of $.50 for $1.00. Of the original senior debt balance of $3,550,012, $1,757,731 was paid in cash, resulting in a remaining principal balance of $1,792,281, plus accrued interest payable in the amount of $1,748,380. The remaining principal balance and all of the accrued interest were recognized as a one-time gain of $3,431,533, net of associated costs of $109,124.	-	-		3,550,012

Other Notes Payable
Notes payable bearing interest at a stated rate of 12% and a 4% PIK per annum. Term is for 7 months.	5,094,116	-		-
Less: Deferred financing cost	(926,343)	-		-
Total other note payable, net	4,167,773	-		-

Notes Payable bearing interest at a stated rate between 10% and 12% per annum. Terms range from 1 to 12 months	2,000,000	709,000		709,000

Equipment Notes
Obligations under capital leases, bearing interest rates between 4.1% and 8.2% per annum, secured by equipment having a value that approximates the debt value. Terms range from 48 to 60 months.	960,549	960,205		339,583
Various Equipment notes, bearing interest rates between 2% and 41% per annum, secured by equipment having a value that approximates the debt value. Terms range from 36 to 72 months	1,508,758	1,298,978		884,108
Total Notes Payables	9,973,597	3,459,183		5,866,673
Less: Current portion	(7,611,335)	(1,887,120)		(1,295,271)
Total Notes non-current portion	$2,362,262	$1,572,063		$4,571,402

Senior Debt Disclosure
On October 28, 2015 the Company entered into a credit agreement, pursuant to which the Company received $8,000,000. The funds were disbursed as follow $6,000,000 and $2,000,000 on October 28, 2015 and November 11, 2015 respectively. The interest rate used is 12% per annum, also required to make 4% PIK payments, which is booked monthly as an increase to the senior debt balance.	$8,378,512	$8,048,682	$
Less: Original issue discount	(182,242)	(400,932)		-
Less: Deferred financing cost	(619,830)	(801,640)		-
Total Senior Debt, non-current portion	$7,576,440	$6,846,110		$-

The required principal payments for all borrowings for each of the five years following the balance sheet date are as follows:

2017	$8,357,143
2018	963,176
2019	9,341,899
2020	512,551
2021	238,381
Thereafter	63,614
Total	$19,476,764

8. SENIOR DEBT

On October 28, 2015, the Company, through its main operating entity Jus-Com, Inc. entered into an $8 million dollar senior credit facility. The facility has a two year term, and calls for interest payments in the amount of 12%, paid quarterly in arrears. Additionally, there is a “payment in kind” (PIK) provision which calls for a 4% per annum increase in the principal balance monthly. The facility is a senior credit facility, and is secured by principally all assets of the Company. The uses of the senior facility are to retire the existing senior debt and related accrued interest through a tender offer, retire the factoring line of credit, pay certain senior loan closing costs, settle certain pending litigation, and provide working capital to the Company. A “blocked” bank deposit account, controlled by the lender, was also initially established in the amount of $3,000,000 to be held for future advances. (See restricted cash, note 3). The Company is prohibited from an early payoff of the facility until October 28, 2017. There are several affirmative and negative covenants the Company must comply with, such as minimum bank account balances, minimum EDITDA thresholds, capital expenditures, leverage ratio, and debt service coverage ratio. As a condition of the facility, the Company issued 163,441 shares of its Series D preferred stock and 391,903 shares of its Series F preferred stock to the lender. As a result of a market valuation performed on this transaction by a qualified third party valuation firm, an original issue discount of $437,380 was determined, which will be amortized on a straight line method, which approximates the interest rate method, over a twenty four month period to interest expense. During the period ended December 31, 2016 and December 31, 2015, $249,018 and $72,877 was included in amortization of debt discount, respectively, and $236,914 remained unamortized as of December 31, 2016. On April 5, 2016, the Company entered into an amendment agreement to its existing credit facility with Lateral, amending the original credit agreement signed October 28, 2015. The agreement amends select provisions of the original credit agreement, including equity raises and changes to certain financial and operational covenants. On September 30, 2016, the Company entered into a second amendment agreement to its existing credit facility, maturing October 28, 2017, amending the original credit agreement signed October 28, 2015. The agreement was amended solely to consolidate a series of short term bridge loans granted to the company from time to time during the second and third quarter of 2016 into a $2.5 million loan, which matures on April 30, 2017. The second amendment also amended the covenants related to consolidated EBITDA consolidated leverage, consolidated debt service, SG&A expenses, and compensation expense. On April 20, 2017, in conjunction with the acquisition of Benchmark Builders Inc, Lateral amended its existing credit facility to provide for approximately $10.1 million towards the cash purchase price, combining this new advance with the existing debt, extending the maturity date of the combined facility to March 31, 2019.

9.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of December 31, 2016, December 31, 2015, and September 30, 2015, Accrued Expenses and Other Current Liabilities were comprised of the following:

	For Years Ended
	December 31, 2016	December 31, 2015	September 30, 2015
Accrued note interest payable [1]	$364,805	$817,452	$2,030,745
Accrued dividends payable	530,694	451,133	431,243
Accrued compensation expense [2]	2,299,738	2,015,277	1,731,385
Other accrued expense	6,868	295,083	458,173
Total	3,202,105	3,578,945	4,651,546
Less: current portion	(3,202,105)	(3,578,945)	(2,965,290)
Accrued expenses, non-current	$-	$-	$1,686,256

[1]	Accrued interest payable includes approximately $300,000 of estimated penalties and interest associated with the unpaid payroll taxes as of December 31, 2016, December 31, 2015, and September 30, 2015 respectively.

[2]	Accrued compensation expense includes $1,863,031, $1,863,031 and $1,512,415 of unpaid payroll taxes related for the periods ended December 31, 2016, December 31, 2015 and September 30, 2015, respectively.

Accrued interest, non-current portion represents interest payable related to the senior secured notes that was forgiven during the transitional period ended December 31, 2015, and is classified as non-current liability pursuant to the provisions of ASC 470-10.

10.	COMMITMENTS AND CONTINGENCIES

Guarantees/Related Party Advances

From October 1, 2014 through December 31, 2016, the Chief Executive Officer (CEO) provided cash advances witnessed by an interest bearing note, and from time to time, advances for the Company’s behalf on credit cards the CEO is personally liable for, aggregating $503,856. Additionally, the Company entered into several secured equipment financing arrangements with total obligations of approximately $298,000 as of December 31, 2016 that required the guaranty of a Company officer, which was provided by the CEO.

The Chief Financial Officer personally guaranteed several secured equipment financing arrangements with total obligations of approximately $320,525 as of December 31, 2016. Additionally, the Chief Financial Officer provided a personal credit card account for the purchase of goods and services by FTE. While the credit card balances are reflected in the Company’s books and records, the CFO is personally liable for the payment of the entire amount of the open credit obligation, which was $57,525 as of December 31, 2016.

Property Lease Obligations

On October 1, 2015, the Company entered into a three year lease for 4,500 square feet of warehouse space in Naples, FL, at a monthly rent of $4,500.

On October 13, 2015, the Company entered into a seven year lease, commencing December 1, 2015, for 5,377 square feet of office space in Naples, FL, at a monthly rent of $27,158.

On November 1, 2015, the Company entered into a one year lease for 4,000 square feet of office and warehouse space in Marysville, WA, at a monthly rent of $3,000. That lease expired October 31, 2016 and was not renewed.

On January 1, 2016, the Company renewed its lease for 4,000 square feet of office space in Indianapolis, IN for three years, at a monthly rent of $2,700.

On March 1, 2016, the Company entered into a two year lease for 5,000 square feet of office and warehouse space in Des Moines, IA, at a monthly rent of $2,000.

On March 1, 2016, the Company entered into a one year lease for 4,000 square feet of office and warehouse space in Springfield, MO, at a monthly rent of $2,400.

On May 1, 2016, the Company entered into a three year lease for 8,640 square feet of office and warehouse space in Dallas, TX, at a monthly rent of $4,500.

On December 1, 2016, the Company entered into a three year lease for 3,000 square feet of office and warehouse space in Dallas, TX, at a monthly rent of $4,000.

The remaining aggregate commitment for lease payments under the operating lease for the facilities as of December 31, 2016 are as follows:

2017	$479,266
2018	450,103
2019	367,380
2020	328,757
2021	334,134
Thereafter	131,195
Total Lease Obligations	$2,090,835

Rental expense, resulting from property lease agreements, for the year ended December 31, 2016, the transitional three months ended December 31, 2015, and the year ended September 30, 2015, was $591,405, $148,555, and $181,895, respectively.

Employment Agreements

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

Effective September 27, 2016, the Company entered into an employment agreement with Lynn Martin to serve as the Company’s Chief Operating Officer in consideration of a salary of $250,000 per year, with standard employee insurance and benefits. The employment agreement commenced on May 16, 2016, and expires on May 16, 2019.

Accrued Litigation Expense

Legal Matters - The Company is involved in litigation claims arising in the ordinary course of business. Legal fees and other costs associated with such actions are expensed as incurred. In addition, the Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. The Company reserves for costs relating to these matters when a loss is probable and the amount can be reasonably estimated. As of September 30, 2015, the Company had reserved an aggregate of $1,840,891 in Accrued Litigation Costs for legal matters. On December 28, 2016, the Company reached a settlement agreement on the Enterprise FM Trust/EAN Services LLC et al litigation, in which the indemnification against certain companies under an Asset Purchase Agreement dated June 19, 2013 was reached, resulting in a dismissal of the lawsuits, and net cash to the Company of $19,000. Because of this settlement, the liability for litigation and contingencies was reversed, and as of December 31, 2016, the reserve for litigation and contingencies was $0.

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

This claim is subject to indemnification from ProFiber Solutions, LLC and MDT Labor, LLC under the Asset Purchase Agreement and related documents dated June 19, 2013. This matter was settled on December 28, 2016 as described above.

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

This claim is subject to indemnification from ProFiber Solutions, LLC and MDT Labor, LLC under the Asset Purchase Agreement and related documents dated June 19, 2013. This matter was settled on December 28, 2016 as described above.

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

This claim is subject to indemnification from ProFiber Solutions, LLC and MDT Labor, LLC under the Asset Purchase Agreement and related documents dated June 19, 2013. See FTE Networks, Inc., et al v. ProFiber Solutions, LLC, MDT Labor, LLC et al. This matter was settled December 28, 2016 as described above.

FTE Networks, Inc., et al v. ProFiber Solutions, LLC, MDT Labor, LLC et al

Praecipe to Issue Writ of Summons filed June 18, 2015, Commonwealth of Pennsylvania, Philadelphia County, CCP June 2015 Term, Case No. 00255.

Plaintiffs FTE Networks, Inc., formerly d/b/a Beacon Enterprise Solutions Group, LLC, Focus Fiber Solutions, LLC, Jus-Com, Inc., Focus Wireless, LLC, Optos Capital Partners, LLC, and Focus Venture Partners, Inc. filed against ProFiber Solutions, LLC, MDT Labor, LLC, and others for various matters relating to indemnification including but not limited to the following cases: Roadsafe Traffic Systems, Inc. v. Focus Fiber Solutions, LLC, et al vs. Zayo Group, Enterprise FM Trust v. Focus Venture Partners, Inc., et al, and EAN Services, LLC v. Focus Fiber Solutions, LLC, et al and Primus Electric Corporation v. Focus Fiber Solutions, LLC. This matter was settled December 28, 2016 as described above.

Michael Martin and Paris Arey vs. Beacon Enterprise Solutions Group, Inc. and MDT Labor, LLC, et al.’

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

Primary relief sought approximately $280,000. Settled: October 2015: $75,000.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	INCOME TAXES

The Company files a consolidated U.S. federal income tax return and various state tax returns.

The following summarizes the income tax provision (benefit):

	For The Years/ Transitional Three Months Ended
	As Of December 31, 2016	Transitional Three Months As Of December 31, 2015	As Of September 30, 2015
Current:
Federal	$-	$-	$-
State and local	-	-	-
Utilization of fully reserved net operating losses	-	-	-
	-	-	-
Deferred:
Federal	1,901,847	(196,481)	(1,186,733)
State and local	55,937	(5,779)	98,834
	1,957,784	(202,260)	(1,087,899)
Change in valuation allowance	(1,957,784)	202,260	1,087,899
Income tax provision (benefit)	$-	-	$-

The Company has the following net deferred tax assets:

	For The Years/Transitional Three Months Ended
	As Of December 31, 2016	Transitional Three Months As Of December 31, 2015	As Of September 30, 2015
Net operating loss carryforwards	$4,936,966	$1,870,583	$1,445,277
Accruals	800,443	1,425,039	2,007,371
Other - reserves	52,500	301,631	301,631
Deferred tax assets, gross	5,789,909	3,597,253	3,754,279
Property and equipment	(507,728)	(272,856)	(192,219)
Sub-total	5,282,181	3,324,397	3,562,060
Valuation allowance	(5,282,181)	(3,324,397)	(3,562,060)

Deferred tax assets, net	$-	$-	$-

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	INCOME TAXES, continued

The reconciliation of the expected tax expense (benefit), based on statutory rates, with the actual expense, is as follows:

	For The Years/Transitional Three Months Ended
	Year Ended December 31, 2016	Transitional Three Months Ended December 31, 2015	Year Ended September 30, 2015
Expected federal statutory rate	34.0%	34.0%	34.0%
State tax rate, net of federal benefit	1.0%	1.0%	3.1%
Permanent differences - meals & entertainment	(3.5)%	2.0%	0.8%
Change in valuation allowance	(31.5)%	(37.0)%	(37.9)%

Income tax provision (benefit)	0.0%	0.0%	0.0%

For the year ended December 31, 2016, transitional three months ended December 31, 2015, and year ended September 30, 2015, the Company had approximately $14.1 million, $5.3 million and $4.1 million of federal and state net operating loss carryovers (“NOLs”), respectively, which begin to expire in 2032. However, the Company has not yet filed its tax returns for its fiscal years ended September 30, 2013, September 30, 2014, September 30, 2015, September 30, 2016 or for December 31, 2016. Therefore, the Company’s NOLs will not be available to offset future taxable income, if any, until the returns are filed. These NOLs are subject to annual limitations under Internal Revenue Code Section 382 if there is a greater than 50% ownership change. In addition, Beacon had generated approximately $25 million of NOLs prior to the Beacon Merger, which the Company’s preliminary analysis indicates would be subject to significant limitations pursuant to Internal Revenue Code Section 382, such that no deferred tax asset has been reflected herein related to the Beacon NOLs.

The Company, after considering all available evidence, fully reserved its deferred tax assets since it is more likely than not that such benefits will not be realized in future periods. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s deferred tax assets satisfy the realization standards, the valuation allowance will be reduced accordingly. During the year ended December 31, 2016, the transitional three months ended December 31, 2015, and the year ended September 30, 2015, the valuation allowance increased by $1,957,784, decreased by $202,260, and decreased by $1,087,899, respectively.

During the period of September 30, 2014 through December 31, 2016, the Company operated primarily in Nevada, North Carolina, Colorado, Texas, Iowa, Washington, Missouri, Georgia, and New York. If the Company is required to pay income taxes or penalties in the future, penalties will be recorded in general and administrative expenses and interest will be separately stated as interest expense. The Company has not yet filed its tax returns for its fiscal years ended September 30, 2012, September 30, 2013, September 30, 2014, September 30, 2015, September 30, 2016 or for December 31, 2016, but has engaged a tax professional to begin to compile the past due returns. The Company’s tax returns for the periods from October 1, 2012 through December 31, 2016 remain subject to examination and may be subject to penalties for late filing.

The Company does not have any uncertain tax positions for which it is reasonably possible that the total amount of gross unrecognized tax benefits will increase or decrease within 12 months of December 31, 2016. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	STOCKHOLDERS’ EQUITY

Authorized Capital

FTE is currently authorized to issue up to 200,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of convertible preferred stock, par value $0.01 per share, of which the following series have been designated: 4,500 shares of Series A, 1,000 shares of Series A-1, 4,000 shares of Series B, 400 shares of Series C-1, 2,000 shares of Series C-2, 110 shares of Series C-3, and 2,000,000 shares of Series D, and 1,980,000 of Series F.

Common Stock

The Company is presently authorized to issue up to 200,000,000 shares of common stock, $0.001 par value per share, of which 89,126,752, 2,319,524, and 2,226.877 shares of common stock are presently issued and outstanding as of December 31, 2016, December 31, 2015, and September 30, 2015, respectively. The holders of the Company’s common stock are entitled to receive dividends equally when, as and if declared by the board of directors, out of funds legally available therefor.

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

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	STOCKHOLDERS’ EQUITY, continued

Common Stock Transactions

On April 17, 2015, the Company issued 255,778 shares of its common stock with a grant date value of $51,156 to eighty-two (82) Senior Secured Note holders as an incentive for executing amended forbearance agreements on their respective notes.

During the fiscal year ended December 31, 2016 the Company issued 5,029,000 shares of its common stock with a grant date value of $2,569,800 to several employees under the terms of their employment agreements, of which $2,305,040 remains unvested.

During the fiscal year ended December 31, 2016, the Company issued 3,809,389 shares of its common stock to with a grant date value of $1,798,438 settle debt.

During the fiscal year ended December 31, 2016, the Company issued 841,500 shares of its common stock with a grant date value of $445,800 to consultants for services performed for the Company.

During the fiscal year ended December 31, 2016, the Company issued 7,594,999 shares of its common stock to individual investors for an equity raise totaling $2,628,000,

Since inception, the Company has not paid any cash dividends on its common stock.

Preferred Stock

The Company is authorized to issue a total of 5,000,000 shares of convertible preferred stock with such designations, rights, preferences and/or limitations as may be determined by the Board, and as expressed in a resolution thereof. Each share of Series D and Series F Preferred stock is (a) entitled to vote alongside the common stockholders and has 20 votes; and (b) is mandatorily convertible into 400 shares of common stock (equal to 20 shares of common stock on a post-split basis) upon an increase in the number of common shares authorized, and the implementation of a 1-for-20 reverse stock split.

Dividend charges recorded during the years ended December 31, 2016, the three months ended December 31, 2015 and the year ended September 30, 2015 are as follows:

	For The Years/Three Months Ended
	Year Ended December 31, 2016	Transitional Three Months Ended December 31, 2015	Year Ended September 30, 2015
Series
A	$50,038	$12,510	$50,038
A-1	29,523	7,381	29,523
B	-	-	-
C-1	-	-	-
C-2	-	-	-
C-3	-	-	-
Total	$79,561	$19,891	$79,561

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	STOCKHOLDERS’ EQUITY, continued

Preferred Stock, continued

Accrued dividends payable at December 31, 2016, December 31, 2015, and September 30, 2015 are comprised of the following:

	As Of
	December 31, 2016	December 31, 2015	September 30, 2015
Series
A	$304,129	259,646	$247,136
A-1	226,565	191,487	184,107
B	-	-	-
C-1	-	-	-
C-2	-	-	-
C-3	-	-	-
Total	$530,694	$451,133	$431,243

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

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	STOCKHOLDERS’ EQUITY, continued

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

Series D Convertible Preferred Stock

The Company has designated 2,000,000 shares of Series D Convertible Preferred Stock (“Series D”), of which 0, 1,980,000 and 1,830,759 shares are currently issued and outstanding as of December 31, 2016, December 31, 2015, and September 30, 2015. Each share of Series D was mandatorily converted to 20 shares of common stock after the effect of a 1-for-20 reverse stock split which occurred on May 26, 2016.

Upon the declaration or distribution of any dividend to holders of common stock, holders of Series D are entitled to receive dividends equal to the amount of dividend that would have been payable to the holder had such holder converted the Series D to common on the record date for the determination of shareholders entitled to the distribution.

Series F Convertible Preferred Stock

The Company has designated 1,980,000 shares of Series F Convertible Preferred Stock (“Series F”), of which 0, 525,558, and 0 shares are currently issued and outstanding as of December 31, 2016, December 31, 2015, and September 30, 2015, respectively. Each share of Series F was mandatorily converted to 20 shares of common stock after the effect of a 1-for-20 reverse stock split which occurred on May 26, 2016.

Upon the declaration or distribution of any dividend to holders of common stock, holders of Series F are entitled to receive dividends equal to the amount of dividend that would have been payable to the holder had such holder converted the Series F to common on the record date for the determination of shareholders entitled to the distribution.

Preferred Stock Transactions

Non-cash preferred stock transactions were valued consistent with the valuations observed in cash transactions.

During the year ended September 30, 2015, the Company issued 195,918 shares of Series D preferred stock to an investor for aggregate gross proceeds of $783,672, which resulted in aggregate net proceeds of $430,683 used to pay accounts payable on behalf of the Company, after deducting a subscription receivable of $352,989.

On January 16, 2015, the Company granted 12,500 shares of its Series D preferred stock with a grant date value of $50,000, to an existing noteholder as incentive for forbearance on the note.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	STOCKHOLDERS’ EQUITY, continued

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

During the fiscal year ended December 31, 2016, the Company issued 285,664 shares of its Preferred Series F stock with a grant date value of $35,186 to one of its investors as an incentive to continue raising equity proceeds.

During the fiscal year ended December 31, 2016, the Company issued 231,041 shares of its Preferred Series F stock to its independent directors and two officers with a grant date value of $152,487 for compensation.

During the years ended December 31, 2016 and September 30, 2015, the Company accrued an additional $79,560 and $79,561 of preferred stock dividends, respectively.

Warrants and Derivative Warrant Liability

The Company accounts for common stock warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreement. Stock warrants are accounted for as derivative liabilities if the warrants allow for cash settlement or provide for modification of the warrant exercise price in the event subsequent sales of common stock by the Company are at a lower price per share than the then-current warrant exercise price. We classify derivative warrant liabilities on the balance sheet at fair value, and changes in fair value during the periods presented in the statement of operations, which is revalued at each balance sheet date subsequent to the initial issuance of the stock warrant. As of December 31, 2016, the following warrants are outstanding:

Issued to	Amount	Issue Date	Expiration Date	Exercise Price
Term Note Lender(1)	2,343,750	9/30/2016	9/30/2021	0.80
Investment Bank	1,969,837	12/9/2012	12/9/2019	0.20
Investment Bank	2,434,539	10/31/2014	10/31/2021	0.20
Equity Investors	2,487,000	9/8/2016	9/8/2021	0.80
Equity Investors	2,423,688	9/29/2016	9/29/2021	0.80
Equity Investors	2,589,312	10/12/2016	10/12/2021	0.80
Term Note Lender (1)	2,500,000	11/11/2016	11/11/2021	0.40
	16,748,126

(1) Warrants were determined to be a derivative subject to fair value accounting and are booked as a warrant liability.

A summary of the warrant activity from the year ended September 30, 2015, the transitional three months ended December 31, 2015, and the year ended December 31, 2016 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding, September 30, 2014	2,918,254	$0.89	1.2	-
Issued	-	-	-	-
Exercised	-	-	-	-
Expired	(2,173,255)	1.00	-	-
Outstanding, September 20, 2015	744,999	.58	0.3	-
Issued	-	-	-	-
Exercised	-	-	-	-
Expired	(307,664)	.40	-	-
Outstanding, December 31, 2015	437,335	$0.58	0.2	-
Issued	16,748,126	0.64	-	-
Exercised	-	-	-	-
Expired	(437,335)	.40	-	-
Outstanding, December 31, 2016	16,748,126	$0.55	4.6	$-

Exercisable, December 31, 2016	16,748,126	$0.55	4.6	$-

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	STOCKHOLDERS’ EQUITY, continued

Warrants, continued

The following table presents information related to common stock warrants at December 31, 2016:

Warrants Outstanding		Warrants Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants

$0.20	4,404,376	4.0	4,404,376
0.40	6,250,000	4.9	6,250,000
0.80	6,093,750	4.7	6,093,750
	16,748,126		16,748,126

The Company has assessed its outstanding equity-linked financial instruments issued with the term loan cited in Footnote 8 and has concluded that the warrants are subject to derivative accounting as a result of certain anti-dilution provisions and other contractual language contained in the warrants. The fair value of these warrants is classified as a liability in the financial statements, with the change in fair value during the future periods being recorded in the statement of operations. The following table summarizes the calculated aggregate fair values for the warrant derivative liability using the Lattice Model method based on the following assumptions:

	September Warrant	November Warrant	September Warrant December 31, 2016 Revaluation	November Warrant December 31, 2016 Revaluation
Risk free rate	1.14%	1.5%	1.91%	1.92%
Volatility	37.80%	37.40	37.53%	37.40%
Dividends	0	0	0	0
Time to maturity	5.0 years	5.0 years	4.75 years	4.87 years
Fair value per share price	.06111	.1544	.0724	.1697
Fair value of warrants	$143,200	$386,000	169,700	424,300

The following table summarizes the change in fair value of the warrants from inception through December 31, 2016.

	Fair value			Fair value
	as of	New	Derivative	as of
	9/30/2016	Issuances	gain (loss)	12/31/2016
Investor warrants (9/30/16)	$(143,200)	-	$(26,500)	$(169,700)
Investor warrants (11/11/16)		$(386,000)	$(38,300)	$(424,300)
Totals	$(143,200)	$(386,000)	$(64,800)	$(594,000)

Temporary Equity

In conjunction with the Lateral senior credit agreement dated October 28, 2015, the Company also entered into a Redemption Rights Agreement (“agreement”). Contained in this agreement is a put provision related to the shares of stock issued as a condition of the transaction. The Redemption Rights may be exercised at any time on or after October 28, 2017, provided the following conditions are met:

(i)	The Company’s market capitalization on such date is equal to greater than $25,000,000, or (ii) the last twelve months earnings before interest, taxes depreciation, and amortization ending on the last day of the month preceding such date is greater than $3,000,000. Further, the Redemption Rights are barred from being exercised if the exercise of such Redemption Rights would, in good faith, prevent the Company from continuing as a going concern. The Redeemable Shares are redeemable at the per share price implied by 10 multiplied by the Company’s LTM EBITDA, multiplied by the Ownership Percentage, divided by the number of Redeemable shares then held.An analysis was performed, under ASC 480-10-25-7 to determine if the redeemable shares should be classified as debt or equity. The results of therefore should not be classified as debt. Pursuant to ASC 480-10-S99, preferred stock redeemable for cash or other assets are to be classified outside of permanent equity if it is redeemable with any one of the following characteristics:

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

Reverse Split

On December 23, 2015, the Board unanimously authorized and approved an amendment to our Articles of Incorporation to effect a reverse stock split of our Common Stock at a 1-for-20 ratio (the “Reverse Split”) and increase our common shares authorized to 200,000,000. On December 30, 2015, stockholders holding a majority of our voting power approved by written consent the amendment to our Articles of Incorporation, which would affect the Reverse Split. The Reverse Split will reduce the number of outstanding shares of our Common Stock by reclassifying and converting all outstanding shares of our Common Stock into a proportionately fewer number of shares of Common Stock. The reverse stock was approved by the Financial Industry Regulatory Authority (“FINRA”) on May 25, 2016 and effectuated on May 26, 2016. In conjunction with the Reverse Split approval, all of the Series D and Series F preferred convertible shares mandatorily converted to common shares at a 1-for-20 ratio. All periods presented in this Form 10-K have been adjusted for the reverse split.

13.	SEGMENT DATA

The Company’s reportable operating segments consist of its telecommunications segment and its staffing segment, which are organized, managed and operated along key product and service lines. The Company allocates its Corporate Overhead between its two operating segments.

The following tables summarize financial information about the Company’s business segments for the year ended December 31, 2016, the transitional three months ended December 31, 2015, and the year ended September 30, 2015.

	For the Year Ended
	September 30, 2015
	Telecommunications	Staffing	Consolidated

Revenues, net of discounts	$8,722,147	$5,666,535	$14,388,682
Income (Loss) from Operations	$(1,657,238)	$50,417	$(1,606,821)
Depreciation and Amortization	$108,324	$-	$108,324
Interest Expense	$1,281,445	$26,631	$1,308,076

	For the Transitional Three Months Ended December 31, 2015
	Telecommunications	Staffing	Consolidated

Revenues, net of discounts	$1,185,670	1,885,135	3,070,805
Income (Loss) from Operations	$(2,483,328)	186,842	(2,296,486)
Depreciation and Amortization	$169,574	-	169,574
Interest Expense	$431,153	4,310	435,463

	For the Year Ended December 31, 2016
	Telecommunications	Staffing	Consolidated

Revenues, net of discounts	$12,161,022	108,057	12,269,079
Income (Loss) from Operations	$(2,459,910)	58,389	(2,401,521)
Depreciation and Amortization	$1,241,231	—	1,241,231
Interest Expense	$2,251,151	21,122	2,272,273

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	SUBSEQUENT EVENTS

Stock Purchase Agreement

On March 9, 2017, the Company, entered into a Stock Purchase Agreement (the “Purchase Agreement”) with (i) Benchmark, and (ii) each of Benchmark’s stockholders. On April 20, 2017 (the “Closing Date”), FTE Networks, Inc. (“FTE Networks”) acquired all of the issued and outstanding shares of common stock (the “Benchmark Shares”) of Benchmark Builders, Inc., a privately held New York corporation (“Benchmark”) from each of its stockholders (collectively, the “Sellers”), pursuant to the Stock Purchase Agreement, dated as of March 9, 2017, by and among FTE Networks, Benchmark, and the Sellers (the “Purchase Agreement”), as amended by Amendment No. 1 to Stock Purchase Agreement, dated as of the Closing Date (the “Purchase Agreement Amendment” and together with the Purchase Agreement, the “Amended Purchase Agreement”). FTE Networks, Benchmark, and the Sellers, entered into the Purchase Agreement Amendment in order to address certain changes in the purchase price as set forth in the Purchase Agreement. As described in FTE Networks’ Current Report on Form 8-K filed with filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2017, the Purchase Agreement provided that the consideration to the Sellers for the Benchmark Shares would consist of (i) $55,000,000 in cash consideration, (ii) an aggregate of 17,825,350 shares of the Company’s common stock, and (iii) promissory notes in the aggregate amount of $10,000,000 to the Sellers. The Purchase Agreement Amendment has, inter alia, modified the purchase price set forth in the Purchase Agreement to consist of (i) cash consideration of approximately $17,250,000, subject to certain prospective working capital adjustments (the “Cash Consideration”),approximately $10 million cash provided by Lateral and $7 million provided by certain of the sellers, (ii) 26,738,445 shares of FTE Networks’ common stock (the “FTE Shares”), (iii) convertible promissory notes in the aggregate principal amount of $12,500,000 to certain stockholders of Benchmark (the “Series A Notes”, which mature on April 20, 2019), (iv) promissory notes in the aggregate principal amount of $30,000,000 to certain stockholders of Benchmark (the “Series B Notes”, which mature on April 20, 2020) and (v) promissory notes in the aggregate principal amount of $7,500,000 to certain stockholders of Benchmark (the “Series C Notes”, which mature on October 20, 2018, and together with the Series A Notes and the Series B Notes, the “Notes”) in the Amended Purchase Agreement. Additionally, Lateral amended its existing credit facility to provide for the approximate $10 million cash and to restructure the existing debt, which now has a maturity date of March 30, 2019.

Common Stock Transactions

On January 12, 2017, the Company issued 20,892 shares of its common stock with a grant date value of $12,535 for settlement of a legal matter.

On January 12, 2017, the Company issued 37,500 shares of its common stock to an individual investor, which resulted in net proceeds to the Company of $15,000.

On January 18, 2017, the Company issued 300,000 shares of its common stock with a grant date value of $123,000 pursuant to a consulting agreement.

On January 19, 2017, the Company issued 100,000 shares of its common stock with a grant date value of $46,000 pursuant to a consulting agreement.

On January 20, 2017, the Company issued 50,000 shares of its common stock with a grant date value of $25,000 pursuant to a consulting agreement.

On February 2, 2017, the Company issued 12,500 shares of its common stock with a grant date value of $5,000 pursuant to a consulting agreement.

On February 7, 2017, the Company issued 70,000 shares of its common stock with a grant date value of $35,000 pursuant to a consulting agreement.

On February 9, 2017, the Company issued 62,500 shares of its common stock with a grant date value of $30,625 to an employee as part of his compensation.

On February 17, 2017, the Company issued 40,000 shares of its common stock with a grant date value of $28,000 pursuant to a consulting agreement.

On February 24, 2017, the Company issued 25,000 shares of its common stock with a grant date value of $12,500 pursuant to a consulting agreement.

On March 1, 2017, the Company issued 50,000 shares of its common stock with a grant date value of $25,000 pursuant to a consulting agreement

On March 3, 2017, the Company issued 6,420,020 shares of its common stock with a grant date value of $6,420 to its senior lender.

On March 7, 2017, the Company issued 83,143 shares of its common stock with a grant date value of $36,583 to settle debt.

On March 7, 2017, the Company issued 6,666 shares of its common stock to an individual investor, resulting in net proceeds to the Company of $4,000.

On March 9, 2017, the Company issued 5,140 shares of its common stock with a grant date value of $2,056 for settlement of debt.

On March 27, 2017, the Company issued 2,983,017 shares of its common stock to various employees with a grant date value of $1,193,207 per their employment agreements.

On March 27, 2017, the Company issued 78,619 shares of its common stock with a grant date value of $32,119 for consulting services.

On March 28, 2017, the Company issued 37,500 shares of its common stock with a grant date value of $19,125 to an employee per his employment agreement.

On April 21, 2017, the Company issued 26,738,445 shares of its common stock with a grant date value of $14,975,935 to certain Benchmark Builders Inc. shareholders in conjunction with the acquisition of Benchmark.

15. CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND CASH FLOWS FOR THE THREE MONTHS ENDED DECEMBER 31, 2014

For the Three Months Ended
December 31, 2014
(unaudited)

Revenues, net of discounts	$2,944,035
Cost of revenues	1,718,238
Gross Profit	1,225,797

Operating Expenses
Compensation expense - selling, general, and administrative	293,575
Selling, general and administrative expenses	359,280
Travel expense	60,530
Occupancy costs	37,558
Total Operating Expenses	750,943
Operating (Loss) Income	474,854

Other Income (Expense)
Interest expense	(263,197)
Other (expense) income	7,997
Total Other Income (Expense)	(255,200)

Net Income	219,654

Preferred stock dividends	(19,890)
Net Income attributable to common shareholders	$199,764

Earnings per share:
Basic	$.10
Diluted	$.10

Weighted average number of common shares outstanding:
Basic	1,999,354
Diluted	2,062,395

	For the Three Months Ended
	December 31,
	2015	2014 (unaudited)
Cash flows from operating activities:
Net income	$546,171	$219,654
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred financing costs	72,876	-
Stock incentive expense to employees	342,743	-
Depreciation and amortization	96,698	9,562
Amortization of original issue discount	36,448	-
Gain on extinguishment of senior debt	(3,431,533)	-
Payment in kind interest-senior debt	48,682	-
Changes in operating assets and liabilities:
Accounts receivable	(231,035)	(887,302)
Other current assets	4,977	59,020
Accounts payable and accrued liabilities	1,076,170	199,496
Net cash used in operating activities	(1,437,803)	(399,570)

Cash flows from investing activities:
Purchases of property and equipment	(94,358)	(153,893)
Restricted cash account	(3,003,226)	-
Net cash used in investing activities	(3,097,584)	(153.893)

Cash flows from financing activities:
Payments on factor lines of credit, net	(600,554)	-
Proceeds from issuance of notes payable	8,000,000	-
Payments on notes payable	(2,194,376)	(6,419)
Proceeds from issuance of notes payable-related parties	62,226	-
Proceeds from repayment of subscriptions receivable	140,000	600,000
Payment of deferred financing costs prior to closing	(874,516)	-
Net cash provided by financing activities	4,532,780	593,581

Net change in cash	(2,607)	40,118
Cash, beginning of period	207,740	1,254
Cash, end of period	$205,133	$41,372
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$264,865	$94,443

Non-cash financing activities:
Notes payable issued to finance equipment purchases	$1,127,797	$94,169
Unpaid subscription for preferred shares	$-	$783,672
Repayment subscription receivable	$5,000	$60,000
Issuance of notes payable	$288,000	$-
Common stock issued for legal settlement	$5,120	$-
Common stock issued for notes payable	$139,701	$-
Preferred stock issued for notes payable	$25,000	$-
Accrued dividends, preferred stock	$19,890	$19,890

