Form 10-Q
period 2017-03-31
FTE Networks, Inc.
filed 2017-05-25
CIK 1122063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017.

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

As of May 24, 2017, there were 127,290,071 shares of FTE Networks, Inc. common stock, $0.001 par value issued outstanding.

FTE NETWORKS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

FTE NETWORKS, INC. AND SUBSIDIARIES CONDENSED

CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Current Assets:
Cash	$2,330	$1,411,612
Accounts receivable, net	9,984,873	7,019,576
Other current assets	3,649,047	2,833,311
Total Current Assets	13,636,250	11,264,499

Property and equipment, net	4,300,125	3,466,519
Total Assets	$17,936,375	$14,731,018

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$2,332,805	$2,357,334
Due to related parties	190,248	99,860
Accrued expenses and other current liabilities	3,507,893	3,202,105
Notes payable, current portion	5,430,565	3,443,562
Notes payable, related parties, current portion	791,158	791,158
Warrant derivative liability	3,357,000	594,000
Total Current Liabilities	15,609,669	10,488,019

Notes payable, non-current portion	7,300,332	6,530,035
Senior note payable, non-current portion, net of original issue discount and deferred costs	5,081,634	7,576,440

Total Liabilities	27,991,635	24,594,494
Temporary Equity:
Common stock; $0.001 par value, subject to put provision, 200,000,000 shares authorized and 11,106,880 and 11,106,880 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	437,380	437,380
Total Temporary Equity	437,380	437,380

Commitments and contingencies

Stockholders’ Deficiency:
Preferred stock; $0.01 par value, 5,000,000 shares authorized:
Series A convertible preferred stock, stated value $1,000, 4,500 shares designated and 500 shares issued and outstanding at March 31, 2017 and December 31, 2016 (liquidation preference $1,447,200)	5	5
Series A-1 convertible preferred stock, stated value $1,000, 1,000 shares designated and 295 shares issued and outstanding at March 31, 2017 and December 31, 2016 (liquidation preference $892,133)	3	3
Common stock; $0.001 par value, 200,000,000 shares authorized and 88,402,369 and 78,019,872 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	88,402	78,019
Additional paid-in capital	17,483,646	11,500,477
Shares to be issued	615,000	-
Subscriptions receivable	(5,658,489)	(2,828,997)
Accumulated deficit	(23,021,207)	(19,050,363)
Total Stockholders’ Deficiency	(10,492,640)	(10,300,856)
Total Liabilities and Stockholders’ Deficiency	$17,936,375	$14,731,018

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTE NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,
	2017	2016

Revenues, net of discounts	$5,085,932	$2,093,392
Cost of revenues	2,678,402	1,313,005
Gross Profit	2,407,530	780,387

Operating Expenses
Compensation expense-selling, general and administrative	1,187,046	534,573
Selling, general and administrative expenses	974,597	558,337
Travel expense	99,591	79,568
Occupancy costs	112,927	160,443
Transaction expenses	10,500	-
Total Operating Expenses	2,384,661	1,333,205
Operating Income (Loss)	22,869	(552,818)

Other (Expense) Income
Interest expense	(734,224)	(486,444)
Amortization of debt discount	(397,221)	(109,315)
Change in warrant fair market valuation	(2,199,700)	-
Other (expense) income	(99,268)	84,108
Incentive expense for investor	-	(35,186)
Financing costs	(563,300)	-
Total Other (Expense) Income	(3,993,713)	(546,537)

Net Loss	(3,970,844)	(1,099,355)

Preferred stock dividends	(19,891)	(19,890)
Net Loss attributable to common shareholders	$(3,990,735)	$(1,119,245)

Loss per share:
Basic and diluted	$(0.04)	$(0.48)

Weighted average number of common shares outstanding:
Basic and diluted	91,940,361	2,319,311

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTE NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(unaudited)

	Series A		Series A-1		Common		Paid in	Subscription	Shares to	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	be Issued	Deficit	Equity
12/31/2016 Shares/Amounts	500	$5	295	$3	78,019,872	$78,019	$11,500,477	$(2,828,997)	-	$(19,050,363)	$(10,300,856)
Common Shares to Settle Legal Matter	-	-	-	-	20,892	21	12,514	-	-	-	12,535
Common Shares Sold to Investors	-	-	-	-	44,166	44	18,956	-	-	-	19,000
Common Shares Issued to Consultants	-	-	-	-	726,119	726	330,893	-	-	-	331,619
Common Shares Issued to Employees	-	-	-	-	3,083,017	3,083	3,040,559	(3,043,642)	-	-	-
Common Shares Issued to Senior Lender	-	-	-	-	6,420,020	6,420	2,561,588	-	-	-	2,568,008
Common Shares Issued to Settle Debt	-	-	-	-	88,283	89	38,550	-	-	-	38,639
Record stock compensation	-	-	-	-	-	-	-	214,150	-	-	214,150
Shares to be issued	-	-	-	-	-	-	-	-	615,000	-	615,000
Accrued Dividends -Preferred Stock	-	-	-	-	-	-	(19,891)	-	-	-	(19,891)
Net Loss										(3,970,844)	(3,970,844)
3/31/2017 Amounts	500	$5	295	$3	88,402,369	$88,402	$17,483,646	$(5,658,489)	$615,000	$(23,021,207)	$(10,492,640)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTE NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended
	March 31,
	2017	2016

Cash flows from operating activities:
Net Loss	(3,970,844)	(1,099,355)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Amortization of deferred financing costs	397,221	109,315
Financing costs	563,300	-
Depreciation expense	138,012	109,581
Amortization of original issue discount	45,673	54,672
Payment in kind interest-senior debt	84,065	80,684
Stock incentive expense to investor	-	35,186
Stock compensation expense	214,150	-
Recovery of bad debts	(33,837)	-
Change in fair value of warrant derivative liability	2,199,700	-
Changes in operating assets and liabilities:
Accounts receivable	(2,931,459)	(1,254,109)
Other current assets	(484,117)	(474,177)
Due to related party	90,388	-
Accounts payable and accrued liabilities	273,902	349,883
Net cash (used in) operating activities	(3,413,846)	(2,088,320)

Cash flows from investing activities:
Purchases of property and equipment	(971,618)	(14,619)
Restricted cash account	-	2,252,522
Net cash (used in) provided by investing activities	(971,618)	2,237,903

Cash flows from financing activities:
Proceeds from issuance of notes payable	2,946,945	-
Payments on notes payable	(344,763)	(263,838)
Proceeds from issuance of notes payable-related parties	-	96,080
Payments on notes payable-related parties	-	(32,325)
Payment of deferred financing costs	(260,000)
Proceeds for shares to be issued	615,000	-
Net proceeds from sale of common stock	19,000	-
Net cash provided by (used in) financing activities	2,976,182	(200,083)

Net change in cash	(1,409,282)	(50,500)
Cash, beginning of period	1,411,612	205,133
Cash, end of period	$2,330	$154,633

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$734,224	$459,592

Non-cash financing activities:
Notes payable issued to finance equipment purchases	$-	$164,780
Common stock shares issued for notes payable and other debt	$38,639	$-
Issuance of notes to settle accrued litigation	$12,535	$146,000
Issuance of notes to settle accounts payable	$-	$123,148
Accrued dividends, preferred stock	$19,891	$19,890
Preferred shares issued investor incentive	$-	$533
Common shares issued to senior lender	$2,568,008	$-
Common shares issued to employees under employment agreement for future services	$3,043,642	$-
Common shares issued to consultants	$331,619	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. DESCRIPTION OF BUSINESS AND HISTORY

Overview

FTE Networks, Inc. (FTNW), and its wholly owned subsidiaries, is a leading international networking infrastructure service solutions company. The Company designs, builds, and supports telecommunications and technology systems and infrastructure services for Fortune 500 companies operating four (4) telecommunication segments; Data Center Infrastructure, Fiber Optics, Wireless Integration, and Surveillance & Security. FTE Networks is headquartered in Naples, Florida, with offices throughout the United States and Europe.

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

FTE Network Services and FTE Wireless Service, LLC are reported in the Company’s telecommunications segment. FVP Worx represents the Company’s staffing segment. The Company will not include segment reporting per ASC 280 as the revenue, profit and loss, and assets of the staffing segment are immaterial for both the three months ended March 31, 2017 and 2016.

Stock Purchase Agreement

On March 9, 2017, the Company, entered into a Stock Purchase Agreement (the “Purchase Agreement”) with (i) Benchmark Builders, Inc. (“Benchmark”), and (ii) each of Benchmark’s stockholders. On April 20, 2017 (the “Closing Date”), FTE Networks, Inc. (“FTE Networks”) acquired all of the issued and outstanding shares of common stock (the “Benchmark Shares”) of Benchmark, a privately held New York corporation from each of its stockholders (collectively, the “Sellers”), pursuant to the Stock Purchase Agreement, dated as of March 9, 2017, by and among FTE Networks, Benchmark, and the Sellers (the “Purchase Agreement”), as amended by Amendment No. 1 to Stock Purchase Agreement, dated as of the Closing Date (the “Purchase Agreement Amendment” and together with the Purchase Agreement, the “Amended Purchase Agreement”). FTE Networks, Benchmark, and the Sellers, entered into the Purchase Agreement Amendment in order to address certain changes in the purchase price as set forth in the Purchase Agreement. As described in FTE Networks’ Current Report on Form 8-K filed with filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2017, the Purchase Agreement provided that the consideration to the Sellers for the Benchmark Shares would consist of (i) $55,000,000 in cash consideration, (ii) an aggregate of 17,825,350 shares of the Company’s common stock, and (iii) promissory notes in the aggregate amount of $10,000,000 to the Sellers. The Purchase Agreement Amendment has, inter alia, modified the purchase price set forth in the Purchase Agreement to consist of (i) cash consideration of approximately $17,250,000, subject to certain prospective working capital adjustments (the “Cash Consideration”),approximately $10 million cash provided by Lateral and $7 million provided by certain of the sellers, (ii) 26,738,445 shares of FTE Networks’ common stock (the “FTE Shares”), (iii) convertible promissory notes in the aggregate principal amount of $12,500,000 to certain stockholders of Benchmark (the “Series A Notes”, which mature on April 20, 2019), (iv) promissory notes in the aggregate principal amount of $30,000,000 to certain stockholders of Benchmark (the “Series B Notes”, which mature on April 20, 2020) and (v) promissory notes in the aggregate principal amount of $7,500,000 to certain stockholders of Benchmark (the “Series C Notes”, which mature on October 20, 2018, and together with the Series A Notes and the Series B Notes, the “Notes”) in the Amended Purchase Agreement. Additionally, Lateral amended its existing credit facility to provide for the approximate $10 million cash and to restructure the existing debt, which now has a maturity date of March 30, 2019.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements and these notes should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Annual Report”). The condensed consolidated balance sheet data as of March 31, 2017 included does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for audited financial statements. The unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures, including critical and significant accounting policies, normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Results of operations and cash flows for interim periods presented in the unaudited condensed consolidated financial statements are not necessarily indicative of results of operations and cash flows for the full fiscal year.

Liquidity - The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2017, the Company has an accumulated deficit of $23 million. In addition, the Company has negative working capital of $2 million as of March 31, 2017. On April 20, 2017, in conjunction with the acquisition of Benchmark, Lateral amended its existing credit facility to provide for approximately $10.1 million towards the cash purchase price, and extended the maturity date of the existing credit facility to March 31, 2019. Additionally, the Company, in conjunction with the Benchmark acquisition, took on approximately $50 million dollars of debt, $12,500,000 which matures on April 20, 2019, $30,000,000 which matures on April 20, 2020, and $7,500,000 which matures on October 20, 2018. With Benchmark’s 2016 annual revenues of $386 million and a backlog as of March 31, 2017 of $216 million, combined with the Company’s backlog as of March 31, 2017 of $32.5 million, the Company believes that it has the ability to support this additional debt and fund all current operations, thereby mitigating this uncertainty. However, if needed, there is no assurance that additional financing will be available or that management will be able to obtain and close financing on terms acceptable to the Company, enter into an acceptable installment plan with the IRS, which is scheduled to be presented in the third quarter of 2017, or whether the Company will become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds or generate positive operating cash flow, it will have to develop and implement a plan to further extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Reclassifications - Certain prior period balances have been reclassified in order to conform to current period presentation. The Company recently, in conjunction with the Benchmark acquisition, refinanced its senior debt and the maturity was extended to March 31, 2019. At the time of filing its Annual Report, the Company inadvertently did not reclassify approximately $4,168,000 of senior debt that had been included in short term notes. In as much as such debt was refinanced prior to the issuance of its Annual Report, it should have been presented as long term. These reclassifications had no effect on previously reported results of operations or loss per share or total liabilities.

	As Reported	As Restated
Current Liabilities	$14,655,792	$10,488,019
Long Term Liabilities	$9,938,702	$14,106,475
Total Liabilities	$24,594,494	$24,594,494

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

Revenue and Cost of Goods Sold Recognition - Generally, including for the staffing business, revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price to the buyer is fixed or determinable, and (4) collectability is reasonably assured. Revenue in the telecommunication segment is principally all derived from construction projects performed under master and other service agreements as well as from contracts for specific projects or jobs requiring the construction and installation of an entire infrastructure system or specified units within an entire infrastructure system. The Company provides services under unit price or fixed price master service or other service agreements under which the Company furnishes specified units of service for a fixed price per unit of service and revenue is recognized upon completion of the defined project due to its short term nature. Revenue from fixed price contracts provides for a fixed amount of revenue for the entire project, subject to certain additions for changed scope or specifications. Such contracts provide that the customer accept completion of progress to date and compensate the Company for services rendered, which may be measured in terms of costs incurred, units installed, hours expended or some other measure of progress. Contract costs include all direct materials, labor and subcontracted costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and the operational costs of capital equipment. Much of the materials associated with the Company’s work are customer-furnished and are therefore not included in contract revenue and costs.

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

The Company may incur costs subject to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. Management determines the probability that such costs will be recovered based upon engineering studies and legal opinions, past practices with the customer, specific discussions, correspondence or preliminary negotiations with the customer. The Company treats such costs as a cost of contract performance in the period incurred if it is not probable that the costs will be recovered, or defers costs and/or recognizes revenue up to the amount of the related cost if it is probable that the contract price will be adjusted and can be reliably estimated. As of March 31, 2017 and 2016, such amounts were not material. The Company actively engages in substantive meetings with its customers to complete the final approval process, and generally expects these processes to be completed within one year. The amounts ultimately realized upon final acceptance by its customers could be higher or lower than such estimated amounts.

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

Basic and Diluted Loss Per Share - The basic net loss per share is computed by dividing the net loss (the numerator) by the weighted average number of common shares outstanding for the period (the denominator). Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares and potential common shares outstanding (if dilutive) during each period. Potential common shares include warrants and preferred stock. The number of potential common shares outstanding relating to warrants and preferred stock is computed using the treasury stock method. For the periods presented, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. Comparative data for the previous period has been adjusted to reflect the 1 for 20 reverse split effectuated May 26, 2016.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The following securities are excluded from the calculation of weighted average dilutive common shares because they are not currently convertible, or because their inclusion would have been anti-dilutive:

	For the Three Months Ended
	March 31,
	2017	2016
Convertible preferred stock, Series A	667,169	667,169
Convertible preferred stock, Series A-1	393,645	393,645
Convertible preferred stock, Series D [1]	-	39,883,500
Convertible preferred stock, Series F [1]	-	19,415,460
Warrants	20,498,126	-

Total potentially dilutive shares	21,558,940	60,359,774

[1]	The Series D and Series F preferred shares are convertible at a rate of 400 pre-split shares of common stock for each share of preferred stock but not until the Company has effected a sufficient increase in the authorized common shares. The Series D and Series F preferred shares were mandatorily converted to common shares at a ratio of 1 to 20 when the reverse split of common shares was effectuated on May 26, 2016.

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

The Company’s customer base is highly concentrated. As of March 31, 2017, the Company’s largest customer, an innovative communications service provider, Customer M, represented 70%, of accounts receivable. As of December 31, 2016, the Company’s largest customer, Customer M, represented 66%, of accounts receivable.

Revenue may significantly decline if the Company were to lose one or more of its significant customers. During the three months ended March 31, 2017 the Company generated revenue by one major customer, Customer M representing 78% of revenue. For the three months ended March 31, 2016, the Company generated revenue from three customers, customers K, J, and L representing 18%, 18% and 16% of revenue, respectively.

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

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3. OTHER CURRENT ASSETS

Other current assets consist of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016

Other receivables, net of reserve of $150,000 as of March 31, 2017 and December 31, 2016	$1,232,554	$1,232,555
Prepaid contract costs for work in process	322,816	409,038
Prepaid consulting fees	331,619	-
Prepaid operating expenses	1,762,058	1,191,718
TOTAL	$3,649,047	$2,833,311

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of March 31, 2017 and December 31, 2016, Accrued Expenses and Other Current Liabilities were comprised of the following:

	March 31, 2017	December 31, 2016
Accrued interest payable[1]	$439,817	364,805
Accrued dividends payable	550,585	530,694
Accrued compensation expense[2]	2,490,527	2,299,738
Other accrued expense	26,964	6,868
Accrued expenses, current	$3,507,893	3,202,105

[1]	Accrued interest payable includes approximately $300,000 of estimated penalties and interest associated with the unpaid payroll taxes as of March 31, 2017 and December 31, 2016, respectively.

[2]	Accrued compensation expense includes $1,863,031 of unpaid payroll taxes for the period ended March 31, 2017 and December 31, 2016, respectively.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6. NOTES PAYABLE

	March 31, 2017	December 31, 2016
Vendors Notes (Unsecured)
Long term vendor Notes (“Vendor Notes”) issued to settle litigation bearing interest rates between 0% and 6% per annum. Terms range from 1 to 48 months.	$1,231,100	1,336,517

Other Notes Payable

Notes were refinanced in conjunction with the senior debt and Benchmark acquisition.	5,894,619	5,094,116
Less deferred financing costs	(723,586)	(926,343)
Total other note payable, net	5,171,033	4,167,773

Notes payable bearing interest at a stated rate between 10% and 12% per annum. Terms range from 1 to 12 months.	4,078,276	2,000,000
Less: Original Issue Discount	(57,500)	-
Total Notes Payable	$4,020,776	$2,000,000

Equipment Notes

Obligations under capital leases, bearing interest rates between 4.1% and 8.2% per annum, secured by equipment having a value that approximates the debt value. Terms range from 48 to 60 months.	868,680	960,549
Various Equipment notes, bearing interest rates between 2% and 41% per annum, secured by equipment having a value that approximates the debt value. Terms range from 36 to 72 months.	1,439,308	1,508,758
Total Notes payables	$12,730,897	$9,973,597
Less: Current portion	$(5,430,565)	$(3,443,562)
Total Notes non-current portion	$7,300,332	$6,530,035

7. SENIOR DEBT

On October 28, 2015, the Company, through its main operating entity Jus-Com, Inc. entered into an $8 million dollar senior credit facility. The facility has a two year term, and calls for interest payments in the amount of 12%, paid quarterly in arrears. Additionally, there is a “payment in kind” (PIK) provision which calls for a 4% per annum increase in the principal balance monthly. The facility is a senior credit facility, and is secured by principally all assets of the Company. The uses of the senior facility are to retire the existing senior debt and related accrued interest through a tender offer, retire the factoring line of credit, pay certain senior loan closing costs, settle certain pending litigation, and provide working capital to the Company. A “blocked” bank deposit account, controlled by the lender, was also initially established in the amount of $3,000,000 to be held for future advances. The Company is prohibited from an early payoff of the facility until October 28, 2017. There are several affirmative and negative covenants the Company must comply with, such as minimum bank account balances, minimum EDITDA thresholds, capital expenditures, leverage ratio, and debt service coverage ratio. As a condition of the facility, the Company issued 163,441 shares of its Series D preferred stock and 391,903 shares of its Series F preferred stock to the lender. As a result of a market valuation performed on this transaction by a qualified third party valuation firm, an original issue discount of $437,380 was determined, which will be amortized on a straight line method, which approximates the interest rate method, over a twenty four month period to interest expense. During the period ended December 31, 2016, $249,018 was included in amortization of debt discount, and $236,914 remained unamortized as of December 31, 2016. On April 5, 2016, the Company entered into an amendment agreement to its existing credit facility with Lateral, amending the original credit agreement signed October 28, 2015. The agreement amends select provisions of the original credit agreement, including equity raises and changes to certain financial and operational covenants. On September 30, 2016, the Company entered into a second amendment agreement to its existing credit facility, maturing October 28, 2017, amending the original credit agreement signed October 28, 2015. The agreement was amended solely to consolidate a series of short term bridge loans granted to the company from time to time during the second and third quarter of 2016 into a $2.5 million loan, which matures on April 30, 2017. The second amendment also amended the covenants related to consolidated EBITDA consolidated leverage, consolidated debt service, SG&A expenses, and compensation expense. On April 20, 2017, in conjunction with the acquisition of Benchmark Builders Inc, Lateral amended its existing credit facility to provide for approximately $10.1 million towards the cash purchase price, combining this new advance with the existing debt, extending the maturity date of the combined facility to March 31, 2019.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Senior Debt Disclosure

On October 28, 2015 the Company entered into a credit agreement, pursuant to which the Company received $8,000,000. The funds were disbursed as follow $6,000,000 and $2,000,000 on October 28, 2015 and November 11, 2015 respectively. The interest rate used is 12% per annum, also required to make 4% PIK payments, which is booked monthly as an increase to the senior debt balance.	$8,462,577	8,378,512
Less: Original issue discount	(127,569)	(182,242)
Less: Deferred financing cost	(3,253,374)	(619,830)
Total Senior Debt, non-current portion	$5,081,634	7,576,440

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8. COMMITMENTS AND CONTINGENCIES

Property Lease Obligations

Rental expense, resulting from property lease agreements was $115,110 and $125,777 for the three months ending March 31, 2017 and March 31, 2016, respectively.

Following is a schedule by years of future minimum payments required under leases obligations with initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2017:

2017 (Remaining)	$355,700
2018	450,103
2019	367,380
2020	328,757
2021	334,134
Thereafter	131,195
Total Lease Obligations	$1,967,269

Accrued Litigation Expense

Legal Matters - The Company is involved in litigation claims arising in the ordinary course of business. Legal fees and other costs associated with such actions are expensed as incurred. In addition, the Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. The Company reserves for costs relating to these matters when a loss is probable and the amount can be reasonably estimated. There have been no material developments in any legal proceedings since the disclosures contained in the Company’s Form 10-K for the year ended December 31, 2016.

Related Party Advances

Through March 31, 2017, the Chief Executive Officer (CEO) provided cash advances witnessed by an interest bearing note, these advances totaled 310,159 as of March 31, 2017 and December 31, 2016, and are included as part of notes payable-related party. In addition, from time to time, advances for the Company’s benefit on credit cards for which the CEO is personally liable for, aggregating $533,856. The Company entered into several secured equipment financing arrangements with total obligations of approximately $265,000 as of March 31, 2017 that required the guaranty of a Company officer, which was provided by the CEO.

The Chief Financial Officer personally guaranteed several secured equipment financing arrangements with total obligations of approximately $298,000 as of March 31, 2017. Additionally, the Chief Financial Officer provided $150,000 cash, which is included as part of due to related parties as of March 31, 2017. and a personal credit card account for the purchase of goods and services by FTE. While these credit card balances are reflected in the Company’s books and records, the CFO is personally liable for the payment of the entire amount of the open credit obligation, which was approximately $57,525 as of March 31, 2017.

9. STOCKHOLDERS’ EQUITY

Dividends

Dividend charges recorded during the three months ended March 31, 2017 and 2016 are as follows:

	For the three Months Ended
	March 31,
	2017	2016

Series
A	$12,510	$12,510
A-1	7,381	7,380
Total	$19,891	$19,890

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Accrued dividends payable at March 31, 2017 and December 31, 2016 are comprised of the following:

	March 31, 2017	December 31, 2016
Series
A	$322,200	$304,129
A-1	228,385	226,565
Total	$550,585	$530,694

9. STOCKHOLDERS’ EQUITY, continued

Warrants and Derivative Warrant Liability

The Company accounts for common stock warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreement. Stock warrants are accounted for as derivative liabilities if the warrants allow for cash settlement or provide for modification of the warrant exercise price in the event subsequent sales of common stock by the Company are at a lower price per share than the then-current warrant exercise price. The Company classifies derivative warrant liabilities on the balance sheet at fair value, and changes in fair value during the periods presented in the statement of operations, which is revalued at each balance sheet date subsequent to the initial issuance of the stock warrant. As of March 31, 2017, the following warrants were outstanding:

Issued to	Amount	Issue Date	Expiration Date	Exercise Price
Term Note Lender(1)	2,343,750	9/30/2016	9/30/2021	0.80
Investment Bank	1,969,837	12/9/2012	12/9/2019	0.20
Investment Bank	2,434,539	10/31/2014	10/31/2021	0.20
Equity Investors	2,487,000	9/8/2016	9/8/2021	0.80
Equity Investors	2,423,688	9/29/2016	9/29/2021	0.80
Equity Investors	2,589,312	10/12/2016	10/12/2021	0.80
Term Note Lender (1)	2,500,000	11/11/2016	11/11/2021	0.40
Term Note Lender (1)	3,750,000	1/3/2017	1/3/2012	0.40
	20,498,126

(1)	Warrant was determined to be a derivative subject to fair value accounting and is booked as a warrant liability.

A summary of the warrant activity during the three months ended March 31, 2017 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Warrants	Price	Life in Years	Value
Outstanding, December 31, 2016	16,748,126	$0.55	4.6	$3,435,494
Issued	3,750,000	0.40	4.8	1,387,500
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding, March 31, 2017	20,498,126	$.55	4.4	$4,822,994
Exercisable, March 31, 2017	20,498,126	$.55	4.4	$4,822,994

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

9. STOCKHOLDERS’ EQUITY, continued

The Company has assessed its outstanding equity-linked financial instruments issued with the term loans cited in Footnote 6 and has concluded that the warrants are subject to derivative accounting as a result of certain anti-dilution provisions contained in the warrants. The fair value of these warrants at issuance are classified as a loan fee and are being amortized over the life of the loan. The fair value of these warrants is classified as a liability in the financial statements, with the change in fair value during the future periods being recorded in the statement of operations.

The following table summarizes the calculated aggregate fair values for the warrant derivative liabilities using the Lattice Model method based on the following assumptions:

	January 2017	January 2017	November 2016	September 2016
	Warrants at	Warrants as of	Warrants as of	Warrants as of
	Inception	March 31, 2017	March 31, 2017	March 31, 2017
Risk free rate	1.94%	1.913%	1.907%	1.904%
Volatility	37.46%	37.31%	37.37%	37.08%
Dividends	0	0	0	0
Time to maturity	5 years	4.76 years	4.62 years	4.50 years
Fair value per share price	.1502	.4448	.4427	.2484
Fair value of warrants	563,300	1,668,000	1,106,800	582,200
Market price on date of issuance	0.41

These warrants are Level 3 valuation which were issued and measured on March 31, 2017.

The following table summarizes the change in fair value of the warrants from December 31, 2016 through March 31, 2017.

	Fair value			Fair value
	as of	New	Change in Fair Value	as of
	12/31/2016	Issuances	gain (loss)	3/31/2017
Investor warrants (9/30/16)	$(169,700)	$-	$(412,500)	$(582,200)
Investor warrants (11/11/16)	$(424,300)	$-	$(682,500)	$(1,106,800)
Investor warrants (1/3/17)	$-	$(563,300)	$(1,104,700)	$(1,668.000)
Totals	$(594,000)	$(563,300)	$(2,199,700)	$(3,357,000)

Subscription Receivable

During the three months ended March 31, 2017 the Company issued 3,083,017 shares of common stock that were subject to certain vesting requirements, with a fair value of $3,043,642. As of March 31, 2017, 2,768,867 shares of such shares that were issued to employees with a fair value of $2,829,492 remain unvested. Because these common shares are subject to forfeiture if the employees are no longer employed with the company at the end of their employment agreements, their unvested value is carried in subscriptions receivable within stockholders equity.

Equity Transactions

During the three months ended March 31, 2017, the Company issued 20,892 shares of its common stock with a fair value of $12,535 for settlement of a legal matter.

During the three months ended March 31, 2017, the Company issued 44,166 shares of its common stock to individual investors, which resulted in net proceeds to the Company of $19,000.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

During the three months ended March 31, 2017, the Company issued 726,119 shares of its common stock with a fair value of $331,619 pursuant to consulting agreements.

During the three months ended March 31, 2017, the company received $615,000 of proceeds subject to the issuance of shares.

During the three months ended March 31, 2017, the Company issued 6,420,020 shares of its common stock with a fair value of $2,568,008 to its senior lender in conjunction with the refinancing of the senior debt on April 20, 2017 in conjunction with the Benchmark acquisition.

During the three months ended March 31, 2017, the Company issued 88,283 shares of its common stock with a fair value of $38,639 to settle debt.

10. SUBSEQUENT EVENTS

Benchmark Builders, Inc. Acquisition

On March 9, 2017, the Company, entered into a Stock Purchase Agreement (the “Purchase Agreement”) with (i) Benchmark, and (ii) each of Benchmark’s stockholders. On April 20, 2017 (the “Closing Date”), FTE Networks, Inc. (“FTE Networks”) acquired all of the issued and outstanding shares of common stock (the “Benchmark Shares”) of Benchmark Builders, Inc., a privately held New York corporation (“Benchmark”) from each of its stockholders (collectively, the “Sellers”), pursuant to the Stock Purchase Agreement, dated as of March 9, 2017, by and among FTE Networks, Benchmark, and the Sellers (the “Purchase Agreement”), as amended by Amendment No. 1 to Stock Purchase Agreement, dated as of the Closing Date (the “Purchase Agreement Amendment” and together with the Purchase Agreement, the “Amended Purchase Agreement”). FTE Networks, Benchmark, and the Sellers, entered into the Purchase Agreement Amendment in order to address certain changes in the purchase price as set forth in the Purchase Agreement. As described in FTE Networks’ Current Report on Form 8-K filed with filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2017, the Purchase Agreement provided that the consideration to the Sellers for the Benchmark Shares would consist of (i) $55,000,000 in cash consideration, (ii) an aggregate of 17,825,350 shares of the Company’s common stock, and (iii) promissory notes in the aggregate amount of $10,000,000 to the Sellers. The Purchase Agreement Amendment has, inter alia, modified the purchase price set forth in the Purchase Agreement to consist of (i) cash consideration of approximately $17,250,000, subject to certain prospective working capital adjustments (the “Cash Consideration”),approximately $10 million cash provided by Lateral and $7 million provided by certain of the sellers, (ii) 26,738,445 shares of FTE Networks’ common stock (the “FTE Shares”), (iii) convertible promissory notes in the aggregate principal amount of $12,500,000 to certain stockholders of Benchmark (the “Series A Notes”, which mature on April 20, 2019), (iv) promissory notes in the aggregate principal amount of $30,000,000 to certain stockholders of Benchmark (the “Series B Notes”, which mature on April 20, 2020) and (v) promissory notes in the aggregate principal amount of $7,500,000 to certain stockholders of Benchmark (the “Series C Notes”, which mature on October 20, 2018, and together with the Series A Notes and the Series B Notes, the “Notes”) in the Amended Purchase Agreement. On April 20, 2017, in conjunction with the acquisition of Benchmark Builders Inc, Lateral amended the original credit agreement to provide for approximately $10.1 million towards the cash purchase price of the Benchmark acquisition, refinancing this new advance with the existing debt, extending the maturity date of the facility to March 31, 2019. In conjunction with the Benchmark acquisition, on April 28, 2017, the Board of Directors elected Fred Sacrimone to the Board until the Company’s next annual stockholder’s meeting or until his earlier resignation or removal.

On April 21, 2017, the Company issued 26,738,445 shares of its common stock with a fair value of $14,975,935 to certain Benchmark Builders Inc. shareholders in conjunction with the acquisition of Benchmark.

On April 21, 2017, the Company issued 877,194 shares of its common stock with a fair value of $500,000 for settlement of debt.

On May 9, 2017, the Company issued 29,605 shares of its common stock with a fair value of $11,250 for consulting services.

On May 9, 2017, the Company issued 50,000 shares of its common stock with a fair value of $25,000 for settlement of debt.

On May 16, 2017, the Company issued 66,000 shares of its common stock with a fair value of $49,500 for consulting services.

On May 16, 2017, the Company issued 10,280 shares of its common stock with a fair value of $5,140 for consulting services.

On May 16, 2017, the Company issued 9,298 shares of its common stock with a fair value of $3,998 for consulting services.

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

Critical Accounting Policies

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report 10-K filed with the Securities and Exchange Commission (“SEC”) on May 12, 2017. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

Discussion of Operation Results for the Three Months ended March 31, 2017 and 2016

Overview

For the three months ended March 31, 2017 and 2016, respectively, we reported consolidated net losses attributable to common shareholders of $3,990,735 and $1,119,245, reflecting an increase in net losses of $2,871,490 or 257%. For the three months ended March 31, 2017, we reported an operating profit of $22,869, compared to an operating loss of $552,818 for the three months ended March 31, 2016, and increase of $575,687 or 104%. The net loss attributable to common shareholders was primarily due to an increase in the loss of the fair market valuation of warrants of $2,199,700, a loss on the initial warrant valuation of $563,300, and interest expense of $734,224.

Revenues and Gross Profit

We had overall revenues of $5,085,932 for the three months ended March 31, 2017, as compared to revenues of $2,093,392 for the three months ended March 31, 2016, resulting in an increase in revenues of $2,992,540 or 143%. The increase in revenues is primarily attributable to recent new contracts entered into from sales and marketing efforts and expanded opportunities with existing customers. Additionally, our gross margin increased 10% from the three months ended March 31, 2017 of 47% compared to the gross margin of 37% for the three months ended March 31, 2016, primarily due to a greater utilization of personnel, along with a shift in revenue from outside plant revenue to higher margin inside plant revenue.

Operating Expenses

We reported operating expenses of $2,384,661 and $1,333,205 for the three months ended March 31, 2017 and 2016, respectively, representing an increase of $1,051,456 or 78%. Compensation expense increased due to the expansion of sales and marketing efforts, a one time increase in staffing for the acquisition, and continuing increases stock based compensation. Selling, general, and administrative expenses increased in the same comparative periods, due primarily to an increase in acquisition costs, legal, and accounting expense.

Other Income and Expense

Other income and expense increased by $3,447,176 during the three months ended March 31, 2017, when compared to the same period in the previous year, primarily due to a $2,199,700 change in warrant fair market value, financing costs of $563,300, and interest expense.

Liquidity and Capital Resources

Overview

As of March 31, 2017, the Company had an accumulated deficit of approximately $23 million. In addition, the Company has negative working capital of $2 million, which includes approximately $2.2 million of liabilities for unpaid payroll taxes and the related penalties and interest. In addition, during the three months ended March 31, 2017, cash provided from financing activities was $3.0 million, and cash used in operating activities was $3.4 million. As a result, the Company needed to regularly monitor its liquidity situation.

Cash Flows for the Three months ended March 31, 2017 and 2016

Cash Used in Operating Activities

Net cash used in operating activities was $3,413,846 during the three months ended March 31, 2017 as compared to cash used by operating activities of $2,088,320 during the three months ended March 31, 2016. For the three months ended March 31, 2017, cash used in operating activities was primarily attributable to the net loss, accounts receivable and other current assets, partially offset by accounts payable and the change in warrant valuation.

Cash Used in/Provided by Investing Activities

We used cash of $971,618 during the three months ended March 31, 2017, as compared to cash provided of $2,237,903 during the three months ended March 31, 2016. During the three months ended March 31, 2017, cash used by investing activities consisted principally of purchases of fixed assets. During the three months ended March 31, 2016, cash provided was derived from primarily the restricted cash account.

Cash Provided by/Used in Financing Activities

Cash provided by financing activities was $2,967,182 during the three months ended March 31, 2017, as compared to cash used of $200,083 during the three months ended March 31, 2016. During the three months ended March 31, 2017, cash provided by financing activities consisted principally of issuance of notes payable. During the three months ended March 31, 2016, cash used was derived from primarily payments of notes payable.

Management’s Liquidity Plans

On April 20, 2017, in conjunction with the acquisition of Benchmark, Lateral amended its existing credit facility to provide for approximately $10.1 million towards the cash purchase price, and extended the maturity date of the existing credit facility to March 31, 2019. Additionally, the Company, in conjunction with the Benchmark acquisition, took on approximately $50 million dollars of debt, $12,500,000 which matures on April 20, 2019, $30,000,000 which matures on April 20, 2020, and $7,500,000 which matures on October 20, 2018. With Benchmark’s 2016 annual revenues of $386 million and a backlog as of March 31, 2017 of $216 million, combined with the Company’s backlog as of March 31, 2017 of $32.5 million, the Company believes that it has the ability to support this additional debt and fund all current operations, thereby mitigating this uncertainty. However, if needed, there is no assurance that additional financing will be available or that management will be able to obtain and close financing on terms acceptable to the Company, enter into an acceptable installment plan with the IRS, which is scheduled to be presented in the third quarter of 2017, or whether the Company will become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds or generate positive operating cash flow, it will have to develop and implement a plan to further extend payables and reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Backlog

As of March 31, 2017, we had a backlog of unfilled contracts and master service agreements of approximately $32,500,000. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We may experience variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments that may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

As a smaller reporting company, we are not required to provide the information requested by paragraph (a)(5) of this Item.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2017, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2017.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of March 31, 2017 our internal controls over financial reporting were not effective at the reasonable assurance level.

As of March 31, 2017, management has not completed an effective assessment of the Company’s internal controls over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management has concluded that, during the period covered by this report, our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weaknesses set forth below in our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2017, there were no changes in our internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Legal Matters - The Company is involved in litigation claims arising in the ordinary course of business. Legal fees and other costs associated with such actions are expensed as incurred. In addition, the Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. There have been no material developments in any legal proceedings since the disclosures contained in the Company’s Form 10-K for the year ended December 31, 2016, at which time the Company provided for an accrual of $0.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 12, 2017, the Company issued 20,892 shares of its common stock with a fair value of $12,535 for settlement of a legal matter.

On January 12, 2017, the Company issued 37,500 shares of its common stock to an individual investor, which resulted in net proceeds to the Company of $15,000.

On January 18, 2017, the Company issued 300,000 shares of its common stock with a fair value of $123,000 pursuant to a consulting agreement.

On January 19, 2017, the Company issued 100,000 shares of its common stock with a fair value of $46,000 pursuant to a consulting agreement.

On January 20, 2017, the Company issued 50,000 shares of its common stock with a fair value of $25,000 pursuant to a consulting agreement.

On February 2, 2017, the Company issued 12,500 shares of its common stock with a fair value of $5,000 pursuant to a consulting agreement.

On February 7, 2017, the Company issued 70,000 shares of its common stock with a fair value of $35,000 pursuant to a consulting agreement.

On February 9, 2017, the Company issued 62,500 shares of its common stock with a fair value of $30,625 to an employee as part of his compensation.

On February 17, 2017, the Company issued 40,000 shares of its common stock with a fair value of $28,000 pursuant to a consulting agreement.

On February 24, 2017, the Company issued 25,000 shares of its common stock with a fair value of $12,500 pursuant to a consulting agreement.

On March 1, 2017, the Company issued 50,000 shares of its common stock with a fair value of $25,000 pursuant to a consulting agreement

On March 3, 2017, the Company issued 6,420,020 shares of its common stock with a fair value of $2,568,008 to its senior lender.

On March 7, 2017, the Company issued 83,143 shares of its common stock with a fair value of $36,583 to settle debt.

On March 7, 2017, the Company issued 6,666 shares of its common stock to an individual investor, resulting in net proceeds to the Company of $4,000.

On March 9, 2017, the Company issued 5,140 shares of its common stock with a fair value of $2,056 for settlement of debt.

On March 27, 2017, the Company issued 2,983,017 shares of its common stock to various employees with a fair value of $2,993,892 per their employment agreements.

On March 27, 2017, the Company issued 78,619 shares of its common stock with a fair value of $32,119 for consulting services.

On March 28, 2017, the Company issued 37,500 shares of its common stock with a fair value of $19,125 to an employee per his employment agreement.

On April 21, 2017, the Company issued 26,738,445 shares of its common stock with a fair value of $14,975,935 to certain Benchmark Builders Inc. shareholders in conjunction with the acquisition of Benchmark.

On April 21, 2017, the Company issued 877,194 shares of its common stock with a fair value of $500,000 for settlement of debt.

On May 9, 2017, the Company issued 29,605 shares of its common stock with a fair value of $11,250 for consulting services.

On May 9, 2017, the Company issued 50,000 shares of its common stock with a fair value of $25,000 for settlement of debt.

On May 16, 2017, the Company issued 66,000 shares of its common stock with a fair value of $49,500 for consulting services.

On May 16, 2017, the Company issued 5,140 shares of its common stock with a fair value of $2,570 for consulting services.

On May 16, 2017, the Company issued 5,140 shares of its common stock with a fair value of $2,570 for consulting services.

On May 16, 2017, the Company issued 9,298 shares of its common stock with a fair value of $3,998 for consulting services.

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

FTE Networks, Inc.

Date: May 24, 2017	By:	/s/ Michael Palleschi
Michael Palleschi
Chief Executive Officer

Date: May 24, 2017	By:	/s/ David Lethem
David Lethem
Chief Financial Officer

