Form 10-Q
period 2017-06-30
FTE Networks, Inc.
filed 2017-08-21
CIK 1122063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 21, 2017, there were 134,899,526 shares of FTE Networks, Inc. common stock, $0.001 par value issued outstanding.

FTE NETWORKS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

FTE NETWORKS, INC. AND SUBSIDIARIES CONDENSED

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	June 30, 2017	December 31, 2016	December 31, 2016
	(unaudited)		(Predecessor)
ASSETS
Current Assets:
Cash	$7,835	$1,412	$4,753
Accounts receivable, net	36,707	7,020	51,701
Costs and estimated earnings in excess of billings on uncompleted contracts	5,966	-	9,759
Other current assets	6,736	2,833	3,175
Total current assets	57,244	11,265	69,388

Property and equipment, net	5,556	3,467	23
Intangible assets, net	29,320	-	-
Goodwill	46,922	-	-

Total Assets	$139,042	$14,732	$69,411

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable	$22,255	$2,357	$50,714
Billings in excess of costs and estimated earnings on uncompleted contracts	15,380	-	5,043
Due to related parties	154	100	-
Accrued expenses and other current liabilities	6,609	3,204	5,700
Notes payable, current portion, net of original issue discount and deferred costs	12,012	3,444	-
Notes payable, related party	791	791	-
Warrant derivative liability	2,336	594	-
Total Current Liabilities	59,537	10,490	61,457

Notes payable, non-current portion	46,981	6,530	-
Senior note payable, non-current portion, net of deferred financing costs	19,951	7,576	-
Total Liabilities	126,469	24,596	61,457

Temporary Equity:
Common stock; $0.001 par value, subject to put provision, 200,000,000 shares authorized and 0 and 11,106,880 shares issued and outstanding at June 30, 2017 and December 31, 2016	-	437	-
Total Temporary Equity	-	437	-

Commitments and contingencies

Stockholders’ Equity (Deficiency):
Preferred stock; $0.01 par value, 5,000,000 shares authorized:
Series A convertible preferred stock, $1,000 stated value, 4,500 shares designated and 500 shares issued and outstanding at June 30, 2017 and December 31, 2016 (liquidation preference $1,447,200)	-	-	-

Series A-1 convertible preferred stock, $1,000 stated value, 1,000 shares designated and 295 shares issued and outstanding at June 30, 2017 and December 31, 2016 (liquidation preference $892,133)	-	-	-

Common stock; $0.001 par value, 200,000,000 shares authorized and 130,139,562 and 78,019,872 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	130	78	-
Common stock Predecessor; $1 par value; 10,000 shares authorized, issued and outstanding	-	-	10
Additional paid-in capital	43,011	11,500	-
Shares to be issued	2,201	-	-
Subscriptions receivable	(4,656)	(2,829)	-
Accumulated (deficit) earnings	(28,113)	(19,050)	7,944
Total Stockholders’ Equity (Deficiency)	12,573	(10,301)	7,954
Total Liabilities, Temporary Equity and Stockholders’ Equity (Deficiency)	$139,042	$14,732	$69,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTE NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share information)

					For the Three Months	For the Three Months	For the Six Months
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Ended March 31, 2017 [*]	Ended June 30, 2016	Ended June 30, 2016
	2017	2016	2017	2016	(Predecessor)	(Predecessor)	(Predecessor)

Revenues, net of discounts	$50,697	$3,163	$55,783	$5,256	$42,089	$133,260	$226,973
Cost of revenues	42,377	1,934	45,055	3,246	33,789	107,839	183,992
Gross Profit	8,320	1,229	10,728	2,010	8,300	25,421	42,981

Operating Expenses
Compensation expense, selling, general and administrative	4,169	566	5,356	1,100	5,671	7,283	13,398
Selling, general and administrative expenses	3,529	814	4,503	1,372	2,009	6,412	11,331
Amortization of intangible assets	589	-	589	-	-	-	-
Travel expense	191	87	291	166	22	30	57
Occupancy costs	280	197	394	360	160	153	202
Transaction expenses	1,409	-	1,419	-	-	-	-
Loss on sale of asset	429	-	472	-	-	-	-
Total Operating Expenses	10,596	1,664	13,024	2,998	7,862	13,878	24,988
Operating Income (Loss)	(2,276)	(435)	(2,296)	(988)	438	11,543	17,993

Other (Expense) Income
Interest income (expense)	(1,793)	(476)	(2,527)	(962)	5	2	47
Amortization of deferred financing costs and debt discount	(1,934)	(109)	(2,331)	(219)	-	-	-
Change in warrant fair market valuation	1,021	-	(1,179)	-	-	-	-
Other Income (Expense)	10	(39)	(46)	46	51	26	44
Incentive expenses for investors	-	-	-	(35)	-	-	-
Financing Costs	-	-	(563)	-	-	-	-
Total Other (Expense) Income	(2,696)	(624)	(6,646)	(1,170)	56	28	91
Income (Loss) before provision for local income taxes	(4,972)	(1,059)	(8,942)	(2,158)	494	11,571	18,084
Provision for local income taxes	121	-	121	-	240	1,141	1,688

Net Income (Loss)	(5,093)	(1,059)	(9,063)	(2,158)	254	10,430	16,396
Preferred stock dividends	(20)	(20)	(40)	(40)	-	-	-
Net Loss attributable to common shareholders	$(5,113)	$(1,079)	$(9,103)	$(2,198)	$254	$10,430	$16,396

Income (Loss) per share:
Basic and Diluted	$(0.04)	$(0.02)	$(0.08)	$(0.04)

Weighted average number of common shares outstanding
Basic and Diluted	124,736,287	53,192,406	107,645,345	53,192,406

[*] Activity for the period April 1, 2017 through April 20, 2017 was not material.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTE NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(unaudited)

(in thousands, except share and per share information)

	Series A		Series A-1		Common		Paid in	Subscription	Shares to	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	be Issued	Deficit	Equity
Balance as of December 31, 2016	500	$0	295	$0	78,019,872	$78	$11,500	$(2,829)	$-	$(19,050)	$(10,301)
Common Shares to Settle Legal Matter	-	-	-	-	20,892	-	14	-	-	-	14
Common Shares Sold to Investors	-	-	-	-	1,429,446	1	575	-	(550)	-	26
Common Shares Issued to Consultants	-	-	-	-	1,926,724	2	1,217	-	-	-	1,219
Common Shares Issued to Employees	-	-	-	-	4,017,011	4	3,791	(3,044)	-	-	751
Common Shares Reclassified from Temporary Equity	-	-	-	-	11,106,880	11	426	-	-	-	437
Common Shares Issued to Senior Lender	-	-	-	-	6,420,020	7	5,644	-	-	-	5,651
Common Shares Issued to Benchmark sellers	-	-	-	-	26,738,445	27	21,631	-	-	-	21,658
Common Shares Issued to Settle Debt	-	-	-	-	326,283	-	264	-	-	-	264
Common shares issued to investor relation firm	-	-	-	-	133,989	-	125				125
Record stock compensation	-	-	-	-	-	-	-	1,217	-	-	1,217
Shares to be issued	-	-	-	-	-	-	(2,136)	-	2,751	-	615
Accrued Dividends -Preferred Stock	-	-	-	-	-	-	(40)	-	-	-	(40)
Net Loss	-	-	-	-	-	-	-	-	-	(9,063)	(9,063)
Balance as of June 30, 2017	500	$0	295	$0	130,139,562	$130	$43,011	$(4,656)	$2,201	$(28,113)	$12,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTE NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

			For the Three	For the Six
	For the Six Months Ended June 30,		Months Ended March 31, 2017 [*]	Months Ended June 30, 2016
	2017	2016	(Predecessor)	(Predecessor)
Cash flows from operating activities:
Net income (loss)	$(9,063)	$(2,158)	$254	$16,396
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	2,331	219	-	-
Financing costs	563	-	-	-
Depreciation	289	237	5	-
Amortization of original issue discount	182	109	-	-
Amortization of intangible assets	2,310	-	-	-
Payment in kind interest - Senior debt	446	163	-	-
Stock based compensation	1,970	190	-	-
Provision for bad debts	300	-	-	14
Change in fair value of warrant derivative liability	1,179	-	-	-
Loss on sale of asset	472	-	-	-
Changes in operating assets and liabilities:	-	-	-	-
Accounts receivable	(13,961)	(2,653)	37,076	(30,940)
Other current assets	(423)	(288)	(1,061)	2,809
Due to related party	54	-	-	-
Accounts payable and accrued liabilities	5,818	565	(37,498)	353
Billings in excess of costs and estimated earnings on uncompleted contracts	8,617	-	5,514	32,429
Net cash provided by (used in) operating activities	1,084	(3,616)	4,290	21,061

Cash flows from investing activities:
Net cash paid for Benchmark Builders, Inc. acquisition	(14,834)	-	-	-
Purchase of property and equipment	(2,391)	(114)	(28)	(3)
Proceeds Investments / Restricted Cash	-	2,873	-	-
Net cash (used in) provided by investing activities	(17,225)	2,759	(28)	(3)

Cash flows from financing activities:
Proceeds from issuance of notes payable, net	4,728	275	-	-
Payments on notes payable	(1,305)	(446)	-	-
Proceeds from issuance of senior notes payable, net	11,000	-	-	-
Proceeds from series C notes	7,500	-	-	-
Proceeds from issuance of notes payable -related parties	-	176	-	-
Payments on notes payable - related parties	-	(32)	-	-
Payment of deferred financing costs	-	(21)	-	-
Proceeds for shares to be issued	615	-	-	-
Distributions to stockholders	-	-	(6,599)	(11,894)
Net proceeds from sale of common stock	26	-	-	-
Proceeds from sale of preferred stock	-	775	-	-
Net cash provided by (used in) financing activities	22,564	727	(6,599)	(11,894)

Net change in cash	6,423	(130)	(2,337)	9,164
Cash, beginning of period	1,412	205	4,753	14,021
Cash, end of period	$7,835	$75	$2,416	$23,185

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,528	$644	$-	$-
Cash paid for income taxes	$173	$-	$68	$242

Non-cash investing and financing activities:
Issuance of notes payable for the purchase of fixed assets	$-	$631	$-	$-
Common stock shares issued to settled legal matter	$14	$-	$-	$-
Common stock shares issued for notes payable and other debt	$264	$10	$-	$-
Common shares issued to senior lender	$5,651	$-	$-	$-
Issuance of notes to settle accrued litigation	$-	$146	$-	$-
Issuance of notes to settle accounts payables	$-	$123	$-	$-
Preferred shares issued -Investors incentive	$-	$155	$-	$-
Accrued dividends, preferred stock	$40	$40	$-	$-
Common shares issued to employees under employment agreement for future services	$3,795	$-	$-	$-
Common shares issued to consultants for services to be rendered	$1,219	$-	$-	$-
Common shares issued to investor relation firm for services to be rendered	$125	$-	$-	$-
Series A, B notes consideration for Benchmark acquisition	$42,500	$-	$-	$-
Common shares issued as consideration for Benchmark acquisition	$21,658	$-	$-	$-
Common Shares Reclassified from Temporary Equity	$437	$-	$-	$-

[*] Activity for the period April 1, 2017 through April 20, 2017 was not material.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share information)

1. DESCRIPTION OF BUSINESS AND HISTORY

Overview

FTE Networks, Inc., and its businesses provide end-to-end design, build, and support solutions for state-of-the-art network and commercial properties, creating the most advanced and transformative smart platforms and buildings. Working with some of the world’s leading Fortune 500 corporations and communications service providers, FTE’s businesses are predicated on smart design and consistent standards that reduce deployment costs and accelerate delivery of innovative projects and services. FTE Networks and its subsidiaries operate 8 Lines of Business, including: Data Center Infrastructure, Fiber Optics, Wireless Integration, Network Engineering, Internet Service Provider, Construction Management, General Contracting, & Pre-Construction Services. With approximately 200+ employees, FTE and its entities have operations in 17 states and Europe. FTE Network Services and FTE Wireless Service, LLC are reported in the Company’s telecommunications segment. FVP Worx represents the Company’s staffing segment. The Company will not include segment reporting per Accounting Standards Codification (“ASC”) 280 as the revenue, profit and loss, and assets of the staffing segment are immaterial for both the six months ended June 30, 2017 and 2016. On April 20, 2017, FTE expanded its product offering with the consummation of an acquisition of Benchmark Builders, Inc. (“Benchmark” or “Predecessor”). Benchmark is a full-service construction management and general contracting firm incorporated in 2008 as a New York State S-Corporation. Benchmark is a construction manager and general contractor serving a diverse and sophisticated corporate client base in the telecommunications, commercial, industrial, broadcast, technology, infrastructure, financial services, healthcare, and education industries, primarily in the New York area. Management believes that the historical operations of the Company and those or Benchmark operate under the same segment. Any assets outside of the continental U.S. are immaterial.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share information)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Annual Report”). The condensed consolidated balance sheet data as of June 30, 2017 included does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for audited financial statements. The unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures, including critical and significant accounting policies, normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Results of operations and cash flows for interim periods presented in the unaudited condensed consolidated financial statements are not necessarily indicative of results of operations and cash flows for the full fiscal year. The condensed consolidated financial statements includes results from Benchmark for the period of April 21, 2017 through June 30, 2017, the period after closing date of acquisition of April 20, 2017.

Liquidity

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2017, the Company has an accumulated deficit of $28,113. In addition, the Company has negative working capital of $2,293 as of June 30, 2017. On April 20, 2017, in conjunction with the acquisition of Benchmark, Lateral Investment Management (“Lateral”) amended its existing credit facility to provide for approximately $10,110 towards the cash purchase price, and extended the maturity date of the existing credit facility to June 30, 2019. Additionally, the Company, in conjunction with the Benchmark acquisition, took on approximately $50,000 of debt. With Benchmark’s significant annual revenue and its backlog as of June 30, 2017 of $195,417, the Company believes that it has the ability to support this additional debt and fund all current operations, thereby mitigating this uncertainty. However, if needed, there is no assurance that additional financing will be available or that management will be able to obtain and close financing on terms acceptable to the Company, enter an acceptable installment plan with the IRS, which is scheduled to be presented in the third quarter of 2017, or whether the Company’s anticipated future profitability and positive operating cash flow generated through its backlog will coincide with its debt service requirements and debt maturity schedules. If the Company is unable to raise sufficient additional funds or generate positive operating cash flow when required, it will have to develop and implement a plan which may include but may not be limited to such measures as extending payables, renegotiating debt facilities, extending debt maturities, and reducing overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. We have considerable discretion over the extent of expenditures and have the ability to curtail the related cash flows as needed. We believe all of these factors are sufficient to alleviate substantial doubt about the Company’s ability to continue as a going concern.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share information)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Reclassifications

Certain prior period balances have been reclassified in order to conform to current period presentation. The Company recently, in conjunction with the Benchmark acquisition, refinanced its senior debt and the maturity was extended to June 30, 2019. At the time of filing its Annual Report, the Company inadvertently did not reclassify approximately $4,168 of senior debt that had been included in short term notes. In as much as such debt was refinanced prior to the issuance of its Annual Report, it should have been presented as long term. These reclassifications had no effect on previously reported results of operations, loss per share or total liabilities.

	As Reported	As Restated
Current Liabilities	$14,657	$10,490
Long Term Liabilities	$9,939	$14,106
Total Liabilities	$24,596	$24,596

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments are based on historical information, information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates. The Company’s most significant estimates relate to its allowances for receivables, taxes, equity issuances and revenue recognition from construction contracts including estimating costs, and estimates of the value of intangible assets acquired from Benchmark.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share information)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Revenue and Cost of Goods Sold Recognition

Generally, revenue is recognized when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured. Revenue from telecommunication services is principally all derived from construction projects performed under master and other service agreements as well as from contracts for specific projects or jobs requiring the construction and installation of an entire infrastructure system or specified units within an entire infrastructure system. The Company provides services under unit price or fixed price master service or other service agreements under which the Company furnishes specified units of service for a fixed price per unit of service and revenue is recognized upon completion of the defined project due to its short term nature. Revenue from fixed price contracts provides for a fixed amount of revenue for the entire project, subject to certain additions for changed scope or specifications. Such contracts provide that the customer accept completion of progress to date and compensate the Company for services rendered, which may be measured in terms of costs incurred, units installed, hours expended or some other measure of progress. Contract costs include all direct materials, labor and subcontracted costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and the operational costs of capital equipment. Much of the materials associated with the Company’s work are customer-furnished and are therefore not included in contract revenue and costs.

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

The Company may incur costs subject to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. Management determines the probability that such costs will be recovered based upon engineering studies and legal opinions, past practices with the customer, specific discussions, correspondence or preliminary negotiations with the customer. The Company treats such costs as a cost of contract performance in the period incurred if it is not probable that the costs will be recovered, or defers costs and/or recognizes revenue up to the amount of the related cost if it is probable that the contract price will be adjusted and can be reliably estimated. As of June 30, 2017 and 2016, such amounts were not material. The Company actively engages in substantive meetings with its customers to complete the final approval process, and generally expects these processes to be completed within one year. The amounts ultimately realized upon final acceptance by its customers could be higher or lower than such estimated amounts.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share information)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

The Company also recognizes revenues from fixed-price and modified fixed-price construction contracts on the percentage-of-completion method, measured by the percentage of cost incurred to date to estimated total cost for each contract. That method is used because management considers total cost to be the best available measure of progress on the contracts. Because of inherent uncertainties in estimated costs, it is at least reasonably possible that the estimates used will change within the near term. Contract cost of sales include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation. Selling, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income, which are recognized in the period in which the revisions are determined. Changes in estimated job profitability resulting from job performance, job conditions, contract penalty provisions, claims, change orders, and settlements, are accounted for as changes in estimates in the current period. The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenues recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenues recognized.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share information)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Balance Sheet Classifications

In accordance with normal practice in the construction industry, the Corporation includes asset and liability accounts relating to construction contracts in current assets and liabilities even when such amounts are realizable or payable over a period in excess of one year. For the six months ended June 30, 2017, the Company has included retainage payable as part of Billings in excess of costs and estimated earnings on uncompleted contracts. Retainage payable is anticipated to be paid within the next twelve months. The Company has also included any unbilled retention receivable as part of costs and estimated earnings in excess of billings on uncompleted contracts-and such amounts are also expected to be billed and collected within the next twelve months.

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

Income Taxes

The Company records income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carryforwards. Accounting standards regarding income taxes requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed at each reporting period based on a “more likely than not” realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, the Company’s experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives. The Company provided for a full valuation allowance against its net operating loss carryforwards, however it was subject to New York local tax.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the estimated fair value of the underlying net tangible and intangible assets acquired. The Company tests goodwill resulting from acquisitions for impairment annually on March 1, or whenever events or changes in circumstances indicate an impairment. For purposes of the goodwill impairment test, the Company has determined that it operates as a single reporting unit. If it is determined that an impairment has occurred, the Company adjusts the carrying value accordingly and charges the impairment as an operating expense in the period the determination is made. Although the Company believes goodwill is appropriately stated in the consolidated condensed financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance. There were no impairments during the periods presented.

Intangible assets that are not considered to have an indefinite life are amortized over their useful lives on a straight-line basis (see Note 4). Customer relationships acquired through business combinations are amortized over the estimated remaining useful life of the acquired customer base. This remaining useful life is based on historical customer retention and attrition rates. Contracts in progress acquired through business combinations are amortized over the estimated duration of the underlying projects. Trademarks and tradenames acquired through business combinations are amortized over the estimated useful life that such trademarks and tradenames are expected to be used. Non-compete arrangements entered into in connection with business combinations are amortized over the contractual life of the arrangements. On a periodic basis, the Company evaluates the estimated remaining useful life of acquired intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. The carrying amounts of these assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share information)

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

The following securities are excluded from the calculation of weighted average dilutive common shares because they are not currently convertible, or because their inclusion would have been anti-dilutive:

	For the Six Months Ended
	June 30,
	2017	2016
Convertible preferred stock, Series A	667,169	667,169
Convertible preferred stock, Series A-1	393,645	393,645
Convertible preferred stock, Series D [1]	-	-
Convertible preferred stock, Series F [1]	-	-
Warrants	20,498,126	-

Total potentially dilutive shares	21,558,940	1,060,814

[1] The Series D (39,883,500) and Series F (19,415,460) preferred shares are convertible at a rate of 400 pre-split shares of common stock for each share of preferred stock but not until the Company has effected a sufficient increase in the authorized common shares. The Series D and Series F preferred shares were mandatorily converted to common shares at a ratio of 1 to 20 when the reverse split of common shares was effectuated on May 26, 2016.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to significant concentrations of credit risk consist principally of cash and accounts receivable. The Company maintains its cash at two financial institutions that management believes are a high-credit, high-quality financial institution and accordingly, subject to minimal credit risk. Deposits held with these financial institutions may be in excess of the amount of insured limits provided on such deposits, if any. The Company is subject to risk of nonpayment of its trade accounts receivable.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share information)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Due to the fact that the majority of our revenues are nonrecurring, project based revenues, it is not unusual for there to be significant period to period shifts in customer concentrations. Revenue may significantly decline if the Company were to lose one or more of its significant customers, or if the Company were not able to obtain new customers upon the completion of significant contracts.

The following tables set forth the Company’s revenues and accounts receivable balances for the periods indicated:

	For the Three Months		For the Six Months
	June 30, 2017		June 30, 2017
Revenues	$	%	$	%
Customer A	7,527	15%	7,527	13%
Customer B	8,126	16%	8,126	15%
Customer C	8,857	17%	8,857	16%

	For the Three Months		For the Six Months
	June 30, 2016		June 30, 2016
Revenues	$	%	$	%
Customer J	1,044	33%	1,419	27%
Customer L	348	11%	683	13%
Customer M	285	9%	578	11%

	June 30, 2017		December 31, 2016
Account Receivable	$	%	$	%
Customer A	5,302	14%	-	-%
Customer B	5,040	14%	-	-%
Customer C	3,698	10%	-	-%
Customer M	3,415	12%	4,633	66%

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share information)

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

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share information)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The standard requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. The standard is effective for annual reporting periods beginning after December 15, 2018, which for the Company will commence with the year beginning January 1, 2019, with early application permitted. The adoption will require a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest period presented. The Company is currently evaluating the standard to determine the impact of the adoption on the financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition” and some cost guidance included in ASC Subtopic 605-35, “Revenue Recognition - Construction-Type and Production-Type Contracts.” The core principle of ASU 2014-09 is that revenue is recognized when the transfer of goods or services to customers occurs in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. ASU 2014-09 requires the disclosure of sufficient information to enable readers of the Company’s financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 also requires disclosure of information regarding significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 provides two methods of retrospective application. The first method would require the Company to apply ASU 2014-09 to each prior reporting period presented. The second method would require the Company to retrospectively apply ASU 2014-09 with the cumulative effect recognized at the date of initial application. ASU 2014-09 will be effective for the Company beginning in fiscal 2019 as a result of ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which was issued by the FASB in August 2015 and extended the original effective date by one year. The Company is currently evaluating the impact of adopting the available methodologies of ASU 2014-09 and 2015-14 upon its financial statements in future reporting periods. The Company has not yet selected a transition method. The Company is in the process of evaluating the new standard against its existing accounting policies, including the timing of revenue recognition, and its contracts with customers to determine the effect the guidance will have on its financial statements and what changes to systems and controls may be warranted. The Company is currently evaluating the standard to determine the impact of the adoption on the financial statements and what changes to systems and controls may be warranted.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share information)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

There have been four new ASUs issued amending certain aspects of ASU 2014-09. ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross Versus Net),” was issued in March, 2016 to clarify certain aspects of the principal versus agent guidance in ASU 2014-09. In addition, ASU 2016-10, “Identifying Performance Obligations and Licensing,” issued in April 2016, amends other sections of ASU 2014-09 including clarifying guidance related to identifying performance obligations and licensing implementation. ASU 2016-12, “Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients” provides amendments and practical expedients to the guidance in ASU 2014-09 in the areas of assessing collectability, presentation of sales taxes received from customers, noncash consideration, contract modification and clarification of using the full retrospective approach to adopt ASU 2014-09. Finally, ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” was issued in December 2016, and provides elections regarding the disclosures required for remaining performance obligations in certain cases and also makes other technical corrections and improvements to the standard. With its evaluation of the impact of ASU 2014-09, the Company will also consider the impact on its financial statements related to the updated guidance provided by these four new ASUs.

In July 2017, the FASB issued Accounting Standards Update 2017-11 – Earnings Per Share. The Company is currently evaluating the standard to determine the impact of the adoption on the financial No. 2017-11—Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020.

In March 2016, the FASB issued Accounting Standards Update 2016-09—Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting For public business entities, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. The Company is currently evaluating the standard to determine the impact of the adoption on the financial statements.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share information)

3. ACQUISITION OF BENCHMARK BUILDERS

On April 20, 2017, FTE acquired all of the issued and outstanding shares of common stock of Benchmark pursuant to the Amendment No. 1 to Stock Purchase Agreement, (and together with the Stock Purchase Agreement dated March 9, 2017, the “Amended Purchase Agreement”). The purchase price set forth in the Amended Purchase Agreement consists of (i) cash consideration of approximately $17,250 subject to certain prospective working capital adjustments (ii) 26,738,445 shares of FTE common stock with a fair value of $21,658, (iii) convertible promissory notes in the aggregate principal amount of $12,500 to certain stockholders of Benchmark (the “Series A Notes”, which mature on April 20, 2019) and (iv) promissory notes in the aggregate principal amount of $30,000 to certain stockholders of Benchmark (the “Series B Notes”, which mature on April 20, 2020). On April 20, 2017, in conjunction with the acquisition of Benchmark, FTE’s senior lender, Lateral, amended the original credit agreement to provide for approximately $10,110 towards the cash purchase price of the Benchmark acquisition, refinancing this new advance with the existing debt and extending the maturity date of the facility to March 31, 2019. In addition, certain sellers of Benchmark additionally provided approximately $7,500 towards the cash purchase price for which they received promissory notes in the aggregate principal amount of $7,500 to certain stockholders of Benchmark (the “Series C Notes”, which mature on October 20, 2018). The acquisition has been accounted for as a business combination.

The following is a summary of the consideration transferred for the acquisition of Benchmark:

Cash consideration	$17,250
Shares of common stock	21,658
Series A notes	12,500
Series B notes	30,000

Merger consideration	$81,408

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share information)

3. ACQUISITION OF BENCHMARK BUILDERS, continued

The purchase price was assigned to the assets acquired based on their estimated fair values. The following is the preliminary purchase price allocation as of the April 20, 2017 closing date for Benchmark:

Cash	$2,416
Accounts receivable	14,625
Other current assets	10,272
Property and equipment	47
Total identifiable assets acquired	27,360
Accounts payable	15,393
Accrued expenses and other current liabilities	9,111
Total liabilities assumed	24,504
Fair value of net tangible assets acquired and liabilities assumed	2,856

Contracts in progress	10,352
Trademarks and tradenames	1,592
Customer relationships	19,087
Non-compete	599
Fair value of identified intangible assets	31,630

Total consideration transferred	81,408
Goodwill	$46,922

As discussed in Note 4, variations of the income approach were used to value the intangible assets. Goodwill of $46,922 was recorded related to this acquisition. The Company believes the goodwill related to the acquisition was a result of the expected growth platform to be used for growing the business. The Company’s finalization of the purchase price allocation, including assets acquired, intangible assets acquired, liabilities assumed, and deferred income taxes assumed, related to the acquisition was in process as of June 30, 2017. The Company expects to complete the purchase price allocation during 2017. As of April 20, 2017, goodwill that is currently expected to be deductible for tax purposes is $36,875 and will be amortized over 15 years.

The operating results of Benchmark for the period from April 21, 2017 to June 30, 2017, included revenues of $44,538 and net loss of $577 and have been included in the Company’s consolidated statements of operations for the three and six months ended June 30, 2017. The net loss for Benchmark reflects $2,310 of amortization expense in the Company’s consolidated statements of operations for the three and six months ended June 30, 2017, in connection with Benchmark’s intangible assets. The Company incurred a total of $1,409 and $1,419 in transaction costs in connection with the acquisition, which are included within the consolidated statement of operations for the three and six months ended June 30, 2017, respectively.

Unaudited Predecessor financial information has been provided in these condensed consolidated financial statements since the operations of the Company before the acquisition of Benchmark were insignificant relative to the operations acquired.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share information)

3. ACQUISITION OF BENCHMARK BUILDERS, continued

The unaudited pro forma combined results, which assumes the transaction was completed on January 1 of the respective six month periods, are as follows for the six months ended June 30, 2017 and 2016:

	Revenue [*]	Earnings (Losses) [*]
Actual six months ended June 30, 2017	$55,783	$(9,063)
2017 supplemental pro forma from January 1, 2017 through June 30, 2017	$97,872	$(13,448)
2016 supplemental pro forma from January 1, 2016 through June 30, 2016	$232,229	$4,893
2016 supplemental pro forma from April 1, 2016 through June 30, 2016	$136,423	$4,699

[*] The unaudited supplemental pro forma from April 1, 2017 through June 30, 2017 has been excluded as the activity for the period April 1, 2017 through April 20, 2017 was not material.

Significant adjustments included within the Company’s Proforma earnings and losses for the six months ended June 30, 2017 and 2016 are as follows:

·	Adjustment to increase amortization expense of $3,717, $3,103 and $6,027 for the six months ended June 30, 2017 and the three and six months ended June 30, 2016, respectively, reflects the preliminary adjustment to the amortization expense associated with the fair value of the identifiable intangible assets acquired in the acquisition.

·

Adjustment to eliminate transaction costs of $1,419 for the six months June 30, 2017, respectively, reflects the removal of transaction costs incurred by the Company related to the Benchmark acquisition. There were no such transaction costs incurred during the three and six months ended June 30, 2016.

·	Adjustment of interest expense of $1,038, $842 and $1,684 for the six months ended June 30, 2017 and the three and six months ended June 30, 2016, respectively, reflects an increase in interest expense resulting from financing the total cash consideration paid in the acquisition and the issuance of promissory notes.

·	Adjustment of amortization expense of $1,304, $817 and $1,635 for the six months ended June 30, 2017 and the three and six months ended June 30, 2016, respectively, on deferred financing costs for financing cost of $890 incurred in amending the original credit agreement with Lateral, in addition to the 6,420,020 shares of common stock issued to Lateral with a fair value of $2,568 in connection with this amendment.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share information)

4. INTANGIBLE ASSETS AND GOODWILL

The fair value of identifiable intangible assets acquired in the acquisition of Benchmark consist of the following:

Contracts in progress	$10,352
Trademarks and tradenames	1,592
Customer relationships	19,087
Non-compete	599
Total identifiable intangible assets	31,630

Goodwill	46,922
Total Intangible Assets	$78,552

Contracts in progress

The contracts in progress were valued within the income approach, multi-period excess earnings method. The contracts in progress are being amortized on a straight-line basis over an estimated useful life of eighteen months based on the remaining duration of the contracts in progress.

Trademarks and tradenames

The acquired trademarks and tradenames were valued using the income approach relief from royalty method. The Company has assumed the trade names will generate cash flows for the Company for seven years and will be amortized on a straight-line basis over their determined useful life.

Customer relationships

The existing customer relationships were valued within the income approach, multi-period excess earnings method. The customer relationships are being amortized on a straight-line basis over an estimated useful life of seven years, which is based on historical customer retention and attrition rates.

Non-compete

Non-competes were valued using the income approach, difference in cash flows “with” and “without” competition. The non-competes are being amortized on a straight-line basis over an estimated useful life of five years, which is based on the duration of the agreements.

Goodwill

The existing goodwill was valued as the excess of the purchase price of Benchmark assets over the fair market value of the assets purchased. Goodwill will be evaluated for impairment annually or when events and circumstances warrant such review. Impairment charges, if any, will be charged to operating expenses.

A cost approach was determined to be the most appropriate method for valuing the Assembled Workforce. The Assembled Workforce is not an identified intangible asset under ASC 805, Business Combinations so proceeds are not allocated directly to this asset. Rather, the fair value of the Assembled Workforce is calculated in order to determine the contributory asset charges for use in the multi-period excess earnings method which was used to value the Customer Relationships and the Contracts in Progress. For purposes of the purchase price allocation, the value of the assembled workforce is included within the value of residual goodwill.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share information)

4. INTANGIBLE ASSETS AND GOODWILL, continued

Identifiable intangible assets consisted of the following at June 30, 2017:

	Weighted average remaining useful life (Months)	Gross Carrying Amount	Accumulated Amortization		Net Carrying Amount
Indefinite- Lived Intangible
Goodwill	-	$46,922	$-		$46,922

Definite- Lived Intangibles
Trademarks and tradenames	81.7	1,592	44		1,548
Customer relationships	81.7	19,087	523		18,564
Contracts in progress	15.7	10,352	1,720	[1]	8,632
Non-compete	57.7	599	23		576
Total Definite Intangible Assets		31,630	2,310		29,320

Total Intangible Assets		$78,552	$2,310		$76,242

[1] Amortization expense for the three and six months ended June 30, 2017 totaled $2,310, of which $589 was charged to operating expenses and $1,720 was charged to cost of revenues.

Future projected annual amortization consists of the following for each of the following fiscal years ended December 31:

2017 (Remaining)	$6,027
2018	7,215
2019	3,074
2020	3,231
2021	2,954
Thereafter	6,819
Total	$29,320

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share information)

5. OTHER CURRENT ASSETS

Other current assets consist of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016

Other receivables, net of reserves of $150 and $150, respectively	$1,583	$1,233
Prepaid contract costs for work in process	265	409
Prepaid operating expenses	4,888	1,191
Other current assets	$6,736	$2,833

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of June 30, 2017 and December 31, 2016, accrued expenses and other current liabilities were comprised of the following:

	June 30, 2017	December 31, 2016
Accrued interest payable[1]	$1,581	$365
Accrued local franchise tax	479	-
Accrued dividends payable	571	531
Accrued compensation expense[2]	3,898	2,300
Other accrued expense	80	8
Accrued expenses, current	$6,609	$3,204

[1]	Accrued interest payable includes approximately $300 of estimated penalties and interest associated with unpaid payroll taxes as of June 30, 2017 and December 31, 2016, respectively.

[2]	Accrued compensation expense includes $1,869 and $1,863 of unpaid payroll taxes as of June 30, 2017 and December 31, 2016, respectively.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share information)

7. NOTES PAYABLE

	June 30, 2017	December 31, 2016
Vendors Notes (Unsecured)
Long term vendor Notes (“Vendor Notes”) issued to settle litigation bearing interest rates between 0% and 6% per annum. Terms range from 1 to 48 months.	$3,613	1,337

Other Notes Payable

Notes refinanced in conjunction with the senior debt	-	5,094
Less deferred financing costs	-	(926)
Total other notes payable, net	-	4,168

Notes payable bearing interest at a stated rate between 10% and 12% per annum. Terms range from 1 to 12 months.	3,110	2,000

Unsecured Notes Issued in Connection with Benchmark Acquisition
Series A Convertible Notes	12,500	-
Series B Notes	30,000	-
Series C Notes	7,500	-
Total notes issued in connection with Benchmark acquisition	50,000	-

Equipment Notes

Obligations under leases, bearing interest rates between 4.1% and 8.2% per annum, secured by equipment having a value that approximates the debt value. Terms range from 48 to 60 months.	838	961
Various Equipment notes, bearing interest rates between 2% and 41% per annum, secured by equipment having a value that approximates the debt value. Terms range from 36 to 72 months.	1,432	1,508
Total Notes payables	$58,993	$9,974
Less: Current portion	$(12,012)	$(3,444)
Total Notes non-current portion	$46,981	$6,530

During the six months ended June 30, 2017, the Company issued in Series A Notes, convertible promissory notes, in the aggregate principal amount of $12,500 to certain stockholders of Benchmark, which mature on April 20, 2019. Interest is computed at the rate of five percent per annum on the outstanding principal. Interest expense and accrued interest expense was approximately $122 for the six months ended June 30, 2017. This Note shall be convertible into conversion shares, at the holder’s option, upon an event of default at a conversion price per share of $0.475.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share information)

7. NOTES PAYABLE, continued

During the six months ended June 30, 2017, the Company issued in Series B Notes in the aggregate principal amount of $30,000 to certain stockholders of Benchmark which mature on April 20, 2020. Interest is computed at the rate of three percent per annum on the outstanding principal. Interest expense and accrued interest expense was approximately $175 for the six months ended June 30, 2017.

During the six months ended June 30, 2017, the Company issued in Series C Notes in the aggregate principal amount of $7,500 to certain stockholders of Benchmark which mature on October 20, 2018. Interest is computed at the rate of three percent per annum on the outstanding principal. Interest expense and accrued interest expense was approximately $42 for the six months ended June 30, 2017.

The required principal payments for all borrowings for each of the five years following the balance sheet date are as follows:

2017 (Remaining)	$5,052
2018	9,782
2019	13,152
2020	30,532
2021	334
Thereafter	141
Total	$58,993

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share information)

8. SENIOR DEBT

On October 28, 2015, the Company, through its main operating entity Jus-Com, Inc. entered into an $8 million senior credit facility. The facility has a two year term, and calls for interest payments in the amount of 12%, paid quarterly in arrears. Additionally, there is a “payment in kind” (PIK) provision which calls for a 4% per annum increase in the principal balance monthly. The facility is a senior credit facility, and is secured by principally all assets of the Company. The uses of the senior facility are to retire the existing senior debt and related accrued interest through a tender offer, retire the factoring line of credit, pay certain senior loan closing costs, settle certain pending litigation, and provide working capital to the Company. A “blocked” bank deposit account, controlled by the lender, was also initially established in the amount of $3,000 to be held for future advances. The Company is prohibited from an early payoff of the facility until October 28, 2017. There are several affirmative and negative covenants the Company must comply with, such as minimum bank account balances, minimum EBITDA thresholds, capital expenditures, leverage ratio, and debt service coverage ratio. As a condition of the facility, the Company issued 163,441 shares of its Series D preferred stock and 391,903 shares of its Series F preferred stock to the lender. As a result of a market valuation performed on this transaction by a qualified third party valuation firm, an original issue discount of $437 was determined, which will be amortized on a straight line method, which approximates the interest rate method, over a twenty four month period to interest expense. During the period ended December 31, 2016, $249 was included in amortization of debt discount, and $237 remained unamortized as of December 31, 2016. On April 5, 2016, the Company entered into an amendment agreement to its existing credit facility with Lateral, amending the original credit agreement signed October 28, 2015. The agreement amends select provisions of the original credit agreement, including equity raises and changes to certain financial and operational covenants. On September 30, 2016, the Company entered into a second amendment agreement to its existing credit facility, maturing October 28, 2017, amending the original credit agreement signed October 28, 2015. The agreement was amended solely to consolidate a series of short term bridge loans granted to the company from time to time during the second and third quarter of 2016 into a $2.5 million loan, with a maturity date of April 30, 2017. The second amendment also amended the covenants related to consolidated EBITDA consolidated leverage, consolidated debt service, SG&A expenses, and compensation expense. On April 20, 2017, in conjunction with the acquisition of Benchmark, Lateral amended its existing credit facility to provide for $11,480 of which approximately $10.1 million went towards the cash purchase price, combining this new advance with the existing debt, extending the maturity date of the combined facility to March 31, 2019. The Company incurred deferred financing cost of approximately $890 in amending the original credit agreement with Lateral in conjunction with the acquisition of Benchmark to provide for partial financing of $10,110 towards the cash purchase price, refinancing this new advance with the existing debt, extending the maturity date of the facility to March 31, 2019. The Company issued 6,420,020 shares of common stock to Lateral with a fair value of $5,651 in connection with this amendment. Deferred financing cost are included within the senior note payable on the balance sheet as of June 30, 2017.

During the six months ended June 30, 2017, the Company reclassified 11,106,880 shares of its common stock with a fair value of $437 to its senior lender from temporary equity to permanent equity which is now included in the consolidated statement of changes in stockholders’ equity. Reclassification was due to the put provision from the Lateral senior credit agreement dated October 28, 2015 was removed when the agreement was amended for the Benchmark acquisition on April 20, 2017.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share information)

8. SENIOR DEBT, continued

	June 30, 2017	December 31,2016
On October 28, 2015 the Company entered into a credit agreement, pursuant to which the Company received $8,000. The funds were disbursed as follow: $6,000 and $2,000 on October 28, 2015 and November 11, 2015 respectively. On April 20, 2017, the Company amended existing credit facility to which the Company received $11,480. The interest rate used is 12% per annum, also required to make 4% PIK payments, which is booked monthly as an increase to the senior debt balance.	$26,831	$8,378
Less: Original issue discount	-	(182)
Less: Deferred financing cost	(6,880)	(620)
Total Senior Debt, non-current portion	$19,951	$7,576

The required principal payments for all borrowings for each of the five years following the balance sheet date are as follows:

2017 (Remaining)	$-
2018	-
2019	26,831
2020	-
2021	-
Thereafter	-
Total	$26,831

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share information)

9. COMMITMENTS AND CONTINGENCIES

Property Lease Obligations

Rental expense, resulting from property lease agreements was $282 and $159 for the three months ending June 30, 2017 and June 30, 2016, respectively, and $398 and $284 for the six months ending June 30, 2017, and June 30, 2016, respectively.

Following is a schedule by years of future minimum payments required under leases obligations with initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2017:

2017(Remaining)	$476
2018	888
2019	806
2020	778
2021	424
Thereafter	131
Total Lease Obligations	$3,503

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

Related Party Advances

Through June 30, 2017, the Chief Executive Officer (CEO) provided cash advances witnessed by an interest bearing note, these advances totaled $583 as of June 30, 2017 and are included as part of notes payable-related party. The Company entered into several secured equipment financing arrangements with total obligations of approximately $265 as of June 30, 2017 that required the guaranty of a Company officer, which was provided by the CEO. Interest accrued on these advances were not material for the three and six months ended June 30, 2017 and 2016.

The Chief Financial Officer (CFO) personally guaranteed several secured equipment financing arrangements with total obligations of approximately $110 as of June 30, 2017. Additionally, the CFO provided $150 cash, which is included as part of due to related parties as of June 30, 2017 and a personal credit card account for the purchase of goods and services by FTE. While these credit card balances are reflected in the Company’s books and records, the CFO is personally liable for the payment of the entire amount of the open credit obligation, which was approximately $58 as of June 30, 2017.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share information)

10. STOCKHOLDERS’ EQUITY

Dividends

Dividend charges recorded during the three and six months ended June 30, 2017 and 2016 are as follows:

	For the Three Months Ended
	June 30,
	2017	2016

Series
A	$13	$13
A-1	7	7
Total	$20	$20

	For the Six Months Ended
	June 30,
	2017	2016

Series
A	$25	$25
A-1	15	15
Total	$40	$40

Accrued dividends payable at June 30, 2017 and December 31, 2016 are comprised of the following:

	June 30,2017	December 31,2016
Series
A	$329	$304
A-1	242	227
Total	$571	$531

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

 (in thousands, except share and per share information)

10. STOCKHOLDERS’ EQUITY, continued

Warrants and Derivative Warrant Liability

The Company accounts for common stock warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreement. Stock warrants are accounted for as derivative liabilities if the warrants allow for cash settlement or provide for modification of the warrant exercise price in the event subsequent sales of common stock by the Company are at a lower price per share than the then-current warrant exercise price. The Company classifies derivative warrant liabilities on the balance sheet at fair value, and changes in fair value during the periods presented in the statement of operations, which is revalued at each balance sheet date subsequent to the initial issuance of the stock warrant. As of June 30, 2017, the following warrants were outstanding:

Issued to	Amount	Issue Date	Expiration Date	Exercise Price
Term Note Lender(1)	2,344	9/30/2016	9/30/2021	0.80
Investment Bank	1,970	12/9/2012	12/9/2019	0.20
Investment Bank	2,435	10/31/2014	10/31/2021	0.20
Equity Investors	2,487	9/8/2016	9/8/2021	0.80
Equity Investors	2,424	9/29/2016	9/29/2021	0.80
Equity Investors	2,589	10/12/2016	10/12/2021	0.80
Term Note Lender (1)	2,500	11/11/2016	11/11/2021	0.40
Term Note Lender (1)	3,750	1/3/2017	1/3/2022	0.40
	20,499

(1)	Warrant was determined to be a derivative subject to fair value accounting and is booked as a warrant liability.

A summary of the warrant activity during the six months ended June 30, 2017 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Warrants	Price	Life in Years	Value
Outstanding, December 31, 2016	16,749	$0.55	4.60	$3,435
Issued	3,750	0.40	4.52	863
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding, June 30, 2017	20,499	$0.55	4.15	$4,298
Exercisable, June 30, 2017	20,499	$0.55	4.15	$4,298

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share information)

10. STOCKHOLDERS’ EQUITY, continued

The Company has assessed its outstanding equity-linked financial instruments issued with the term loans discussed in Note 7 and has concluded that the warrants are subject to derivative accounting as a result of certain anti-dilution provisions contained in the warrants. The fair value of these warrants at issuance are classified as a loan fee and are being amortized over the life of the loan. The fair value of these warrants is classified as a liability in the financial statements, with the change in fair value during the future periods being recorded in the statement of operations.

The following table summarizes the calculated aggregate fair values for the warrant derivative liabilities using the Lattice Model method based on the following assumptions:

	January 2017	January 2017	November 2016	September 2016
	Warrants at	Warrants as of	Warrants as of	Warrants as of
	Inception	June 30, 2017	June 30, 2017	June 30, 2017
Risk free rate	1.94%	1.808%	1.783%	1.763%
Volatility	37.46%	37.37%	37.63%	37.79%
Dividends	0	0	0	0
Time to maturity	5 years	4.52 years	4.37 years	4.25 years
Fair value per share price	$0.15	$0.32	$0.31	$0.16
Fair value of warrants	$563	$1,185	$785	$366
Market price on date of issuance	$0.41

These warrants are Level 3 valuation which were issued and measured on June 30, 2017.

The following table summarizes the change in fair value of the warrants from December 31, 2016 through June 30, 2017.

	Fair value as of	New	Change in Fair Value	Fair value as of
	12/31/2016	Issuances	gain (loss)	June 30, 2017
Investor warrants (9/30/16)	$(170)	$-	$(196)	$(366)
Investor warrants (11/11/16)	$(424)	$-	$(361)	$(785)
Investor warrants (1/3/17)	$-	$(563)	$(622)	$(1,185)
Totals	$(594)	$(563)	$(1,179)	$(2,336)

Subscription Receivable

During the six months ended June 30, 2017 the Company issued 4,017,011 shares of common stock that were subject to certain vesting requirements, with a fair value of $3,795. As of December 31, 2016, shares that were previously issued to employees with a fair value of $2,829 remained unvested. Because these common shares are subject to forfeiture if the employees are no longer employed with the company at the end of their employment agreements, their unvested value is carried in subscriptions receivable within stockholders equity. During the six months ended, $1,970 of such amount vested and was reflected as stock compensation and $4,656 remained unvested as of June 30, 2016.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share information)

10. STOCKHOLDERS’ EQUITY, continued

Equity Transactions

During the six months ended June 30, 2017, the Company issued 20,892 shares of its common stock with a fair value of $14 for settlement of a legal matter.

During the six months ended June 30, 2017, the Company issued 1,429,446 shares of its common stock to individual investors, which resulted in net proceeds to the Company of $26.

During the six months ended June 30, 2017, the Company issued 1,926,724 shares of its common stock with a fair value of $1,219 pursuant to consulting agreements.

During the six months ended June 30, 2017, the Company issued 4,017,011 shares of its common stock with a fair value of $3,795 to employees under employment agreement for future services.

During the six months ended June 30, 2017, the Company issued 6,420,020 shares of its common stock with a fair value of $5,651 to its senior lender in conjunction with the refinancing of the senior debt on April 20, 2017 in conjunction with the Benchmark acquisition.

During the six months ended June 30, 2017, the Company reclassified 11,106,880 shares of its common stock with a fair value of $437 to its senior lender that from temporary equity to permanent equity which is now included in the consolidated statement of changes in stockholders’ equity. Reclassification was due to the put provision from the Lateral senior credit agreement dated October 28, 2015 was removed when the agreement was amended for the Benchmark acquisition on April 20, 2017.

During the six months ended June 30, 2017, the Company issued 326,283 shares of its common stock with a fair value of $264 to settle debt having an approximate value.

During the six months ended June 30, 2017, the Company issued 133,989 shares of its common stock with a fair value of $125 to investor relation firm for services.

During the six months ended June 30, 2017, the Company received $615 of proceeds subject to the issuance of shares.

On April 21, 2017, the Company issued 26,738,445 shares of its common stock with a fair value of $21,658 to certain Benchmark shareholders in conjunction with the acquisition of Benchmark.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share information)

11. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts are summarized as follows:

June 30, 2017
Costs incurred on uncompleted contracts	$94,817
Estimated earnings	18,073
112,890
Billings to date	(122,304)

$(9,414)

Included in the accompanying balance sheets:
Costs and estimated earnings in excess of billings	$5,966
Billings in excess of costs and estimated earnings	(15,380)

Total	$(9,414)

12. BACKLOG

The following is a reconciliation of backlog representing signed contracts in progress at June 30, 2017:

Balance - December 31, 2016	$-
New contracts and adjustments (1)	239,955
239,955
Less contract revenues earned for the six months ended June 30, 2017	(44,538)

Balance – June 30, 2017	195,417

(1) Reflects Benchmark’s contracts that were in place and/or obtained as of or subsequent to the date of acquisition.

13. SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred through the date the financial statements were issued, for possible disclosure and recognition in the financial statements.

On July 5, 2017, the Company issued 50,000 shares of its common stock with a fair value of $31 for consulting services.

On July 10, 2017, the Company issued 15,000 shares of its common stock with a fair value of $9 for consulting services.

On July 13, 2017, the Company issued 158,644 shares of its common stock with a fair value of $87 for settlement of debt.

On July 19, 2017, the Company issued 4,108,320 shares of its common stock with a fair value of $2,136 to an investment firm for services provided, which has been reflected as shares to be issued as of June 30, 2017.

On July 31, 2017, the Company issued 50,000 shares of its common stock with a fair value of $24 for consulting services.

On July 26, 2017, the Company issued 50,000 shares of its common stock with a fair value of $26 for settlement of debt.

On August 1, 2017, the Company issued 78,000 shares of its common stock with a fair value of $45 for consulting services.

On August 3, 2017, the Company issued 250,000 shares of its common stock with a fair value of $143 for consulting services.

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

Unless the context requires otherwise, references in this document to “FTE”, “we”, “our”, “us” or the “Company” are to FTE Networks, Inc. and its subsidiaries. References to “Benchmark” or “Predecessor” in this document refers to Benchmark Builders, Inc., FTE’s wholly owned subsidiary. Predecessor financial information has been provided since our operations before the acquisition of Benchmark were insignificant relative to the operations acquired. Unless otherwise noted, dollar amounts are presented in thousands.

Overview

FTE Networks, Inc., and its businesses provide end-to-end design, build, and support solutions for state-of-the-art network and commercial properties, creating the most advanced and transformative smart platforms and buildings. Working with some of the world’s leading Fortune 500 corporations and communications service providers, FTE’s businesses are predicated on smart design and consistent standards that reduce deployment costs and accelerate delivery of innovative projects and services. FTE Networks and its subsidiaries operate 8 Lines of Business, including: Data Center Infrastructure, Fiber Optics, Wireless Integration, Network Engineering, Internet Service Provider, Construction Management, General Contracting, & Pre-Construction Services. With approximately 200+ employees, FTE Networks and its entities have operations in 17 states and Europe. On April 20, 2017, FTE Networks expanded its product offering with the consummation of an acquisition of Benchmark Builders, Inc. (“Benchmark”). Benchmark is a full-service construction management and general contracting firm servicing both corporate and individual clients primarily in the New York metropolitan area. Benchmark was incorporated in 2008 as a New York State S-Corporation. Benchmark is a construction manager and general contractor serving a diverse and sophisticated client base in the telecommunications, commercial, industrial, broadcast, technology, infrastructure, healthcare, and education industries.

Recent Business Developments

We completed the acquisition of privately held Benchmark, a leading provider of construction management services based in New York for $81,408 on April 20, 2017. The transaction allows us to begin offering services to each other’s clients and expanding their offerings nationally. As a wholly owned subsidiary of ours, Benchmark will continue to operate under its current successful model while also offering our “compute to the edge” technology in New York City and the surrounding region. The transaction enables us to expand infrastructure services for ISP through current and future Benchmark client base. Benchmark gives us access to major developers including REITs as potential CrossLayer technology clients. Additionally, the transaction strengthens the opportunity to win contracts from Fortune 100/500 companies and enables Benchmark to access more clients as a public company. It also provides an immediate platform to “uplist” to a more senior exchange.

Critical Accounting Policies

The following critical accounting policy was adopted for Benchmark’s revenue recognition. There were no other material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report 10-K filed with the Securities and Exchange Commission (“SEC”) on May 12, 2017. Please refer to that document for disclosures regarding other critical accounting policies related to our business.

Revenue recognition: We recognize revenues from fixed-price and modified fixed-price construction contracts on the percentage-of-completion method, measured by the percentage of cost incurred to date to estimated total cost for each contract. That method is used because management considers total cost to be the best available measure of progress on the contracts. Because of inherent uncertainties in estimated costs, it is at least reasonably possible that the estimates used will change within the near term. Contract cost of sales include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation. Selling, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income, which are recognized in the period in which the revisions are determined. Changes in estimated job profitability resulting from job performance, job conditions, contract penalty provisions, claims, change orders, and settlements, are accounted for as changes in estimates in the current period. The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenues recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenues recognized.

Discussion of Operation Results for the Three and Six Months ended June 30, 2017 and 2016

Overview

For the three months ended June 30, 2017 and 2016, respectively, we reported consolidated net losses attributable to common shareholders of $5,113 and $1,079, reflecting an increase in net losses of $4,034. The increase in net losses was attributable to several factors, including an increase in transaction expenses of $1,409 in relation to the acquisition cost of Benchmark, an increase in interest expense of $1,317 from additional notes payable, an increase in amortization expense of intangible assets of $2,310, of which $1,721 was charged to cost of revenues, related to intangible assets acquired in the Benchmark acquisition, and an increase in amortization expense of our deferred financing costs of $1,825, which is due to an increase in deferred financing costs capitalized during the three months ended June 30, 2017.

The net income of the Predecessor for the three months ended June 30, 2016 totaled $10,430. The change from net income in the Predecessor period to net income of $251 for the three months ended June 30, 2017 was primarily due to the completion of a few larger projects during 2016.   In the first half of 2017, the Predecessor’s revenue and net income was lower as Benchmark completed older projects while building its backlog of newly awarded projects awaiting to commence.  Such recently awarded projects could reasonably be expected to result in significantly improved performance in the second half of 2017. The Predecessor financials for the three months ended June 30, 2016 also did not reflect transaction costs, interest costs, amortization of deferred financing costs or amortization of intangible assets noted above.

For the six months ended June 30, 2017 and 2016, respectively, we reported consolidated net losses attributable to common shareholders of $9,103 and $2,198, reflecting an increase in net losses of $6,905. For the six months ended June 30, 2017, we reported operating losses of $2,296, compared to an operating loss of $988 for the six months ended June 30, 2016. The net loss attributable to common shareholders was attributable to several factors, including an increase in transaction expenses of $1,419 in relation to the acquisition of Benchmark, an increase in interest expense of $1,565 from additional notes payables, an increase in amortization expense of intangible assets of $2,310, of which $1,721 was charged to cost of revenues, related to intangible assets acquired in the Benchmark acquisition, and to an increase in amortization expense of our deferred financing costs of $2,112, which is due to an increase in deferred financing costs capitalized during the six months ended June 30, 2017.

The net income of the Predecessor for the six months ended June 30, 2016 totaled $16,396. The change from net income from the Predecessor period to net income of $1,984 for the six months ended June 30, 2017 was primarily due to the completion of a few larger projects during 2016.   In the first half of 2017, the Predecessor’s revenue and net income was lower as Benchmark completed older projects while building its backlog of newly awarded projects awaiting to commence.  Such recently awarded projects could reasonably be expected to result in significantly improved performance in the second half of 2017.  The Predecessor financials for the six months ended June 30, 2016 also did not reflect transaction costs, interest costs, amortization of deferred financing costs or amortization of intangible assets noted above.

Revenues and Gross Profit

We had overall revenues of $50,697 for the three months ended June 30, 2017, as compared to revenues of $3,163 for the three months ended June 30, 2016, resulting in an increase in revenues of $47,534. The increase in revenues is attributable to revenue recognized by Benchmark of $44,538 for the period April 21, 2017 through to June 30, 2017 and an increase in revenue by FTE Networks of $2,996. The increase in cost of revenue of $40,443 resulted in a decrease in gross profit margin from 39% to 16% for the three months ended June 30, 2016 and June 30, 2017, respectively. Benchmark’s gross profit margins were traditionally lower than those of the Company. Predecessor revenue for the three months ended June 30, 2016 totaled $133,260. The change in revenue from the Predecessor results to the results for the three months ended June 30, 2017 was primarily due to the completion of a few larger projects during 2016.   In the first half of 2017, the Predecessor’s revenue was lower as Benchmark completed older projects while building its backlog of newly awarded projects awaiting to commence.  Such recently awarded projects could reasonably be expected to result in significantly improved performance in the second half of 2017.  Margins for the Predecessor were approximately 16%. In addition, the Predecessor’s results for the three months ended June 30, 2016 included the comparable 20 days (April 1, 2017 through April 20, 2017) which were not included in the consolidated 2017 results.

We had overall revenues of $55,783 for the six months ended June 30, 2017, as compared to revenues of $5,256 for the six months ended June 30, 2016, resulting in an increase in revenues of $50,527. The increase in revenues is attributable to revenue recognized from Benchmark of $44,538 for the period April 21, 2017 through to June 30, 2017 and an increase in revenue by FTE Networks of $5,989. The increase in cost of revenue of $41,809 resulted in a decrease in gross profit margin from 38% to 19% for the six months ended June 30, 2016 and June 30, 2017, respectively. Benchmark’s gross profit margin were traditionally lower than those of the Company. Predecessor revenue for the six months ended June 30, 2016 totaled $226,973. The change in revenue from the Predecessor results to the results for the six months ended June 30, 2017 was primarily due to the completion of a few larger projects during 2016.   In the first half of 2017, the Predecessor’s revenue was lower as Benchmark completed older projects while building its backlog of newly awarded projects awaiting to commence.  Such recently awarded projects could reasonably be expected to result in significantly improved performance in the second half of 2017.  Margins for the Predecessor were approximately 18%. In addition, the Predecessor’s results for the six months ended June 30, 2016 included the comparable 20 days (April 1, 2017 through April 20, 2017) which were not included in the consolidated 2017 results.

Operating Expenses

We reported operating expenses of $10,596 and $1,664 for the three months ended June 30, 2017 and 2016, respectively, representing an increase of $8,932. The increase in operating expenses relate primarily to: i) an increase of selling, general and administrative expenses of $2,715, which includes the addition of $1,959 of normal operating expenses incurred by Benchmark during the post-acquisition closing period of April 21, 2017 through June 30, 2017 which were not represented in the corresponding pre-acquisition period in 2016; ii) an increase of compensation expense of $3,603, which includes the addition of $3,218 of normal operating expenses incurred by Benchmark during the post-acquisition closing period of April 21, 2017 through June 30, 2017 which were not represented in the corresponding pre-acquisition period in 2016; iii) transaction expenses of $1,409 incurred by us during the acquisition of Benchmark and iv) due to an increase in amortization expense of intangible assets of $589, related to intangible assets acquired in the Benchmark acquisition. Operating expenses for the Predecessor totaled $13,878 for the three months ended June 30, 2016. The change in operating expenses from the Predecessor results for the three months ended June 30, 2016 to the results for the three months ended June 30, 2017, reflects overall reductions in compensation expenses and other selling, general and administrative items.

We reported operating expenses of $13,024 and $2,998 for the six months ended June 30, 2017 and 2016, respectively, representing an increase of $10,026. The increase in operating expenses relates primarily to: i) an increase of selling, general and administrative expenses of $3,131, which includes the addition of $2,175 of normal operating expenses incurred by Benchmark during the post-acquisition closing period of April 21, 2017 through June 30, 2017 which were not represented in the corresponding pre-acquisition period in 2016; ii) an increase of compensation expense of $4,256, which includes the addition of $3,218 of normal operating expenses incurred by Benchmark during the post-acquisition closing period of April 21, 2017 through June 30, 2017 which were not represented in the corresponding pre-acquisition period in 2016; iii) transaction expenses of $1,419 incurred by us during the acquisition of Benchmark and iv) due to an increase in amortization expense of intangible assets of $589 related to intangible assets acquired in the Benchmark acquisition. Operating expenses for the Predecessor totaled $24,988 for the six three months ended June 30, 2016. The change in operating expenses from the Predecessor results to the results for the six months ended June 30, 2017, reflects overall reductions in compensation expenses and other selling, general and administrative items.

Other Income and Expense

Other expense increased by $2,072 during the three months ended June 30, 2017, when compared to the same period in the previous year, primarily due to an increase amortization expense of deferred financing cost and debt discounts of $1,825 and an increase in interest expense of $1,317. These increase were partially offset by a decrease in the value of our warrant liability of $1,021.

Other expense increased by $5,476 during the six months ended June 30, 2017, when compared to the same period in the previous year, primarily due to the following: i) an increase in amortization expense of deferred financing cost and debt discounts of $2,112; ii) an increase in interest expense of $1,565; iii) a $1,179 increase in the fair market value of our warrant liability; and iv) financing costs of $563.

Liquidity and Capital Resources

Overview

As of June 30, 2017, the Company had an accumulated deficit of approximately $28,113. In addition, the Company has negative working capital of $2,293, which includes approximately $15,380 of billings in excess of costs and estimated earnings on uncompleted contracts, notes payable of $12,803, and accounts payable of $22,255 of which approximately $18,242 incurred by Benchmark. In addition, during the six months ended June 30, 2017, cash provided from financing activities was $22,564 and cash provided by operating activities was $790.

Cash Flows for the Six months ended June 30, 2017 and 2016

Cash Flows from Operating Activities

Net cash provided by operating activities was $1,084 during the six months ended June 30, 2017 as compared to cash used by operating activities of $3,616 during the six months ended June 30, 2016. For the six months ended June 30, 2017, cash used in operating activities was primarily attributable to the net loss, amortization of intangible assets due to Benchmark acquisition, accounts receivable and other current assets, partially offset by accounts payable and the change in warrant valuation.

Cash Flows from Investing Activities

We used cash of $17,225 during the six months ended June 30, 2017, as compared to cash provided of $2,759 during the six months ended June 30, 2016. During the six months ended June 30, 2017, cash used by investing activities consisted of the purchase of property and equipment of $2,391, and $14,834 of cash consideration for acquisition of Benchmark. During the six months ended June 30, 2016, cash provided was derived from primarily the restricted cash account.

Cash Flows from Financing Activities

Cash provided by financing activities was $22,564 during the six months ended June 30, 2017, as compared to $727 during the six months ended June 30, 2016. During the six months ended June 30, 2017, cash provided by financing activities consisted principally of issuance of notes payable, net of repayments. During the six months ended June 30, 2016, cash provided by financing activities was primarily from proceeds from the sale of preferred stock.

Management’s Liquidity Plans

On April 20, 2017, in conjunction with the acquisition of Benchmark, Lateral amended its existing credit facility to provide for approximately $10,110 towards the cash purchase price, and extended the maturity date of the existing credit facility to June 30, 2019. Additionally, in conjunction with the Benchmark acquisition, we took on approximately $50,000 of debt. With Benchmark’s significant annual revenue and its backlog as of June 30, 2017 of $195,417, we believe that we have the ability to support this additional debt and fund all current operations, thereby mitigating this uncertainty over the next two quarters. However, if needed, there is no assurance that additional financing will be available or that management will be able to obtain and close financing on terms acceptable to us, enter into an acceptable installment plan with the IRS, which is scheduled to be presented in the third quarter of 2017, or whether the Company’s anticipated future profitability and positive operating cash flow generated through its backlog will coincide with its debt service requirements and debt maturity schedule. If the Company is unable to raise sufficient additional funds or generate positive operating cash flow when required, it will have to develop and implement a plan which may include but may not be limited to such measures as extending payables, renegotiating debt facilities, extending debt maturities, and reducing overhead, until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Backlog

As of June 30, 2017, we had a backlog of unfilled contracts and master service agreements of approximately $346,749, which includes $195,417 of Benchmark’s backlog and FTE Networks master service agreements of $151,332. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We may experience variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments that may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

As a smaller reporting company, we are not required to provide the information requested by paragraph (a)(5) of this Item.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2017, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2017.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of June 30, 2017 our internal controls over financial reporting were not effective at the reasonable assurance level.

As of June 30, 2017, management has not completed an effective assessment of the Company’s internal controls over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management has concluded that, during the period covered by this report, our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weaknesses set forth below in our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2017, there were no changes, other than those described above, in our internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 12, 2017, the Company issued 20,892 shares of its common stock with a fair value of $12.5 for settlement of a legal matter.

On January 12, 2017, the Company issued 37,500 shares of its common stock to an individual investor, which resulted in net proceeds to the Company of $15.

On January 18, 2017, the Company issued 300,000 shares of its common stock with a fair value of $123 pursuant to a consulting agreement.

On January 19, 2017, the Company issued 100,000 shares of its common stock with a fair value of $46 pursuant to a consulting agreement.

On January 20, 2017, the Company issued 50,000 shares of its common stock with a fair value of $25 pursuant to a consulting agreement.

On February 2, 2017, the Company issued 12,500 shares of its common stock with a fair value of $5 pursuant to a consulting agreement.

On February 7, 2017, the Company issued 70,000 shares of its common stock with a fair value of $35 pursuant to a consulting agreement.

On February 9, 2017, the Company issued 62,500 shares of its common stock with a fair value of $31 to an employee as part of his compensation.

On February 17, 2017, the Company issued 40,000 shares of its common stock with a fair value of $28 pursuant to a consulting agreement.

On February 24, 2017, the Company issued 25,000 shares of its common stock with a fair value of $12.5 pursuant to a consulting agreement.

On March 1, 2017, the Company issued 50,000 shares of its common stock with a fair value of $25 pursuant to a consulting agreement

On March 3, 2017, the Company issued 6,420,020 shares of its common stock with a fair value of $5,650 to its senior lender.

On March 7, 2017, the Company issued 83,143 shares of its common stock with a fair value of $37 to settle debt.

On March 7, 2017, the Company issued 6,666 shares of its common stock to an individual investor, resulting in net proceeds to the Company of $4.

On March 9, 2017, the Company issued 5,140 shares of its common stock with a fair value of $2 for settlement of debt.

On March 27, 2017, the Company issued 2,983,017 shares of its common stock to various employees with a fair value of $2,994 per their employment agreements.

On March 27, 2017, the Company issued 78,619 shares of its common stock with a fair value of $32 for consulting services.

On March 28, 2017, the Company issued 37,500 shares of its common stock with a fair value of $19 to an employee per his employment agreement.

On April 21, 2017, the Company issued 26,738,445 shares of its common stock with a fair value of $14,976 to certain Benchmark Builders Inc. shareholders in conjunction with the acquisition of Benchmark.

On April 21, 2017, the Company issued 877,194 shares of its common stock with a fair value of $500 for settlement of debt.

On May 9, 2017, the Company issued 29,605 shares of its common stock with a fair value of $11 for consulting services.

On May 9, 2017, the Company issued 50,000 shares of its common stock with a fair value of $25 for settlement of debt.

On May 16, 2017, the Company issued 66,000 shares of its common stock with a fair value of $50 for consulting services.

On May 16, 2017, the Company issued 5,140 shares of its common stock with a fair value of $3 for consulting services.

On May 16, 2017, the Company issued 5,140 shares of its common stock with a fair value of $3 for consulting services.

On May 16, 2017, the Company issued 9,298 shares of its common stock with a fair value of $4 for consulting services.

On May 19, 2017, the Company issued 20,000 shares of its common stock with a fair value of $14 for consulting services.

On May 19, 2017, the Company issued 20,000 shares of its common stock with a fair value of $14 for consulting services.

On May 19, 2017, the Company issued 25,000 shares of its common stock with a fair value of $13 for consulting services.

On June 1, 2017, the Company issued 1,375,000 shares of its common stock with a fair value of $977 to an investment bank, resulting in net proceeds to the Company of $550.

On June 1, 2017, the Company issued 600,000 shares of its common stock with a fair value of $390 for consulting services.

On June 1, 2017, the Company issued 56,800 shares of its common stock with a fair value of $50 to an employee per his employment agreement.

On June 2, 2017, the Company issued 20,000 shares of its common stock with a fair value of $10 for consulting services.

On June 9, 2017, the Company issued 110,000 shares of its common stock with a fair value of $55 for consulting services.

On June 9, 2017, the Company issued 124,691 shares of its common stock with a fair value of $100 to an investor relations firm for investor services.

On June 9, 2017, the Company issued 40,000 shares of its common stock with a fair value of $23 for consulting services.

On June 9, 2017, the Company issued 238,000 shares of its common stock with a fair value of $143 for settlement of debt.

On June 30, 2017, the Company issued 20,000 shares of its common stock with a fair value of $14 for consulting services.

On June 30, 2017, the Company issued 60,000 shares of its common stock with a fair value of $38 for consulting services.

On June 30, 2017, the Company issued 80,000 shares of its common stock with a fair value of $58 for consulting services.

On June 30, 2017, the Company issued 60,000 shares of its common stock with a fair value of $43 for consulting services.

On June 30, 2017, the Company issued 11,106,880 shares of its common stock with a fair value of $437 to its senior lender.

On July 5, 2017, the Company issued 50,000 shares of its common stock with a fair value of $31 for consulting services.

On July 10, 2017, the Company issued 15,000 shares of its common stock with a fair value of $9 for consulting services.

On July 13, 2017, the Company issued 158,644 shares of its common stock with a fair value of $87 for settlement of debt.

On July 19, 2017, the Company issued 4,108,320 shares of its common stock with a fair value of $2,136 to an investment firm as part of an agreement for the investment firm to raise equity.

On July 26, 2017, the Company issued 50,000 shares of its common stock with a fair value of $26 for settlement of debt.

On July 31, 2017, the Company issued 50,000 shares of its common stock with a fair value of $24 to an employee as part of his compensation.

On August 1, 2017, the Company issued 78,000 shares of its common stock with a fair value of $45 for consulting services.

On August 3, 2017, the Company issued 250,000 shares of its common stock with a fair value of $143 for consulting services.

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

FTE Networks, Inc.

Date: August 21, 2017	By:	/s/ Michael Palleschi
Michael Palleschi
Chief Executive Officer

Date: August 21, 2017	By:	/s/ David Lethem
David Lethem
Chief Financial Officer

