Form 10-Q
period 2017-09-30
FTE Networks, Inc.
filed 2017-11-16
CIK 1122063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 14, 2017, there were 5,597,296 shares of FTE Networks, Inc. common stock, $0.001 par value issued outstanding.

FTE NETWORKS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

REVERSE STOCK SPLIT

On November 6, 2017 we effected a 25-for-1 reverse stock split of our common stock. The total number of shares of common stock held by each stockholder was converted automatically into the number of shares of common stock equal to the number of issued and outstanding shares of common stock held by each such stockholder immediately prior to the reverse stock split, divided by 25, with such resulting number of shares rounded up to the nearest whole share. The Company issued one whole share of the post-reverse stock split common stock to any stockholder who otherwise would have received a fractional share as a result of the reverse stock split. All share and per share information for the periods presented have been retroactively adjusted to give effect thereto. The reverse stock split has no effect on the par value of the common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

FTE NETWORKS, INC. AND SUBSIDIARIES CONDENSED

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	September 30, 2017	December 31, 2016	December 31, 2016
	(unaudited)		(Predecessor)
ASSETS
Current Assets:
Cash	$3,154	$1,412	$4,753
Accounts receivable, net	51,791	7,020	51,701
Costs and estimated earnings in excess of billings on uncompleted contracts	6,773	-	9,759
Other current assets	7,727	2,833	3,174
Total current assets	69,445	11,265	69,387

Property and equipment, net	7,101	3,467	23
Intangible assets, net	26,306	-	-
Goodwill	46,922	-	-
Total Assets	$149,774	$14,732	$69,410

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$33,531	$2,357	$50,714
Billings in excess of costs and estimated earnings on uncompleted contracts	7,378	-	5,043
Due to related parties	343	100	-
Accrued expenses and other current liabilities	9,931	3,204	5,700
Notes payable, current portion, net of original issue discount and deferred costs	14,022	3,444	-
Notes payable, related party	791	791	-
Warrant derivative liability	303	594	-
Total Current Liabilities	66,299	10,490	61,457

Notes payable, non-current portion	46,899	6,530	-
Senior note payable, non-current portion, net of deferred financing costs	20,022	7,576	-
Total Liabilities	133,220	24,596	61,457

Commitments and contingencies

Temporary Equity:
Common stock; $0.001 par value, subject to put provision, 8,000,000 shares authorized and 444,475 shares issued and outstanding at December 31, 2016	-	437	-
Total Temporary Equity	-	437	-

Stockholders’ Equity (Deficiency):
Preferred stock; $0.01 par value, 5,000,000 shares authorized:
Series A convertible preferred stock, $1,000 stated value, 4,500 shares designated and 500 shares issued and outstanding at September 30, 2017 and December 31, 2016 (liquidation preference $1,472,222)	-	-	-
Series A-1 convertible preferred stock, $1,000 stated value, 1,000 shares designated and 295 shares issued and outstanding at September 30, 2017 and December 31, 2016 (liquidation preference $906,893)	-	-	-

Common stock; $0.001 par value, 8,000,000 shares authorized and 5,430,551 and 3,120,795 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	5	3	-
Common stock predecessor; $1 par value; 10,000 shares authorized, issued and outstanding	-	-	10
Additional paid-in capital	45,625	11,575	-
Shares to be issued	75	-	-
Subscriptions receivable	(3,588)	(2,829)	-
Accumulated (deficit) earnings equity	(25,563)	(19,050)	7,943
Total Stockholders’ Equity (Deficiency)	16,554	(10,301)	7,953
Total Liabilities, Temporary Equity and Stockholders’ Equity (Deficiency)	$149,774	$14,732	$69,410

(1) Common stock data for periods ended September 30, 2017 and December 31, 2016 have been adjusted retroactively to reflect 25-for-1 reverse stock split effective November 6, 2017.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTE NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share information)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended March 31, 2017 [*]	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2016
	2017	2016	2017	2016	(Predecessor)	(Predecessor)	(Predecessor)

Revenues, net of discounts	$79,083	$3,828	$134,866	$9,084	$42,089	$77,644	$307,984
Cost of revenues	63,553	2,403	108,608	5,649	33,789	67,201	261,042
Gross Profit	15,530	1,425	26,258	3,435	8,300	10,443	46,942

Operating Expenses
Compensation expense	5,312	605	10,668	1,706	5,671	4,478	13,645
Selling, general and administrative expenses	4,064	548	8,662	1,920	2,009	4,452	17,199
Amortization of intangible assets	768	-	1,358	-	-	-	-
Travel expense	128	43	419	210	22	98	261
Occupancy costs	222	201	615	559	160	121	323
Loss on Sale of Asset	-	-	376	-	-	-	-
Transaction expenses	246	-	1,666	-	-	-	-
Total Operating Expenses	10,740	1,397	23,764	4,395	7,862	9,149	31,428
Operating Income (Loss)	4,790	28	2,494	(960)	438	1,294	15,514

Other (Expense) Income
Interest expense	(1,824)	(490)	(4,351)	(1,452)	-	-	-
Amortization of deferred financing costs and debt discount	(1,332)	(109)	(3,663)	(328)		-	-
Change in warrant fair market valuation	2,033	-	854	-	-	-	-
Other Income (Expense)	(7)	(147)	(52)	(101)	56	30	74
Incentive expenses	-	-	-	(35)	-
Extinguishment loss	-	(314)	-	(314)
Financing Costs	(139)	-	(702)	-	-
Total Other (Expense) Income	(1,269)	(1,060)	(7,914)	(2,230)	56	30	74
Income (Loss) before provision for local income taxes	3,521	(1,032)	(5,420)	(3,190)	494	1,324	15,588
Provision for local income taxes	972	-	1,093	-	240	265	1,065

Net Income (Loss)	2,549	(1,032)	(6,513)	(3,190)	254	1,059	14,523
Preferred stock dividends	(20)	(20)	(60)	(60)	-	-	-
Net Income (Loss) attributable to common shareholders	2,529	(1,052)	(6,573)	$(3,250)	254	1,059	14,523

Income (Loss) per common share:
Basic	$0.47	$(0.43)	$(1.40)	$(1.34)
Diluted	$0.46	$(0.43)	$(1.40)	$(1.34)

Weighted average number of common shares outstanding
Basic	5,367,208	2,418,024	4,699,369	2,418,024
Diluted	5,547,743	2,418,024	4,699,369	2,418,024

[*] Activity for the period April 1, 2017 through April 20, 2017 was not material.

(1) Common stock and per share data for the three and nine months ended September 30, 2017 and 2016 have been adjusted retroactively to reflect a 25-for-1 reverse stock split effective November 6, 2017.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTE NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(unaudited)

(in thousands, except share information)

	Series A		Series A-1		Common		Paid in	Subscription	Shares to	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	be Issued	Deficit	Equity
Balance as of December 31, 2016	500	$0	295	$0	3,120,795	$3	$11,575	$(2,829)	$-	$(19,050)	$(10,301)
Common Shares to Settle Legal Matter	-	-	-	-	9,181	0	125	-	-	-	125
Common Shares Sold to Investors	-	-	-	-	221,511	0	2,712	615	(3,301)	-	26
Common Shares Issued to Consultants	-	-	-	-	103,782	0	1,568	-	-	-	1,568
Common Shares Issued to Employees	-	-	-	-	164,609	0	3,841	(3,044)	-	-	797
Common Shares Issued to Board members					5,300	0	62				62
Common Shares Reclassified from Temporary Equity					444,275	1	436	-	-	-	437
Common Shares Issued to Senior Lender	-	-	-	-	256,801	0	5,650	-	-	-	5,650
Common Shares Issued to Benchmark sellers					1,069,538	1	21,658				21,659
Common Shares Issued to Settle Debt	-	-	-	-	29,399	0	444	-	-	-	444
Common shares issued to investor relation firm	-	-	-	-	5,360	0	125				125
Record stock compensation	-	-	-	-	-	-	-	1,670	-	-	1,670
Shares to be issued	-	-	-	-	-	-	(2,511)	-	3,376	-	865
Accrued Dividends -Preferred Stock	-	-	-	-	-	-	(60)	-	-	-	(60)
Net Loss	-	-	-	-	-	-	-	-	-	(6,513)	(6,513)
Balance as of September 30, 2017	500	$0	295	$0	5,430,551	$5	$45,625	$(3,588)	$75	$(25,563)	$16,554

(1)	Common stock and per share data for the three and nine months ended September 30, 2017 have been adjusted retroactively to reflect a 25-for-1 reverse stock split effective November 6, 2017.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTE NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(6,513)	$(3,190)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of deferred financing costs	3,663	328
Change in value of loan term	-	314
Warrant expense in connection with financing	563	-
Depreciation	444	375
Amortization of original issue discount	182	164
Amortization of intangible assets	5,324	-
Payment in kind interest - Senior debt	613	247
Stock incentive expense to investor	-	35
Stock based compensation	1,670	172
Provision for bad debts	300	-
Change in fair value of warrant derivative liability	(854)	-
Loss from sale of asset	376	-
Changes in operating assets and liabilities:
Accounts receivable	(30,446)	(5,579)
Other current assets	(1,394)	(601)
Due to Related Party	243	-
Accounts payable and accrued liabilities	13,493	901
Billings in excess of costs and estimated earnings on uncompleted contracts	7,378	-
Net cash used in provided by operating activities	(4,958)	(6,834)

Cash flows from investing activities:
Net cash paid for Benchmark Builders, Inc. acquisition	(14,834)	(309)
Purchase of property and equipment	(4,031)	-
Restricted cash account	-	3,003
Net cash (used in) provided by investing activities	(18,865)	2,694

Cash flows from financing activities:
Proceeds from issuance of notes payable, net	7,070	2,500
Payments on notes payable	(1,506)	(691)
Proceeds from issuance of senior notes payable, net	11,610	-
Series C notes consideration for Benchmark acquisition	7,500	-
Proceeds from issuance of notes payable -related parties	-	195
Payments on notes payable - related parties	-	(44)
Payment of deferred financing costs	-	(494)
Collection of subscription receivable	-	775
Proceeds for shares to be issued	865	-
Net proceeds from sale of common stock	26	1,703
Net cash provided by financing activities	25,565	3,944

Net change in cash	1,742	(196)
Cash, beginning of period	1,412	205
Cash, end of period	$3,154	$9

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$4,352	$256
Cash paid for income taxes	$404	$-

Non-cash investing and financing activities:
Issuance of notes payable for the purchase of fixed assets	$-	$794
Common stock shares issued to settled legal matter	$125
Common shares reclassified from Temporary Equity	$437	$-
Common stock shares issued for notes payable and other debt	$444	$898
Common shares issued to senior lender	$5,650	$-
Common Shares Issued to Board members	$62	$-
Issuance of notes to settle accrued litigation	$-	$146
Issuance of notes to settle accounts payables	$-	$720
Preferred shares issued -Investors incentive	$-	$-
Accrued dividends, preferred stock	$60	$60
Common shares issued to employees under employment agreement for future services	$3,841	$-
Common shares issued to consultants for services to be rendered	$1,568	$-
Common shares issued to investor relation firm for services to be rendered	$125	$-
Common shares issued as subscription receivable	$-	$1,358
Conversion of preferred shares to common shares	$-	$58
Series A, B notes consideration for Benchmark acquisition	$42,500	$-
Common shares issued as consideration for Benchmark acquisition	$21,6589	$-

[*] Activity for the period April 1, 2017 through April 20, 2017 was not material.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share information)

1. DESCRIPTION OF BUSINESS AND HISTORY

Overview

FTE Networks, Inc. is a leading provider of innovative technology-oriented solutions for smart platforms, network infrastructure and buildings. FTE’s three complementary businesses are FTE Network Services, CrossLayer, Inc. and Benchmark Builders, Inc. Together they provide end-to-end design, build and support solutions for state-of-the-art networks and commercial properties to create the most transformative smart platforms and buildings. FTE’s businesses are predicated on smart design and consistent standards that reduce deployment costs and accelerate delivery of innovative projects and services. The Company works with Fortune 100/500 companies, including some of the world’s leading communications services providers. FTE Networks and its subsidiaries support multiple services, including Data Center Infrastructure, Fiber Optics, Wireless Integration, Network Engineering, Internet Service Provider, General Contracting Management and General Contracting.

FTE Network Services is reported in the Company’s telecommunications infrastructure segment. FVP Worx represents the Company’s staffing segment, and CrossLayer represents the Company’s technology segment The Company will not include segment reporting per Accounting Standards Codification (“ASC”) 280 as the revenue, profit and loss, and assets of the staffing and technology segments are immaterial for both the three and nine months ended September 30, 2017 and 2016. On April 20, 2017, FTE expanded its product offering with the consummation of an acquisition of Benchmark Builders, Inc. (“Benchmark” or “Predecessor”). Benchmark is a full-service general contracting management and general contracting firm incorporated in 2008 as a New York State S-Corporation. Benchmark is a general contracting manager and general contractor serving a diverse and sophisticated corporate client base in the telecommunications, commercial, industrial, broadcast, technology, infrastructure, financial services, healthcare, and education industries, primarily in the New York area. Management believes that the historical operations of the Company and those of Benchmark operate under the same segment. Any assets outside of the continental U.S. are immaterial.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share information)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Annual Report”). The condensed consolidated balance sheet data as of September 30, 2017 included does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for audited financial statements. The unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures, including critical and significant accounting policies, normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Results of operations and cash flows for interim periods presented in the unaudited condensed consolidated financial statements are not necessarily indicative of results of operations and cash flows for the full fiscal year. The condensed consolidated financial statements includes results from Benchmark for the period of April 21, 2017 through September 30, 2017, the period after closing date of acquisition of April 20, 2017.

Reverse stock split

On November 6, 2017 the Company effected a 25-for-1 reverse stock split of its common stock. The total number of shares of common stock held by each stockholder was converted automatically into the number of shares of common stock equal to the number of issued and outstanding shares of common stock held by each such stockholder immediately prior to the reverse stock split, divided by 25, with such resulting number of shares rounded up to the nearest whole share. The Company issued one whole share of the post-reverse stock split common stock to any stockholder who otherwise would have received a fractional share as a result of the reverse stock split. All share and per share information for the periods ended September 30, 2017, and all other periods presented, have been retroactively adjusted to give effect thereto. The reverse stock split has no effect on the par value of the common stock.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share information)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Liquidity

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2017, the Company has an accumulated deficit of $25,563. In addition, the Company has working capital of $3,146 as of September 30, 2017. On April 20, 2017, in conjunction with the acquisition of Benchmark, Lateral Investment Management (“Lateral”) amended its existing credit facility to provide for approximately $10,110 towards the cash purchase price, and extended the maturity date of the existing credit facility to June 30, 2019. Additionally, the Company, in conjunction with the Benchmark acquisition, took on approximately $50,000 of debt. With Benchmark’s significant annual revenue and its backlog as of September 30, 2017 of $273,508, the Company believes that it has the ability to support this additional debt and fund all current operations, thereby mitigating this uncertainty. However, if needed, there is no assurance that additional financing will be available or that management will be able to obtain and close financing on terms acceptable to the Company, enter an acceptable installment plan with the IRS, which is scheduled to be presented in the first quarter of 2018, or whether the Company’s anticipated future profitability and positive operating cash flow generated through its backlog will coincide with its debt service requirements and debt maturity schedules. If the Company is unable to raise sufficient additional funds or continue to generate positive operating cash flow when required, it will have to develop and implement a plan which may include but may not be limited to such measures as extending payables, renegotiating debt facilities, extending debt maturities, and reducing overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. We have considerable discretion over the extent of expenditures and have the ability to curtail the related cash flows as needed. We believe all of these factors are sufficient to alleviate substantial doubt about the Company’s ability to continue as a going concern.

Reclassifications

Certain prior period balances have been reclassified in order to conform to current period presentation. The Company recently, in conjunction with the Benchmark acquisition, refinanced its senior debt and the maturity was extended to June 30, 2019. At the time of filing its Annual Report, the Company inadvertently did not reclassify approximately $4,167 of senior debt that had been included in short term notes. In as much as such debt was refinanced prior to the issuance of its Annual Report, it should have been presented as long term. These reclassifications had no effect on previously reported results of operations, loss per share or total liabilities.

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

The Company may incur costs subject to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. Management determines the probability that such costs will be recovered based upon engineering studies and legal opinions, past practices with the customer, specific discussions, correspondence or preliminary negotiations with the customer. The Company treats such costs as a cost of contract performance in the period incurred if it is not probable that the costs will be recovered, or defers costs and/or recognizes revenue up to the amount of the related cost if it is probable that the contract price will be adjusted and can be reliably estimated. As of September 30, 2017, and 2016, such amounts were not material. The Company actively engages in substantive meetings with its customers to complete the final approval process, and generally expects these processes to be completed within one year. The amounts ultimately realized upon final acceptance by its customers could be higher or lower than such estimated amounts.

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

Balance Sheet Classifications

In accordance with normal practice in the construction industry, the Corporation includes asset and liability accounts relating to construction contracts in current assets and liabilities even when such amounts are realizable or payable over a period in excess of one year. For the nine months ended September 30, 2017, the Company has included retainage payable as part of Billings in excess of costs and estimated earnings on uncompleted contracts. Retainage payable is anticipated to be paid within the next twelve months. The Company has also included any unbilled retention receivable as part of costs and estimated earnings in excess of billings on uncompleted contracts-and such amounts are also expected to be billed and collected within the next twelve months.

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

Basic and Diluted Loss Per Share

The basic net loss per share is computed by dividing the net loss (the numerator) by the weighted average number of common shares outstanding for the period (the denominator). Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares and potential common shares outstanding (if dilutive) during each period. The number of potential common shares outstanding relating to warrants and preferred stock is computed using the treasury stock method. For the periods presented, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. Comparative data for the previous period has been adjusted to reflect the 1 for 20 reverse split effectuated May 26, 2016 and the 1 for 25 reverse split effectuated November 6, 2017.

Three months ended
September 30,
2017
Basic net income (loss) per share:
Numerator:
Net income attributable to common shareholders	$2,529
Denominator:
Weighted-average shares of common stock outstanding	5,367,208
Basic net income (loss) per share	$0.47

Diluted net income (loss) per share:
Numerator:
Net income attributable to common shareholders	$2,529
Dividend	20
Net Income(Loss)	2,549
Denominator:
Weighted-average shares of common stock outstanding	5,367,208
Dilutive warrants outstanding	138,102
Shares upon conversion of preferred stock	42,433
Number of shares used in diluted per-share computation	5,547,743

Diluted net income (loss) per share	$0.46

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share information)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The following securities are excluded from the calculation of weighted average dilutive common shares because they are not currently convertible, or because their inclusion would have been anti-dilutive:

	For the Nine Months Ended
	September 30,
	2017	2016
Convertible preferred stock, Series A	26,687	26,687
Convertible preferred stock, Series A-1	15,746	15,746
Convertible preferred stock, Series D [1]	-	-
Convertible preferred stock, Series F [1]	-	-
Warrants	819,925	-

Total potentially dilutive shares	862,358	42,433

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

The following tables set forth the Company’s revenues and accounts receivable balances for the periods indicated:

	For the Three Months		For the Nine Months
	September 30, 2017		September 30, 2017
Revenues	$	%	$	%
Customer A	17,444	23%	26,301	20%
Customer B	8,246	11%	12,711	9%
Customer C	6,032	8%	13,284	10%

	For the Three Months			For the Nine Months
	September 30, 2016			September 30, 2016
Revenues	$	%		$	%
Customer M	1,714	51%		2,831	33%
Customer N	543	16%		1,599	19%
Customer L	221	9	7%	1,096	13%

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share information)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

	September 30, 2017		December 31, 2016
Account Receivable	$	%	$	%
Customer A	12,037	23%	-	-%
Customer B	3,763	7%	-	-%
Customer D	3,490	7%	-	-%
Customer E	2,910	6%	-	-%

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

The Company’s financial instruments consist of accounts receivable, other current assets, accounts payable, and notes payable. The recorded values of accounts receivable, other current assets, and accounts payable approximate fair values due to the short maturities of such instruments. Recorded values for notes payable and related liabilities approximate fair values, since their amortization of deferred financing cost stated or imputed interest rates are commensurate with prevailing market rates for similar obligations.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share information)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

In March 2016, the FASB issued Accounting Standards Update 2016-09—Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. For public business entities, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. The adoption of this standard did not have a material impact on the Company’s financial statements.

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

3. ACQUISITION OF BENCHMARK BUILDERS

On April 20, 2017, FTE acquired all of the issued and outstanding shares of common stock of Benchmark pursuant to Amendment No. 1 to the Stock Purchase Agreement, (and together with the Stock Purchase Agreement dated March 9, 2017, the “Amended Purchase Agreement”). The purchase price set forth in the Amended Purchase Agreement consists of (i) cash consideration of approximately $17,250 subject to certain prospective working capital adjustments (ii) 1,069,538 shares of FTE common stock with a fair value of $21,658, (iii) convertible promissory notes in the aggregate principal amount of $12,500 to certain stockholders of Benchmark (the “Series A Notes”, which mature on April 20, 2019) and (iv) promissory notes in the aggregate principal amount of $30,000 to certain stockholders of Benchmark (the “Series B Notes”, which mature on April 20, 2020). On April 20, 2017, in conjunction with the acquisition of Benchmark, FTE’s senior lender, Lateral, amended the original credit agreement to provide for approximately $10,110 towards the cash purchase price of the Benchmark acquisition, refinancing this new advance with the existing debt and extending the maturity date of the facility to March 31, 2019. In addition, certain sellers of Benchmark additionally provided approximately $7,500 towards the cash purchase price for which they received promissory notes in the aggregate principal amount of $7,500 to certain stockholders of Benchmark (the “Series C Notes”, which mature on October 20, 2018). The acquisition has been accounted for as a business combination.

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

The operating results of Benchmark for the period from April 21, 2017 to September 30, 2017, included revenues of $73,470 and $118,008 and net income of $8,813 and $11,357 for the three and nine months ended September 30, 2017, respectively. These results have been included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2017. The net income in the Company’s consolidated statements of operations reflects $3,013 and $5,324 of amortization expense for the three and nine months ended September 30, 2017, in connection with Benchmark’s intangible assets. The Company incurred a total of $246 and $1,666 in transaction costs in connection with the acquisition, which are included within the consolidated statement of operations for the three and nine months ended September 30, 2017, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share information)

3. ACQUISITION OF BENCHMARK BUILDERS, continued

The unaudited pro forma combined results, which assumes the transaction was completed on January 1 of the respective nine month periods, are as follows for the nine months ended September 30, 2017 and 2016:

	Revenue	Earnings (Losses)
Actual three months ended September 30, 2017	$79,083	$2,549
Actual nine months ended September 30, 2017	134,866	(6,513)
2017 supplemental pro forma from January 1, 2017 through September 30, 2017	176,955	(10,652)
2016 supplemental pro forma from January 1, 2016 through September 30, 2016	317,068	(2,634)
2016 supplemental pro forma from July 1, 2016 through September 30, 2016	81,472	(6,978)

Significant adjustments included within the Company’s Proforma earnings and losses for the nine months ended September 30, 2017 and 2016 are as follows:

●	Adjustment to increase amortization expense of $3,717, $4,520 and $9,040 for the nine months ended September 30, 2017 and the three and nine months ended September 30, 2016, respectively, reflects the preliminary adjustment to the amortization expense associated with the fair value of the identifiable intangible assets acquired in the acquisition.

●	Adjustment to eliminate transaction costs of $1,666 for the nine months September 30, 2017 reflects the removal of transaction costs incurred by the Company related to the Benchmark acquisition. There were no such transaction costs incurred during the three and nine months ended September 30, 2016.

●	Adjustment of interest expense of $1,038, $1,263 and $2,526 for the nine months ended September 30, 2017 and the three and nine months ended September 30, 2016, respectively, reflects an increase in interest expense resulting from financing the total cash consideration paid in the acquisition and the issuance of promissory notes.

●	Adjustment of amortization expense of $1,304, $1,226 and $2,452 for the nine months ended September 30, 2017 and the three and nine months ended September 30, 2016, respectively, on deferred financing costs for financing cost of $890 incurred in amending the original credit agreement with Lateral, in addition to the 256,801 shares of common stock issued to Lateral with a fair value of $2,568 in connection with this amendment.

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

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share information)

4. INTANGIBLE ASSETS AND GOODWILL, continued

Identifiable intangible assets consisted of the following at September 30, 2017:

	Weighted average remaining useful life (Months)	Gross Carrying Amount	Accumulated Amortization		Net Carrying Amount
Indefinite- Lived Intangible
Goodwill	-	$46,922	$-		$46,922

Definite- Lived Intangibles
Trademarks and tradenames	78.7	1,592	100		1,492
Customer relationships	78.7	19,087	1,204		17,883
Contracts in progress	12.7	10,352	3,966	[1]	6,386
Non-compete	54.7	599	54		545
Total Definite Intangible Assets		31,630	5,324		26,306

Total Intangible Assets		$78,552	$5,324		$73,228

[1] Amortization expense for the three and nine months ended September 30, 2017 totaled $3,013 and $5,324. For the three months ended September 30, 2017, $768 was charged to operating expenses and $2,245 was charged to cost of revenues. For the nine months ended September 30, 2017, $1,358 was charged to operating expenses and $3,966 was charged to cost of revenues.

Future projected annual amortization consists of the following for each of the following fiscal years ended December 31:

2017 (Remaining)	$3,015
2018	7,215
2019	3,074
2020	3,231
2021	2,954
Thereafter	6,817
Total	$26,306

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share information)

5. OTHER CURRENT ASSETS

Other current assets consist of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016

Other receivables, net of reserves of $150 and $150, respectively	$1,233	$1,233
Prepaid insurance	1,760	45
Prepaid city and state taxes	1,754	-
Prepaid contract costs for work in process	265	409
Prepaid operating expenses	2,715	1,146
Other current assets	$7,727	$2,833

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of September 30, 2017 and December 31, 2016, accrued expenses and other current liabilities were comprised of the following:

	September 30, 2017	December 31, 2016
Accrued interest payable[1]	$2,308	$365
Accrued dividends payable	590	531
Accrued compensation expense[2]	4,961	2,300
Accrued taxes	1,039	-
Other accrued expense	1,033	8
Accrued expenses, current	$9,931	$3,204

[1]	Accrued interest payable as of September 30, 2017 and December 31, 2016 includes approximately $300 of estimated penalties and interest associated with prior period unpaid payroll taxes.

[2]	Accrued compensation as of September 30, 2017 and December 31, 2016 includes $1,869 and $1,863 associated with prior period unpaid payroll taxes.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share information)

7. NOTES PAYABLE

	September 30, 2017	December 31, 2016
Vendors Notes (Unsecured)
Long term vendor Notes (“Vendor Notes”) issued to settle litigation bearing interest rates between 0% and 6% per annum. Terms range from 1 to 48 months.	$5,555	1,337

Other Notes Payable

Notes refinanced in conjunction with the senior debt	-	5,094
Less deferred financing costs	-	(926)
Total other notes payable, net	-	4,168

Notes payable bearing interest at a stated rate between 10% and 12% per annum. Terms range from 1 to 12 months.	3,110	2,000

Unsecured Notes Issued in Connection with Benchmark Acquisition
Series A Convertible Notes	12,500	-
Series B Notes	30,000	-
Series C Notes	7,500	-
Total notes issued in connection with Benchmark acquisition	50,000	-

Equipment Notes

Obligations under leases, bearing interest rates between 4.1% and 8.2% per annum, secured by equipment having a value that approximates the debt value. Terms range from 48 to 60 months.	740	961
Various Equipment notes, bearing interest rates between 2% and 41% per annum, secured by equipment having a value that approximates the debt value. Terms range from 30 to 72 months.	1,516	1,508
Total Notes payables	$60,921	$9,974
Less: Current portion	$(14,022)	$(3,444)
Total Notes non-current portion	$46,899	$6,530

During the nine months ended September 30, 2017, the Company issued in Series A convertible promissory notes, in the aggregate principal amount of $12,500 to certain stockholders of Benchmark, which mature on April 20, 2019. Interest is computed at the rate of five percent per annum on the outstanding principal. Interest expense and accrued interest expense was approximately $278 for the nine months ended September 30, 2017. This Note shall be convertible into conversion shares, at the holder’s option, upon an event of default at a conversion price per share of $11.88.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share information)

7. NOTES PAYABLE, continued

During the nine months ended September 30, 2017, the Company issued in Series B Notes in the aggregate principal amount of $30,000 to certain stockholders of Benchmark which mature on April 20, 2020. Interest is computed at the rate of three percent per annum on the outstanding principal. Interest expense and accrued interest expense was approximately $400 for the nine months ended September 30, 2017.

During the nine months ended September 30, 2017, the Company issued in Series C Notes in the aggregate principal amount of $7,500 to certain stockholders of Benchmark which mature on October 20, 2018. Interest is computed at the rate of three percent per annum on the outstanding principal. Interest expense and accrued interest expense was approximately $98 for the nine months ended September 30, 2017.

The required principal payments for all borrowings for each of the five years following the balance sheet date are as follows:

2017 (Remaining)	$762
2018	43,769
2019	15,333
2020	532
2021	365
Thereafter	160
Total	$60,921

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share information)

8. SENIOR DEBT

On October 28, 2015, the Company, through its main operating entity Jus-Com, Inc. entered into an $8 million senior credit facility. The facility has a two year term, and calls for interest payments in the amount of 12%, paid quarterly in arrears. Additionally, there is a “payment in kind” (PIK) provision which calls for a 4% per annum increase in the principal balance monthly. The facility is a senior credit facility, and is secured by principally all assets of the Company. The uses of the senior facility are to retire the existing senior debt and related accrued interest through a tender offer, retire the factoring line of credit, pay certain senior loan closing costs, settle certain pending litigation, and provide working capital to the Company. A “blocked” bank deposit account, controlled by the lender, was also initially established in the amount of $3,000 to be held for future advances. The Company is prohibited from an early payoff of the facility until October 28, 2017. There are several affirmative and negative covenants the Company must comply with, such as minimum bank account balances, minimum EBITDA thresholds, capital expenditures, leverage ratio, and debt service coverage ratio. As a condition of the facility, the Company issued 163,441 shares of its Series D preferred stock and 391,903 shares of its Series F preferred stock to the lender. As a result of a market valuation performed on this transaction by a qualified third party valuation firm, an original issue discount of $437 was determined, which will be amortized on a straight line method, which approximates the interest rate method, over a twenty four month period to interest expense. During the period ended December 31, 2016, $249 was included in amortization of debt discount, and $237 remained unamortized as of December 31, 2016. On April 5, 2016, the Company entered into an amendment agreement to its existing credit facility with Lateral, amending the original credit agreement signed October 28, 2015. The agreement amends select provisions of the original credit agreement, including equity raises and changes to certain financial and operational covenants. On September 30, 2016, the Company entered into a second amendment agreement to its existing credit facility, maturing October 28, 2017, amending the original credit agreement signed October 28, 2015. The agreement was amended solely to consolidate a series of short term bridge loans granted to the company from time to time during the second and third quarter of 2016 into a $2.5 million loan, with a maturity date of April 30, 2017. The second amendment also amended the covenants related to consolidated EBITDA consolidated leverage, consolidated debt service, SG&A expenses, and compensation expense. On April 20, 2017, in conjunction with the acquisition of Benchmark, Lateral amended its existing credit facility to provide for $11,480 of which approximately $10.1 million went towards the cash purchase price, combining this new advance with the existing debt, extending the maturity date of the combined facility to March 31, 2019. The Company incurred deferred financing cost of approximately $890 in amending the original credit agreement with Lateral in conjunction with the acquisition of Benchmark to provide for partial financing of $10,110 towards the cash purchase price, refinancing this new advance with the existing debt, extending the maturity date of the facility to March 31, 2019. The Company issued 256,801 shares of common stock to Lateral with a fair value of $5,651 in connection with this amendment. Deferred financing cost are included within the senior note payable on the balance sheet as of September 30, 2017.

During the nine months ended September 30, 2017, the Company reclassified 444,275 shares of its common stock with a fair value of $437 to its senior lender from temporary equity to permanent equity which is now included in the consolidated statement of changes in stockholders’ equity. Reclassification was due to the put provision from the Lateral senior credit agreement dated October 28, 2015 was removed when the agreement was amended for the Benchmark acquisition on April 20, 2017.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share information)

8. SENIOR DEBT, continued

	September 30, 2017	December 31,2016
On October 28, 2015 the Company entered into a credit agreement, pursuant to which the Company received $8,000. The funds were disbursed as follow: $6,000 and $2,000 on October 28, 2015 and November 11, 2015 respectively. On April 20, 2017, the Company amended existing credit facility to which the Company received $11,480. The interest rate used is 12% per annum, also required to make 4% PIK payments, which is booked monthly as an increase to the senior debt balance.	$27,105	$8,378
Less: Original issue discount	-	(182)
Less: Deferred financing cost	(7,083)	(620)
Total Senior Debt, non-current portion	$20,022	$7,576

The required principal payments for all borrowings for each of the five years following the balance sheet date are as follows:

2017 (Remaining)	$-
2018	-
2019	27,105
2020	-
2021	-
Thereafter	-
Total	$27,105

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share information)

9. COMMITMENTS AND CONTINGENCIES

Property Lease Obligations

Rental expense, resulting from property lease agreements was $222 and $201 for the three months ending September 30, 2017 and September 30, 2016, respectively, and $615 and $559 for the nine months ending September 30, 2017, and September 30, 2016, respectively.

Following is a schedule by years of future minimum payments required under leases obligations with initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2017:

2017(Remaining)	$223
2018	888
2019	806
2020	778
2021	424
Thereafter	131
Total Lease Obligations	$3,250

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

Related Party Advances

Through September 30, 2017, the Chief Executive Officer (CEO) provided cash advances witnessed by an interest bearing note, these advances totaled $639 as of September 30, 2017 and are included as part of notes payable-related party. The Company entered into several secured equipment financing arrangements with total obligations of approximately $265 as of September 30, 2017 that required the guaranty of a Company officer, which was provided by the CEO. Interest accrued on these advances were not material for the three and nine months ended September 30, 2017 and 2016.

The Chief Financial Officer (CFO) personally guaranteed several secured equipment financing arrangements with total obligations of approximately $562 as of September 30, 2017. Additionally, the CFO provided $150 cash, which is included as part of due to related parties as of September 30, 2017 and a personal credit card account for the purchase of goods and services by FTE. While these credit card balances are reflected in the Company’s books and records, the CFO is personally liable for the payment of the entire amount of the open credit obligation, which was approximately $89 as of September 30, 2017.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share information)

10. STOCKHOLDERS’ EQUITY

Dividends

Dividend charges recorded during the three and nine months ended September 30, 2017 and 2016 are as follows:

	For the Three Months Ended
	September 30,
	2017	2016

Series
A	$13	$13
A-1	7	7
Total	$20	$20

	For the Nine Months Ended
	September 30,
	2017	2016

Series
A	$38	$38
A-1	22	22
Total	$60	$60

Accrued dividends payable at September 30, 2017 and December 31, 2016 are comprised of the following:

	September 30,2017	December 31,2016
Series
A	$342	$304
A-1	249	227
Total	$591	$531

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share information)

10. STOCKHOLDERS’ EQUITY, continued

Warrants and Derivative Warrant Liability

The Company accounts for common stock warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreement. Stock warrants are accounted for as derivative liabilities if the warrants allow for cash settlement or provide for modification of the warrant exercise price in the event subsequent sales of common stock by the Company are at a lower price per share than the then-current warrant exercise price. The Company classifies derivative warrant liabilities on the balance sheet at fair value, and changes in fair value during the periods presented in the statement of operations, which is revalued at each balance sheet date subsequent to the initial issuance of the stock warrant. As of September 30, 2017, the following warrants were outstanding:

Issued to	Amount	Issue Date	Expiration Date	Exercise Price
Term Note Lender(1)	94	9/30/2016	9/30/2021	$20.00
Investment Bank	79	12/9/2012	12/9/2019	5.00
Investment Bank	97	10/31/2014	10/31/2021	5.00
Equity Investors	99	9/8/2016	9/8/2021	20.00
Equity Investors	97	9/29/2016	9/29/2021	20.00
Equity Investors	104	10/12/2016	10/12/2021	20.00
Term Note Lender (1)	100	11/11/2016	11/11/2021	10.00
Term Note Lender (1)	150	1/3/2017	1/3/2022	10.00
	820

(1)	Warrant was determined to be a derivative subject to fair value accounting and is booked as a warrant liability.

A summary of the warrant activity during the nine months ended September 30, 2017 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Intrinsic
	Warrants	Price	Life in Years	Value
Outstanding, December 31, 2016	670	$13.75	4.35	$-
Issued	150	10.00	4.26	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding, September 30, 2017	820	$13.75	3.90	$-
Exercisable, September 30, 2017	820	$13.75	3.90	$-

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

The following table summarizes the calculated aggregate fair values for the warrant derivative liabilities using the Lattice Model method based on the following assumptions:

	January 2017	January 2017	November 2016	September 2016
	Warrants at	Warrants as of	Warrants as of	Warrants as of
	Inception	September 30, 2017	September 30, 2017	September 30, 2017
Risk free rate	1.94%	1.809%	1.788%	1.770%
Volatility	37.46%	38.46%	38.83%	39.01%
Dividends	0	0	0	0
Time to maturity	5 years	4.26 years	4.12 years	4.00 years
Fair value per share price	$3.75	$1.25	$1.25	$0.25
Fair value of warrants	$563	$158	$118	$27
Market price on date of issuance	$10.25

These warrants are Level 3 valuation which were issued and measured on September 30, 2017.

The following table summarizes the change in fair value of the warrants from December 31, 2016 through September 30, 2017.

	Fair value as of	New	Change in Fair Value	Fair value as of
	12/31/2016	Issuances	Gain	September 30, 2017
Investor warrants (9/30/16)	$(170)	$-	$143	$(27)
Investor warrants (11/11/16)	$(424)	$-	$306	$(118)
Investor warrants (1/3/17)	$-	$(563)	$405	$(158)
Totals	$(594)	$(563)	$854	$(303)

Subscription Receivable

During the nine months ended September 30, 2017 the Company issued 160,680 shares of common stock that were subject to certain vesting requirements, with a fair value of $3,841. As of December 31, 2016, shares that were previously issued to employees with a fair value of $2,829 remained unvested. Because these common shares are subject to forfeiture if the employees are no longer employed with the company at the end of their employment agreements, their unvested value is carried in subscriptions receivable within stockholders’ equity. During the nine months ended, $1,670 of such amount vested and was reflected as stock compensation and $3,588 remained unvested as of September 30, 2017.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share information)

10. STOCKHOLDERS’ EQUITY, continued

Equity Transactions (in whole dollars)

During the nine months ended September 30, 2017, the Company issued 9,181 shares of its common stock with a fair value of $125,000 for settlement of legal matters.

During the nine months ended September 30, 2017, the Company issued 221,511 shares of its common stock to individual investors, which resulted in net proceeds to the Company of $2,712,000.

During the nine months ended September 30, 2017, the Company issued 103,782 shares of its common stock with a fair value of $1,568,000 pursuant to consulting agreements.

During the nine months ended September 30, 2017, the Company issued 164,609 shares of its common stock with a fair value of $3,841,000 to employees under employment agreement for future services.

During the nine months ended September 30, 2017, the Company issued 256,801 shares of its common stock with a fair value of $5,650,000 to its senior lender in conjunction with the refinancing of the senior debt on April 20, 2017 in conjunction with the Benchmark acquisition.

During the nine months ended September 30, 2017, the Company reclassified 444,275 shares of its common stock with a fair value of $437,000 to its senior lender that from temporary equity to permanent equity which is now included in the consolidated statement of changes in stockholders’ equity. Reclassification was due to the put provision from the Lateral senior credit agreement dated October 28, 2015 was removed when the agreement was amended for the Benchmark acquisition on April 20, 2017.

During the nine months ended September 30, 2017, the Company issued 29,399 shares of its common stock with a fair value of $444,000 to settle debt having an approximate value.

During the nine months ended September 30, 2017, the Company issued 5,360 shares of its common stock with a fair value of $125,000 to investor relation firm for services.

During the nine months ended September 30, 2017, the Company issued 5,300 shares of its common stock with a fair value of $62,000 to members of the Board of Directors.

On April 21, 2017, the Company issued 1,069,538 shares of its common stock with a fair value of $21,658,000 to certain Benchmark shareholders in conjunction with the acquisition of Benchmark.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share information)

11. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts are summarized as follows:

September 30, 2017
Costs incurred on uncompleted contracts	$56,674
Estimated earnings	9,463
66,137
Billings to date	(66,742)

$(605)

Included in the accompanying balance sheets:
Costs and estimated earnings in excess of billings	$6,773
Billings in excess of costs and estimated earnings	(7,378)

Total	$(605)

12. BACKLOG

The following is a reconciliation of backlog representing signed contracts in progress at September 30, 2017:

Balance – December 31, 2016	$-
New contracts and adjustments	390,710
390,710
Less contract revenues earned for the nine months ended September 30, 2017	(117,202)

Balance – September 30, 2017	273,508

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share information)

13. SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred through the date the financial statements were issued, for possible disclosure and recognition in the financial statements.

The Company issued 4,097 shares of common stock with a market value of $33,800 to directors and employees per their agreements.

The Company issued 146,719 shares of common stock with a market value of $1,353,000 to settle outstanding payables.

The Company issued 15,743 shares of common stock with a market value of $114,000 for consulting services.

The Company has promoted Anthony Sirotka to the position of Chief Administrative Officer and President of FTE Network Services, effective November 14, 2017.

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

Overview

FTE Networks, Inc. is a leading network infrastructure and interior full-service contractor for state-of-the-art networks and commercial properties. We offer general contract management, and provide end-to-end design, build and support solutions to create the most transformative smart platforms and buildings.

The Company has three complementary businesses including: FTE Networks Services (network infrastructure solutions); CrossLayer, Inc. (managed network services with first-of-its-kind advanced network and cloud platform); and Benchmark Builders, Inc. (construction management), which provides end-to-end interior design, build and support solutions. FTE’s businesses are predicated on smart design and consistent standards that reduce deployment costs and accelerate delivery of innovative projects and services. The company works with Fortune 100/500 companies, including some of the world’s leading communications services providers.

On April 20, 2017, FTE expanded its product offering with the consummation of an acquisition of Benchmark Builders, Inc. (“Benchmark” or “Predecessor”). Benchmark is a full-service construction management and general contracting firm incorporated in 2008 as a New York State S-Corporation. Benchmark is a construction manager and general contractor serving a diverse and sophisticated corporate client base in the telecommunications, commercial, industrial, broadcast, technology, infrastructure, financial services, healthcare, and education industries, primarily in the New York area. Management believes that the historical operations of the Company and those for Benchmark operate under the same segment. Any assets outside of the continental U.S. are immaterial.

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

Discussion of Operation Results for the Three and Nine Months ended September 30, 2017 and 2016

Overview

For the three months ended September 30, 2017 and 2016, respectively, we reported consolidated net income attributable to common shareholders of $2,529 and a net loss of $1,052, reflecting an increase in net income of $3,581. The increase in net income was attributable to several factors, including an increase in gross profit due to the Benchmark acquisition, offset by an increase in transaction expenses of $246 in relation to the acquisition cost of Benchmark, an increase in interest expense of $1,824 from additional notes payable, an increase in amortization expense of intangible assets of $3,014, of which $2,245 was charged to cost of revenues, related to intangible assets acquired in the Benchmark acquisition, and an increase in amortization expense of our deferred financing costs of $1,331, which is due to an increase in deferred financing costs capitalized during the three months ended September 30, 2017.

The net income of the Predecessor for the three months ended September 30, 2016 totaled $1,064. The change from net income in the Predecessor period to net income of $7,031 for the three months ended September 30, 2017 was primarily due a combination of higher gross margins and lower operating expenses in 2017.   In the first half of 2017, the Predecessor’s revenue and net income was lower as Benchmark completed older projects while building its backlog of newly awarded projects awaiting to commence.  These awarded projects could reasonably be expected to result in significantly improved performance in the second half of 2017. The Predecessor financials for the three months ended September 30, 2016 also did not reflect transaction costs, interest costs, amortization of deferred financing costs or amortization of intangible assets noted above.

For the nine months ended September 30, 2017 and 2016, respectively, we reported consolidated net losses attributable to common shareholders of $6,573 and $3,250, reflecting an increase in net losses of $3,323. For the nine months ended September 30, 2017, we reported operating income of $2,494, compared to an operating loss of $960 for the nine months ended September 30, 2016. The net loss attributable to common shareholders was attributable to several factors, including an increase in transaction expenses of $1,666 in relation to the acquisition of Benchmark, an increase in interest expense of $2,899 from additional notes payables, an increase in amortization expense of intangible assets of $5,324, of which $3,966 was charged to cost of revenues, related to intangible assets acquired in the Benchmark acquisition, and to an increase in amortization expense of our deferred financing costs of $3,335, which is due to an increase in deferred financing costs capitalized during the nine months ended September 30, 2017.

The net income of the Predecessor for the nine months ended September 30, 2016 totaled $14,574. The change from net income from the Predecessor period to net income of $9,454 for the nine months ended September 30, 2017 was primarily due to the completion of a few larger projects during 2016.   In the first half of 2017, the Predecessor’s revenue and net income was lower as Benchmark completed older projects while building its backlog of newly awarded projects awaiting to commence.  Such recently awarded projects could reasonably be expected to result in significantly improved performance in the second half of 2017.  The Predecessor financials for the nine months ended September 30, 2016 also did not reflect transaction costs, interest costs, amortization of deferred financing costs or amortization of intangible assets noted above.

Revenues and Gross Profit

We had overall revenues of $79,083 for the three months ended September 30, 2017, as compared to revenues of $3,828 for the three months ended September 30, 2016, resulting in an increase in revenues of $75,255. The increase in revenues is attributable to revenue recognized by Benchmark of $73,470 for three months ended September 30, 2017 and an increase in revenue by FTE Networks of $1,785. The increase in cost of revenue of $61,150 resulted in a decrease in gross profit margin from 37% to 20% for the three months ended September 30, 2016 and September 30, 2017, respectively. Benchmark’s gross profit margins were traditionally lower than those of the Company. Predecessor revenue for the three months ended September 30, 2016 totaled $77,644. The change in revenue from the Predecessor results to the results for the three months ended September 30, 2017 was primarily due to the completion of a few larger projects during 2016.   In the first half of 2017, the Predecessor’s revenue was lower as Benchmark completed older projects while building its backlog of newly awarded projects awaiting to commence.  Such recently awarded projects could reasonably be expected to result in significantly improved performance in the second half of 2017.  Margins for the Predecessor were approximately 16%. In addition, the Predecessor’s results for the three months ended September 30, 2016 included the comparable 20 days (April 1, 2017 through April 20, 2017) which were not included in the consolidated 2017 results.

We had overall revenues of $134,866 for the nine months ended September 30, 2017, as compared to revenues of $9,084 for the nine months ended September 30, 2016, resulting in an increase in revenues of $125,782. The increase in revenues is attributable to revenue recognized from Benchmark of $118,008 for the period April 21, 2017 through to September 30, 2017 and an increase in revenue by FTE Networks of $7,774. The increase in cost of revenue of $102,959 resulted in a decrease in gross profit margin from 38% to 19% for the nine months ended September 30, 2016 and September 30, 2017, respectively. Benchmark’s gross profit margin were traditionally lower than those of the Company. Predecessor revenue for the nine months ended September 30, 2016 totaled $307,984. The change in revenue from the Predecessor results to the results for the nine months ended September 30, 2017 was primarily due to the completion of a few larger projects during 2016.   In the first half of 2017, the Predecessor’s revenue was lower as Benchmark completed older projects while building its backlog of newly awarded projects awaiting to commence.  Such recently awarded projects could reasonably be expected to result in significantly improved performance in the second half of 2017.  Margins for the Predecessor were approximately 20%. In addition, the Predecessor’s results for the nine months ended September 30, 2016 included the comparable 20 days (April 1, 2017 through April 20, 2017) which were not included in the consolidated 2017 results.

Operating Expenses

We reported operating expenses of $10,740 and $1,397 for the three months ended September 30, 2017 and 2016, respectively, representing an increase of $9,343. The increase in operating expenses relate primarily to: i) an increase of selling, general and administrative expenses of $3,614, which includes the addition of $3,641 of normal operating expenses incurred by Benchmark during the three months ended September 30, 2017 which were not represented in the corresponding pre-acquisition period in 2016; ii) an increase of compensation expense of $4,707, which includes the addition of $3,498 of normal operating expenses incurred by Benchmark during the three months ended September 30, 2017 which were not represented in the corresponding pre-acquisition period in 2016; iii) transaction expenses of $246 incurred by us during the acquisition of Benchmark and iv) due to an increase in amortization expense of intangible assets of $768, related to intangible assets acquired in the Benchmark acquisition. Operating expenses for the Predecessor totaled $9,114 for the three months ended September 30, 2016. The change in operating expenses from the Predecessor results for the three months ended September 30, 2016 to the results for the three months ended September 30, 2017, reflects overall reductions in compensation expenses and other selling, general and administrative items.

We reported operating expenses of $23,764 and $4,395 for the nine months ended September 30, 2017 and 2016, respectively, representing an increase of $19,369. The increase in operating expenses relates primarily to: i) an increase of selling, general and administrative expenses of $8,470, which includes the addition of $5,902 of normal operating expenses incurred by Benchmark during the post-acquisition closing period of April 21, 2017 through September 30, 2017 which were not represented in the corresponding pre-acquisition period in 2016; ii) an increase of compensation expense of $8,962, which includes the addition of $6,069 of normal operating expenses incurred by Benchmark during the post-acquisition closing period of April 21, 2017 through September 30, 2017 which were not represented in the corresponding pre-acquisition period in 2016; iii) transaction expenses of $1,666 incurred by us during the acquisition of Benchmark and iv) due to an increase in amortization expense of intangible assets of $1,358 related to intangible assets acquired in the Benchmark acquisition. Operating expenses for the Predecessor totaled $31,414 for the nine three months ended September 30, 2016. The change in operating expenses from the Predecessor results to the results for the nine months ended September 30, 2017, reflects overall reductions in compensation expenses and other selling, general and administrative items.

Other Income and Expense

Other expense increased by $209 during the three months ended September 30, 2017, when compared to the same period in the previous year, primarily due to an increase amortization expense of deferred financing cost and debt discounts of $1,223 and an increase in interest expense of $1,334. These increases were partially offset by a decrease in the value of our warrant liability of $2,033.

Other expense increased by $5,684 during the nine months ended September 30, 2017, when compared to the same period in the previous year, primarily due to the following: i) an increase in amortization expense of deferred financing cost and debt discounts of $3,335; ii) an increase in interest expense of $2,899; iii) a $854 increase in the fair market value of our warrant liability; and iv) financing costs of $702.

Liquidity and Capital Resources

Overview

As of September 30, 2017, the Company had an accumulated deficit of approximately $25,563. In addition, the Company has working capital of $3,146, which includes approximately $7,378 of billings in excess of costs and estimated earnings on uncompleted contracts, notes payable of $14,813, and accounts payable of $33,531 of which approximately $28,280 incurred through the acquisition of Benchmark. In addition, during the nine months ended September 30, 2017, cash provided by financing activities was $25,565 and cash used in operating activities was $4,958.

Cash Flows for the Nine Months Ended September 30, 2017 and 2016

Cash Flows from Operating Activities

Net cash used in operating activities was $4,958 during the nine months ended September 30, 2017 as compared to $6,834 during the nine months ended September 30, 2016. For the nine months ended September 30, 2017, cash used in operating activities was primarily attributable to the net loss, amortization of intangible assets due to Benchmark acquisition, accounts receivable and other current assets, partially offset by accounts payable and the change in warrant valuation.

Cash Flows from Investing Activities

We used cash of $18,865 during the nine months ended September 30, 2017, as compared to cash provided of $2,694 during the nine months ended September 30, 2016. During the nine months ended September 30, 2017, cash used by investing activities consisted of the purchase of property and equipment of $4,031, and $14,834 of cash consideration for acquisition of Benchmark. During the nine months ended September 30, 2016, cash provided was derived from primarily the restricted cash account.

Cash Flows from Financing Activities

Cash provided by financing activities was $25,565 during the nine months ended September 30, 2017, as compared to $3,943 during the nine months ended September 30, 2016. During the nine months ended September 30, 2017, cash provided by financing activities consisted principally of issuance of notes payable, net of repayments. During the nine months ended September 30, 2016, cash provided by financing activities was primarily from proceeds from the sale of preferred stock and the issuance of notes payable.

Management’s Liquidity Plans

On April 20, 2017, in conjunction with the acquisition of Benchmark, Lateral amended its existing credit facility to provide for approximately $10,110 towards the cash purchase price, and extended the maturity date of the existing credit facility to September 30, 2019. Additionally, in conjunction with the Benchmark acquisition, we took on approximately $50,000 of debt. With Benchmark’s significant annual revenue and its backlog as of September 30, 2017 of $273,508, we believe that we have the ability to support this additional debt and fund all current operations, thereby mitigating this uncertainty over the next two quarters. However, if needed, there is no assurance that additional financing will be available or that management will be able to obtain and close financing on terms acceptable to us, enter into an acceptable installment plan with the IRS, which is scheduled to be presented in the first quarter of 2018, or whether the Company’s anticipated future profitability and positive operating cash flow generated through its backlog will coincide with its debt service requirements and debt maturity schedule. If the Company is unable to raise sufficient additional funds or generate positive operating cash flow when required, it will have to develop and implement a plan which may include but may not be limited to such measures as extending payables, renegotiating debt facilities, extending debt maturities, and reducing overhead, until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Backlog

As of September 30, 2017, we had a backlog of unfilled contracts and master service agreements of approximately $419,267, which includes $273,508 of Benchmark’s backlog and FTE Networks master service agreements of $145,757. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We may experience variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments that may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

As a smaller reporting company, we are not required to provide the information requested by paragraph (a)(5) of this Item.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2017, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2017.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of September 30, 2017 our internal controls over financial reporting were not effective at the reasonable assurance level.

As of September 30, 2017, management has not completed an effective assessment of the Company’s internal controls over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management has concluded that, during the period covered by this report, our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weaknesses set forth below in our internal control over financial reporting.

1.	We did not perform an effective risk assessment or monitor internal controls over financial reporting.

2.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ended December 31, 2016. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2017, the Company has improved its internal controls over financial reporting. Key management staff were added to the accounting department to ensure timely and accurate financial reporting, a new accounting software system is in place to allow for restrictive user access controls, audit trail, and segregation of duties. Internal policies and procedures were put in to place and are routinely reviewed for compliance. Management has reviewed and assessed all high risk transactions and processes and have strengthened the controls in these areas through management review and approval, increasing preventative controls, and increased management oversight. The Company has also engaged a third party consulting company to assist in the preparation of all SEC reporting to further ensure the accuracy and completeness of its financial reporting, as well as timely filing.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 12, 2017, the Company issued 836 shares of its common stock with a fair value of $12,500 for settlement of a legal matter.

On January 12, 2017, the Company issued 1,500 shares of its common stock to an individual investor, which resulted in net proceeds to the Company of $15,000.

On January 18, 2017, the Company issued 12,000 shares of its common stock with a fair value of $123,000 pursuant to a consulting agreement.

On January 19, 2017, the Company issued 4,000 shares of its common stock with a fair value of $46,000 pursuant to a consulting agreement.

On January 20, 2017, the Company issued 2,000 shares of its common stock with a fair value of $25,000 pursuant to a consulting agreement.

On February 2, 2017, the Company issued 500 shares of its common stock with a fair value of $5,000 pursuant to a consulting agreement.

On February 7, 2017, the Company issued 2,800 shares of its common stock with a fair value of $35,000 pursuant to a consulting agreement.

On February 9, 2017, the Company issued 2,500 shares of its common stock with a fair value of $31,000 to an employee as part of his compensation.

On February 17, 2017, the Company issued 1,600 shares of its common stock with a fair value of $28,000 pursuant to a consulting agreement.

On February 24, 2017, the Company issued 1,000 shares of its common stock with a fair value of $12,500 pursuant to a consulting agreement.

On March 1, 2017, the Company issued 2,000 shares of its common stock with a fair value of $25,000 pursuant to a consulting agreement

On March 3, 2017, the Company issued 256,801 shares of its common stock with a fair value of $5,650,000 to its senior lender.

On March 7, 2017, the Company issued 3,326 shares of its common stock with a fair value of $37,000 to settle debt.

On March 7, 2017, the Company issued 267 shares of its common stock to an individual investor, resulting in net proceeds to the Company of $4,000.

On March 9, 2017, the Company issued 206 shares of its common stock with a fair value of $2,000 for settlement of debt.

On March 27, 2017, the Company issued 119,321 shares of its common stock to various employees with a fair value of $2,994,000 per their employment agreements.

On March 27, 2017, the Company issued 3,145 shares of its common stock with a fair value of $32,000 for consulting services.

On March 28, 2017, the Company issued 1,500 shares of its common stock with a fair value of $19,000 to an employee per his employment agreement.

On April 21, 2017, the Company issued 1,069,538 shares of its common stock with a fair value of $14,976,000 to certain Benchmark Builders Inc. shareholders in conjunction with the acquisition of Benchmark.

On April 21, 2017, the Company issued 35,088 shares of its common stock with a fair value of $500,000 for settlement of debt.

On May 9, 2017, the Company issued 1,184 shares of its common stock with a fair value of $11,000 for consulting services.

On May 9, 2017, the Company issued 2,000 shares of its common stock with a fair value of $25,000 for settlement of debt.

On May 16, 2017, the Company issued 2,640 shares of its common stock with a fair value of $50,000 for consulting services.

On May 16, 2017, the Company issued 206 shares of its common stock with a fair value of $3,000 for consulting services.

On May 16, 2017, the Company issued 206 shares of its common stock with a fair value of $3,000 for consulting services.

On May 16, 2017, the Company issued 372 shares of its common stock with a fair value of $4,000 for consulting services.

On May 19, 2017, the Company issued 800 shares of its common stock with a fair value of $14,000 for consulting services.

On May 19, 2017, the Company issued 800 shares of its common stock with a fair value of $14,000 for consulting services.

On May 19, 2017, the Company issued 1,000 shares of its common stock with a fair value of $13,000 for consulting services.

On June 1, 2017, the Company issued 55,000 shares of its common stock with a fair value of $977,000 to an investment bank, resulting in net proceeds to the Company of $550.

On June 1, 2017, the Company issued 24,000 shares of its common stock with a fair value of $390,000 for consulting services.

On June 1, 2017, the Company issued 2,272 shares of its common stock with a fair value of $50,000 to an employee per his employment agreement.

On June 2, 2017, the Company issued 800 shares of its common stock with a fair value of $10,000 for consulting services.

On June 9, 2017, the Company issued 4,400 shares of its common stock with a fair value of $55,000 for consulting services.

On June 9, 2017, the Company issued 4,988 shares of its common stock with a fair value of $100,000 to an investor relations firm for investor services.

On June 9, 2017, the Company issued 1,600 shares of its common stock with a fair value of $23,000 for consulting services.

On June 9, 2017, the Company issued 9,520 shares of its common stock with a fair value of $143,000 for settlement of debt.

On June 30, 2017, the Company issued 800 shares of its common stock with a fair value of $14,000 for consulting services.

On June 30, 2017, the Company issued 2,400 shares of its common stock with a fair value of $38,000 for consulting services.

On June 30, 2017, the Company issued 3,200 shares of its common stock with a fair value of $58,000 for consulting services.

On June 30, 2017, the Company issued 2,400 shares of its common stock with a fair value of $43,000 for consulting services.

On June 30, 2017, the Company issued 444,275 shares of its common stock with a fair value of $437,000 to its senior lender.

On July 5, 2017, the Company issued 2,000 shares of its common stock with a fair value of $31,000 for consulting services.

On July 10, 2017, the Company issued 600 shares of its common stock with a fair value of $9,000 for consulting services.

On July 13, 2017, the Company issued 6,346 shares of its common stock with a fair value of $87,000 for settlement of debt.

On July 19, 2017, the Company issued 164,333 shares of its common stock with a fair value of $2,136,000 to an investment firm as part of an agreement for the investment firm to raise equity.

On July 26, 2017, the Company issued 2,000 shares of its common stock with a fair value of $26,000 for settlement of debt.

On July 31, 2017, the Company issued 2,000 shares of its common stock with a fair value of $24,000 to an employee as part of his compensation.

On August 1, 2017, the Company issued 3,120 shares of its common stock with a fair value of $45,000 for consulting services.

On August 3, 2017, the Company issued 10,000 shares of its common stock with a fair value of $143,000 for consulting services.

On August 21, 2017, the Company issued 500 shares of its common stock with a fair value of $6,000 for consulting services.

On August 21, 2017, the Company issued 750 shares of its common stock with a fair value of $9,000 for consulting services.

On August 24, 2017, the Company issued 4,000 shares of its common stock with a fair value of $53,000 for consulting services.

On August 29, 2017, the Company issued 1,500 shares of its common stock with a fair value of $18,000 to a board member.

On August 29, 2017, the Company issued 1,500 shares of its common stock with a fair value of $18,000 to a board member.

On August 29, 2017, the Company issued 1,500 shares of its common stock with a fair value of $18,000 to a board member.

On August 29, 2017, the Company issued 200 shares of its common stock with a fair value of $2,000 to a board member.

On August 29, 2017, the Company issued 200 shares of its common stock with a fair value of $2,000 to a board member.

On August 29, 2017, the Company issued 200 shares of its common stock with a fair value of $2,000 to a board member.

On August 29, 2017, the Company issued 200 shares of its common stock with a fair value of $2,000 to a board member.

On August 29, 2017, the Company issued 3,000 shares of its common stock with a fair value of $35,000 for consulting services.

On August 29, 2017, the Company issued 2,143 shares of its common stock with a fair value of $25,000 for consulting services.

On August 29, 2017, the Company issued 2,500 shares of its common stock with a fair value of $29,000 to an employee as part of his compensation.

On August 29, 2017, the Company issued 1,429 shares of its common stock with a fair value of $17,000 to an employee as part of his compensation.

On September 1, 2017, the Company issued 3,000 shares of its common stock with a fair value of $36,000 for settlement of debt.

On September 6, 2017, the Company issued 2,215 shares of its common stock with a fair value of $24,000 for settlement of debt.

On September 14, 2017, the Company issued 3,891 shares of its common stock with a fair value of $44,000 for settlement of debt.

On September 15, 2017, the Company issued 2,210 shares of its common stock with a fair value of $23,000 for settlement of debt.

On September 27, 2017, the Company issued 3,032 shares of its common stock with a fair value of $24,000 for settlement of debt.

On September 27, 2017, the Company issued 600 shares of its common stock with a fair value of $4,000 for consulting services.

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

FTE Networks, Inc.

Date: November 16, 2017	By:	/s/ Michael Palleschi
Michael Palleschi
Chief Executive Officer

Date: November 16, 2017	By:	/s/ David Lethem
David Lethem
Chief Financial Officer

