Form 10-K
period 2017-12-31
FTE Networks, Inc.
filed 2018-04-18
CIK 1122063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $0.001 per share.

Securities registered pursuant of section 12(g) of the Act: Not Applicable.

Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule-405 of the Securities Act. [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes [X] No

Note -Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second quarter was approximately $30,859,273 (based on a closing price of $15.75 per share for the registrant’s common stock on the OTCQX marketplace on June 30, 2017.)

As of April 10, 2018, there were 6,281,630 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A for the 2018 annual meeting of shareholders is incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

FTE NETWORKS, INC.

FORM 10-K

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

PART I

Item 1. Business.

Our Company

FTE Networks, Inc. or the (“Company”, “FTE”, “we,” “our” or “us”) together with its wholly owned subsidiaries, is a leading provider of innovative, technology-oriented solutions for smart platforms, network infrastructure and buildings. The Company provides end-to-end design, construction management, build and support solutions for state-of-the-art networks, data centers, residential, and commercial properties and services Fortune 100/500 companies. FTE has three complementary business offerings which are predicated on smart design and consistent standards that reduce deployment costs and accelerate delivery of innovative projects and services.

Our Service Offerings

Network Infrastructure Solutions

Jus-Com, Inc. (dba “FTE Network Services”) provides comprehensive telecommunications solutions in the wireline and wireless telecommunications industry. Services include the design, engineering, installation, repair and maintenance of fiber optic, copper and coaxial cable networks used for video, data and voice transmission. In the wireless space, FTE provides engineering, design, installation and upgrade of wireless communications networks, including infrastructure, antennas, switching systems, and backhaul links from wireless systems to voice, data and video networks.

Managed Network Services

CrossLayer, Inc. (“CrossLayer”) is FTE’s managed network services subsidiary connecting large-scale, state-of-the-art campuses and multi-use developments. This service offering delivers technology solutions via a new software-driven, mobile-edge compute platform, providing owners and developers with the control that comes with an owned-and-operated system. Often referred to as “Edge Computing” technology, CrossLayer’s purpose-built platform enables commercial real estate owners and businesses to introduce and deliver innovative services quickly, increase user satisfaction and create monetization opportunities previously afforded only to network operators, while reducing capital and operating costs.

General Contracting and Construction Management

Benchmark Builders, Inc. (“Benchmark”) is a leading full-service general construction management and general contracting firm, and the third complimentary element to FTE’s business portfolio, serving a diverse and sophisticated corporate client base in the telecommunications, retail, professional services, industrial, broadcast, technology, infrastructure, and financial services industries, primarily in New York City, NY.

Staffing

Focus Venture Partners, Inc. (“FVP Worx”) is a multifaceted employment firm offering full service staffing solutions, specializing in the telecommunications, technology and construction services.

Our Corporate History

We were organized in the state of Nevada in December 2007 as Beacon Enterprise Solutions Group, Inc. (“Beacon”). Beacon sold its operating assets in September 2012 but maintained its public company “shell” status. Then, in June 2013, Beacon’s subsidiary, Beacon Acquisition Sub, Inc., also a Nevada corporation (“Merger Sub”), merged with Focus Venture Partners, Inc. (“Focus”), a Nevada holding company operating in the telecommunications industry.

Focus, via its subsidiary, Optos Capital Partners, LLC (“Optos”), managed and operated two telecom entities: (1) Focus Fiber Solutions, LLC, a Delaware limited liability company and (2) Jus-Com, Inc., an Indiana corporation, and our current network infrastructure business component. Focus continued as the surviving corporation and became Beacon’s subsidiary (the “Beacon Merger”). Following the Beacon Merger, on March 13, 2014, Beacon changed its name to “FTE Networks, Inc.” (“FTE” or the “Company”). We are headquartered in Naples, Florida.

Recent Developments

Acquisition of Benchmark

On April 20, 2017, FTE expanded its product and service offerings with the consummation of an acquisition of Benchmark, a privately held New York corporation. Benchmark is a New York City based construction manager and general contractor with historical annual revenues in the $300 million to $400 million range. Benchmark’s business model focuses on the build-out of interior commercial space for a client base that consists of some of the world’s most distinguished companies.

Benchmark is a New York-based construction manager and general contractor serving a diverse and sophisticated client base in the telecommunications, retail, professional services, industrial, broadcast, technology, infrastructure, and financial services industries. The Company delivers unique project solutions in the complex New York marketplace. It emphasizes the ability of its experienced staff to become an integral part of a client’s project team, responding to every client need and request. Benchmark excels at technologically complex work building broadcast studios and infrastructure, as well as large projects which can range from $30 million to $100 million. Benchmark maintains its strong reputation by consistently delivering on the quality, budget, and schedule expectations of some of the world’s most demanding clients. Benchmark offers general contracting, pre-construction planning and comprehensive project management services, including the planning and scheduling of the manpower, equipment, materials and subcontractors required for a project. Benchmark offers general contracting, pre-construction planning and comprehensive project management services, including the planning and scheduling of the manpower, equipment, materials and subcontractors required for a project.

Uplisting to NYSE American

On December 11, 2017, the Company announced that its common stock had been approved for listing on the NYSE American. The Company’s common stock started trading on the NYSE American exchange under its current symbol, “FTNW” on December 14, 2017.

Authorization of Series G Preferred Stock

The Board of Directors of the Company authorized the designation of a new series of preferred stock, the Series G Convertible Preferred Stock, out of its available “blank check preferred stock” and authorized the issuance of up to 1,780 shares of the Series G Convertible Preferred Stock. A Certificate of Designation was filed with the Secretary of State of the State of Nevada on December 4, 2017. The Series G Convertible Preferred Stock has various rights, privileges and preferences, including conversion into 100 shares of Common Stock (subject to adjustments) upon the filing of an amendment to the Company’s Articles of Incorporation incorporating a reverse stock split and the rights are junior and subordinate to any shares of Preferred Stock issued prior to this issuance.

Reverse Split of Common Stock

The Board of Directors approved a reverse stock split of our issued and outstanding shares of Common Stock and appointed and authorized a committee (the “Committee”) to fix the exact ratio from a range predetermined by the Board of Directors. On November 2, 2017, the Committee fixed a 25-for-1 reverse stock split ratio (the “Reverse Stock Split”). The Reverse Stock Split was approved by Financial Industry Regulatory Authority (“FINRA”) and was effectuated on November 6, 2017. All shares and share information in this Form 10-K have been retroactively restated for the split.

Launch of CrossLayer

On October 26, 2017, FTE announced the launch of CrossLayer, a managed network services company with technology that introduces a new business model for connected large-scale, state-of-the-art campuses and multi-use developments. This new business base, added to FTE’s existing portfolio, leverages infrastructure and construction management expertise across a larger addressable market for expanded customer offerings and attendant growth opportunities.

Technology Services

CrossLayer’s purpose-built platform is designed to enable commercial real estate property owners and businesses to introduce and deliver innovative services quicker, while creating monetization opportunities previously available only to network operators. By providing reduced capital and operating costs for customers, CrossLayer’s managed network service solutions deliver the agility and flexibility to meet evolving technology advancements.

CrossLayer’s service platform is distinct from those of its competitors for the following reasons:

●	Single network to reduce complexity and increase efficiency;
●	Revenue sharing model to increase building net operating income;
●	Service availability;
●	Direct connect to the internet eliminates need for ISP or cable provider;
●	Single contact for service and support; and
●	Specific focus on enabling building management systems

Infrastructure Services

Benchmark, our construction management subsidiary provides general contracting and construction management services on interior commercial space, predominately in the New York City market. New York City construction industry spending is expected to maintain a record $50 billion annual pace through 2019, an increase of 30% from 2015 levels. The general contracting and construction management industry in given geographic markets is typically very competitive at the local level and services by providers with a local presence where there is a familiarity with the client base, understanding of local laws and regulations, and relationships with the subcontractor trades as well as other professionals including architects and engineers. A significant part of our collective success in this market is attributable to strong relationships with core clients, in particular Benchmark’s long-standing reputation for quality service and industry-recognized depth of experience.

While Benchmark has the potential to expand into other industry verticals such as government or healthcare, as well as other geographic markets in the future, the corporate commercial market in New York City has seen steady growth and expansion in recent years and remains on an upward growth trajectory for the foreseeable future. This growth has been fueled by a combination of factors, including the broad economic expansion and the redevelopment of specific sites within New York City, the surrounding boroughs, and adjacent urban areas in New Jersey. Furthermore, as businesses relocate, expand, contract or consolidate within the city or to areas of redevelopment, there is potential for significant renovation opportunities as building owners and occupants look to renovate existing commercial space, inclusive of amenities, infrastructure and technology required to be competitive in attracting and retaining tenants.

Our success in these industries and markets is the result of experienced management and leadership, customer recognition in New York City, purchasing relationships and logistics, project planning, project management disciplines, training, quality control and top down commitment to customer satisfaction.

FTE provides comprehensive telecommunications solutions to Fortune 100/500 and other customers in the wireline and wireless telecommunications industry. Services performed by FTE include the design, engineering, installation, repair and maintenance of fiber optic, copper and coaxial cable networks used for video, data and voice transmission. In the wireless space, FTE provides engineering, design, installation and upgrade of wireless communications networks, including infrastructure, antennas, switching systems, and backhaul links from wireless systems to voice, data and video networks. FTE also provides emergency restoration services, including the repair of telecommunications infrastructure damaged by inclement weather. We also provide premise wiring where we install, repair, and maintain the telecommunications structure within improved structures.

FTE’s success in these technology spaces is the result of experienced management and leadership, purchasing relationships and logistics, project planning, project management disciplines, training, quality control and top down commitment to customer satisfaction.

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

We anticipate increased long-term opportunities arising from plans by a number of wireless companies to deploy and implement 5G and LTE (Long Term Evolution) and XLTE (Extended Long Term Evolution) technology and networks throughout North America. These technologies are being deployed in the United States using a new spectrum, which effectively requires an entirely new network to be built. As a result, we expect significant capital expenditures will be made over a relatively long period of time as wireless carriers build out their 5G and LTE networks and then augment and optimize their networks for reliability and network quality. We believe wireless carriers are in the very early stages of their 5G and LTE network deployment plans.

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

Each major telecommunications client has their own build and quality standards. FTE trains its technicians in each specific protocol and has quality standards that it maintains on each and every project. FTE has the capability to engineer, build, turn up, test and manage every component in a client’s facility. The facilities that we work in performing ISP work are secure, highly available and mission critical to the countries telecommunications infrastructure. The client facilities that FTE works inside of touches everything from Wall Street trading floors to the video, telephone and data services used every day by the typical family and individual. This critical infrastructure connects corporate land-based services, mobile data services, on-demand video, TV and cable broadcast, internet, public networks, private networks and telephone. The quality of the work product from engineering to construction in this work is critical.

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

Customer Concentration

Our revenues earned from sale of services for the year ended December 31, 2017 include 21% and 14% from two customers. These two customers accounted for approximately 66% of our total accounts receivable at December 31, 2017. At December 31, 2017, one customer accounted for 47% of our accounts receivable. Our revenues earned from sale of products and services for the year ended December 31, 2016 included 52%, 32% and 14% from three customers. At December 31, 2016, one customer accounted for an aggregate of 66% of our total accounts receivable. The majority of our revenues are non-recurring, project-based revenues, it is not unusual for there to be significant period-to-period shifts in customer concentrations. Generally, our customers do not have an obligation to make purchases from us and may stop ordering our products and services or may terminate existing orders or contracts at any time with little or no financial penalty. The loss of any of our significant customers, any substantial decline in sales to these customers, or any significant change in the timing or volume of purchases by our customers, could result in lower revenues and could harm our business, financial condition or results of operations.

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

Materials and Supplies

The materials and supplies that are necessary for the operation of our businesses are available from a variety of sources. We are not dependent on any particular supplier or group of affiliated suppliers for our equipment needs.

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

Employees

As of April 5, 2018, we, together with our subsidiaries, employ 223 full-time employees and 1 part-time employee. 47 of our employees are represented by local collective bargaining units. The number of our employees varies according to the level of our work in progress. We maintain a nucleus of technical and managerial personnel to supervise all projects and add employees as needed to complete specific projects.

Intellectual Property

We have trademarks, trade names and licenses that we believe are necessary for the operation of our business as we currently conduct it. We do not consider our trademarks, trade names or licenses to be material to the operation of our business. On October 31, 2017 the Company announced that it filed a provisional patent application with the United States Patent and Trademark Office (USPTO) for CrossLayer technology covering the decentralized provision of internet and cloud services.

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

Executive Officers of the Registrant

The names and ages of all our executive officers and the positions held by them as of March 1, 2018, are as follows:

Name	Position with the Company	Age

Michael Palleschi	Chief Executive Officer and Chairman of the Board	42

David Lethem	Chief Financial Officer	59

Lynn Martin	Chief Operating Officer	49

Our executive officers are appointed annually and serve at the discretion of our Board of Directors. Mr. Palleschi, Chief Executive Officer; Mr. Lethem, Chief Financial Officer and Mr. Martin, Chief Operating Officer have written employment contracts. There are no familial relationships between any director and executive officers.

Mr. Michael Palleschi currently serves as the Chief Executive Officer and Chairman of the Board of Directors of FTE Networks since being appointed in January 2014. Mr. Palleschi joined FTE Networks in October 2010 where he served as COO of Focus Venture Partners, which featured investments in growing telecom companies including Focus Fiber Solutions, Jus-Com and Townsend Careers. Prior to Focus Venture Partners, from June 2007 until 2010, he was the Director of Infrastructure Services for South Florida facilities-based Telecommunications Company start up. From 2000 to 2007, he held several Senior Management roles at Level 3 Communications in New York and Georgia. Mr. Palleschi has also held several Sr. Management/Executive roles at major telecommunications companies such as Qwest Communications and MCI. Mr. Palleschi holds a degree in Engineering and Business Management. Mr. Palleschi also holds several professional and technical certifications.

Mr. David Lethem currently serves as the Chief Financial Officer of FTE Networks since being appointed in June 2014. Mr. Lethem joined FTE Networks in April 2014 as Vice President of Corporate Compliance. Prior to joining FTE, Mr. Lethem was the Director of Finance and Audit for Audit Management Solutions, Incorporated since November of 2007. He was directly responsible for the financial, operational, and audit management of both public and private companies during that time, working the banking, telecommunications, mobile marketing, manufacturing, and finance sectors. Additionally, his experience during that time involved reverse mergers, SEC compliance, international operations, and technical accounting matters. Mr. Lethem earned his Bachelor of Arts at the University of Dubuque and MBA from California Coast University. His also holds the following certifications, CIA and CRMA.

Mr. Lynn Martin currently serves as the Chief Operating Officer of FTE Networks since being appointed in September 2016. Prior to joining FTE, Mr. Martin was Senior Vice President of the communications, software, and technology division of Nexius where he was responsible for growing the business by delivering end-to-end network solutions for emerging technologies, such as Open Source/NFV/SDN and infrastructure services that provided relevant value to customers and helped them to optimize their businesses. Mr. Martin also served as Executive Director of Telcordia Technologies, where he ran the company’s next generation software product line, was a senior strategist in Accenture’s Network Practice, and spent over a decade at Level 3 Communications as Vice President of Operational Integration and Process Management.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934 (the Exchange Act). Accordingly, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission (SEC). These reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE., Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding FTE Networks and other issuers that file electronically.

We make available, free of charge on our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as practicable after we electronically file these documents with, or furnish them to, the SEC. These documents may be accessed through our website at www.ftenetwork.com under “Investor Relations.” The information posted or linked on our website is not part of this report. We also make our Annual Report available in printed form upon request at no charge.

We also make available on our website, as noted above, or in printed form upon request, free of charge, our Code of Ethics and the charters for the Audit, Compensation, and Nominating and Corporate Governance committees of the Board of Directors.

ITEM 1A. RISK FACTORS.

Not required for a smaller reporting company.

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 2. Properties.

Our corporate headquarters are located at 999 Vanderbilt Beach Road, Suite 601, Naples, Florida, 34108. Our current lease expires November 30, 2022 and has 5,377 square feet. Our subsidiaries lease five additional office/warehouse facilities throughout the United States, which is summarized below. We believe our properties are suitable and adequate for our business needs.

Location:	Usage	Square Footage	Lease Start Date	Lease End Date	Monthly Obligation
Naples, FL	Office	5,377	11/01/2015	11/30/2022	$19,034
Indianapolis, IN	Office	4,000	01/01/2016	12/31/2018	$2,700
Dallas, TX	Office	3,000	12/01/2016	11/30/2019	$4,000
Meridian, IA	Office	1,501	07/01/2017	07/31/202	$2,589
Naples, FL	Warehouse	4,500	11/01/2015	10/31/2018	$4,770
Dallas, TX	Office	8,640	5/1/2016	4/30/2019	$4,500
New York, NY	Office	11,000	10/1/2010	10/31/2021	$38,665

ITEM 3. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceeding which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties. We are currently not aware of any such legal proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

ITEM 4. Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of December 31, 2017, our common stock was trading on the NYSE American Market under the symbol FTNW. We uplisted to this exchange from the OTCQX marketplace on December 14, 2017. Our common stock was previously quoted on the OTC Pink sheets until March 1, 2016, when we uplisted to the OTCQB marketplace and the subsequently to the OTCQX marketplace on June 29, 2016.

The following table sets for the range of high and low bid information for our common stock for the periods indicated. Such over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	2017[1]		2016 [1]
	High	Low	High	Low
First Quarter	$28.08	9.78	$39.75	$10.00
Second Quarter	$26.00	12.25	$22.00	$15.50
Third Quarter	$16.38	6.25	$21.00	$10.00
Fourth Quarter	$18.75	5.90	$14.50	$8.00

1 Price adjusted to reflect 1:25 reverse split of common shares effective November 6, 2017.

Stockholders of Record

There were approximately 800 holders of record of our common stock as of As of March 28, 2018.

Dividends

We have not declared or paid any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. We plan to retain any future earnings for use in our business operations. Any decisions as to future payments of cash dividends will depend on our earnings and financial position and such other factors as the Board deems relevant.

Equity Compensation Arrangements

Our Board of Directors approved the 2017 Omnibus Incentive Plan (the “2017 Incentive Plan”) which reserves 3,000,000 shares of our common stock for issuance to enable us to attract and retain highly qualified personnel who will contribute to the Company’s success and provide incentives to participants in the 2017 Incentive Plan that are linked directly to increases in stockholder value. The 2017 Incentive Plan was approved by a majority of the holders of our outstanding capital stock via written consent on November 8, 2017.

The following table illustrates the common shares remaining available for future issuance under the 2017 Incentive Plan:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity plans
Plan Category:
Equity compensation plans approved by security holders	47,870	$6.68	2,952,130
Total	47,870	$6.68	2,952,130

Issuer Purchases of Equity Securities

During the year ended December 31, 2017, there were no purchases of our equity by us or any “affiliated purchaser.”

ITEM 6. Selected Financial Data.

Not required for a smaller reporting company.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our historical financial statements and the related notes contained elsewhere in this report.

Overview

FTE Networks, Inc, is a leading networking infrastructure and interior full-service contractor for state-of-the-art networks and commercial properties. We provide general contract management, and provide end-to-end design, build and support solutions to create the most transformative smart platforms and buildings.

We completed the acquisition of Benchmark, a leading provider of construction management services based in New York for $74,245 on April 20, 2017. The transaction allows us to offer services to each other’s clients and expand their offerings nationally. As a wholly-owned subsidiary of ours, Benchmark will continue to operate under its current successful model while also offering our “compute to the edge” technology in New York City and the surrounding region. The transaction enables us to expand infrastructure services for ISP through current and future Benchmark client base. Benchmark gives us access to major developers including REITs as potential CrossLayer technology clients. Additionally, the transaction strengthens the opportunity to win contracts from Fortune 100/500 companies and enables Benchmark to access more clients as a public company.

We operate primarily in three segments: the infrastructure segment, the technology segment and the staffing segment. The infrastructure segment includes FTE Networks Services (network infrastructure solutions); and Benchmark (construction management), which provides end-to-end interior design, build and support solutions. The technology segment which includes CrossLayer, Inc. (managed network services with first-of-its-kind advanced network and cloud platform) which became operational during October of 2017, with immaterial operations during the balance of the year, and the staffing segment which includes FVP; however, our staffing segment has been relatively inactive during 2017 and 2016.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments are based on historical information, information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. Our key estimates include: the recognition of revenue and project profit or loss (which we define as project revenue less project costs of revenue, including project-related depreciation), in particular, on construction contracts accounted for under the percentage-of-completion method, for which the recorded amounts require estimates of costs to complete projects, ultimate project profit and the amount of probable contract price adjustments as inputs; allowances for doubtful accounts; estimated fair values of acquired assets; asset lives used in computing depreciation and amortization; share-based compensation; other reserves and accruals; accounting for income taxes.

Revenue and Cost of Goods Sold Recognition

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

Fair Value of Financial Instruments

We adopted the Financial Accounting Standards Board (“FASB”) standard related to fair value measurement at inception. The standard defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. The standard applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. The standard clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The recorded values of long-term debt approximate their fair values, as interest approximates market rates. As a basis for considering such assumptions, the standard established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs other than quoted prices in active markets that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Our financial instruments consist of accounts receivable, other current assets, accounts payable, and notes payable. The recorded values of accounts receivable, other current assets, and accounts payable fair values due to the short maturities of such instruments. Recorded values for notes payable and related liabilities approximate fair values, since their amortization of deferred financing cost stated or imputed interest rates are commensurate with prevailing market rates for similar obligations.

Consolidated Results of Operations

Overview (in thousands)

For the years ended December 31, 2017 and 2016 we reported a consolidated net loss of $20,029 and $6,235 resulting in an increase in net loss of $13,794 or 221%. The increase in the consolidated net loss was attributable to several factors, including an increase in compensation expense of $17,099 due to the addition of headcount in selling, general and administrative and the one-time cash bonus of approximately $3,000 primarily attributable to the acquisition, an increase in the amortization expense of acquired intangible assets from the acquisition of $8,976, of which $6,379 was charged to cost of revenues, an increase in the amortization expense of our debt discount and deferred financing costs of $9,394 which is due to the increase in borrowings, an increase in interest expense of $3,547 from additional borrowings primarily due to the acquisition and the transaction expenses of $1,440 associated with the acquisition Benchmark.

The net income of the Predecessor for the year ended December 31, 2016 was $16,249 and $254 for the period January 1, 2017 until April 21, 2017 the date we acquired Benchmark.

Revenues and Gross Profit

Our consolidated revenues for the year ended December 31, 2017 were $243,409, as compared to revenues of $12,269 for the year ended December 31, 2016, resulting in an increase of $231,140. The increase in revenues attributable to Benchmark was $222,886 for the period April 21, 2017 through December 31, 2017, and an increase in FTE revenues of $8,274 for the year ended December 31, 2017. The increase in cost of revenues of $197,545 resulted in a decrease in gross profit margin from 28% to 15% for the year ended December 31, 2016 and 2017, respectively, due to Benchmark’s gross profit margin being lower than FTE’s. Predecessor revenue for the year ended December 31, 2016, totaled $386,924 as compared to $264,975 for the year ended December 31, 2017, (which includes the period pre- and post- acquisition) a decrease $121,969 or 32% and was primarily due to the completion of a several large projects during 2016. In the first half of 2017, the Predecessor’s revenue was lower as Benchmark completed older projects while building its backlog of newly awarded projects. Several of the newly awarded projects began in the fourth quarter of 2017, so we expect revenue to increase in the first half of 2018. Margins for the Predecessor were approximately 17%, exclusive of the impact of the $6,379 amortization which was charged to cost of operations which resulted from our purchase price allocation.

Operating Expenses

Our operating expenses were $38,641 and $5,823 for the years ended December 31, 2017 and 2016, respectively, representing an increase of $32,818. The increase in operating expenses is primarily due to the following: i) an increase of compensation expense of $17,099, which includes the addition of $12,060 of normal operating expenses incurred by Benchmark during the post-acquisition closing period of April 21, 2017 through December 31, 2017 which were not represented in the corresponding pre-acquisition period in 2016 and $3,000 in a one-time bonus due to the acquisition; ii) an increase of selling, general and administrative expenses of $11,741, which includes the addition of $5,308 of normal operating expenses incurred by Benchmark during the post-acquisition closing period of April 21, 2017 through December 31, 2017 which were not represented in the corresponding pre-acquisition period in 2016; iii) transaction expenses of $1,666 incurred by us during the acquisition of Benchmark and iv) due to an increase in amortization expense of intangible assets of $2,597 related to intangible assets acquired in the Benchmark acquisition. Operating expenses for the Predecessor totaled $46,892 for the year ended December 31, 2016 as compared to $29,022 for the year ended December 31, 2017 (which includes the period pre- and post-acquisition) a decrease of $ 17,870 or 38%. The decrease in operating expenses year-over-year for the Predecessor is due to overall reductions in other selling, general and administrative items primarily commission expense.

Operating Loss

The operating loss decreased by $776 or 32%, from an operating loss of $2,402 for the year ended December 31, 2016 to an operating loss of $1,626 for the year ended December 31, 2017.

Other (Expense) Income

Other expense was $17,844 for the year ended December 31, 2017, as compared to $3,833 for the year ended December 31, 2016, an increase of $14,011. The increase is primarily due to the amortization of deferred financing costs and debt discounts of $6,349 incurred in 2017 as compared to $725 for the year ended December 31, 2016, an increase of $5,624 year-over-year and financing costs of $5,552 incurred during 2017 as compared to $422 for the year ended December 31, 2016 an increase of $5,130 year-over-year. Interest expense increased by $3,547 for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The increase in total other expenses was a result of the additional financing costs incurred for the acquisition of Benchmark.

Liquidity and Capital Resources

Overview (in thousands)

As of December 31, 2017, we had operating cash of $15,544 and working capital of $1,897, we had $62,199 in accounts receivable, our current liabilities included the following, net billings in excess of costs and estimated earnings of $19,078, notes payable of $10,488, notes payable to related parties of $8,526 and accounts payable of $30,304 of which $29,067 was attributable to Benchmark.

Management’s Liquidity Plans

During the year ended December 31, 2017, we incurred a net loss of $20,109 and as of December 31, 2017 had an accumulated deficit of $38,304. Further we have approximately $2,200 of liabilities for unpaid payroll taxes and related penalties and interest. On April 20, 2017, in conjunction with the acquisition of Benchmark, our senior lender amended its existing credit facility to provide for approximately $10.1 million towards the cash purchase price and extension of the maturity date of the existing credit facility to March 31, 2019. Additionally, we incurred approximately $50,000 of debt as part of the Benchmark acquisition, of which $7,500 matures on October 20, 2018, $12,500 matures on April 20, 2019 and $30,000 matures on April 20, 2020. We believe with the acquisition of Benchmark and its annual revenue backlog of $244.0 million, combined with our backlog of orders under master service agreements of approximately $190 million, that we have the ability to support this additional debt and fund all current operations. Other sources of liquidity could include additional potential issuances of debt or equity securities in public or private financings. However, there is no assurance that additional financing will be available if needed or that management will be able to obtain and close financing on terms acceptable to us, or enter into an acceptable installment plan with the IRS, which is scheduled to be presented during 2018, or whether our anticipated future profitable and positive operating cash flow generated through its backlog will coincide with its debt service requirements and debt maturity schedule. If we are unable to raise sufficient additional funds or generate positive operating cash flow when required, we may need to develop and implement a plan which may include but may not be limited to such measures as extending payables, renegotiating debt facilities, extending debt maturities, and reducing overhead, until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful

Backlog

As of December 31, 2017, we had a backlog of unfilled contracts and master service agreements of approximately $434, which includes $244,000 of Benchmark’s backlog and FTE Networks master service agreements of $190. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We may experience variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments that may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

Cash Flows

We expect our liquidity needs to include the payment of interest and principal on our indebtedness, capital expenditures and income taxes. We use our cash inflows to manage the temporary increases in cash demand and utilize our credit facility to manage more significant fluctuations in liquidity caused by growth initiatives.

The following table summarizes our cash flow:

	For Year Ended December 31
	2017	2016	Increase (Decrease)
Net cash provided by (used in):
Operating activities	$4,130	$(11,580)	$15,710	135.7%
Investing activities	(20,042)	2,154	$(22,196)	N/M
Financing activities	30,143	10,632	$19,511	183.5%
Increase in cash	$14,231	$1,206	$13,025	N/M

N/M – not meaningful

Cash Flows for the Years Ended December 31, 2017 and 2016

Cash Provided by (Cash Used in) Operating Activities

Net cash provided by operating activities for the year ended December 31, 2017 was $4,130 as compared to cash used in operating activities of $(11,580) for the year ended December 31, 2016. The increase in cash provided by operating activities was primarily attributable to the profitable operations of Benchmark. For the year ended December 31, 2017 we incurred a net loss of $20,029 which included non-cash charges of approximately $26,725.

(Cash Used in) Provided by Investing Activities

Net cash used in investing activities for the year ended December 31, 2017, was $(20,042) as compared to cash provided by investing activities of $2,155 for the year ended December 31, 2016. The change in cash from investing activities was primarily due to the acquisition of Benchmark Builder totaling $14,834 (cash paid of $17,250 less cash received of $2,416) and the purchase of property and equipment of $5,208. Net cash provided by investing activities for the year ended December 31, 2016 was from the release of the restricted cash requirement on our senior debt.

Cash Provided by Financing Activities

Net cash provided by financing activities was $30,144 for the year ended December 31, 2017 compared to $10,632 during the year ended December 31, 2016. During the year ended December 31, 2017, we received cash proceeds of $13,210 from the issuance of senior debt, $15,158 from the issuance of notes payable, $7,500 for Series C notes issued in consideration of the Benchmark acquisition and $3,337 from the sale of our common stock, and $8,281, partially offset by payments on the notes and the payment of deferred financing costs.

While it is often difficult for us to predict the impact of general economic conditions on our business, we believe that we will be able to meet our current and long-term cash requirements primarily through our operating cash flows and anticipate that we will be able to plan for and match future liquidity needs with future internal and available external resources.

We periodically seek to add growth initiatives by either expanding our network or our markets through organic or internal investments or through strategic acquisitions. We feel we can adjust the timing or the number of our initiatives according to any limitations which may be imposed by our capital structure or sources of financing. At this time, we do not anticipate our capital structure will limit our growth initiatives over the next twelve months.

Long-Term Debt and Credit Facilities

On October 28, 2015, we entered into an $8,000 senior credit facility (“Facility”). The Facility had a two-year term, and interest payments in the amount of 12%, paid quarterly in arrears. Additionally, there is a “payment in kind” (PIK) provision providing a 4% per annum increase in the principal balance monthly. The Facility is secured by all of our assets.

On April 5, 2016, we entered into an amendment agreement (“Amendment No.1”) to the Facility, amending select provisions of the original credit agreement, including equity raises and changes to certain financial and operational covenants. On September 30, 2016, we entered into a second amendment agreement (“Amendment No. 2”) to consolidate a series of short-term bridge loans which were granted to us from time to time during the second and third quarters of 2016 into a $5,000 loan, with a maturity date of April 30, 2017, bearing interest at 12% and a PIK provision of 4%. Amendment No. 2 also amended certain covenants.

During March 2017, the Company borrowed an additional $1,500 under the terms of the Facility, originally due April 30, 2017, but subsequently extended to March 31, 2019.

On April 20, 2017, as part of the Benchmark acquisition, the Facility was amended (“Amendment No. 3”) to provide for an additional $11,480 of which approximately $10,100 was applied to the cash purchase price and extended the maturity date of the Facility to March 31, 2019. We issued 256,801 shares of our common stock to the senior lender with a fair value of $5,649 as a term of Amendment No. 3. The value of the shares was recorded as a debt discount. During the year ended December 31, 2017, $2,048 was included in amortization of debt discount costs, and $3,601 remained unamortized as of December 31, 2017. Amendment No. 3 included certain covenants regarding debt coverage, EBITDA and revenue.

During April 2017, we incurred an extension fee of $480 to extend the terms of the Facility to March 31, 2019. This amount was added to the principal amount of the Facility and interest will accrue at stated rate of the Facility.

Additionally, in October and November 2017, we borrowed an additional $1,600 under the terms of the Facility, due March 31, 2019.

As of December 31, 2017, and 2016, we were in compliance with our senior debt covenants

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

In connection with the preparation of this Annual Report, management, with the participation of our Principal Executive and Financial Officers, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officers concluded that, as of December 31, 2017, our disclosure controls and procedures were not effective.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. The framework used by management in making that assessment was the criteria set forth in the document entitled “2013 Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, (“COSO”). Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2017 and that material weaknesses in ICFR existed as more fully described below.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of December 31, 2017 our internal controls over financial reporting were not effective at the reasonable assurance level:

As of December 31, 2017, management has not completed an effective assessment of the Company’s internal controls over financial reporting based on the COSO framework. Management has concluded that, during the period covered by this report, our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weaknesses set forth below in our internal control over financial reporting.

1.	We lack the necessary corporate accounting resources to fully integrate the acquisition of Benchmark

2.	We did not perform an effective risk assessment or monitor internal controls over financial reporting.

3.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ended December 31, 2017. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

4.	We lack the appropriate resources to ensure all required reports are timely compiled and filed.

During 2017, the Company began to institute process and procedures towards remediating these weaknesses through the hiring of additional financial personnel, starting the process of documenting its control environment and fully integrating the Benchmark acquisition. The Company is continuing to further remediate these weaknesses as resources permit.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter ended December 31, 2017, there were no changes, except as highlighted above, in our internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. Other Information.

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information about the Company’s directors and executive officers is incorporated by reference from the discussion under the heading “Directors and Executive Officers” in the Company’s proxy statement for its 2018 Annual Meeting of Stockholders. The information about the Company’s Audit Committee (excluding the Audit Committee Report) and the Audit Committee’s “audit committee financial expert,” is incorporated by reference from the discussion under the heading “Corporate Governance and Board Matters” in the Company’s proxy statement for its 2018 Annual Meeting of Stockholders. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s proxy statement for its 2018 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Information about director and executive officer compensation is incorporated by reference from the discussion under the headings “Directors’ Compensation” and “Executive Compensation” in the Company’s proxy statement for its 2018 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s proxy statement for its 2018 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information about certain relationships and transactions with related parties is incorporated by reference from the discussion under the heading “Certain Relationships and Related Transactions” in the Company’s proxy statement for its 2018 Annual Meeting of Stockholders. Information about the independence of each director or nominee for director of the Company during 2017 is incorporated by reference from the discussion under the heading “Corporate Governance and Board Matters” in the Company’s proxy statement for its 2018 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information about procedures related to the engagement of the independent registered public accountants and fees and services paid to the independent registered public accountants is incorporated by reference from the discussion under the headings “Audit and Other Fees Paid to Independent Registered Public Accounting Firm” and “Pre-Approval Policy for Services by Independent Registered Public Accounting Firm” in the Company’s proxy statement for its 2018 Annual Meeting of Stockholders.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

(a)	No financial statement schedules are provided because the information called for is not required or is shown either in the financial statements or notes thereto.

(b)	The following exhibits are provided as required by Item 601 of Regulation S-K (§229.601 of this chapter):

Exhibit Number	Description

2.3	Agreement and Plan of Merger dated June 19, 2013 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed June 25, 2013).
3.1	Certificate of Amendment to Article of Incorporation dated April 11, 2018 is filed herewith.
3.2	Certificate of Designation of the Series B Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed August 19, 2008).
3.4	Certificate of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2011 filed on May 16, 2011).
3.5	Amendment No. 1 to the Certificate of Designation of the Series C Preferred Stock (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the period ended March 31, 2011 filed on May 16, 2011).
3.6	Articles of Merger (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed June 25, 2013).
3.7	Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed June 25, 2013).
3.8	Certificate of Designation of the Series D Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Form 8-K filed June 25, 2013).
3.9	Certificate of Designation of the Series E Preferred Stock (incorporated by reference to Exhibit 3.4 to the Company’s Form 8-K filed June 25, 2013).
3.10	Articles of Merger (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed March 19, 2014).
3.11	Certificate of Designation of the Series F Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed November 3, 2015).
4.5	Form of warrant to purchase common stock granted in connection with the offering of Series A and Series A-1 Preferred Stock, as amended and recirculated July 30, 2008 (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed January 13, 2009; Company File # 000-31355).
4.6	Form of warrant to purchase common stock granted to the placement agent retained in connection with the offering of Series A and Series A-1 Preferred Stock (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 28, 2007; Company File # 000-31355).
4.7	Form of warrant to purchase common stock granted to affiliates of placement agent retained in connection with the offering of Series A and Series A-1 Preferred Stock (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 28, 2007; Company File # 000-31355).
4.8	Form of warrant to purchase common stock granted in connection with the offering of Series B Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed August 19, 2008; Company File # 000-31355).
4.9	Form of warrant to purchase common stock granted in connection with the July 2008 offering of Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed August 19, 2008; Company File # 000-31355).
4.10	Form of warrant to purchase common stock issued to J. Sherman Henderson and Robert A. Clarkson on July 10, 2008 (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed August 19, 2008; Company File # 000-31355).
4.11	Form of the Convertible Promissory Notes, dated January 22, 2009, made and issued by the Company to various investors, in the aggregate principal amount of $500,000 (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed February 23, 2009; Company File # 000-31355).
4.12	Form of the Warrants, dated January 22, 2009, made and issued by the Company to various investors (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed February 23, 2009; Company File # 000-31355).

4.13	Form of warrant to purchase common stock granted to the investors in connection with the June 2009 offering of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed August 12, 2009; Company File # 000-31355).
4.14	Form of warrant to purchase common stock granted to the investors in connection with the September 2009 Private Placement (incorporated by reference to Exhibit 4.14 to the Company’s Annual Report on Form 10-K filed December 29, 2009; Company File # 000-31355).
4.15	Promissory Note made by the Company to TLP Investments, dated December 31, 2013 (incorporated by reference to Exhibit 4.15 to the Company’s report on Form 10/A, Amendment 2, filed on June 30, 2015).
4.16	Promissory Note made by the Company to TBK 327 Partners, LLC dated January 23, 2014(incorporated by reference to Exhibit 4.16 to the Company’s report on Form 10/A, Amendment 2, filed on June 30, 2015).
4.17	Promissory Note made by the Company to TBK 327 Partners, LLC, dated May 16, 2014 (incorporated by reference to Exhibit 4.17 to the Company’s report on Form 10/A, Amendment 2, filed on June 30, 2015).
4.18	Promissory Note made by the Company to TLP Investments, dated May 16, 2014 (incorporated by reference to Exhibit 4.18 to the Company’s report on Form 10/A, Amendment 2, filed on June 30, 2015).
10.1	Employment Agreement between the Company and Theresa Carlise, dated February 1, 2013, as amended by Amendment No. 1 to Employment Agreement, dated March 1, 2014 and Amendment No. 2 to Employment Agreement, dated May 14, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10/A, Amendment 2, filed on June 30, 2015).
10.2	Securities Purchase Agreement dated June 19, 2013, by and between Focus Venture Partners, Inc. and 5G Investments, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed June 25, 2013).
10.3	Assignment and Consent to Assignment Agreement by and among Focus Venture Partners, Inc., Beacon Enterprise Solutions Group, Inc. and 5G Investments, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 25, 2013).
10.4	Amended and Restated Guarantee and Collateral Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed June 25, 2013).
10.6	Pledge and Escrow Agreement dated June 19, 2013, by and among Focus Ventures Partner, Inc., Beacon Enterprise Solutions Group, Inc. and the shareholders of Focus Ventures Partners, Inc.(incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed June 25, 2013).
10.7	Employment Agreement between the Company and John Wood, dated October 14, 2013 (incorporated by reference to Exhibit 10.7 to the Company’s report on Form 10/A, Amendment 2, filed on June 30, 2015).
10.8	Factoring Agreement, dated May 12, 2014 by and between Focus Fiber Solutions, LLC and Amerifactors Financial Group, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 16, 2014).
10.9	Factoring Agreement, dated May 12, 2014 by and between JusCom, Inc. and Amerifactors Financial Group, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 16, 2014).
10.10	Employment Agreement between the Company and David Lethem dated June 2, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 3, 2014).
10.11	Board Appointment Letter Agreement by and between the Company and John Klumpp dated June 2, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 5, 2014). **
10.12	Employment Agreement between the Company and Michael Palleschi dated June 13, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10/A, Amendment 2, filed on June 30, 2015).
10.13	Offer of Settlement by and between the SEC and the Company dated September 8, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 11, 2014).
10.14	Credit Agreement by and among JUS-COM, Inc. Credit Parties, date October 28, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 3, 2015).
10.15	Form of Initial Term Loan dated November 3, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 3, 2015).
10.16	Guaranty and Security Agreement dated October 28, 2015 among JUS-COM, Inc., FTE Networks, Inc, and Grantors (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on November 3, 2015).
10.17	Registration Rights Agreement dated October 28, 2015 by and between FTE Networks, Inc, Lateral Juscom Feeder, LLC and Lateral FTE Feeder LLC (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on November 3, 2015).
10.18	Redemption Rights Agreement dated October 28, 2015 by and between FTE Networks, Inc, Lateral Juscom Feeder, LLC and Lateral FTE Feeder LLC (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on November 3, 2015).

10.19	Voting and Cooperation Agreement dated October 28, 2015 among Lateral Juscom Feeder, LLC, Lateral FTE Feeder LLC and the stockholders of FTE Networks, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on November 3, 2015).
10.20	Supporting documents and Credit Agreement dated April 20, 2017 for the acquisition of Benchmark Builders Inc between the Company, Benchmark Builders Incorporated, and Lateral Investment Management Services, LLC(incorporated by reference to the Company’s 8-K filed on April 24, 2017.
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed January 13, 2009; Company File # 000-31355).
14.2	Stock Purchase Agreement dated March 9, 2017 between FTE Networks Inc. and Benchmark Builders Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 9, 2017)
14.3	Securities Trading Policy adopted by the Board of Directors April 14, 2017
21	Subsidiaries of the Registrant.*
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
32.2	Certification of the Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

* Filed herewith

** Denotes compensatory plan or management contract

*** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FTE NETWORKS, INC.

Date: April 17, 2018	By:	/s/ Michael Palleschi
Michael Palleschi
Principal Executive Officer

Date: April 17, 2018	By:	/s/ David Lethem
David Lethem
Principal Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: April 17, 2018	By:	/s/ Michael Palleschi
Michael Palleschi
Chief Executive Officer (principal executive officer)
Chairman of the Board and Directors

Date: April 17, 2018	By:	/s/ David Lethem
David Lethem
Chief Financial Officer (principal financial officer)

Date: April 17, 2018	By:	/s/ Luisa Ingargiola
Luisa Ingargiola
Director

Date: April 17, 2018	By:	/s/ Chris Ferguson
Chris Ferguson
Director

Date: April 17, 2018	By:	/s/ Brad Mitchell
Brad Mitchell
Director

Date: April 17, 2018	By:	/s/ Patrick O’Hare
Patrick O’Hare
Director

Date: April 17, 2018	By:	/s/ Fred Sacramone
Fred Sacramone
Director

FTE NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

FTE Networks Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FTE Networks, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2017 and the related notes . We have audited the accompanying balance sheet of Benchmark Builders, Inc. (the “Predecessor”) as of December 31, 2016 and the related statements of operations, stockholders’ equity and cash flows for the period from January 1, 2017 to April 20, 2017 and the year ended December 31, 2016 and the related notes. The financial statements and notes of the Company and the Predecessor are collectively referred to as the “financial statements”. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016 , and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, and the financial position of the Predecessor as of December 31, 2016 and for the period from January 1, 2017 to April 20, 2017 and the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2014.

New York, New York

April 17, 2018

FTE NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	As of December 31,
	2017	2016	2016
ASSETS			(Predecessor)
Current Assets:
Cash and cash equivalents	$15,642	$1,412	$4,753
Accounts receivable, net	62,199	7,020	51,701
Costs and estimated earnings in excess of billings on uncompleted contract	11,226	—	9,759
Other current assets	7,256	2,833	3,174
Total Current Assets	96,323	11,265	69,387

Property and equipment, net	7,955	3,467	23
Intangible assets, net	27,696	—	—
Goodwill	35,672	—	—
Total Assets	$167,647	$14,732	$69,410

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	35,135	2,357	50,714
Billings in excess of costs and estimated earnings on uncompleted contracts	30,304	—	5,043
Due to related parties	—	100	—
Accrued expenses and other current liabilities	9,973	3,202	5,700
Notes payable, current portion, net of original issue discount and deferred financing costs	10,488	3,444	—
Notes payable, related parties, current	8,526	791	—
Warrant derivative liability	—	594	—
Total Current Liabilities	94,426	10,488	61,457

Notes payable, non-current portion	1,955	6,530	—
Notes payable, related parties, non-current, net of debt discount	38,530	—	—
Senior note payable, non-current portion, net of original issue discount and deferred financing costs	24,143	7,576	—
Deferred tax liability	560	—	—
Total Liabilities	159,614	24,596	61,457

Temporary Equity:
Common stock; $0.001 par value, subject to put provision, 8,000,000 shares authorized and -0- and 444,475 shares issued and outstanding at December 31, 2017 and 2016, respectively	—	437	—
Total Temporary Equity	—	437	—

Commitments and contingencies

Stockholders’ Equity (Deficit):
Preferred stock; $0.01 par value, 5,000,000 shares authorized:
Series A convertible preferred stock, $1,000 stated value, 4,500 shares designated and 500 shares issued and outstanding at December 31, 2017 and 2016, respectively (liquidation preference $1,484,433)	—	—	—
Series A-1 convertible preferred stock, $1,000 stated value, 1,000 shares designated and 295 shares issued and outstanding at December 31, 2017 and 2016, respectively (liquidation preference $914,273)	—	—	—
Series D convertible preferred stock, $0.01 stated value, 80,000 shares designated -0- shares issued and outstanding at December 31, 2017 and 2016, respectively	—	—	—
Series G convertible preferred shares, $0.01 par value, 1,780 shares designated and -0- shares issued and outstanding at December 31, 2017 and 2016, respectively
Common stock; $0.001 par value, 8,000,000 shares authorized and 5,798,281 and 3,120,795 shares issued and outstanding at December 31, 2017 and 2016, respectively	6	3
Common stock predecessor; $1.00 par value, 10,000 shares authorized issued and outstanding at December 2016	—	—	10
Additional paid-in capital	49,381	11,575	—
Shares to be issued	625	—	—
Subscriptions receivable	(3,675)	(2,829)	—
Accumulated (deficit) earnings	(38,304)	(19,050)	7,943
Total Stockholders’ Equity (Deficit)	8,033	(10,301)	7,953
Total Liabilities and Stockholders’ Equity (Deficit)	$167,647	$14,732	$69,410

The accompanying notes are an integral part of these consolidated financial statements.

FTE NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the Year Ended December 31,		For the Period Ended April 20, 2017	For the Year Ended December 31, 2016
	2017	2016	(Predecessor)	(Predecessor)

Revenues, net of discounts	$243,409	$12,269	$42,089	$386,923
Cost of revenues	206,394	8,848	33,789	322,641
Gross profit	37,015	3,421	8,300	64,282

Operating expenses
Compensation expense -selling general and administrative	19,413	2,313	5,671	26,144
Selling, general and administrative expenses	13,477	1,736	2,009	20,748
Amortization of intangible assets	2,597	—	—	—
Travel expense	606	319	22	—
Occupancy costs	851	745	160	—
Loss on sale of asset	31	484	—	—
Transaction expenses	1,666	226	—	—
Total operating expenses	38,641	5,823	7,862	46,892
Operating income (loss)	(1,626)	(2,402)	438	17,391

Other expenses
Interest expense	(5,819)	(2,272)	—	—
Amortization of deferred financing costs and debt discount	(6,349)	(725)	—	—
Change in warrant fair market valuation	—	(65)	—	—
Other (expense) income, net	(123)		56	174
Incentive expenses	—	(35)	—	—
Extinguishment loss	—	(314)	—	—
Financing costs	(5,552)	(422)	—	—
Total other expenses, net	(17,843)	(3,833)	56	174
(Loss) income before provision for income taxes	(19,4769)	(6,235)	494	17,565
Provision for income taxes	560	—	240	1,316

Net (loss) income	(20,029)	(6,235)	254	16,249
Preferred stock dividends	(80)	(79)	—	—
Net (loss) income attributable to common shareholders	(20,109)	(6,314)	254	16,249

Loss per common share:
Basic and diluted	(4.23)	$(0.10)

Weighted average number of common shares outstanding
Basic and diluted	4,748,563	2,590,806

The accompanying notes are an integral part of these consolidated financial statements.

FTE NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

(in thousands, except for share information)

	Preferred stock		Common		Paid in	Subscription	Shares to be	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Receivable	Issued	Deficit	Equity
January 1, 2016 (1)	2,357,113	24	93,245	$-	$3,055	$(205)	$-	$(12,816)	$(9,942)
Stock incentive to investors	285,644	3	-	-	962	(930)	-	-	35
Common Shares issued to employees			201,160	-	2,589	(2,569)	-	-	20
Common Shares issued to settle debt			152,376	-	1,798	-	-	-	1,798
Common Shares issued to consultant			33,660	-	446	-	-	-	446
Common Shares issued for equity raise			303,800	-	2,628	-			2,628
Series F adjustment to transfer agent records	48,270	-	-	-		-	-	-
Series F issued to directors and employees for compensation	231,041	2	-	-	150	-	-	-	152
Conversion of Series D to Common Stock	(1,830,759)	(18)	1,465,607	2	16	-	-	-	-
Conversion of Series F to Common Stock	(1,090,514)	(11)	872,411	1	10	-	-	-	-
Repayment of Subscription Receivable			-	-	-	875	-	-	875
Accrued Dividends -Preferred Stock			-	-	(79)	-	-	-	(79)
Net Loss			-	-	-	-	-	(6,234)	(6,234)
December 31, 2016	795	-	3,122,259	$3	$11,575	$(2,829)	$-	$(19,050)	$(10,301)
Adjustment adoption of ASU 2017-11 (2)								775	775
Common Shares sold to investors	-	-	221,511	-	2,702	625		-	3,328
Common Shares issued to employees	-	-	167,206	-	3,862	(3,044)		-	818
Common Shares issued to settle debt	-	-	371,234	1	3,551		-	-	3,552
Common Shares Issued to consultant	-	-	119,525	-	1,682		-	-	1,682
Common Shares issued board fee	-	-	6,800	-	75		-	-	75
Common shares issued to Senior Lender	-	-	256,801	-	5,649		-	-	5,649
Common shares issued to settle legal matter	-	-	9,181	-	125		-	-	125
Common shares issued to Benchmark sellers	-	-	1,069,538	1	21,657		-	-	21,658
Common Shares issue to investor relations firm	-	-	10,951	-	183		-	-	183
Reclassification from temporary equity	-	-	444,275	1	437		-		438
Share- based compensation	-	-	-	-	108	1,573	-		1,681
Shares to be issued	-	-	-	-	(2,511)		625		1,886
Warrants issued in connection with additional borrowings senior debt, net of debt issuance costs	-	-	-	-	366				366
Accrued Dividends -Preferred Stock	-	-	-	-	(80)				(80)
Net Loss	-	-	-	-				(20,029)	(20,029)
December 31, 2017	795	-	5,798,281	$6	$49,381	$(3,675)	$625	$(38,304)	$8,033

(1)	Includes adjustment for the transfer agent shares effected for the 1 for 25 reverse split on November 11, 2017.
(2)	The Company elected to adopt Accounting Standard Update 2017-11 retrospectively to outstanding financial instruments with down round features by means of a cumulative-effect adjustment to the Company’s beginning accumulated deficit of $775 as of January1, 2017

Predecessor

Statements of Stockholders’ Equity

For the Year Ended December 31, 2017 and Period Ended April 20, 2017

	Common	Retained	Total Stockholders’
	Stock	Earnings	Equity
Balance, December 31, 2015	$10	7,924	$7,934
Distribution to Stockholders	-	(16,230)	(16,230)
Net income	-	16,249	16,249
Balance, December 31, 2016	$10	$7,943	$7,953
Distribution to Stockholders	-	(5,349)	(5,349)
Net income	-	203	203
Balance, April 20, 2017	$10	2,797	$2,807

The accompanying notes are an integral part of these consolidated financial statements.

FTE NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,		For the Period Ended	For the Year Ended
			April 20,	December 31,
	2017	2016	2017	2016
			(Predecessor)	(Predecessor)
Cash flows from operating activities:
Net income (loss)	$(20,029)	$(6,234)	$254	$16,249
Adjustments to reconcile net (loss) income to net cash (used in) operating activities:			—	—
Amortization of deferred financing costs	2,843	725	—	—
Change in warrant valuation	—	65	—	—
Provision for bad debts	551	30	—	—
Extinguishment loss	—	314	—	—
Late fee on senior debt	541	—	—	—
Debt financing expense	531		—	—
Share-based compensation	1,681	618	—	—
Depreciation	870	516	6	19
Amortization of intangible assets	8,976		—	—
Amortization of original issue discount	5,167	219	—	—
Payment in kind interest-debt	934	330	—	—
Payment in kind interest related party	1,310		—	—
Stock incentive expense to investors	0	35	—	—
Loss on sale of asset	31		—	—
Benefit from deferred income taxes	(599)	—	—	—
Changes in operating assets and liabilities:
Accounts receivable	(41,106)	(5,603)	37,097	11,401
Other current assets	5,888	(786)	(1,062)	3,185
Accounts payable and accrued liabilities	17,463	(1,809)	(37,752)	(10,032)
Billings in excess of costs and estimated earnings on uncompleted contracts	19,078	—	2,332	7,7112
Net cash provided by (used in) operating activities	4,130	(11,580)	3,042	5,730

Cash flows from investing activities:
Net cash paid for Benchmark Builders, Inc. acquisition (Note 3)	(14,834)	—	—	—
Purchase of property and equipment	(5,208)	(848)	(30)	14
Restricted cash account	—	3,003	—	—
Net cash (used in) provided by investing activities	(20,042)	2,155	(30)	14

Cash flows from financing activities :
Proceeds from issuance of notes payable, gross	12,158	8,281	—	—
Payments on notes payable	(5,342)	(570)	—	—
Proceeds from issuance of senior debt payable, gross	13,210	—	—	—
Series C notes consideration for Benchmark acquisition	7,500	—	—	—
Payments on notes payable - related parties	(112)	(146)	—	—
Proceeds from notes payable-related parties	—	504	—	—
Proceeds from repayment of subscriptions receivable	0	875	—	—
Proceeds from sale of common stock	3,338	2,628	—	—
Distributions to stockholders	—	—	—	—
Payment of deferred financing costs	(610)	(940)	(5,349)	(14,984)
Net cash provided by (used in) financing activities	30,142	10,632	(5,349)	(14,984)

Net change in cash	14,230	1,207	(2,336)	(9,268)
Cash, beginning of period	1,412	205	4,752	14,021
Cash, end of period	$15,642	1,412	$2,416	4,753

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$1,959	$1,382	$—	—
Cash paid for income taxes	$2,167	$—	$1,187	1,108

Noncash investing and financing activities:
Common shares issued to settle legal matter	$125	$146	$—	—
Common shares reclassified from Temporary Equity	$437	$—	$—	—
Common shares issued for notes payable and other debt	$3,551	$1,320	$—	—
Common shares issued for accounts payable	—	477	—
Common shares issued to senior lender	$5,650	$—	—	—
Common shares issued to Board members	$75	$—	—	—
Issuance of notes payable for the purchase of fixed assets	$—	$590	$—	—
Common shares issued to employees under agreement for future services	$3,862	—	—	—
Common shares issued to consultants for services to be rendered	$1,568	—	—	—
Common shares issued to investor relation firm for services to be rendered	$182	—	—	—
Series A, B notes consideration for Benchmark acquisition	$74,245	—	—	—
Common shares issued as consideration for Benchmark acquisition	$21,658	—	—	—
Accrued dividends preferred stock	$80	79	—	—

The accompanying notes are an integral part of these consolidated financial statements.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

NOTE 1. Description of Business and Basis of Presentation

Description of Business

FTE Networks, Inc. (collectively with its subsidiaries, “FTE” or the “Company” is a leading provider of innovative technology-oriented solutions for smart platforms, network infrastructure and buildings throughout the United States across a range of industries. The Company’s primary activities include the engineering, building, installation, maintenance and support solutions for state-of-the-art networks and commercial properties and the following services, data center infrastructure, fiber optics, wireless integration, network engineering, internet service provider, general contracting management and general contracting.

On April 20, 2017, FTE acquired Benchmark Builders, Inc. (“Benchmark” or “Predecessor”). Benchmark is a full-service general contracting management and general contracting firm in the New York metropolitan area. See Note 3. Acquisitions. The Company and Benchmark operate in similar segments. Audited predecessor financial statements has been provided in these consolidated financial statements since the operations of the company before the acquisition of Benchmark were insignificant relative to the operations acquired.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include all accounts of the Company and its wholly-owned subsidiaries. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) All significant intercompany balances and transactions have been eliminated in consolidation.

Segments

The Company operates under three segments in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280 “Segments”, (“ASC No. 280”). Operating segments as defined in ASC No. 280, are components of public entities that engage in business activities from which they may earn revenues and incur expenses for which separate financial information is available and which is evaluated regularly by the Company’s chief operating decision maker (“CODM”) in deciding how to assess performance and allocate resources. The three primary segments are the infrastructure segment, technology segment and staffing segment. The Company is reporting as one segment per ASC No. 280 as the revenue, profit and loss, and assets of the technology segment are immaterial and the staffing segment was relatively inactive for each of the years ended December 31, 2017 and 2016.

Reverse stock split

On November 6, 2017, the Board approved, without action by the shareholders of the Company, a Certificate of Amendment to the Company’s Certificate of Incorporation to implement a 25-for-1 reverse stock split of the Company’s Common Stock with an effective date of November 6, 2017. On the effective date of the reverse split each 25 shares of issued Common Stock were converted automatically into one share of Common Stock. The number of authorized shares of the Company’s Common Stock was reduced from 200,000,000 shares to 8,000,000 shares. All Common Stock shares and per-share amounts have been retroactively adjusted to give effect to the reverse split.

Use of Estimates

The preparation of consolidated financial statements in conformity with U. S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments are based on historical information, information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Key estimates include: the recognition of revenue and project profit or loss (which the Company defines as project revenue less project costs of revenue, including project-related depreciation), in particular, on construction contracts accounted for under the percentage-of-completion method, for which the recorded amounts require estimates of costs to complete projects, ultimate project profit and the amount of probable contract price adjustments as inputs; allowances for doubtful accounts; estimated fair values of acquired assets; asset lives used in computing depreciation and amortization; share-based compensation; other reserves and accruals; accounting for income taxes. While management believes that such estimates are reasonable when considered in conjunction with the Company’s consolidated financial position and results of operations taken as a whole, actual results could differ materially from those estimates.

Reclassifications

The Company refinanced its senior debt in which the maturity date was extended to March 31, 2019, as part of the Benchmark acquisition. At the time of filing its Form 10-K for 2016, the Company inadvertently did not reclassify approximately $4,167 of senior debt that had been included in short-term notes. As the debt was refinanced prior to the issuance of its Form 10-K, it should have been presented as long-term. These reclassifications had no effect on previously reported total assets, total liabilities or stockholders’ equity.

	As Reported	As Restated
Current Liabilities	$14,657	$10,490
Long Term Liabilities	$9,939	$14,106
Total Liabilities	$24,596	$24,596

Note 2. SUMMARY OF SIGNIFICANT POLICIES

Revenue and Cost of Goods Sold Recognition

The Company applies the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codifications (“ASC”) 605 Revenue Recognition (“ASC No. 605”) which provides guidance on the recognition, presentation and disclosure of revenue. In general, revenue is recognized when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured. Revenue from telecommunication services is derived from construction projects performed under master and other service agreements as well as from contracts for specific projects or jobs requiring the construction and installation of an entire infrastructure system or specified units within an entire infrastructure system. The Company provides services under unit-price or fixed-price master service or other service agreements under which the Company furnishes specified units of service for a fixed-price per unit of service and revenue is recognized upon completion of the defined project due to its short-term nature. Revenue from fixed-price contracts provides for a fixed amount of revenue for the entire project, subject to certain additions for changed scope or specifications. Such contracts provide that the customer accept completion of progress to date and compensate the Company for services rendered, which may be measured in terms of costs incurred, units installed, hours expended or some other measure of progress. Contract costs include all direct materials, labor and subcontracted costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and the operational costs of capital equipment. Much of the materials associated with the Company’s work are customer-furnished and are therefore not included in contract revenue and costs.

Management reviews estimates of contract revenue and costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of expected contract settlements are factors that influence estimates of total contract value and total costs to complete those contracts and, therefore, the Company’s profit recognition. Changes in these factors may result in revisions to costs and income, and their effects are recognized in the period in which the revisions are determined and accepted by the customer. Provisions for losses on uncompleted contracts are made in the period in which such losses are determined to be probable and the amount can be reasonably estimated. The majority of fixed-price contracts are completed within one year.

The Company may incur costs subject to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. Management determines the probability that such costs will be recovered based upon engineering studies and legal opinions, past practices with the customer, specific discussions, correspondence or preliminary negotiations with the customer. The Company treats such costs as a cost of contract performance in the period incurred if it is not probable that the costs will be recovered or defers costs and/or recognizes revenue up to the amount of the related cost if it is probable that the contract price will be adjusted and can be reliably estimated. As of December 31, 2017, and 2016, such amounts were not material. The Company actively engages in substantive meetings with its customers to complete the final approval process, and generally expects these processes to be completed within one year. The amounts ultimately realized upon final acceptance by its customers could be higher or lower than such estimated amounts.

For short-term construction contracts which are usually under master service agreements, revenue is recognized once 100% of a contract segment is completed. A contract may have many segments, of which, once a segment is completed, the revenue for the segment is recognized when no further significant performance obligations exists. The network’s construction contracts or segments of contracts typically range from several days to two to four months. Contract costs may be billed as incurred. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs. Selling, general and administrative costs are charged to expense as incurred.

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

Costs and estimated earnings in excess of billings on uncompleted contracts and Billings in excess of costs and estimated earnings on uncompleted contracts

In accordance with normal practice in the construction industry, the Corporation includes asset and liability accounts relating to construction contracts in current assets and liabilities even when such amounts are realizable or payable over a period in excess of one year. For the year ended December 31, 2017, the Company has included retainage payable as part of Billings in excess of costs and estimated earnings on uncompleted contracts. Retainage payable is anticipated to be paid within the next twelve months. The Company has also included any unbilled retention receivable as part of costs and estimated earnings in excess of billings on uncompleted contracts and such amounts are also expected to be billed and collected within the next twelve months.

Cash and Cash Equivalents

Cash consisting of interest-bearing demand deposits is carried at cost, which approximates fair value. The Company considers cash in banks and holdings of highly liquid investments with original maturities of three months or less when purchased to be cash or cash equivalents. At various times throughout the year, and as of December 31, 2017, some accounts held at financial institutions were in excess of the federally insured limit of $250,000. The Company reduces its exposure to credit risk by maintaining its cash deposits with major financial institutions and monitoring their credit ratings. The Company has not experienced any losses on these accounts and believes credit risk to be minimal.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses due to the inability of its customers to make the required payments. Management analyzes the collectability of trade accounts and other receivables and the adequacy of the allowance for doubtful accounts on a regular basis taking into consideration the aging of the account balances, historical bad debt experience, customer concentration, customer credit-worthiness, customer financial condition and credit report and the current economic environment. In addition, an allowance is established when it is probable that a specific receivable is not collectible and the loss can be reasonably estimated. Amounts are written off against the allowance when they are considered to be uncollectible.

If estimates of collectability of trade accounts and other receivables change or should customers experience unanticipated financial difficulties, additional allowances may be required. Management monitors and evaluates the allowance for doubtful accounts quarterly and is adjusted to maintain the allowance at a level considered adequate to provide for uncollectible amounts. The allowance for doubtful accounts is included in general and administrative expenses in the Consolidated Statements of Operations.

Accounts Receivable

The following table presents accounts receivable, net for the years ended December 31, 2017 and 2016:

	December 31,
			(Predecessor)
	2017	2016	2016
Uncompleted contracts	$39,612	—	$24,046
Completed contracts	8,555	—	27,825
Accounts receivable	$4,510	$1,853	—
Unbilled receivable	10,077	5,286	—
Allowance for doubtful accounts	(555)	(119)	(170)
Accounts receivable, net	$62,199	$7,020	$51,701

Accounts receivable from customers are generated from revenues earned after the installation or service for a job has been completed, inspected and approval has been obtained by its customer. The Company segments some of its large contracts into smaller more manageable contracts which allows for certain jobs to be completed, inspected and approved for payment by the customer in less time than non-segmentation. Unbilled Accounts Receivable are generally invoiced when authorized by the service provider typically within 90 to 180 days after the Company completes its performance obligation. The payment terms are generally 30 days.

Customer Concentration

Accounts receivable and revenue from the Company’s major customers as of December 31, 2017 and 2016 are as follows:

(in thousands)	Revenues		% of Total Revenue
	2017	2016	2017	2016
Customer A	$46,727	$—	210%	—%
Customer B	$29,971	$—	13%	—%
Customer C	$—	$6,333	—	52%
Customer D	$—	$1,805	—	14%

(in thousands)	Revenues (Predecessor)		% of Total Revenue
	For the period Ended April 21, 2017	2016	2017	2016
Customer A	$12,541	$97,449	31%	25%
Customer B	$7,439	$88,630	19%	23%
Customer C	$6,381	$40,857	16%	11%

(in thousands)	Accounts Receivable			% of Total Accounts Receivable
	2017	2016	2016	2017	2016	2016
		(Predecessor)
Customer A	$7,513	$—	10,085	20%	—%	19%
Customer B	$18,477	$—	9,009	49%	—%	17%
Customer C	$—	$4,625	7,721	—%	66%	15

The Company’s customer base is highly concentrated. Revenues are non-recurring, project-based revenues, therefore, it is not unusual for significant period-to-period shifts in customer concentrations. Revenue may significantly decline if the Company were to lose one or more of its significant customers, or if the Company were not able to obtain new customers upon the completion of significant contracts.

Deferred Financing Costs and Amortization of Deferred Financing Cost

Deferred financing costs relate the Company’s debt instruments, the short and long-term portions of which are reflected as a deduction from the carrying amount of the related debt instruments, including the Company’s senior debt. Deferred financing costs are amortized using the straight-line method over the term of the related debt instrument which approximates the effective interest method.

Long-Lived Assets

The Company’s long-lived assets consist primarily of property and equipment and finite-lived intangible assets. Property and equipment are stated at cost or if acquired in a business combination, at the acquisition date fair value. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

Property and equipment under capital leases are depreciated over their estimated useful lives. Expenditures for repairs and maintenance are charged to expense as incurred. The carrying amount of assets sold or retired and the related accumulated depreciation are eliminated in the year of disposal, with resulting gains or losses on disposition of property and equipment included in other income or expense. When the Company identifies assets to be sold, those assets are valued based on their estimated fair value less costs to sell, classified as held-for-sale and depreciation is no longer recorded. Estimated losses on disposals are included within operating expenses.

Finite-lived intangible assets are amortized over their estimated useful lives on a straight-line basis, which are generally based on contractual terms or legal rights. Customer relationships acquired through business combinations are amortized over the estimated remaining useful life of the acquired customer base. This remaining useful life is based on historical customer retention and attrition rates. Contracts in progress acquired through business combinations are amortized over the estimated duration of the underlying projects. Trademarks and tradenames acquired through business combinations are amortized over the estimated useful life that such trademarks and tradenames are expected to be used. Non-compete arrangements entered into in connection with business combinations are amortized over the contractual life of the arrangements. On a periodic basis, the Company evaluates the estimated remaining useful life of acquired intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. The carrying amounts of long-lived assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable.

Goodwill and Indefinite-Lived Intangible Assets

The Company has goodwill and certain indefinite-lived intangible assets that have been recorded in connection with the acquisition of a business. Goodwill and indefinite-lived assets are not amortized, but instead are tested for impairment at least annually. Goodwill represents the excess of the purchase price of an acquired business over the estimated fair value of the underlying net tangible and intangible assets acquired. The Company tests goodwill resulting from acquisitions for impairment annually on March 1, or whenever events or changes in circumstances indicate an impairment. For purposes of the goodwill impairment test, the Company has determined that it currently operates as a single reporting unit. If it is determined that an impairment has occurred, the Company adjusts the carrying value accordingly, and charges the impairment as an operating expense in the period the determination is made. Although the Company believes goodwill is appropriately stated in the consolidated financial statements, changes in strategy or market conditions could significantly impact these judgments and require an adjustment to the recorded balance. There were no impairments during the periods presented.

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

Stock-Based Compensation

Compensation expense for all stock-based employee and director compensation awards granted is based on the grant date fair value estimated in accordance with the provisions of ASC Topic 718, Stock Compensation (“ASC Topic 718”). The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Vesting terms vary based on the individual grant terms.

The Company estimates the fair value of stock-based compensation awards on the date of grant using the Black-Scholes-Merton option pricing model. This method considers among other factors, the expected term of the award and the expected volatility of the Company’s stock price. Expected terms are calculated using the Simplifies Method, volatility is determined based on the Company’s historical stock price and the discount rate is based upon treasure tares with instruments of similar expected terms.

Derivatives

The Company accounts for derivative instruments in accordance with ASC Topic 815, Derivatives and Hedging (ASC 815) and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet.

The Company uses estimates of fair value to value its derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, The Company’s policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads (including for The Company’s liabilities), relying first on observable data from active markets. Additional adjustments may be made for factors including liquidity, credit, bid/offer spreads, etc., depending on current market conditions. Transaction costs are not included in the determination of fair value. When possible, The Company seeks to validate the model’s output to market transactions. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. The Company categorizes its fair value estimates in accordance with ASC 820 based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above.

Fair Value of Financial Instruments

The Company adopted the Financial Accounting Standards Board (“FASB”) standard related to fair value measurement at inception. The standard defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. The standard applies under other accounting standards that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. The standard clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the standard established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs other than quoted prices in active markets that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company’s financial instruments consist of accounts and other receivables, accounts payable and notes payable. The recorded values of accounts and other receivable and accounts payable approximate fair values due to the short maturities of such instruments. Recorded values for notes payable and related liabilities approximate fair values, since their amortization of deferred financing cost stated or imputed interest rates are commensurate with prevailing market rates for similar obligations.

The following table summarizes the valuation of the Company’s derivatives by the above fair value hierarchy levels as of December 31, 2017 and 2016 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

December 31, 2017	Level 1	Level 2	Level 3	Total
Warrant derivative liability	$—	—	—	—

The following table summarizes the change in fair value of the warrants from inception through December 31, 2016.

December 31, 2016	Level 1	Level 2	Level 3	Total
Warrant derivative liability	$—	$—	$—	$(594)

Warrant Liability
Balance January 1, 2016	$—
Warrants issued in conjunction with financings	529
Change in warrant fair value market valuation	65
Balance December 31, 2016	594
Warrants issued in conjunction with financings	181
Reclassification of warrant liability to equity (1)_	(775)
Balance December 31, 2017	—

(1)	During the fourth quarter of 2017, the Company elected to adopted ASU 2017-11 by applying ASU 2017-11 retrospectively to outstanding financial instruments with down round features by means of a cumulative-effect adjustment to the Company’s beginning accumulated deficit of $775 as of January 1, 2017. The Company calculates the fair value at inception and records the warrant on the consolidated balance sheet in additional paid in capital.

The Company did not hold any Level 3 assets at December 31, 2017.

Equity

The Company applies the classification and measurement principles enumerated in Accounting Standards Codification (“ASC”) 815 “Derivatives and Hedging” with respect to accounting for its issuance of preferred stock. The Company evaluates convertible preferred stock at each reporting date for appropriate balance sheet classification.

Advertising

Advertising costs, if any, are expensed as incurred. For the years ended December 31, 2017 and 2016, the Company spending on advertising was not material.

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders (the numerator) by the weighted average number of common shares outstanding for the period (the denominator). Diluted net loss per common share attributable to common shareholders is computed by dividing net loss by the weighted average number of common shares outstanding during the period adjusted for the dilutive effects of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. The Company incurred losses for the years ended December 31, 2017 and 2016.

The Company had the following common stock equivalents at December 31, 2017 and 2016.

	2017	2016
Convertible preferred stock, Series A	27,523	26,687
Convertible preferred stock, Series A-1	17,464	15,746
Common stock warrants	979,925	669,925
Restricted stock units	126,465,	89,160
Options	47,870	—
Total potentially dilutive shares	1,199,247	801,518

The above table excludes any common shares related to the convertible debt since such debt is only convertible at the then prevailing market price upon default.

Liquidity and Managements’ Plans

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update, (“ASU”), 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40) (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. As required by ASC 205-40, this evaluation shall initially not take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued. Management has assessed the Company’s ability to continue as a going concern in accordance with the requirement of ASC 205-40.

As reflected in the accompanying consolidated financial statements, during the year ended December 31, 2017 the Company has incurred a net loss of $20,109. The Company has a history of losses and as of December 31, 2017 it had an accumulated deficit of $38,304. Further it has approximately $2,200 of liabilities for unpaid payroll taxes and the related penalties and interest. On April 20, 2017, in conjunction with the acquisition of Benchmark, our senior lender amended its existing credit facility to provide for approximately $10.1 million towards the cash purchase price and extension of the maturity date of the existing credit facility to March 31, 2019. Additionally, the Company, in conjunction with the Benchmark acquisition, took on approximately $50,000 of debt, $7,500 which matures on October 20, 2018, $12,500 which matures on April 20, 2019, $30,000 which matures on April 20, 2020. The Company believes with the acquisition of Benchmark and it annual revenues of $264,955 and a backlog of $130,995 as of December 31, 2017, combined with the Company’s orders under master service agreements of approximately $190,000 its sources of cash will be sufficient to alleviate substantial doubt. Other sources of liquidity could include additional potential issuances of debt or equity securities in public or private financings. Management believes it will have sufficient cash to provide for its projected needs to maintain operations and working capital requirements for at least the next 12 months from the date of filing this annual report.

Recently Issued Accounting Standards

In July 2017, the FASB issued ASU 2017-11 – Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. ASU 2017-11 is intended to reduce the complexity associated with the issuer’s accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, the Board determined that a down round feature (as defined) would no longer cause a freestanding equity-linked financial instrument (or an embedded conversion option) to be accounted for as a derivative liability at fair value with changes in fair value recognized in current earnings. ASU 2017-11 is effective for fiscal years, and interim periods within fiscal years beginning after beginning after December 15, 2018. Early adoption is permitted. The Company elected to adopt ASU 2017-11 during the year ended December 31, 2017 by applying ASU 2017-11 retrospectively to outstanding financial instruments with down round features by means of a cumulative-effect adjustment to the Company’s beginning accumulated deficit of $775 as of January1, 2017.

In January 2017, the FASB issued ASU 2017-04: “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” ASU 2017-04, which removes Step 2 from the goodwill impairment test. Goodwill impairment would be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. It is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment test performed with a measurement date after January 1, 2017. The Company does not anticipate that this standard will have a material impact on its financial statements.

In January 2017, the FASB issued ASU 2017-01 “Business Combinations (Topic 805): Clarifying the Definition of a Business”, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard introduces a screen for determining when assets acquired are not a business and clarifies that a business must include, at a minimum, an input and a substantive process that contribute to an output to be considered a business. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The impact of this standard will be limited to future business acquisitions.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 clarifies and provides specific guidance on eight cash flow classification issues that are not currently addressed in U.S. GAAP and will thereby reduce the current diversity in practice. ASU 2016-15 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017, with early application permitted. The Company does not anticipate that this standard will have a material impact on its financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” ASU 2016-09. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years and interim periods within those years, beginning after December 15, 2016, with different methodologies for each aspect of the standard. The Company adopted the new standard on January 1, 2017, without a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The standard requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. The standard is effective for annual reporting periods beginning after December 15, 2018, the effective date for the Company is January 1, 2019, with early application permitted. The adoption will require a modified retrospective approach for leases that exist or are entered after the beginning of the earliest period presented. The Company is currently evaluating the standard to determine the impact of the adoption on the consolidated financial statements.

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

ASC 606 requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time based on when control of goods and services transfer to a customer. The Company has performed a detailed review of our contract portfolio and compared historical accounting policies and practices to the new standard. The Company has engaged external resources to assist in the efforts of establishing appropriate presentation and disclosure changes.

The Company adopted new revenue recognition guidance using the modified retrospective transition method effective for the quarter ending March 31, 2018, applying the guidance to contracts with customers that were not substantially complete as of January 1, 2018. The financial results for reporting periods after January 1, 2018 will be presented under the new guidance, while financial results for prior periods will continue to be reported in accordance with the prior guidance and our historical accounting policy. The Company has evaluated the impact of the new guidance on a substantial portion of its contracts with customers, including identification of differences that will result from the new requirements. Based on the analysis performed to date, the Company determined that fixed-price contracts, which comprise substantially all of the Company’s revenue, will most often represent a single performance obligation. The Company will measure progress toward completion utilizing the cost-to-cost method, which represents a change from its prior practice of measuring completion based on engineering estimates of the physical percentage completed for the projects. Accordingly, the adoption of ASC 606 may result in a change in the timing of recognition of both contract revenue and cost from its prior practices. In addition, the Company expects to add qualitative and quantitative disclosures around disaggregation of revenue, remaining performance obligation, and other impacts to the Company’s contract revenue balances. The Company does not anticipate that the adoption of ASU 2014-09 will have a material effect on the Company’s consolidated financial statements.

Note 3. Acquisitions

On April 20, 2017, FTE acquired all of the issued and outstanding shares of common stock of Benchmark Builders, Inc. (“Benchmark”), The purchase price consisted of (i) cash consideration of approximately $17,250 (ii) 1,069,538 shares of FTE common stock with a fair value of $21,658, (iii) convertible promissory notes in the aggregate principal amount of $12,500 to certain stockholders of Benchmark (the “Series A Notes”, which mature on April 20, 2019) and (iv) promissory notes in the aggregate principal amount of $30,000 to certain stockholders of Benchmark (the “Series B Notes”, which mature on April 20, 2020). On April 20, 2017, the Company’s senior lender, amended the original credit agreement to provide for approximately $10,110 towards the cash purchase price of the Benchmark acquisition, refinancing this new advance with the existing debt and extending the maturity date of the facility to March 31, 2019. See Note 8, Senior Debt. In addition, certain sellers of Benchmark provided approximately $7,500 towards the cash purchase price for which they received promissory notes (the “Series C Notes”, which mature on October 20, 2018). The acquisition has been accounted for as a business combination in accordance with ASC Topic 805. Benchmark is a full-service general contracting management and general contracting firm, significantly expanding the Company’s presence in the New York area.

The following table summarizes the consideration transferred for the acquisition of Benchmark:

Cash consideration	$17,250
Shares of common stock	21,658
Series A notes*	11,263
Series B notes*	24,574
Less: Receivable from Benchmark	(500)
Merger consideration	$74,245

*: Series A and B notes were recorded at fair value.

The following table summarizes the acquisition date fair value of the purchase price allocation assigned to each major class of assets acquired and liabilities assumed as of April 20, 2017, the closing date for Benchmark:

ASSETS ACQUIRED
Cash	$2,416
Accounts receivable	14,625
Other current assets	10,272
Property and equipment	47
Total identifiable assets acquired	27,360
Fair value of intangible assets acquired:
Contracts in progress	10,632
Trademarks and tradenames	2,749
Customer relationships	22,743
Non-compete	548
Total fair value of intangible assets acquired	36,672

Goodwill	35,672
Total Assets Acquired	99,704

LIABILITIES ASSUMED
Accounts payable	15,393
Accrued expenses and other current liabilities	10,066
Total Liabilities Assumed	25,459

Total consideration transferred	$74,245

Goodwill of $35,672 was recorded related to this acquisition. The Company believes the goodwill related to the acquisition was a result of the expected growth platform to be used for expanding the business. As of April 20, 2017, goodwill is expected to be fully deductible for tax purposes and will be amortized over 15 years.

The operating results of Benchmark for the period from April 21, 2017 to December 31, 2017 included revenues of $222,866 and net income of $10,242 and are included in the consolidated statements of operations for the year ended December 31, 2017. The net income in the Company’s Consolidated Statements of Operations reflects $8,976 of amortization expense for the year ended December 31, 2017, in connection with Benchmark’s intangible assets. The Company incurred a total of $1,666 in transaction costs in connection with the acquisition, which are included in the consolidated statement of operations for the year ended December 31, 2017, respectively. See Note 6. Goodwill and Intangible Assets, for information regarding the goodwill and intangible assets of the Benchmark acquisition.

Unaudited Supplemental Pro Forma Information

The pro forma results presented below include the effects of the Company’s 2017 acquisition of Benchmark as if the acquisition occurred on January 1, 2016. The pro forma net loss for the years ended December 31, 2017 and 2016 includes the additional depreciation and amortization resulting from the adjustments to the value of property and equipment and intangible assets resulting from purchase accounting and elimination of transaction costs. The pro forma results also include interest expense associated with debt used to fund the acquisitions. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisitions. The unaudited pro forma financial information is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of January 1, 2016.

The unaudited pro forma combined results, which assumes the transaction was completed on January 1 are as follows for the twelve months ended December 31, 2017 and 2016:

	Revenue	Net Loss	loss per Share	Weighted Average Shares
2017 supplemental pro forma from January 1, 2017 through December 31, 2017	$285,498	$(9,063)	(1.89)	4,973,910
2016 supplemental pro forma from January 1, 2016 through December 31, 2016	$317,068	$(2,634)	(2.37)	6,237,689

Note 4. OTHER CURRENT ASSETS

Other current assets consist of the following:

	December 31,
	2017	2016	2016
			(Predecessor)
Other receivables, net of reserves of $450 and $150, respectively	$874	$1,233	$350
Prepaid insurance	1,398	45	2,824
Prepaid city and state taxes	2,318	—	—
Prepaid contract costs for work in process	64	409	—
Prepaid operating expenses	2,602	1,146	—
Other current assets	$7,256	$2,833	$3,174

Note 5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	Estimated
	Life	December 31,
	(in years)	2017	2016	2016
				(Predecessor)
Machinery and equipment	6-8	$1,686	$1,596	$21
Vehicles and trailers	7-10	2,276	1,925	—
Network services platform	5	4,884	434	—
Computer equipment and software	2-5 years	793	325	137
		9,639	4,280	158
Less: accumulated depreciation		(1,684)	(813)	(135)
Property and equipment, net		$7,955	$3,467	$23

The Company completed the development of the new network infrastructure services platform on October 11, 2017.

Depreciation expense for the years ended December 31, 2017 and 2016, was $635 and $516, respectively. Depreciation expense for the period ended April 21, 2017 and December 31, 2016 was $11 and $19, respectively, for the Predecessor.

The Company leases various equipment under capital leases. Assets held under capital leases are included in property and equipment as follows:

	December 31,
	2017	2016
Machinery & equipment	$1,548	$1,413
Less: accumulated depreciation	(438)	(232)
	$1,110	$1,181

NOTE 6. INTANGIBLE ASSETS AND GOODWILL

The fair value of identifiable intangible assets acquired in the acquisition of Benchmark consist of the following:

Identifiable intangible assets consisted of the following at December 31, 2017:

	Weighted average remaining useful life (months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite- Lived Intangible
Goodwill	—	$35,672	$—	$35,672

Definite- Lived Intangibles
Trademarks and tradenames	75.7	2,749	272	2,477
Customer relationships	75.7	22,743	2,247	20,496
Contracts in progress	9.7	10,632	6,379	4,253
Non-compete	51.7	548	78	470
Total Definite Intangible Assets		36,672	8,976	27,696
Total Intangible Assets		$72,344	$8,976	$63,368

Amortization expense for the years ended December 31, 2017 and 2016 totaled $8,976 and $-0-. For the year ended December 31, 2017, amortization expense of $2,595 was charged to operating expenses and $6,379 was charged to cost of revenues.

Expected future amortization expense consists of the following for each of the following fiscal years ended December 31:

2018	$8,004
2019	3,751
2020	3,751
2021	3,751
2022	3,676
Thereafter	4,763
Total	$27,696

NOTE 7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of December 31, 2017, and 2016, accrued expenses and other current liabilities consist of the following:

	December 31,
	2017	2016	2016
			(Predecessor)
Accrued interest payable [1]	$1,568	$365	$—
Accrued dividends payable	611	531	—
Accrued compensation expense [2]	2,503	2,300	2,018
Accrued bonuses	2,587		—
Accrued taxes	182	—	362
Other accrued expense	2,523	6	3,320
Accrued expenses, current	$9,973	$3,202	$5,700

[1]	Accrued interest payable as of December 31, 2017 and 2016 includes approximately $300 of estimated penalties and interest associated with prior period unpaid payroll taxes.

[2]	Accrued compensation includes $1,863 in both December 31, 2017 and 2016, associated with prior period unpaid payroll taxes.

NOTE 8: DEBT

Outstanding promissory notes and other notes payable consisted of the following:

	December 31,
	2017	2016

Vendor notes issued to settle litigation, bearing interest rates between 0% and 6% per annum, terms range from 1 to 48 months.	$890	$1,337

Short-term agreements, due between one and six months	7,315	-

Notes refinanced in conjunction with senior debt	-	5,094

Short-term notes payable bearing interest at stated rates between 4% and 12% per annum. Terms range from 3 to 36 months	5,214	2,000

Obligations under capital leases, bearing interest rates between 4.1% and 8.2% per annum, secured by equipment having a value that approximates the debt value. Terms range from 48 to 60 months.	695	961

Various Equipment notes, bearing interest rates between 2% and 41% per annum, secured by equipment having a value that approximates the debt value. Terms range from 30 to 72 months	1,507	1,508

Total Notes Payables	15,621	10,900
Less: Original issue discount and deferred financing costs	(3,138)	(926)
Notes payable, net of original issue discount and deferred financing costs	12,483	9,974
Less: Current portion	(10,488)	(3,444)
Total Notes non-current portion	$1,995	$6,530

During the year ended December 31, 2017, the Company borrowed an aggregate of $6,877, net of original issue discounts of $546 and deferred financing costs of $115, under 29 promissory notes payable. The promissory notes payable are unsecured, bear interest between 4% and 12% per annum and mature between September 2017 and August 2020. During the year ended December 31, 2017, the Company repaid a total of $1,453 in cash and issued an aggregate of 3,652,640 shares of common shares for the payment of $937 in promissory note principal and accrued interest. As of December 31, 2017, the Company has outstanding promissory notes payable of $4,824, net of unamortized discounts of $62 and deferred financing costs of $17.

The required principal payments for all borrowings for each of the five years following the balance sheet date are as follows:

F-20

2018	$13,590
2019	774
2020	662
2021	366
2022	177
Thereafter	52
Total	$15,621

Note 9. SENIOR DEBT

On October 28, 2015, the Company entered into an $8,000 senior credit facility (“Facility”). The Facility had a two-year term, and interest payments in the amount of 12%, paid quarterly in arrears. Additionally, there is a “payment in kind” (PIK) provision providing a 4% per annum increase in the principal balance monthly. The Facility is secured by all assets of the Company. As a condition of the Facility, the Company issued 163,441 shares of its Series D Preferred Stock and 391,903 shares of its Series F Preferred Stock to the lender. A market valuation was performed on this transaction by a qualified third-party valuation firm, an original issue discount of $437 was recorded and is being amortized on a straight-line method, approximating the interest rate method, over twenty-four months to Interest Expense on the Consolidated Statement of Operations. During the period ended December 31, 2017 and 2016, $182 and $255, respectively, was included in amortization of debt discount, and $0 and $182 remained unamortized as of December 31, 2017 and 2016, respectively.

On April 5, 2016, the Company entered into an amendment agreement (“Amendment No.1”) to the Facility, amending select provisions of the original credit agreement, including equity raises and changes to certain financial and operational covenants. On September 30, 2016, the Company entered into a second amendment agreement (“Amendment No. 2”) to consolidate a series of short-term bridge loans which were granted to the Company from time to time during the second and third quarters of 2016 into a $5,000 loan, with a maturity date of April 30, 2017 bearing interest at 12% and a PIK provision of 4%. Amendment No. 2 also amended certain covenants.

During March 2017, the Company borrowed an additional $1,500 under the terms of the Facility, originally due April 30, 2017, but subsequently extended to March 31, 2019.

On April 20, 2017, as part of the Benchmark acquisition, the Facility was amended (“Amendment No. 3”) to provide for an additional $11,480 of which approximately $10,100 was applied to the cash purchase price and extended the maturity date of the Facility to March 31, 2019. The Company issued 256,801 shares of Common Stock to the senior lender with a fair value of $5,649 as a term of Amendment No. 3. The value of the shares was recorded as a debt discount. During the year ended December 31, 2017, $2,048 was included in amortization of debt discount costs, and $3,601 remained unamortized as of December 31, 2017. Amendment No. 3 included certain covenants regarding debt coverage, EBITDA and revenue.

During April 2017, the Company incurred a $480 extension fee to extend the Facility to March 31, 2019. This amount was added to the principal amount of the Facility and incurs interest under the terms of the Facility.

During October and November 2017, the Company borrowed a total of $1,600 under the terms of the Facility, due March 31, 2019.

The Company recognized $1,848 in original issuance discounts on the straight-line method over the term of the related senior debt which approximates the effective interest method and recognized $548 in amortization expense and $1,300 remained unamortized as of December 31, 2017.

The Company incurred $598 and $875 in deferred financing costs during the years ended December 31, 2017 and 2016, respectively, which are being amortized on the straight-line method over the term of the related senior debt which approximates the effective interest method through March 2019. During the period ended December 31, 2017 and 2016, $786 and $522, respectively, was included in amortization of deferred financing costs, and $431 and $620 remained unamortized as of December 31, 2017 and 2016, respectively.

During the year ended December 31, 2017, the Company reclassified 444,275 shares of Common Stock held by its senior lender with a fair value of $438 from temporary equity to permanent equity which is included in the Stockholders’ Equity section of the Consolidated Balance Sheet as of December 31, 2017. The temporary equity was reclassified due to the put provision included in the original Facility being removed upon the execution of Amendment No. 3 resulting from the Benchmark acquisition on April 20, 2017.

	December 31,
	2017	2016
Senior note payable	$29,475	$8,378
Less: Original issue discount	(4,901)	(182)
Less: Deferred financing cost	(431)	(620)
Total Senior Debt, non-current portion	$24,143	$7,576

The required principal payments for all borrowings for each of the five years following the balance sheet date are as follows:

2018	$—
2019	29,475
2020	—
2021	—
2022	—
Thereafter	—
Total	$29,475

Note 10 – Benefit Plans

Defined Contribution Plan

The Company has a defined contribution plan covering all full-time employees qualified under Section 401(k) of the Internal Revenue Code, in which the Company matches a portion of an employee’s salary deferral. The Company’s contributions to this plan were $50 and $35, for the years ended December 31, 2017 and 2016, respectively.

The Predecessor has a defined contribution plan covering all full-time employees qualified under Section 401(k) of the Internal Revenue Code, in which the Predecessor matches a portion of an employee’s salary deferral. The Company’s contributions to this plan were $721 and $564, for the years ended December 31, 2017 and 2016, respectively. The Predecessor instituted a cash balance for its employees in 2016, the cash balance plan expense totaled $808 and $744 for the years ended December 31, 2017 and 2016.

The Company and the Predecessor have not combined their defined contributions plans as of December 31, 2017.

Note 11. Related Party

Guarantees/Related Party Advances

The Chief Executive Officer (“CEO”) provided cash advances witnessed by interest-bearing notes totaling $536 and $504, for the years ended December 31, 2017 and 2016, respectively. Additionally, the CEO provided a personal credit card account for the purchase of goods and services by FTE. While the credit card balances are reflected in the Company’s books and records, the CEO is personally liable for the payment of the entire amount of the open credit obligation, which was $12 and $58 as of December 31, 2017 and 2016, respectively.

Additionally, the Company entered into several secured equipment financing arrangements with total obligations of approximately $345 and $298 as of December 31, 2017 and 2016, respectively that required the guaranty of a Company officer, which was provided by him.

The Chief Financial Officer (“CFO”) provided an unsecured, interest-bearing note totaling $150 during the year ended December 31, 2017. Additionally, the CFO personally guaranteed several secured equipment financing arrangements with total obligations of approximately $562 and $321 as of December 31, 2017 and 2016, respectively.

The CFO also provides a personal credit card account for the purchase of goods and services by FTE. While the credit card balances are reflected in the Company’s books and records, the CFO is personally liable for the payment of the entire amount of the open credit obligation, which was $14 and $58 as of December 31, 2017 and 2016, respectively.

Related Party Commissions

The Predecessor currently uses the services of HKSE Inc. (“HKSE”) as a consulting firm. HKSE is a company wholly owned and operated by a stockholder of Benchmark and current stockholder of the Company. HKSE is paid commissions computed as a percent of the total annual billings of Benchmark to its clients. For the years ended December 31, 2017 and 2016 (predecessor) and the period from January 1, 2017 through April 20, 2017 (Predecessor), HKSE received commissions totaling $-0--, $13,303 and $285, respectively.

Mr. Chris Ferguson, a member of the Board of Directors provided a cash advance in the amount of $142 during the year ended December 31, 2017. The Company owes Mr. Ferguson a total of $47.

Common Stock

During the year ended December 31, 2017, the Company issued a total of 6,800 shares of common stock to members of the Company’s board of directors having a fair value of at $75 to satisfy $75 of previously accrued directors fees.

Benchmark Acquisition

On April 20, 2017, the Company issued 1,069,538 shares of the Company’s common stock to the former owners for the acquisition of Benchmark. The shares were valued at $21,658 and were part of the purchase price consideration as detailed in Note 3 Acquisitions.

On April 20, 2017, the Company issued Series A convertible promissory notes, in the aggregate principal amount of $12,500 to the former owners of Benchmark and significant shareholders stockholders of the Company, maturing on April 20, 2019. Interest is computed at the rate of 5% percent per annum on the outstanding principal. Interest expense and accrued interest expense was approximately $443 for the year ended December 31, 2017. This Note shall be convertible into conversion shares, at the holder’s option, upon an event of default at a conversion price per share of $11.88.

On April 20, 2017, the Company issued Series B Notes in the aggregate principal amount of $30,000 to the former owners of Benchmark and significant shareholders of the Company, which mature on April 20, 2020. Interest is computed at the rate of 3% per annum on the outstanding principal. Interest expense and accrued interest expense was approximately $634 for the year ended December 31, 2017.

On April 20, 2017, the Company issued Series C Notes in the aggregate principal amount of $7,500 to the former owners of Benchmark and significant shareholders of the Company, which mature on October 20, 2018. Interest computes at the rate of 3% per annum on the outstanding principal. Interest expense and accrued interest expense was approximately $153 for the year ended December 31, 2017.

The following is a summary of the balance of related party notes as of December 31, 2017:

Series A Convertible Notes	$12,942
Series B Notes	30,633
Series C	7,403
50,978
Less discount on related party notes	(5,045)
Total notes issued to related parties in connection with Benchmark acquisition	$45,933

The required principal payments for all borrowings for each of the five years following the balance sheet date are as follows:

2018	$7,403
2019	12,942
2020	30,633
2021	—
2022	—
Thereafter	—
Total	$50,978

Note 12.	COMMITMENTS AND CONTINGENCIES

Property Lease Obligations

Rental expense, resulting from property lease agreements, for the year ended December 31,2017 and 2016, was approximately $1,167 and $591, respectively. Rent expense of the Predecessor for the year ended December 31, 2016 and the period from January 1, 2017 through April 21, 2017 was not material.

The remaining aggregate commitment for lease payments under the operating lease for the facilities as of December 31, 2017 are as follows:

2018	1,020
2019	917
2020	802
2021	656
2022	131
Thereafter	—
Total Lease Obligations	$3,526

Employment Agreements

On June 13, 2014, the Company entered into an employment agreement with its CEO to serve in that capacity in consideration of a salary of $250,000 per year, with standard employee insurance and other benefits. The employment agreement began on June 13, 2014 and expires on June 13, 2017, after which it is renewable on a year to year basis, until terminated by either party with 30 days written notice. On October 26, 2015 the employment agreement was amended to extend the term of his employment through June 13, 2019.

On June 2, 2014, the Company entered into an employment agreement with the CFO in consideration of a salary of $120,000 per year with standard employee insurance and other benefits. The employment agreement ended on June 2, 2017, after which it is renewable on a year to year basis, until terminated by either party with 30 days written notice. The agreement was renewed until June 2, 2018.

On September 27, 2016, the Company entered into an employment agreement with the Chief Operating Officer in consideration of a salary of $250,000 per year, with standard employee insurance and benefits. The employment agreement began on May 16, 2016 and expires on May 16, 2019.

Legal Matters

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

Note 13 .	INCOME TAXES

The Company is required to file a consolidated U.S. federal income tax return and various state tax returns.

The components of income tax expense (benefit) are as follows:

	December 31
	2017	2016
Current:
Federal	$—	$—
State and local	—	—
	—	—
Deferred:
Federal	346	1,902
State and local	214	56
	560	1,958
Change in valuation allowance	—	(1,958)
Income tax provision (benefit)	$560	$—

On December 22, 2017, new legislation was signed into law, informally titled the Tax Cuts and Jobs Act, which included, among other things, a provision to reduce the federal corporate income tax rate to 21%. Under ASC 740, Accounting for Income Taxes, the enactment of the Tax Act also requires companies, to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities and the retroactive effects of changes in tax laws in the period in which the new legislation is enacted. There is no further change to its assertion on maintaining a full valuation allowance against its U.S. deferred tax assets. The Company’s gross deferred tax assets have been revalued from 34% to 21% with a corresponding offset to the valuation allowance and any potential other taxes arising due to the Tax Act will result in reductions to its net operating loss carryforward and valuation allowance. The reduction of the corporate tax rate resulted in a write-down of the gross deferred tax asset of approximately $4,700, and a corresponding write-down of the valuation allowance. Upon completion of our 2017 U.S. income tax return in 2018 the Company may identify additional remeasurement adjustments to our recorded deferred tax liabilities. We will continue to assess our provision for income taxes as future guidance is issued, but do not currently anticipate significant revisions will be necessary. Any such revisions will be treated in accordance with the measurement period guidance outlined in Staff Accounting Bulletin No. 118.

The Company recorded a deferred tax liability of $560 as of December 31, 2017 related to the acquisition of Benchmark Builders, Inc. This deferred tax liability was recorded to account for the book vs. tax basis difference related to the goodwill intangible asset, which was recorded in connection with the acquisition. This deferred tax liability was excluded from sources of future taxable income, as the timing of its reversal cannot be predicted due to the indefinite life of the goodwill. As such, this deferred tax liability cannot be used to offset the valuation allowance.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet basis differences. In accordance with ASC 740, “Income Taxes,” the Company recorded a valuation allowance to fully offset the gross deferred tax asset, because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets at December 31, 2017 and 2016.

At December 31, 2017 and 2016, the Company had net deferred tax assets of $8,600 and $5,300, respectively, against which a valuation allowance of $9,100 and $5,300, respectively, had been recorded. The determination of this valuation allowance did not take into account the Company’s deferred tax liability for goodwill assigned an indefinite life for book purposes, also known as a “naked credit” in the amount of $560 at December 31, 2017. The change in the valuation allowance for the year ended December 31, 2017 was an increase of $3,800. The increase in the valuation allowance for the year ended December 31, 2017 was mainly attributable to increases in net operating losses and accrued liabilities, partially offset by a decrease in the gross deferred tax assets caused by the decrease in the corporate tax rate. Significant components of the Company’s deferred tax assets at December 31, 2017 and 2016 are as follows:

The reconciliation of the expected tax expense (benefit), based on statutory rates, with the actual expense, is as follows:

	December 31
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$6,081	$4,937
Accrued liabilities	1,528	800
Reserves	222	52,500
Stock-based compensation	604	—
Intangible assets	990	—
Gross deferred tax assets	9,425	5,790
Valuation allowance	(9,103)	(5,282)
Gross deferred tax assets after valuation allowance	322	508
Deferred tax liability – goodwill	(560)	—
Deferred tax liability – Property and equipment	(322)	(508)
Net deferred tax assets	$(560)	$—

A reconciliation of the federal statutory tax rate and the effective tax rates for the years ended December 31, 2017 and 2016 is as follows:

	December 31
	2017	2016
U.S federal statutory rate	34%	34.0%
State income taxes, net of federal benefit	4.2%	1.0%
Nondeductible - meals & entertainment	(0.3)%	(3.5)%
Warrant derivative gains or losses	2.1%
Impact of tax law change	(24.1)%
Change in valuation allowance	(19.6)%	(31.5)%
Other	0.8%	-
Effective tax rate	(2.9)%	0.0%

The Company had approximately $27,400 and $14,100 of available gross net operating loss (“NOL”) carryforwards (federal and state) as of December 31, 2017 and 2016, respectively, which begin to expire in 2032. However, the Company has not yet filed its tax returns for its fiscal years ended September 30, 2013, September 30, 2014, September 30, 2015, September 30, 2016, December 31, 2016 or December 31, 2017. Therefore, the Company’s NOLs will not be available to offset future taxable income, if any, until the returns are filed.

Sections 382 and 383 of the Internal Revenue Code, and similar state regulations, contain provisions that may limit the NOL carryforwards available to be used to offset income in any given year upon the occurrence of certain events, including changes in the ownership interests of significant stockholders. In the event of a cumulative change in ownership in excess of 50% over a three-year period, the amount of the NOL carryforwards that the Company may utilize in any one year may be limited. Beacon had generated approximately $25 million of NOLs prior to the Beacon Merger, which the Company’s preliminary analysis indicates would be subject to significant limitations pursuant to Internal Revenue Code Section 382, such that no deferred tax asset has been reflected herein related to the Beacon NOLs.

The Company has not yet assessed whether an ownership change under Section 382 occurred during the year ended December 31, 2017. If an ownership change occurred, there is a potential that a portion of the Company’s NOLs could be limited. However, since there is a full valuation allowance offsetting the deferred tax asset related to the NOL, a limitation should not have a material impact on the Company’s financial statements. The Company will continue to monitor its ownership changes for purposes of Section 382.

During the period of September 30, 2014 through December 31, 2017, the Company operated primarily in Florida, Indiana, Nevada, North Carolina, Colorado, Texas, Iowa, Washington, Missouri, Georgia, and New York. If the Company is required to pay income taxes or penalties in the future, penalties will be recorded in general and administrative expenses and interest will be separately stated as interest expense. The Company has not yet filed its tax returns for its fiscal years ended September 30, 2012, September 30, 2013, September 30, 2014, September 30, 2015, September 30, 2016, December 31, 2016 or December 31, 2017, but has engaged an accounting firm to begin to compile the past due returns. The Company’s tax returns for the periods from October 1, 2012 through December 31, 2017 remain subject to examination and may be subject to penalties for late filing.

The Company does not have any uncertain tax positions for which it is reasonably possible that the total amount of gross unrecognized tax benefits will increase or decrease within 12 months as of December 31, 2017. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business.

Income Taxes (Predecessor)

The Predecessor was taxed as a Sub Chapter S-Corporation in 2016 and the period from January 1, 2017 through April 20, 2017 which is a non-taxing entity for Federal income tax purposes. With the exception of the New York State minimum tax, the shareholders of Benchmark include their respective share of the income or loss in their personal income tax returns accordingly. New York City does not acknowledge S-Corp status and assesses taxes at the corporate level. Local income taxes incurred amounted to $1,316 and $240 for the year ended December 31, 2016 and the period from January 1, 2017 through April 20, 2017, respectively.

Benchmark is current with respect to its Federal, State and City income tax filing requirements. Management is not aware of any issues or circumstances that would unfavorably impact its tax status. Management has determined that Benchmark had no uncertain tax positions that would require financial statement recognition. The Company is a non-taxing entity for both Federal and State income tax purposes and its temporary differences between financial statement carrying amount and income tax bases are not material. Therefore, no deferred tax was calculated. The Company’s effective local tax rate was 7.5% and 48.6% for the year ended December 31, 2016 and the period from January 1, 2017 through April 20, 2017, respectively. The effective rate is less than the statutory rate for the year ended December 31, 2016 due to an immaterial under accrual of local taxes and more than the statutory rate for the period from January 1, 2017 through April 20, 2017 due to an immaterial over accrual of local taxes which the effective rate is also impacted due to the short tax period.

Note 14.	STOCKHOLDERS’ EQUITY

Authorized Capital

The Company is currently authorized to issue up to 8,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of convertible preferred stock, par value $0.01 per share, of which the following series have been designated: 4,500 shares of Series A, 1,000 shares of Series A-1, 4,000 shares of Series B, 400 shares of Series C-1, 2,000 shares of Series C-2, 110 shares of Series C-3, and 2,000,000 shares of Series D, 1,980,000 of Series F and 1,780 shares of Series G.

Common Stock

The Company is presently authorized to issue up to 8,000,000 shares of common stock, $0.001 par value per share, of which 5,798,281 and 3,120,795 shares of common stock were issued and outstanding as of December 31, 2017 and 2016, respectively. The holders of the Company’s common stock are entitled to receive dividends equally when, as and if declared by the Board of Directors, out of funds legally available.

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

Equity Transactions (in whole dollars)

During the year ended December 31, 2017, the Company issued 9,181 shares of its common stock with a fair value of $125,000 for settlement of legal matters.

During the year ended December 31, 2017, the Company issued 221,511 shares of its common stock to individual investors, which resulted in net proceeds to the Company of $2,712,000.

During the year ended December 31, 2017, the Company issued 119,525 shares of its common stock with a fair value of $1,682,000 pursuant to consulting agreements.

During the year ended December 31, 2017, the Company issued 167,206 shares of its common stock with a fair value of $3,862,000 to employees under employment agreement for future services.

During the year ended December 31, 2017, the Company issued 371,234 shares of its common stock with a fair value of $3,552,000 to settle debt having an approximate value.

During the year ended December 31, 2017, the Company issued 10,951 shares of its common stock with a fair value of $183,000 to investor relation firm for services.

During the year ended December 31, 2016 the Company issued 5,029,000 shares of its common stock with a grant date value of $2,569,800 to several employees under the terms of their employment agreements, of which $2,305,040 remains unvested.

During the year ended December 31, 2016, the Company issued 3,809,389 shares of its common stock with a grant date value of $1,798,438 settle debt.

During the year ended December 31, 2016, the Company issued 841,500 shares of its common stock with a grant date value of $445,800 to consultants for services performed for the Company.

During the year ended December 31, 2016, the Company issued 7,594,999 shares of its common stock to individual investors for an equity raise totaling $2,628,000.

Preferred Stock

The Company is authorized to issue a total of 5,000,000 shares of convertible preferred stock with such designations, rights, preferences and/or limitations as may be determined by the Board, and as expressed in a resolution thereof. Each share of Series D and Series F Preferred stock is (a) entitled to vote alongside the common stockholders and has 20 votes; and (b) is mandatorily convertible into 400 shares of common stock (equal to 20 shares of common stock on a post-split basis upon an increase in the number of common shares authorized, and the implementation of a 1-for-20 reverse stock split). As of May 16, 2016, the Series D and F were converted into shares of common stock.

The following table presents the convertible preferred stock activity for the years ended December 31, 2017 and 2017.

	Series A		Series A-1		Series D		Series F		Total Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
12/31/2015 Amounts	500	$-	295	$-	1,830,759	$18	525,559	$5	2,357,113	$23
Stock Incentive to Investors	-	-	-	-	-	-	285,664	3	285,664	3
Series F adjustment to transfer agent records	-	-	-	-	-	-	48,250	1	48,250	1
Series F issued to directors and employees for compensation	-	-	-	-	-	-	231,041	2	231,041	2
Conversion of Series D to Common Stock	-	-	-	-	(1,830,759)	(18)	-	-	(1,830,759)	(18)
Conversion of Series F to Common Stock	-	-	-	-	-		(1,090,514)	(11)	(1,090,514)	(11)
12/31/2016	500	$-	295	$-	-	$-	-	$-	795	$-
12/31/2017	500	$-	295	$-	-	$-	$-		$795	$-

Dividend charges recorded during the years ended December 31, 2017 and 2016 are as follows:

	December 31,
	2017	2016
Series
A	$50	$50
A-1	30	29
Total	$80	$79

Accrued dividends payable at De included in accrued expenses at December 31, 2017 and 2016 are as follows:

	December 31,
	2017	2016
Series
A	$354	$304
A-1	257	227
Total	$611	$531

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

Series D Convertible Preferred Stock

The Company has designated 2,000,000 shares of Series D Convertible Preferred Stock (“Series D”), of which -0- and 1,980,000 shares are currently issued and outstanding as of December 31, 2017 and 2016. On May 26, 2016, each share of Series D was mandatorily converted to 20 shares of common stock after the effect of a 1-for-20 reverse stock split.

Series F Convertible Preferred Stock

The Company has designated 1,980,000 shares of Series F Convertible Preferred Stock (“Series F”), of which none were issued and outstanding as of December 31, 2017 and 2016, respectively. Each share of Series F was mandatorily converted to 20 shares of common stock after the effect of a 1-for-20 reverse stock split on May 26, 2016.

Series G Convertible Preferred Stock

The Board of Directors of the Company authorized the designation of a new series of preferred stock, the Series G Convertible Preferred Stock, out of its available “blank check preferred stock” and authorized the issuance of up to 1,780 shares of the Series G Convertible Preferred Stock. A Certificate of Designation was filed with the Secretary of State of the State of Nevada on December 4, 2017. The Series G Convertible Preferred Stock has various rights, privileges and preferences, including conversion into 100 shares of Common Stock (subject to adjustments) upon the filing of an amendment to the Company’s Articles of Incorporation incorporating a reverse stock split and the rights are junior and subordinate to any shares of Preferred Stock issued prior to this issuance.

Preferred Stock Transactions

During each of the years ended December 31, 2017 and 2016, the Company accrued an additional $80 of preferred stock dividends, respectively.

Subscription Receivable

During the year ended December 31, 2017, the Company issued 123,320 shares of common stock that were subject to certain vesting requirements, with a fair value of $3,044. As of December 31, 2017, and 2016, 247,351 and 269,000 shares that were previously issued to employees with a fair value of $4,300 and $2,829 remain unvested. Because these common shares are subject to forfeiture if the employees are no longer employed by the Company at the end of their employment agreements, their unvested value is carried in subscriptions receivable within stockholders’ equity. During the year ended December 31, 2017 and 2016, $1,573 and $327, respectively, of such amount vested and was reflected as stock compensation and $4,040 and $2,242 remained unvested as of December 31, 2017 and 2016, respectively.

Note 15. Stock-Based Awards

Effective on November 8, 2017, the Company’s Board of Directors adopted the 2017 Ominbus Incentive Plan (“2017 Plan”) which provides for up to an additional 3,000,000 common stock shares available for issuance to provide for long-term incentive for officers, employees directors and/or consultants to directly link incentives to stockholder value. The Company’s 2017 Plan provides for awards of common stock in the form of incentive stock options, non-qualified stock options, SARs, restricted stock, performance shares or other stock-based awards. The 2017 Plan was approved by written consent by stockholders holding a majority of voting power. Awards are discretionary and are determined by a majority of the independent directors of the Board of Directors. The exercise price of stock options are equal to the fair market value of the underlying Common Stock on the date of grant. The options vest on the anniversary of the grant over a four-year term.

The fair value of the option grants was estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table.

2017
Weighted average fair value of stock options granted	$6.073
Stock option assumptions:
Risk-free interest rate	1.98%
Expected term (in years)	5
Expected volatility	379%
Expected dividends	0%

The following table summarizes stock option award activity during 2017:

	Stock Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life(In years)	Intrinsic Value (In thousands)
Outstanding as of December 31, 2016	—
Granted	47,870	$8.72	8.4	—
Options exercised	—	—	—	—
Canceled	—	—	—	—
Outstanding as of December 31, 2017	47,870	8.72	8.4	65

Exercisable options as of December 31, 2017	12,750	8.0	4.9	24

Stock compensation expense related to the options totaled approximately $108 for the year ended December 31, 2017. No stock compensation expense related to options was recorded for the year ended December 31, 2016.

As of December 31, 2017, the Company had unrecognized compensation expense related to stock options, of $167. This expense will be recognized over a weighted-average number of years of 3.7, based on the average remaining service periods for the awards.

The aggregate intrinsic values presented above represent the total pre-tax intrinsic values (the difference between the Company’s closing stock price of $9.92 on the last trading day of 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of during 2017. The amount of aggregate intrinsic value will change based on the price of the Company’s Common Stock.

The weighted-average grant-date fair value of the option grants was $6.68. There were no additional stock options granted, exercised or forfeited for the year ended December 31, 2017.

As of December 31, 2017, there were 2,952,130 common shares available for issuance under the 2017 Plan.

Warrants

The Company accounts for common stock warrants as equity instruments As of December 31, 2017, warrants outstanding are as follows:

Issued to	Amount	Issue Date	Expiration Date	Exercise Price
Investment Bank	79	12/9/2012	12/9/2019	$5.00
Investment Bank	97	10/31/2014	10/31/2021	$5.00
Equity Investors	99	9/8/2016	9/8/2021	$20.00
Equity Investors	97	9/29/2016	9/29/2021	$20.00
Term Note Lender	94	9/30/2016	9/30/2021	$20.00
Equity Investors	104	10/12/2016	10/12/2021	$20.00
Term Note Lender	100	11/11/2016	11/11/2021	$10.00
Term Note Lender	150	1/3/2017	1/3/2022	$10.00
Term Note Lender	140	11/8/2017	11/8/2022	$10.00
Term Note Lender	20	11/8/2017	11/8/2022	$10.00
	980

A summary of the warrant activity the years ended December 31, 2017 and 2016 is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Warrants	Price	Life in Years	Value
Outstanding, December 31, 2016	670	$13.75	3.52	$—
Issued	310	10.00	4.58	—
Exercised	—	—	—	—
Expired	—	—	—	—
Outstanding, December 31, 2017	980	$13.75		$—
Exercisable, December 31, 2017	980	$13.75	4.05	$—

Note 16. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts are as follows:

	December 31,
	2017	2016
		(Predecessor)
Costs incurred on uncompleted contracts	147,117	$59,902
Estimated earnings	46,277	21,346
	193,394	81,248
Billings to date	(212,472)	(76,531)
	(19,078)	$(4,717)
Included in the accompanying balance sheets:
Costs and estimated earnings in excess of billings	11,226	9,759
Billings in excess of costs and estimated earnings	(30,304)	(5,043)
Total	(19,078)	$4,716

Note 17. BACKLOG

The following is a reconciliation of backlog representing signed contracts in progress at December 31, 2017:

Balance – December 31, 2016	$—
New contracts and adjustments	509,603
509,603
Less contract revenues earned for the year ended December 31, 2017	(264,958)

Balance – December 31, 2017	$244,645

Note 18.	SUBSEQUENT EVENTS

Effective April 11, 2018, the Company filed Articles of Amendment to the Articles of Incorporation to increase the number of common shares authorized for issuance from 8 million shares to 100 million shares. This amendment was previously approved via written consent by holders of our outstanding capital stock having a majority of voting power.

The Company issued 25,750 shares of common stock with a market value of $429 to the directors for their service.

The Company issued 26,667 shares of common stock to individual investors, which resulted in net proceeds to the Company of $594.

The Company issued 135,000 shares of common stock to consultants with a market value of $2,455 for services performed for the Company.

The Company issued 24,277 shares of common stock with a market value of $465 in settlement of certain legal matters.

The Company issued 271,655 shares of common stock with a market value of $5,468 to settle debt.

