Form 10-K/A
period 2017-12-31
FTE Networks, Inc.
filed 2018-04-30
CIK 1122063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

As of April 26, 2018, there were 6,352,116 shares of common stock outstanding.

EXPLANATORY NOTE

We are filing this Amendment No. 1 (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which was originally filed with the Securities Exchange Commission (the “SEC) on April 18, 2018 (the “Original Filing”), solely for the purposes of providing the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K that was not included in the Original Filing. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K , which permits the information in the above referenced items to be incorporated by reference into the Form 10-K by reference to our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. This Amendment amends Items 10, 11, 12, 13 and 14 of Part III of the Original Filing, and deletes the references included on the cover page and in Part III of the Original Filing to the incorporation by reference of a definitive proxy statement into Part III of the Original Filing. In addition, Item 15 of Part IV is being amended solely to add as exhibits certain new certifications in accordance with Rule 13a-14(a) promulgated by the SEC under the Securities Exchange Act of 1934.

This Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing, as well as with our other filings with the SEC.

FTE NETWORKS, INC.

FORM 10-K/A

FORWARD-LOOKING STATEMENTS

Certain statements in this Amendment are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, forward-looking statements are not based on historical facts but instead represent only our current beliefs regarding future events. All forward-looking statements are, by their nature, subject to risks, uncertainties and other factors. Investors are cautioned not to place undue reliance on these forward-looking statements. Such statements may be identified by words such as “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans,” “may increase,” “may fluctuate” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could.”

You should understand that forward-looking statements are not guarantees of performance or results and are preliminary in nature. Actual results, performance or achievements may differ materially from those expressed or implied in forward-looking statements due to a variety of factors, including but not limited to the factors and additional risks listed and discussed in our periodic reports filed with the U.S. Securities and Exchange Commission, including our Form 10-K under the heading “Cautionary Note Regarding Forward-Looking Statements”. The Form 10-K is available in the “Investors” section of our website at https://ir.ftenet.com/sec-filings and is also available at http://www.sec.gov.

PART III

ITEM 10. Directors, Executive Officers, and Corporate Governance.

The following table sets forth information regarding the members of our Board and our executive officers.

Name	Age	Position
Executive Officers
Michael Palleschi	42	Chief Executive Officer and Chairman of the Board
David Lethem	59	Chief Financial Officer
Lynn Martin	48	Chief Operating Officer
Employee Director
Fred Sacramone	48	Director
Non-Employee Directors
Luisa Ingargiola (1)	50	Director
Patrick O’Hare (3)	50	Director
Christopher Ferguson (2)	49	Director
Brad Mitchell	59	Director

(1)	Audit Committee Chair
(2)	Compensation Committee Chair
(3)	Nominating and Corporate Governance Chair

Set forth below is a biographical description of each of our directors and senior executive officers based on information supplied by each of them. There are no family relationships between any of our directors or executive officers.

Michael Palleschi, Chief Executive Officer; Chairman of the Board of Directors

Mr. Michael Palleschi currently serves as the Chief Executive Officer and Chairman of the Board of Directors of FTE since being appointed in January 2014. Mr. Palleschi joined FTE in October 2010 where he served as Chief Operating Officer of Focus Venture Partners, which featured investments in growing telecom companies including Focus Fiber Solutions, Jus-Com and Townsend Careers. From June 2007 through 2010, he was the Director of Infrastructure Services for a South Florida facilities-based telecommunications company start-up. From 2000 through 2007, he held several Senior Management position at Level 3 Communications in New York and Georgia. Mr. Palleschi has also held several Sr. Management/Executive roles at major telecommunications companies such as Qwest Communications and MCI. Mr. Palleschi holds a degree in Engineering and Business Management. Mr. Palleschi also holds several professional and technical certifications.

David Lethem, Chief Financial Officer

Mr. David Lethem currently serves as the Chief Financial Officer of FTE. He was appointed to this role in June 2014. Mr. Lethem joined FTE in April 2014 as Vice President of Corporate Compliance. Prior to joining FTE, Mr. Lethem was the Director of Finance and Audit for Audit Management Solutions, Incorporated from November of 2007 to April 2014. He was responsible for the financial, operational, and audit management of both public and private companies working in the banking, telecommunications, mobile marketing, manufacturing, and finance sectors. Additionally, his experience during that time involved reverse mergers, SEC compliance, international operations, and technical accounting matters. Mr. Lethem earned his Bachelor of Arts at the University of Dubuque and MBA from California Coast University. His is also holds the following certifications, CIA and CRMA.

Lynn Martin, Chief Operating Officer

Mr. Lynn Martin currently serves as the Chief Operating Officer of FTE Networks, Inc. since being appointed in September 2016. Prior to joining FTE, Mr. Martin was Senior Vice President of the communications, software, and technology division of Nexius where he was responsible for growing the business by delivering end-to-end network solutions for emerging technologies, such as Open Source/NFV/SDN and infrastructure services that provided relevant value to customers and helped them to optimize their businesses. Mr. Martin also served as Executive Director of Telcordia Technologies, managing the company’s next generation software product line, a senior strategist in Accenture’s Network Practice, and as Vice President of Operational Integration and Process Management at Level 3 Communications for more than 10 years.

Employee Director

Fred Sacramone Fred Sacramone joined FTE Networks in April 2017, when the Company acquired Benchmark Builders, Inc., a leading provider of general contracting management services based in New York. Mr. Sacramone was a co-founder of Benchmark in 2008, and served as the company’s president, continuing in that role following the transaction with FTE while becoming a member of the FTE Networks Board of Directors. Previously, Mr. Sacramone held senior roles in project management, overseeing large and complex projects, including work for Rockefeller Group, Simpson Thatcher, Trinity Real Estate, Del Friscos, Depository Trust, and NBC. He attended the University of Massachusetts (Amherst) and received a Bachelors of Business Administration (BBA ‘91) with a concentration in Finance and Economics.

Non-Employee Directors

Luisa Ingargiola

Ms. Ingargiola serves as a member of FTE’s board of directors, compensation committee and chair of the Audit Committee. Ms. Ingargiola previously served as the Chief Financial Officer for Magne Gas, a NASDAQ listed technology company, which produces a plasma based system for the gasification and sterilization of liquid waste. Ms. Ingargiola also serves as a Board Director for The JBF Foundation Worldwide and CES Synergies, Inc., where she serves as the Audit Committee Chair. Prior to joining Magne Gas, Ms. Ingargiola worked as a Budget and Expense Manager for MetLife Insurance Company. In this capacity, she managed a $30-million-dollar annual budget. Her responsibilities included budget implementation, expense and variance analysis and financial reporting. Ms. Ingargiola previously served as a Board Director, Audit Committee Chair for CBD Energy Limited in 2014. Ms. Ingargiola received her Bachelor’s Degree from Boston University and her Master’s Degree from the University of South Florida.

Patrick O’Hare

Mr. Mitchell serves as a member of FTE’s board of directors and currently serves as President of TelePacific Communications Texas, where he is responsible for TelePacific’s operations across the state of Texas. Mr. Mitchell brings a unique combination of insider knowledge and wide-ranging industry experience gained in both the venture capital and established industry leader arenas to his new role. Mr. Mitchell returned to TelePacific after previously serving as Senior Vice President - Field Operations, and was instrumental in creating TelePacific’s customer-centric structure by leading the TelePacific’s sales operations during

Christopher Ferguson

Mr. Ferguson serves as a member of FTE’s board of directors and chair of the Compensation Committee. Mr. Ferguson currently serves as the Managing Director of Tern Capital Partners, LLC, a private equity investment firm founded by Mr. Ferguson in 2013. In 2010, Mr. Ferguson co-founded a company in the fiber network industry, and he served as CEO of the company until June 2013. In addition to his duties at Tern Capital, Mr. Ferguson serves as a member of the Board of Directors for Pennsylvania Youth Theater, a non-profit children’s theater based in Bethlehem, PA, and as a member of the non-profit organization Embrace Your Dreams, which teaches life skills to at risk children through golf and tennis programs. In August 2001, Mr. Ferguson co-founded Mercer, a provider of innovative workforce management solutions to a variety of industries including transportation and engineering, with co-founder, Michael Traina. Prior to founding Mercer, Mr. Ferguson and former New Jersey Governor, James J. Florio, co-founded The Florio Group, a private equity investment company. In addition, Mr. Ferguson served as Chief Financial Officer for Cabot Marsh Corporation in 1995 and remained as a director for the company until 1999. Mr. Ferguson has been a member of the New Jersey and Pennsylvania Bars since 1994. He graduated from Widener University School of Law in May of 1994 and received a Bachelor of Arts Degree from Villanova University in May of 1990.

Brad Mitchell

Mr. Mitchell serves as a member of FTE’s board of directors and currently serves as President of TelePacific Communications Texas, where he is responsible for TelePacific’s operations across the state of Texas. Mr. Mitchell brings a unique combination of insider knowledge and wide-ranging industry experience gained in both the venture capital and established industry leader arenas to his new role. Mr. Mitchell returned to TelePacific after previously serving as Senior Vice President - Field Operations, and was instrumental in creating TelePacific’s customer-centric structure by leading the TelePacific’s sales operations during TelePacific’s early years. Prior to TelePacific, Mr. Mitchell served as Area Vice President at Sprint PCS, where he launched and operated several markets in the southeast, including New Orleans and Atlanta. More recently, he served as Executive Vice President of Cable & Wireless’ International Accounts and also built a highly successful retail franchise operation. Mr. Mitchell earned a degree in Business Administration from Oglethorpe University in Atlanta.

Board and Board Committees

Our business, property and affairs are managed by or under the direction of the Board of Directors (the “Board”). There are currently six members of the Board: Michael Palleschi (Chairman), Brad Mitchell, Luisa Ingargiola, Chris Ferguson, Pat O’Hare, and Fred Sacramone. All board members except for Messrs. Palleschi and Sacramone qualify as independent directors.

The Board has formed the following committees: audit, compensation, and nominating and corporate governance. The Board has adopted charters for all committees. The Audit Committee is comprised of Luisa Ingargiola (Chairperson), Chris Ferguson, and Patrick O’Hare. The Board has determined that Ms. Ingargiola qualifies as a financial expert. The Compensation Committee is comprised of Chris Ferguson (Chairman) and Luisa Ingargiola. The Nominating and Corporate Governance Committee is comprised of Patrick O’Hare (Chair), Chris Ferguson, and Brad Mitchell.

Code of Ethics

We have adopted a code of ethics to that applies to all directors, officers, and employees. A copy is available upon written request to FTE Networks, Inc. 999 Vanderbilt Beach Road, Suite 601, Naples, Florida 34108, Attn: Corporate Secretary.

Securities Trading Policy

We have adopted an Insider Trading Policy that applies to all directors, officers, and employees.

Indemnification of Directors and Officers

Our directors and executive officers are indemnified as provided by the Nevada law and our Bylaws. These provisions state that our directors may cause us to indemnify a director or former director against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, and reasonably incurred by him/her as a result of him acting as a director. The indemnification of costs can include an amount paid to settle an action or satisfy a judgment. Such indemnification is at the discretion of our board of directors and is subject to the Securities and Exchange Commission’s policy regarding indemnification.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, or otherwise. We have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

ITEM 11. Executive Compensation

Summary Compensation Table

The following table sets for information regarding compensation earned by our named executive officers:

Name and Principal		Salary	Bonus	Stock awards	Stock options	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
Position	Year	$	$	$	$	$	$	$	$
Michael Palleschi,	2017	255,961	-	298,193	-	-	-	-	554,154
Chief Executive Officer	2016	288,010	-	97,099	-	-	-	-	385,109

David Lethem,	2017	166,154	-	86,666	-	-	-	-	252,820
Chief Financial Officer	2016	118,846	-	97,099	-	-	-	-	118,846

Lynn Martin,	2017	271,154	-	94,000	-	-	-	-	355,154
Chief Operating Officer	2016	152,885	-	6,992	-	-	-	-	159,877

Employment Agreements

On June 13, 2014, FTE Networks, Inc. entered into an employment agreement with Michael Palleschi to serve as our Chief Executive Officer (“CEO”) in consideration of a salary of $250,000 per year, with standard employee insurance and other benefits. The employment agreement began on June 13, 2014 and ends on June 13, 2017, after which it may be renewed on a year to year basis, until terminated by either party with 30 days written notice. On October 26, 2015 the employment agreement was amended to extend the term of Mr. Palleschi’s employment through June 13, 2024.

On June 2, 2014, FTE Networks, Inc. entered into an employment agreement with David Lethem to serve as our Chief Financial Officer (“CFO”) in consideration of a salary of $120,000 per year with standard employee insurance and other benefits. The employment agreement ends on June 2, 2017, with automatic one-year extensions.

On September 27, 2016, FTE Networks, Inc. entered into an employment agreement with Lynn Martin to serve as our Chief Operating Officer (“COO”) in consideration of a salary of $250,000 per year with standard employee insurance and other benefits. The employment agreement ends on September 27, 2019.

Grants of Plan Based Awards

There were no grants of plan-based equity awards or non-equity awards to named executives during the year ended December 31, 2017. However, there were non-plan awards granted based upon certain criteria that vest over a requisite number of years.

Outstanding Equity Awards at Year End

As of December 31, 2017, we did not have any equity incentive plan awards outstanding.

Option Exercises

There were no options exercised or stock vested by our named executive officers during the year ended December 31, 2017.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or the Compensation Committee.

Director Compensation

The following table sets forth the compensation earned by each nonemployee director for the year ended December 31, 2017. As employee directors, Messrs. Palleschi and Sacramone did not receive any compensation for their service.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension valued and nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Luisa Ingargiola	20,000	2,500	-	-	-	84,000	106,500
Patrick O’Hare	10,000	2,500	-	-	-	-	22,500
Brad Mitchel	10,000	2,500	-	-	-	-	22,500
Chris Ferguson	-	2,500	-	-	-	84,000	86,500

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of April 26, 2018, certain information concerning beneficial ownership of shares of our Common Stock with respect to (i) each person known to us to own 5% or more of the outstanding shares of our common stock, (ii) each director of our company, (iii) the executive officers of our company, and (iv) all directors and officers of our company as a group. Unless otherwise indicated or the table or the footnotes below, the address for each beneficial owner is c/o FTE Networks, Inc., 999 Vanderbilt Beach Boulevard, Suite 601 Naples FL 34108.

Beneficial ownership is determined in accordance with the rules of SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock that are currently exercisable or exercisable within 60 days of March 7, 2018 are deemed to be beneficially owned by the person holding such securities and for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)%
Directors and Officers
Michael Palleschi, Chief Executive Officer and Chairman of the Board	347,078	5.5%
David Lethem, Chief Financial Officer	115,693	1.5%
Lynn Martin, Chief Operations Officer	62,413	1.0%
Chris Ferguson, Director	269,891	4.8%
Luisa Ingargiola, Director	27,200	* %
Patrick O’Hare, Director	2,200	* %
Brad Mitchell, Director	2,600	* %
Fred Sacramone, Director	356,513	5.6%
All Directors and Officers as a group (8 persons)	1,180,988	18.6%

5% Shareholders
5G Investments, LLC (2)	1,138,150	17.9%
Brian McMahon(3)	535,000	8.4%
TLP Investments, LLC	356,356	5.6%
Lateral Investment Management(4)	701,078	11.0%

* Less than 1%.

(1)	Based on 6,352,116 shares of our Common Stock outstanding on April 26, 2018.

(2)	The address for Laidlaw & Co. (UK), LTD 546 5th Avenue 23rd Floor, New York, New York 10036

(3)	Brian McMahon is a Principal and co-founder of Benchmark Builders, Inc., our wholly-owned subsidiary.

(4)	The Lateral Entities are comprised of Lateral JusCom Feeder, LLC Lateral FTE Feeder, LLC and Lateral US Credit Opportunities Fund, L.P. The Address for Lateral Entities is 1825S. Grant Street, Suite 210, San Mateo, CA 94402.

ITEM 13. Certain Relationships and Related Transactions and Director Independence.

The following is a description of transactions during the year ended December 31, 2017, in which the transaction involved a material dollar amount and in which any of our directors, executive officers or holders of more than 5% of our common stock had or will have a direct or indirect material interest, other than compensation which is described under “Executive Compensation.” Management believes the terms obtained or consideration that was paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arms’ length transactions:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires that reports of beneficial ownership of common stock and changes in such ownership be filed with the Securities and Exchange Commission by Section 16 “reporting persons,” including directors, certain officers, holders of more than 10% of the outstanding common stock and certain trusts of which reporting persons are trustees. We are required to disclose in this Annual Report each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the year ended December 31, 2017. To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 filed with the Securities and Exchange Commission and written representations that no other reports were required, during the fiscal year ended December 31, 2017, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them.

Director Independence

Our Board of Directors has undertaken a review of its composition and the independence of each director. Based on the review of each director’s background, employment and affiliations, including family relationships, the Board of Directors has determined that Mr. O’Hare, Mr. Ferguson, Mr. Mitchell, and Ms. Ingargiola qualify as “independent directors” under the rules and regulations of the SEC. In making this determination, our Board of Directors considered the current and prior relationships that each non-employee director has with the Company and all other facts and circumstances our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock. Mr. Palleschi, Chairman of the Board of Directors, is not deemed independent as a result of his service as our Chief Executive Officer. Mr. Sacramone, Board Member, is also not deemed independent as a result of his service and role at Benchmark Builders Inc.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of ours during the last two fiscal years is or has been indebted to us by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

ITEM 14. Principal Accountant Fees and Services.

Fee Category	2017 Fees	2016 Fees
Audit fees (1)	$461,306	$419,622
Audit related fees (2)	$60,622	—
Tax fees	—	—
All other fees(3)	$118,965	—
	$640,893	$419,622

(1)	Aggregate fees billed or expected to be billed by the principal accountant for the audit of the annual financial statements and review of the financial statements included in the registrant’s form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the last two fiscal years.

(2)	Audit related fees consist of fees billed for services rendered in connection with the acquisition of Benchmark Builders and our Form 8-K filing.
(3)	Acquisition audits of Benchmark Builders

Audit Committee Pre-Approval Policies and Procedures

All audit and non-audit services performed by the independent accountants have been pre-approved by the Audit Committee to assure that such services do not impair the auditors’ independence from us.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

Previously included in the Original Filing.

(a)(3) Exhibits

All exhibits previously included in the Original Filing are incorporated by reference herein.

Exhibit Number	Description
31.3*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*Filed herewith

(b) Exhibits

The exhibits filed as part of this report are listed above in Item 15(a)(3) of this Form 10-K/A

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FTE NETWORKS, INC.

Date: April 30, 2018	By:	/s/ David Lethem
David Lethem
Chief Financial Officer
(Principal Financial and Accounting Officer)

