Form 10-Q
period 2018-03-31
FTE Networks, Inc.
filed 2018-05-21
CIK 1122063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

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

As of May 15, 2018, there were 6,349,012 shares of FTE Networks, Inc. common stock, $0.001 par value issued outstanding.

FTE NETWORKS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

FTE NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share information)

	March 31, 2018	December 31, 2017

ASSETS
Current Assets:
Cash and cash equivalents	$9,638	$15,642
Accounts receivable, net	78,251	62,199
Costs and estimated earnings in excess of billings on uncompleted contracts	4,552	11,226
Other current assets	9,782	7,256
Total Current Assets	102,223	96,323

Property and equipment, net	8,121	7,955
Intangible assets, net	25,443	27,696
Goodwill	35,672	35,672
Total Assets	$171,459	$167,647

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$46,095	$35,135
Billings in excess of costs and estimated earnings on uncompleted contracts	18,516	30,304
Due to related parties	28	—
Accrued expenses and other current liabilities	7,259	9,973
Notes payable, current portion, net of original issue discount and deferred costs	10,182	10,488
Notes payable, related party, current	7,603	8,526
Total Current Liabilities	89,683	94,426

Notes payable, non-current portion	1,934	1,955
Notes payable, related parties, non-current, net of debt discount	39,523	38,530
Senior note payable, non-current portion, net of original issue discount and deferred financing costs	26,408	24,143
Deferred tax liability	1,122	560
Total Liabilities	158,670	159,614

Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred stock; $0.01 par value, 5,000,000 shares authorized:
Series A convertible preferred stock, $1,000 stated value, 4,500 shares designated and 500 shares issued and outstanding at March 31, 2018 and December 31, 2017 (liquidation preference $1,497,244)	—	—
Series A-1 convertible preferred stock, $1,000 stated value, 1,000 shares designated and 295 shares issued and outstanding at March 31, 2018 and December 31, 2017 (liquidation preference $921,653)	—	—
Common stock; $0.001 par value, 100,000,000 shares authorized, and 6,277,630 and 5,789,281 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	6	6
Additional paid-in capital	57,792	49,381,
Shares to be issued	6,681	625
Subscriptions receivable	(3,222)	(3,675)
Accumulated deficit	(48,468)	(38,304)
Total Stockholders’ Equity	12,789	8,033
Total Liabilities and Stockholders’ Equity	$171,459	$167,647

FTE NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share information)

	For the Three Months Ended March 31,		For the Three Months Ended March 31, 2017
	2018	2017	(Predecessor)

Revenues, net of discounts	$85,145	$5,086	$39,919
Cost of revenues	73,654	2,678	32,308
Gross Profit	11,491	2,408	7,611

Operating Expenses
Compensation expense	5,638	1,187	4,757
Selling, general and administrative expenses	4,199	974	1,883
Amortization of intangible assets	938	—	—
Travel expense	268	100	92
Occupancy costs	172	113	112
Transaction expenses	93	11	—
Loss on sale of asset	33	—	—
Total operating expenses	11,341	2,385	6,844
Operating income	150	23	767

Other (expense) income
Interest (expense) income	(913)	(734)	4
Amortization of deferred financing costs and debt discount	(5,912)	(397)	—
Change in warrant fair market valuation	—	(2,200)	—
Other income (expense)	(597)	(99)	32
Extinguishment loss	(322)	—	—
Financing costs	(2,002)	(563)	—
Total other (expense) income	(9,746)	(3,993)	36
(Loss) income before provision for income taxes	(9,596)	(3,970)	803
Provision for income taxes	568	—	17

Net (loss) income	(10,164)	(3,970)	786
Preferred stock dividends	(20)	(20)	—
Net (loss) income attributable to common shareholders	$(10,184)	$(3,990)	$786

(Loss) per common share:
Basic and diluted	$(2.09)	$(1.09)

Weighted average number of common shares outstanding
Basic and diluted	4,876,131	3,677,617

FTE NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(UNAUDITED)

(in thousands, except share information)

	Series A		Series A-1		Common		Paid in	Subscription	Shares to	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	be Issued	Deficit	Equity
Balance as of December 31, 2017	500	$-	295	$-	5,798,281	$6	$49,381	$(3,675)	$625	$(38,304)	$8,033
Common Shares retired					(4,000)	-	-	-	-	-	-
Common Shares to settle legal matter	-	-	-	-	14,277	-	300	-	-	-	300
Common Shares sold to investors	-	-	-	-	26,667	-	200	-	-	-	200
Common Shares issued to consultants	-	-	-	-	135,000	-	2,455	-	-	-	2,455
Common Shares issued to board members					25,750	-	447	-	-		447
Common Shares issued to settle debt	-	-	-	-	281,655	-	5,633	-	-	-	5,633
Share-based compensation	-	-	-	-	-	-	15	453	-	-	468
Shares to be issued to investors	-	-	-	-	-	-	(619)	-	6,056	-	5,437
Accrued dividends -preferred stock	-	-	-	-	-	-	(20)	-	-	-	(20)
Net loss	-	-	-	-	-	-	-	-	-	(10,164)	(10,164)
Balance as of March 31, 2018	500	$-	295	$-	6,277,630	$6	57,792	$(3,222)	$6,681	$(48,468)	12,789

FTE NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	For the Three Months Ended March 31,		For the Three Months Ended March 31, 2017
	2018	2017	(Predecessor)
Cash flows from operating activities:
Net (loss) income	$(10,164)	$(3,971)	$786
Adjustments to reconcile net (loss) income to net cash used in operating activities:			—
Amortization of deferred financing costs	2,584	960	—
Depreciation	407	138	5
Amortization of original issue discount	5,107	46	—
Amortization of intangible assets	2,253	—	1
Payment in kind interest - senior debt	303	—	—
Payment in kind interest - note payable	297	84	—
Payment in kind interest - related party	435	—	—
Share-based compensation	468	214	—
Change in fair value of warrant derivative liability	—	2,200	—
Recovery of bad debts	—	(34)	—
Deferred tax income taxes	563	—	—
Changes in operating assets and liabilities:
Accounts receivable	(11,922)	(2,931)	24,038
Cost and estimated earnings in excess of billings on uncompleted contracts	6,673	—	—
Other current assets	376	(484)	(1,061)
Due to related party	(211)	90	—
Accounts payable and accrued liabilities	9,326	274	(36,999)
Billings in excess of costs and estimated earnings on uncompleted contracts	(11,788)	—	10,545
Net cash used in operating activities	(5,293)	(3,414)	(2,685)

Cash flows from investing activities:
Purchase of property and equipment	(541)	(972)	(29)
Net cash used in investing activities	(541)	(972)	(29)

Cash flows from financing activities:
Proceeds from issuance of notes payable, net	6,406	2,947	—
Payments on notes payable	(11,431)	(345)	—
Proceeds from issuance of notes payable – senior notes	23	—	—
Payments on notes payable - related parties	(725)	—	—
Payment of deferred financing costs	(80)	(260)	—
Proceeds for shares to be issued	5,437	615	—
Net proceeds from sale of common stock	200	19	—
Net cash (used in) provided by financing activities	(170)	2,976	—

Net change in cash	(6,004)	(1,409)	(2,714)
Cash, beginning of period	15,642	1,411	4,753
Cash, end of period	$9,638	$2	2,039

FTE NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

(in thousands)

	For the Three Months Ended March 31,		For the Three Months Ended March 31, 2017
	2018	2017	(Predecessor)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$867	$734	$—
Cash paid for income taxes	$—	$—	$3

Non-cash investing and financing activities:
Common stock shares issued to settle legal matter	$300	$13	$—
Common stock shares issued for notes payable and other debt	$5,660	$39	$—
Common shares issued to senior lender	$—	$2,568	$—
Common Shares Issued to Board members	$447	$—	$—
Accrued dividends, preferred stock	$20	$20	$—
Common shares issued to employees under employment agreement for future services	$—	$3,044	$—
Common shares issued to consultants for services to be rendered	$2,455	$332	$—

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share information)

NOTE 1. BASIS OF PRESENTATION and Significant Accounting Policies

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

On April 20, 2017, FTE acquired Benchmark Builders, Inc. (“Benchmark” or “Predecessor”). Benchmark is a full-service general contracting management and general contracting firm in the New York metropolitan area. See Note 4. The Company and Benchmark operate in similar segments. Audited predecessor financial statements have been provided in these consolidated financial statements since the operations of the company before the acquisition of Benchmark were insignificant relative to the operations acquired.

Basis of Presentation

The accompanying condensed unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in the annual audited consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying condensed consolidated balance sheet as of December 31, 2017 is derived from the Company’s audited financial statements as of that date. Because certain information and footnote disclosures have been condensed or omitted, these condensed unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2017 contained in the Company’s 2017 Annual Report on Form 10-K (the “2017 Form 10-K”). In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. Certain prior year amounts have been reclassified to conform to the current period presentation. Interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. The Company believes that the disclosures made in these condensed unaudited consolidated financial statements are adequate to make the information not misleading.

Segments

The Company operates in two segments in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280 “Segments”, (“ASC No. 280”). Operating segments as defined in ASC No. 280, are components of public entities that engage in business activities from which they may earn revenues and incur expenses for which separate financial information is available and which is evaluated regularly by the Company’s chief operating decision maker (“CODM”) in deciding how to assess performance and allocate resources. The two primary segments are the infrastructure segment and technology segment. The Company is reporting as one segment per ASC No. 280 as the revenue, profit and loss, and assets of the technology segment are immaterial.

There have been no material changes to the Company’s significant accounting policies and critical accounting estimates described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Use of Estimates

The preparation of financial statements in conformity with U. S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments are based on historical information, information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Key estimates include: the recognition of revenue and project profit or loss (which the Company defines as project revenue less project costs of revenue, including project-related depreciation), in particular, on construction contracts accounted for under the percentage-of-completion method, for which the recorded amounts require estimates of costs to complete projects, ultimate project profit and the amount of probable contract price adjustments as inputs; allowances for doubtful accounts; estimated fair values of acquired assets; asset lives used in computing depreciation and amortization; share-based compensation; other reserves and accruals; accounting for income taxes. While management believes that such estimates are reasonable when considered in conjunction with the Company’s consolidated financial position and results of operations taken as a whole, actual results could differ materially from those estimates.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share information)

Balance Sheet Classifications

The Company includes in current assets and liabilities retainage receivable and payable under construction contracts that may extend beyond one year. A one-year time period is used as the basis for classifying all other current assets and liabilities.

Recently Adopted Accounting Pronouncements

The Company adopted ASC No. 606, “Revenue from Contracts with Customers” (“ASC No. 606”) with a date of initial application of January 1, 2018. As a result, the Company has updated its accounting policy for revenue recognition to reflect the new standard, see Note 3. The adoption of ASC No. 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company's services and will provide financial statement readers with enhanced disclosures. The Company applied ASC No. 606 using the modified retrospective method. The Company has elected to apply this initial application of the standard only to contracts that are not completed at the date of initial application. For contracts which were modified before the adoption date, the Company has not restated the contract for those modifications. Instead, the Company reflected the aggregate effect of all modifications when identifying the satisfied and unsatisfied performance obligations, determining the transaction price and allocating the transaction price, if necessary. The cumulative effect of initially applying the new revenue standard would be applied as an adjustment to the opening balance of retained earnings. The Company has analyzed this effect and found the adoption of the new guidance did not have a material impact on its consolidated financial statements and its recognition is consistent with the historical accounting policies. As such, comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 clarifies and provides specific guidance on eight cash flow classification issues that are not currently addressed in U.S. GAAP and will thereby reduce the current diversity in practice. ASU 2016-15 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017, with early application permitted. The Company adopted the new standard on January 1, 2018 without a material impact on its financial statements.

Recently Issued Accounting Pronouncements

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

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders (the numerator) by the weighted average number of common shares outstanding for the period (the denominator). Diluted net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period adjusted for the dilutive effects of common stock equivalents (the denominator). In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. The Company incurred losses for the three months ended March 31, 2018 and 2017.

The Company had the following common stock equivalents:

	March 31,
	2018	2017
Convertible preferred stock, Series A	27,924	26,687
Convertible preferred stock, Series A-1	17,700	15,746
Common stock warrants	1,129,925	819,925
Restricted stock units	126,465	-
Options	47,870	-
Total potentially dilutive shares	1,349,884	862,358

The above table excludes any common shares related to the convertible debt since such debt is only convertible at the then prevailing market price upon default.

Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2018 and 2017 was (5.8) % and zero %, respectively. For the three months ended March 31, 2018 and 2017, the Company calculated income tax expense based upon an annual effective tax rate forecast adjusted for discrete items that specifically relate to the interim period. Changes in tax laws or rates on deferred tax assets and liabilities are recognized as discrete items in the interim period that includes the enactment date.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share information)

The change in the effective tax rate for the three months ended March 31, 2018 is due to the Company’s recognition of a deferred tax liability as of March 31, 2018. The deferred tax liability is related to goodwill, which was assigned an indefinite life for book purposes, also knows as a “naked credit” in the amount of $1.1 million at March 31, 2018.

The Tax Cuts and Jobs Act (the "Act") was enacted in December 2017. Among other things, the Act reduces the U.S. federal corporate tax rate from 34 percent to 21 percent, eliminates the alternative minimum tax (“AMT”) for corporations, and creates a one-time deemed repatriation of profits earned outside of the U.S. The reduction of the corporate tax rate resulted in a write-down of the gross deferred tax asset of approximately $4.7 million as of December 31, 2017, and a corresponding write-down of the valuation allowance. No further adjustments relating to tax reform were required for the three months ended March 31, 2018.

Note 2. Liquidity and Managements’ Plans

During the three months ended March 31, 2018, the Company reported operating income of $150 and net cash used in operating activities of $5,293. The Company, as of March 31, 2018, has $12,540 in working capital. The Company believes with its current revenues of $85,145 and backlog and orders under master service agreements of approximately $396,000 as of March 31, 2018, its sources of cash will be sufficient to maintain operations and working capital requirements for at least the next 12 months from the date of this filing. Other sources of liquidity could include additional potential issuances of debt or equity securities in public or private financings.

Note 3. Revenue Recognition

On January 1, 2018, the Company adopted ASC No. 606. Under ASC No. 606, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC No. 606. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. The Company does not collect sales, value add, and other taxes collected on behalf of third parties.

Disaggregation of Revenue

The following table details the revenue from customers disaggregated by source of revenue.

Three Months Ended March 31, 2018
Major Sources of Revenue
Infrastructure	$84,926
Technology	219
Total	$85,145

Infrastructure revenue

Revenues in the Infrastructure segment are derived from construction services, which in Benchmark are derived from short-term construction projects ranging from 6 to 12 months in duration under fixed-price contracts. The Company has determined that these short-term construction projects provide a distinct service and, therefore, qualify as one performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct. Revenue from fixed-price contracts provide for a fixed amount of revenue for the entire project, subject to certain additions for modified scope or specifications to the original project. Revenue is recognized over time, because of the continuous transfer of control to the customer as all the work is performed at the customer’s site and, therefore, the customer controls the asset as it is being constructed. This continuous transfer of control to the customer is further supported by clauses in the contract that allow the customer to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit and take control of any work in process.

Under ASC No.606, the cost-to-cost measure of progress continues to best depict the transfer of control of assets to the customer, which occurs as we incur costs. Contract costs include labor, material, and other direct costs. Contract modifications are routine in the performance of the contracts. Contracts are often modified to account for changes in the contract specifications or requirements. In most instances, contact modifications are for goods or services that are not distinct, therefore, accounted for as part of the existing contract. Cost to obtain contracts (pre-contract costs) are generally charged to expense as incurred and included in operating expenses on the consolidated statements of operations.

Certain construction contracts include retention provisions to provide assurance to the customers that the Company will perform in accordance with the contract terms and, therefore, not considered a financing benefit. The balances billed but not paid by customers pursuant to these provisions generally become due upon completion and acceptance of the project work or products by the customer. The Company has determined that there are no significant financing components in its contracts during the three months ended March 31, 2018.

Costs to mobilize equipment and labor to a job site prior to substantive work beginning are capitalized as incurred and amortized over the expected duration of the contract. As of March 31, 2018, and January 1, 2018, the Company had no material capitalized mobilization costs.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share information)

Revenue from telecommunication services from FTE Network Services are derived from short-term projects performed under master and other service agreements as well as from contracts for specific projects or jobs requiring the installation of an entire infrastructure system or specified units within an entire infrastructure system. The Company has determined that these short-term projects provide a distinct service and therefore qualify as one performance obligation. The Company provides services under unit-price or fixed-price master service or other service agreements under which the Company furnishes specified units of service for a fixed-price per unit of service and revenue is recognized upon completion of the defined project due to its short-term nature.

Technology revenue

The Company also derives service revenues by managing wireless networks for customers to offer to their tenants, and bills monthly in advance for the month’s services. The Company determined the wireless service contracts cover a single performance obligation and transfer control of access to the wireless service continuously, as the customer simultaneously receives and consumes the benefits. Therefore, the revenue for the monthly wireless service, is considered to be recognized over time.

Contract Assets and Liabilities

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, retainage receivable and costs and estimated earning in excess of billings on uncompleted contracts (contract assets) on the consolidated balance sheet. In the infrastructure segment, amounts are billed as work in progress in accordance with agreed-upon contractual terms at periodic intervals. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, the Company sometimes receives advances or deposits from its customers, before revenue is recognized, resulting in billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities). These assets and liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of the reporting period. Changes in the contract asset and liability balances for the three months ended March 31, 2018 were not materially impacted by any other factors.

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

	January 1, 2018	March 31, 2018
Trade receivables	$62,199	$71,440
Contract assets	11,226	4,552
Contract liabilities	$30,304	$18,516

As of January 1, 2018, contract liabilities consisted of accrued subcontract costs, therefore, no amounts were recognized in revenue during the three months ended March 31, 2018 related to its contract liabilities.

Contract Acquisition Costs

The Company does not have commission programs or incur other contract fulfilment costs in obtaining new contracts. All personnel costs were expensed as current period costs.

Contract Estimates

Accounting for long-term contracts and programs involves the use of techniques to estimate total contract revenue and costs. Transaction price for contracts may include variable consideration, which includes increases to transaction price for approved and change orders, claims and other contract provisions. The Company includes variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. The estimates of variable consideration and determination of whether to include estimated amounts in transaction price are based largely on an assessment of the anticipated performance and all information (historical, current and forecasted) that is reasonably available to the Company. The effect of variable consideration on the transaction price of a performance obligation is recognized as an adjustment to revenue on a cumulative catch-up basis. To the extent unapproved change orders and claims reflected in transaction price are not resolved in the Company’s favor, or to the extent other contract provisions reflected in the transaction price are not earned, there could be reductions in or reversals of, previously recognized revenue. No adjustment on any one contract was material to the consolidated financial statements for the three months ended March 31, 2018 and 2017.

Transaction Price Allocated to the Remaining Performance Obligations

On March 31, 2018, the Company had approximately $205,963 of estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied).

NOTE 4. ACQUISITION

2017 Acquisition

During April 2017, the Company acquired all the issued and outstanding shares of common stock of Benchmark Builders, Inc. (“Benchmark”). The acquisition was accounted for as a business combination in accordance with ASC Topic 805. Benchmark is a full-service general contracting management and general contracting firm, significantly expanding the Company’s presence in the New York area.

Unaudited Supplemental Pro Forma Information

The pro forma results presented below include the effects of the Company’s 2017 acquisition of Benchmark as if the acquisition occurred on January 1, 2017. The pro forma net loss for the three months ended March 31, 2017 includes the additional depreciation and amortization resulting from the adjustments to the value of property and equipment and intangible assets resulting from purchase accounting and elimination of transaction costs. The pro forma results also include interest expense associated with debt used to fund the acquisitions. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisitions. The unaudited pro forma financial information is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of January 1, 2017.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share information)

The unaudited pro forma combined results, which assumes the transaction was completed on January 1 are as follows for the three months ended March 31, 2017.

	Revenue	Net Loss	Loss per Share	Weighted Average Shares
2017 supplemental pro forma from January 1, 2017 through March 31, 2017	$45,005	$(3,205)	$(0.75)	4,279,497

NOTE 5. Accounts Receivable

Accounts receivable, net for the following:

	March 31,	December 31,
	2018	2017
Uncompleted contracts	$43,137	$39,612
Completed contracts	5,448	8,555
Accounts receivable	9,542	4,510
Unbilled receivable	20,794	10,077
Allowance for doubtful accounts	(670)	(555)
Accounts receivable, net	$78,251	$62,199

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

NOTE 6. INTANGIBLE ASSETS AND GOODWILL

The fair value of identifiable intangible assets consisted of the following at March 31, 2018:

	Weighted average remaining useful life (months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite- Lived Intangible
Goodwill	—	$35,672	$—	$35,672

Definite- Lived Intangibles
Trademarks and tradenames	72.7	2,749	370	2,379
Customer relationships	72.7	22,743	3,059	19,684
Contracts in progress	7	10,632	7,695	2,937
Non-compete	48.7	548	105	443
Total Definite Intangible Assets		36,672	11,229	25,443
Total Intangible Assets		$72,344	$11,229	$61,115

The Company completed its annual goodwill impairment assessment as of March 31, 2018. As a result of the Company’s annual assessment, the Company determined that the fair value of the indefinite-lived intangible asset was substantially in excess of its carrying values and no impairment had occurred. The Company continues to believe that goodwill and the indefinite-lived intangible asset are recoverable; however, significant adverse changes in the projected revenues and cash flows of the Company could result in an impairment of goodwill or the indefinite-lived intangible asset. There can be no assurances that goodwill or the indefinite-lived intangible asset may not be impaired in future periods.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share information)

Amortization expense for the three months ended March 31, 2018 and 2017 totaled $2,253 and $-0-. For the three months ended March 31, 2018, amortization expense of $938 was charged to operating expenses and $1,315 was charged to cost of revenues.

NOTE 7. NOTES PAYABLE

Outstanding promissory notes and other notes payable consisted of the following:

	March 31,	December 31,
	2018	2017

Vendor notes issued to settle litigation, bearing interest rates between 0% and 6% per annum, terms range from 1 to 48 months.	$738	$890

Short-term agreements, due between one and six months	3,258	7,315

Short-term notes payable bearing interest at stated rates between 4% and 12% per annum. Terms range from 3 to 36 months	8,467	5,214

Obligations under capital leases, bearing interest rates between 4.1% and 8.2% per annum, secured by equipment having a value that approximates the debt value. Terms range from 48 to 60 months.	564	695

Various Equipment notes, bearing interest rates between 1.5% and 18% per annum, secured by equipment having a value that approximates the debt value. Terms range from 30 to 72 months	1,430	1,507

Total Notes Payables	14,457	15,621
Less: Original issue discount and deferred financing costs	(2,341)	(3,138)
Notes payable, net of original issue discount and deferred financing costs	12,116	12,483
Less: Current portion	(10,182)	(10,488)
Total Notes non-current portion	$1,934	$1,995

During the three months ended March 31, 2018 and year ended December 31, 2017, the Company borrowed an aggregate of $11,725 and $6,877, net of original issue discounts of $2,713 and $546 and deferred financing costs of $475 and $115, respectively, under seventeen promissory notes payable. The promissory notes payable are unsecured, bear interest between 4% and 12% per annum and mature between three and six months. During the three months ended March 31, 2018, and the year ended December 31, 2017, the Company repaid a total of $11,068 and $1,453 in cash and issued an aggregate of 117,829 and 3,652,640 shares of common shares for the payment of $808 and $937 in promissory note principal and accrued interest, respectively.

NOTE 8. SENIOR DEBT

The Company’s senior credit facility, the (“Facility”) as amended provides financing at the discretion of the lender with an interest rate of 12% paid quarterly in arrears and includes a “payment in kind” (PIK) provision providing a 4% per annum increase in the principal balance monthly. The Facility is due on March 31, 2019 and is secured by all assets of the Company.

During January 2018, the Company received $23 for a note under the terms of the facility and converted $867 in PIK interest and $110 in debt discount into principal, all due March 31, 2019.

The Company recognized $1,096 and $249 in interest expense from the amortization of original issuance discounts and deferred financing costs during the three months ended March 31, 2018 and 2017, respectively, and $4,370 and $5,429 remained unamortized as of March 31, 2018 and December 31, 2017, respectively.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share information)

	March 31,	December 31,
	2018	2017
Senior note payable	$30,778	$29,475
Less: Original issue discount	(3,918)	(4,901)
Less: Deferred financing cost	(452)	(431)
Total Senior note payable, non-current portion	$26,408	$24,143

The Company is in compliance with its debt covenants.

NOTE 9. RELATED PARTY TRANSACTIONS

Guarantees/Related Party Advances

The Chief Executive Officer (“CEO”) provided cash advances witnessed by interest-bearing notes totaling $438 and $536, as of March 31, 2018 and December 31, 2017, respectively. Additionally, the CEO provided a personal credit card account for the purchase of goods and services by FTE. While the credit card balances are reflected in the Company’s books and records, the CEO is personally liable for the payment of the entire amount of the open credit obligation, which was $14 and $12 as of March 31, 2018 and December 31, 2017, respectively.

Additionally, the Company entered into several secured equipment financing arrangements with total obligations of approximately $117 and $345 as of March 31, 2018 and December 31, 2017, respectively that required the guaranty of a Company officer, which was provided by him.

The Chief Financial Officer (“CFO”) provided an unsecured, interest-bearing note totaling $150 during the year ended December 31, 2017. The balance on the note was $50 and $80 as of March 31, 2018 and December 31, 2017, respectively. Additionally, the CFO personally guaranteed several secured equipment financing arrangements with total obligations of approximately $351 and $562 at the three months ended March 31, 2018 and the year ended December 31, 2017, respectively.

The CFO also provides a personal credit card account for the purchase of goods and services by FTE. While the credit card balances are reflected in the Company’s books and records, the CFO is personally liable for the payment of the entire amount of the open credit obligation, which was $15 and $14 at March 31, 2018 and December 31, 2017, respectively.

Mr. Chris Ferguson, a member of the Board of Directors, has provided cash advances totaling $147 as of March 31, 2018 and December 31, 2017.

Benchmark Acquisition

On April 20, 2017, the Company issued Series B Notes in the aggregate principal amount of $30,000 to the former owners of Benchmark and significant shareholders of the Company, which mature on April 20, 2020. Interest is computed at the rate of 3% per annum on the outstanding principal. Interest expense was $222 for the three months ended March 31, 2018 and accrued interest expense was approximately $850 and $634 as of March 31, 2018 and December 31, 2017, respectively.

On April 20, 2017, the Company issued Series C Notes in the aggregate principal amount of $7,500 to the former owners of Benchmark and significant shareholders of the Company, which mature on October 20, 2018. Interest computes at the rate of 3% per annum on the outstanding principal. Interest expense was $51 for the three months ended March 31, 2018 and accrued interest expense was approximately $203 and $153 as of March 31, 2018 and December 31, 2017, respectively.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share information)

Related party notes related to the acquisition consisted of the following:

Total related party notes consisted of the following:

	March 31, 2018	December 31, 2017
CEO and Board Member Cash Advance	$826	$1,043
CFO	50	80
Series A Notes	13,101	12,942
Series B Notes	30,860	30,633
Series C Notes	6,727	7,403
	51,564	52,101
Less: current portion	(7,603)	(8,526)
Less: discount on related party notes	(4,438)	(5,045)
Total related party notes	$39,523	$38,530

NOTE 10. COMMITMENTS AND CONTINGENCIES

The Company is involved in litigation claims arising in the ordinary course of business. Legal fees and other costs associated with such actions are expensed as incurred. In addition, the Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. The Company reserves for costs relating to these matters when a loss is probable and the amount can be reasonably estimated. There have been no material developments in any legal proceedings since the disclosures contained in the Company’s Form 10-K for the year ended December 31, 2017.

NOTE 11. STOCKHOLDERS’ EQUITY

Dividends

Dividend charges recorded during the three months ended March 31, 2018 and 2017 are as follows:

	For the Three Months Ended
	March 31,
	2018	2017
Series
A	$13	$13
A-1	7	7
Total	$20	$20

Accrued dividends payable included in accrued expenses are as follows:

	March 31,2018	December 31,2017
Series
A	$372	$354
A-1	258	257
Total	$630	$611

Subscription Receivable

As of March 31, 2018, 140,229 shares of common stock issued to employees were vested at a fair value of $5,069. As of March 31, 2017, 182,692 shares that were previously issued to employees with a fair value of $3,587 remained unvested. Because these common shares are subject to forfeiture if the employees are no longer employed with the company at the end of their employment agreements, their unvested value is carried in subscriptions receivable in stockholders’ equity.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share information)

Shares to be Issued:

During the three months ended March 31, 2018, the Company sold shares of its common stock to individual investors. Net cash proceeds received by the Company was $5,437 and 807,531 shares of its common stock were sold. Stock issuances costs totaled $619. The shares will be issued to the investors during the second quarter of 2018.

Equity Transactions (in whole dollars)

During the three months ended March 31, 2018, the Company issued 281,655 shares of its common stock with a fair value of $5,633,000 to settle debt.

During the three months ended March 31, 2018, the Company issued 135,000 shares of its common stock with a fair value of $2,455,000 pursuant to consulting agreements.

During the three months ended March 31, 2018, the Company issued 26,667 shares of its common stock to individual investors, which resulted in net proceeds to the Company of $200,000.

During the three months ended March 31, 2018, the Company issued 25,750 shares of its common stock with a fair value of $447,000 to members of the Board of Directors.

During the three months ended March 31, 2018, the Company issued 14,277 shares of its common stock with a fair value of $300,000 to settle certain legal matters.

NOTE 12. STOCK BASED AWARDS

Effective on November 8, 2017, the Company’s Board of Directors adopted the 2017 Omnibus Incentive Plan (“2017 Plan”) which provides for up to an additional 3,000,000 common stock shares available for issuance to provide for long-term incentive for officers, employees directors and/or consultants to directly link incentives to stockholder value. The Company’s 2017 Plan provides for awards of common stock in the form of incentive stock options, non-qualified stock options, SARs, restricted stock, performance shares or other stock-based awards. The 2017 Plan was approved by written consent by stockholders holding a majority of voting power. Awards are discretionary and are determined by a majority of the independent directors of the Board of Directors. The exercise price of stock options are equal to the fair market value of the underlying Common Stock on the date of grant. The options vest on the anniversary of the grant over a four-year term.

The following table summarizes stock option award activity during the three months ended March 31, 2018:

	Stock Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of December 31, 2017	47,870	8.72	8.4	65
Granted	—	$—	—	—
Options exercised	—	—	—	—
Canceled	—	—	—	—
Outstanding as of March 31, 2018	47,870	8.72	8.2	532

Exercisable options as of March 31, 2018	12,750	8.0	4.6	150

Stock compensation expense related to the options totaled approximately $15 and $-0- for the three months ended March 31,2018 and 2017.

As of March 31, 2018, the Company had unrecognized compensation expense related to stock options, of $197. This expense will be recognized over a weighted-average number of years of 3.5, based on the average remaining service periods for the awards.

The aggregate intrinsic values presented above represent the total pre-tax intrinsic values (the difference between the Company’s closing stock price of $19.78 on the last trading day, March 29, 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of the first quarter of 2018. The amount of aggregate intrinsic value will change based on the price of the Company’s Common Stock.

There were no additional stock options granted, exercised or forfeited for the three months ended March 31, 2018.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share information)

Warrants

A summary of the warrant activity for the three months ended March 31, 2018 is as follows:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Warrants	Price	Life in Years
Outstanding, December 31, 2017	980	$13.00	3.59
Issued	150	10.00	3.99
Exercised	—	—	—
Expired	—	—	—
Outstanding, March 31, 2018	1,130	$
Exercisable, March 31, 2018	1,130	$12.73	3.79

Note 13. Customer Concentration

Accounts receivable and revenue from the Company’s major customers as of March 31, 2018 and 2017 are as follows:

	Revenues		% of Total Revenue
	2018	2017	2018	2017
Customer A	$18,658	$—	23%	—%
Customer B	$15,646	$—	19%	—%
Customer C	$10,619	$—	13%	—%
Customer M	$—	$3,967	—%	78%

	Accounts Receivable		% of Total Accounts Receivable
	2018	2017	2018	2017
Customer A	$10,814	$—	22%	—%
Customer B	$5,744	$—	12%	—%
Customer C	$6,947	$—	14%	—%
Customer M	$—	$6,989	—	70%

Revenue from the Predecessors major customers as of March 31, 2017 are as follows:

	Revenues	% of Total Revenue
	(Predecessor)
	2017
Customer D	$11,615	29%
Customer E	$6,905	17%
Customer F	$6,692	17%

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

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share information)

NOTE 14. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts are summarized as follows:

	March 31, 2018	December 31, 2017
Costs incurred on uncompleted contracts	$165,964	$147,117
Estimated earnings	38,066	46,277
	204,030	193,394
Billings to date	(199,478)	(212,472)
	$4,552	$(19,078)

Included in the accompanying balance sheets:
Costs and estimated earnings in excess of billings	4,552	11,226
Billings in excess of costs and estimated earnings	-	(30,304)
Total	$4,552	$(19,078)

NOTE 15. BACKLOG

The following is a reconciliation of backlog representing signed contracts in progress at March 31, 2018:

Balance – December 31, 2017	$244,645
New contracts and adjustments	42,432
287,077
Less contract revenues earned for the three months ended March 31, 2018	(81,114)

Balance – March 31, 2018	$205,963

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward-looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements. We disclaim any obligation to update forward-looking statements.

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

We operate primarily in two segments: the infrastructure segment and the technology segment. The infrastructure segment includes FTE Networks Services (network infrastructure solutions); and Benchmark (construction management), which provides end-to-end interior design, build and support solutions. The technology segment which includes CrossLayer, Inc. (managed network services with first-of-its-kind advanced network and cloud platform) became operational during October of 2017, with immaterial operations during the three months ended March 31, 2018.

Critical Accounting Policies

The following critical accounting policy for Revenue Recognition became effective on January 1, 2018 upon our adoption of Accounting Standards Codification No. 606, “Revenue from Contracts with Customers”. There were no other material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report 10-K filed with the Securities and Exchange Commission (“SEC”) on April 18, 2018. Please refer to that document for disclosures regarding other critical accounting policies related to our business.

Discussion of Operation Results for the Three months ended March 31, 2018 and 2017

Overview

For the three months ended March 31, 2018 and 2017, we reported condensed consolidated net loss of $10,184 and $3,991, respectively, an increase of $6,193 or 155%. The increase in the condensed consolidated net loss was attributable to several factors, an increase in operating expenses of $8,964, an increase in other expenses of $5,745 partially offset by increase in gross profit of $9,083.

The net income of the Predecessor for the three months ended March 31, 2018 and 2017 was $6,572 and $786, respectively, an increase of $5,786 or 736%. The increase in net income of the Predecessor was primarily due to an increase in gross profit of $4,910 and a decrease in operating expenses of $904 quarter-over-quarter.

Revenues and Gross Profit

Our consolidated revenues for the three months ended March 31, 2018 were $85,145 as compared to revenues of $5,086 for the three months ended March 31, 2017, resulting in an increase of $80,059. The increase in revenues were attributable to Benchmark’s contribution of $81,114 in revenue offset by a decrease in revenues of $1,055 by FTE quarter-over-quarter. The increase in the cost of revenues of $70,975 that were attributable to Benchmark totaled $68,593and an increase in costs of revenue of $2,382 by FTE for the three months ended March 31 ,2018 as compared to March 31, 2017. The gross profit margin decreased from 47% to 13% for the three months ended March 31, 2017 and 2018, respectively, due to Benchmark’s gross profit margins being lower than those of the FTE and amortization of certain intangible assets were included in the cost of goods sold for Benchmark. Predecessor revenue for the three months ended March 31, 2018 totaled $81,114 as compared to $39,919 for the three months ended March 31, 2017, an increase of $41,195or 103.2% which was primarily due to the completion of several large projects during the first quarter of 2018. During the first quarter of 2017, Predecessor revenue decreased as Benchmark was completing older projects while it began to build its backlog during 2017. Several of the newly awarded projects which began in the fourth quarter of 2017 have been completed during the three months ended March 31, 2018, resulting in the increase in revenue for the first quarter of 2018. Gross margin for the Predecessor is 15% exclusive of the impact of the $1,315 amortization expense which is charged to operations as a of result the acquired intangible assets from the acquisition.

Operating Expenses

Our operating expenses were $11,341 and $2,385 for the three months ended March 31, 2018 and 2017, respectively, representing an increase of $8,964 or 377%. The increase in operating expenses primarily relate to the following: i) an increase in compensation expense of $4,451 which includes the addition of $4,011 of normal operating expenses of Benchmark during the three months ended March 31, 2018, which were not represented in the corresponding period of 2017 and, to a lesser extent, increased headcount due to the acquisition; ii) selling, general and administrative expenses increased by $3,225, which includes the addition of $1,923 of normal operating expenses incurred by Benchmark during the three months ended March 31, 2018 which were not represented in the corresponding period of 2017, in addition to share-based compensation and consulting fees; and iii) an increase in amortization expense of intangible assets of $938, related to intangible assets acquired in the acquisition. Operating expenses for the Predecessor totaled $5,941 for the three months ended March 31, 2018 as compared to $6,844 for the three months ended March 31, 2017. The decrease in operating expenses of $904 of the Predecessor was primarily due to a reduction in compensation expenses of $845 and, to a lesser extent, travel and occupancy cost.

Other Income and Expense

Our other expenses were $9,746 and $3,994 for the three months ended March 30, 2018 and 2017, respectively, representing an increase of $5,745 or 144%, the increase was primarily due to the following; i) an increase in amortization expense of deferred financing cost and debt discounts of $5,515; ii) increase in financing cost of $1,439, and iii) an increase in interest expense of $183 partially offset by the decrease of $2,200 in warrant fair market valuation due to the adoption during 2017 of ASU 2017-11.

Liquidity and Capital Resources

Overview

As of March 31,2018, we had cash and cash equivalents of $9,638 and working capital of $12,540. Working capital was favorably impacted by the following: i) increases in accounts receivable of $16,052; ii) net decrease in billings in excess of costs and estimated earnings on uncompleted contracts of $5,115, iii) decrease in notes payables of $3,482; and iv) increase in other current assets of $2,526 partially, offset by the increase in notes payable of $11,811. Cash flows used in operating activities for the three months ended March 31, 2018 was $5,293.

Backlog

As of March 31,2018, we had a backlog of unfilled contracts and master service agreements of approximately $396,000, which includes $206,000, of Benchmark’s backlog and FTE Networks master service agreements of $190,000. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We may experience variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments that may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

The following table summarizes our cash flow:

	For Three Months Ended March 31
	2018	2017	Increase (Decrease)
Net cash provided by (used in):
Operating activities	$(5,293)	$(3,414)	$1,879	55%
Investing activities	(541)	(972)	$(431)	(44.3)%
Financing activities	(170)	2,976	$3,146	N/M
(Decrease)/increase in cash	$(6,004)	$(1,410)	$4,594	N/M

N/M – not meaningful

Cash Flows for the Three months ended March 31, 2018 and 2017

Cash Flows from Operating Activities

During the three months ended March 31, 2018 net cash used in operating activities was $5,293 as compared to $3,414 during the three months ended March 31, 2017. For the three months ended March 31, 2018, cash used in operating activities was primarily attributable to the net loss, the increase in accounts receivable and accounts payable and other noncash charges such as amortization of original issue discount and deferred financing costs and amortization of intangible assets due to the acquisition partially offset by the net decrease in excess of costs and estimated earnings on uncompleted contracts.

Cash Flows from Investing Activities

During the three months ended March 31, 2018, net cash used in investing activities was $541 as compared to $972 during the three months ended March 31, 2017. During the three months ended March 31, 2018 and 2017, cash used by investing activities consisted of the purchase of property and equipment of $541 and 972, respectively.

Cash Flows from Financing Activities

During the three months ended March 31, 2018, net cash used in financing activities was $170, as compared to net cash provided by financing activities of $2,976 during the three months ended March 31, 2017. During the three months ended March 31, 2018, cash used in financing activities was primarily a result of, payments made on notes payable was $11,431; partially offset by proceeds from note payable totaling $6,406 and $5,437 from the proceeds of the sale of common stock. During the three months ended March 31, 2017, cash provided by financing activities was primarily from the proceeds of notes payable of $2,946.

Management’s Liquidity Plans

During the three months ended March 31, 2018, we reported operating income of $150 and net cash used in operating activities of $5,293. As of March 31, 2018, we had $12,540 in working capital. We believe with its current revenues of $85,145 and backlog and orders under master service agreements of approximately $396,000 as of March 31, 2018, its sources of cash will be sufficient to maintain operations and working capital requirements for at least the next 12 months from the date of this filing. Other sources of liquidity could include additional potential issuances of debt or equity securities in public or private financings.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

As a smaller reporting company, we are not required to provide the information requested by paragraph (a)(5) of this Item.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2018, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2018, Management took additional steps to improve its internal controls over financial reporting. Specifically, a Director of SEC Reporting and a Controller were hired to assist the Company in the timely filing of its regulatory reports and strengthen segregation of duties over cash and the processing of transactions in its accounting systems. Management also implemented the consolidation of its payroll processing systems which will take effect during the second quarter of 2018. A secondary review process was also instituted over travel and expense report processing and reimbursement. A delegation of authority matrix which outlines levels of authority and secondary approvals was created and will be adopted in the second quarter of 2018. Management believes these changes will improve our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in litigation claims arising in the ordinary course of business. Legal fees and other costs associated with such actions are expensed as incurred. In addition, the Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. There have been no material developments in any legal proceedings since the disclosures contained in the Company’s Form 10-K for the year ended December 31, 2017.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 11, 2018, the Company issued 5,000 shares of its common stock with a fair value of $79,050 for pursuant to a consulting agreement.

On January 11, 2018, the Company issued 3,903 shares of its common stock with a fair value of 61,706 to settle debt.

On January 17, 2018, the Company issued 7,875 shares of its common stock with a fair value of $153,563 to settle debt.

On January 24, 2018, the Company issued 15,801 shares of its common stock with a fair value of $277,782 to settle debt.

On January 23, 2018, the Company issued 20,000 shares of its common stock with a fair value of $365,600 pursuant to a consulting agreement.

On February 1, 2018, the Company issued 10,000 shares of its common stock with a fair value of $165,000 to settle debt.

On February 8, 2018, the Company issued 41,375 shares of its common stock with a fair value of $744,750 to settle debt.

On February 9, 2018, the Company issued 19,911 shares of its common stock with a fair value of $358,398 to settle debt.

On February 12, 2018, the Company issued 53,943 shares of its common stock with a fair value of $944,003 to settle debt.

On February 14, 2018, the Company issued 25,000shares of its common stock with a fair value of $429,000 to a Director of the Board.

On February 15, 2018, the Company issued 5,000 shares of its common stock with a fair value of $90,250 pursuant to a consulting agreement.

On February 20, 2018, the Company issued 12,500 shares of its common stock with a fair value of $256,250 to settle a legal matter.

On February 21, 2018, the Company issued 22,043 shares of its common stock with a fair value of $479,435 to settle debt.

On February 28, 2018, the Company issued 9,857 shares of its common stock with a fair value of $236,075 to settle debt.

On February 28, 2018, the Company issued 5,000 shares of its common stock with a fair value of $119,750 pursuant to a consulting agreement.

On March 5, 2018, the Company issued 1,100 shares of its common stock with a fair value of $27,973 to settle a legal matter.

On March 6, 2018, the Company issued 30,220 shares of its common stock with a fair value of $763,055 to settle debt.

On March 7, 2018, the Company issued 1,500 shares of its common stock with a fair value of $37,650 to settle debt.

On March 9, 2018, the Company issued 12,195 shares of its common stock with a fair value of $295,119 to settle debt.

On March 16, 2018, the Company issued 677 shares of its common stock with a fair value of $16,214 to settle a legal matter

On March 16, 2018, the Company issued 750 shares of its common stock with a fair value of $17,963 to member of the Board of Directors.

On March 20, 2018 the Company issued 26,667 shares of its common stock to an individual investor, resulting in net proceeds to the Company of $200,000.

On March 21, 2017, the Company issued 53,032 shares of its common stock with a fair value of $1,116,324 to settle debt.

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

Exhibit		Description

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. *

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act. *

32.1		Certification of Chief Executive Officer pursuant to 18 U.S. C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act. *

32.2		Certification of Chief Financial Officer pursuant to 18 U.S. C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act. *

101.INS		XBRL Instance Document*

101.SCH		XBRL Taxonomy Extension Schema Document*

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB		XBRL Taxonomy Extension Label Linkbase Document*

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document*

	*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FTE Networks, Inc.

Date: May 18, 2018	By:	/s/ Michael Palleschi
Michael Palleschi
Chief Executive Officer

Date: May 18, 2018	By:	/s/ David Lethem
David Lethem
Chief Financial Officer

