Form 10-Q
period 2018-06-30
FTE Networks, Inc.
filed 2018-08-14
CIK 1122063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 9, 2018, there were 7,500,819 shares of FTE Networks, Inc. common stock, $0.001 par value issued outstanding.

FTE NETWORKS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

FTE NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share information)

	June 30, 2018	December 31, 2017

ASSETS
Current Assets:
Cash and cash equivalents	$12,884	$15,642
Accounts receivable, net	72,693	62,199
Costs and estimated earnings in excess of billings on uncompleted contracts	2,206	11,226
Other current assets	8,814	7,256
Total Current Assets	96,597	96,323

Property and equipment, net	9,165	7,955
Intangible assets, net	23,190	27,696
Goodwill	35,672	35,672
Total Assets	$164,624	$167,647

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$40,175	$35,135
Contract liabilities	21,754	30,304
Due to related parties	89	—
Accrued expenses and other current liabilities	7,141	9,973
Senior note payable, current portion net of original issue discount and deferred financing costs	28,661	—
Notes payable, current portion, net of original issue discount and deferred costs	14,343	10,488
Notes payable, related party, current	19,173	8,526
Total Current Liabilities	131,336	94,426

Senior note payable, non-current portion, net of original issue discount and deferred financing costs	—	24,143
Notes payable, non-current portion	1,617	1,955
Notes payable, related parties, non-current, net of debt discount	27,775	38,530
Deferred tax liability	1,007	560
Total Liabilities	161,735	159,614

Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred stock; $0.01 par value, 5,000,000 shares authorized:
Series A convertible preferred stock, $1,000 stated value, 4,500 shares designated and 500 shares issued and outstanding at June 30, 2018 and December 31, 2017 (liquidation preference $1,509,755)	—	—
Series A-1 convertible preferred stock, $1,000 stated value, 1,000 shares designated and 295 shares issued and outstanding at June 30, 2018 and December 31, 2017 (liquidation preference $929,033)	—	—
Common stock; $0.001 par value, 100,000,000 shares authorized, 7,401,658 and 5,789,281 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	7	6
Additional paid-in capital	67,677	49,381
Shares to be issued	—	625
Subscriptions receivable	(2,769)	(3,675)
Accumulated deficit	(62,026)	(38,304)
Total Stockholders’ Equity	2,889	8,033
Total Liabilities and Stockholders’ Equity	$164,624	$167,647

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTE NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except share and per share information)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended March 31, 2017 [*]
	2018	2017	2018	2017	(Predecessor)

Revenues, net of discounts	$86,367	$50,697	$171,511	$55,783	$42,089
Cost of revenues	72,415	42,377	146,069	45,055	33,789
Gross profit	13,952	8,320	25,442	10,728	8,300

Operating Expenses
Compensation expense	6,856	4,169	12,494	5,356	5,671
Selling, general and administrative expenses	5,122	3,529	9,321	4,503	2,009
Amortization of intangible assets	938	589	1,876	589	—
Travel expense	567	191	836	291	22
Occupancy costs	166	280	337	394	160
Transaction expenses	33	1,409	125	1,419	—
Loss on sale of asset	(47)	429	(13)	472	—
Total operating expenses	13,635	10,596	24,976	13,024	7,862
Operating income (loss)	317	(2,276)	466	(2,296)	438

Other (Expense) Income
Interest (expense) income	(2,889)	(1,793)	(3,802)	(2,527)	5
Amortization of deferred financing costs and debt discount	(3,458)	(1,934)	(9,370)	(2,331)	—
Change in warrant fair market valuation	—	1,021		(1,179)	—
Other (expense) income	(1,421)	10	(1,744)	(46)	51
Financing costs	(6,214)	—	(8,812)	(563)	—
Total other (expense) income	(13,982)	(2,696)	(23,728)	(6,646)	56
(Loss) income before (benefit)provision for income taxes	(13,665)	(4,972)	(23,262)	(8,942)	494
(Benefit) provision for income taxes	(107)	121	460	121	240

Net (loss) income	(13,558)	(5,093)	(23,722)	(9,063)	254
Preferred stock dividends	(20)	(20)	(40)	(40)	—
Net (loss) income attributable to common shareholders	$(13,578)	(5,113)	$(23,762)	(9,103)	254

Loss per share:
Basic and Diluted	(2.26)	(1.02)	$(4.53)	(2.11)

Weighted average number of common shares outstanding
Basic and Diluted	5,997,856	4,989,451	5,249,808	4,305,814

[*] Activity for the period April 1, 2017 through April 20, 2017 was not material.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTE NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(UNAUDITED)

(in thousands, except share information)

	Series A		Series A-1		Common		Paid in	Subscription	Shares to be	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Issued	Deficit	Equity
Balance as of December 31, 2017	500	$-	295	$-	5,798,281	$6	$49,381	$(3,675)	$625	$(38,304)	$8,033
Common Shares retired	-	-	-	-	(69,484)	(1)	1	-	-	-	-
Common Shares issued to settle legal matter	-	-	-	-	14,277	-	300	-	-	-	300
Common Shares sold to investors	-	-	-	-	873,198	1	6,356	-	(625)	-	5,732
Common Shares issued to consultants	-	-	-	-	40,336	-	734	-	-	-	734
Common Shares issued to board members					25,750	-	447	-	-	-	447
Common Shares issued to settle debt and related costs	-	-	-	-	515,530	1	10,188	-	-	-	10,189
Common shares issued to warrant holders upon exercise					185,767	-	-				-
Share-based compensation	-	-	-	-	18,003	-	310	906	-	-	1,216
Accrued dividends -preferred stock	-	-	-	-	-	-	(40)		-	-	(40)
Net loss	-	-	-	-	-	-	-	-	-	(23,722)	(23,722)
Balance as of June 30, 2018	500	$-	295	$-	7,401,658	$7	$67,677	$(2,769)	$—	$(62,026)	$2,889

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTE NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	For the Six Months Ended June 30,		For the Three Months Ended March 31, 2017 [*]
	2018	2017	(Predecessor)
Cash flows from operating activities:
Net (loss) income	$(23,722)	$(9,063)	$254
Adjustments to reconcile net (loss) income to net cash used in operating activities:			—
Depreciation	863	289	5
Amortization of debt discount	18,371	3,166	—
Amortization of intangible assets	4,506	2,310
Payment in kind interest - senior debt	1,491	446	—
Payment in kind interest - note payable	111	—	—
Payment in kind interest - related party	874	—	—
Share-based compensation	1,216	1,970	—
Change in fair value of warrant derivative liability	—	1,179	—
(Gain) loss on sale of asset	(13)	472	—
Deferred tax income taxes	486	—	—
Provision for bad debts	—	300
Changes in operating assets and liabilities:
Accounts receivable	(10,493)	(13,961)	37,076
Cost and estimated earnings in excess of billings on uncompleted contracts	9,019	—	—
Other current assets	(369)	(423)
Due to related party	552	54	(1,061)
Accounts payable and accrued liabilities	2,481	5,818	(37,498)
Contract liabilities	(8,550)	8,617	5,514
Net cash (used in) provided by operating activities	(3,177)	1,084	4,290

Cash flows from investing activities:
Net cash paid for Benchmark Builders, Inc. acquisition	—	(14,834)
Purchase of property and equipment	(2,059)	(2,391)	(28)
Net cash used in investing activities	(2,059)	(17,225)	(28)

Cash flows from financing activities:
Proceeds from issuance of notes payable, net	13,698	4,728	—
Payments on notes payable	(14,981)	(1,305)	—
Proceeds from issuance of notes payable – senior notes	935	11,000	—
Payments on notes payable - related parties	(2,650)	7,500	—
Payment of deferred financing costs	(257)	—	—
Distributions to stockholders	—	—	(6,599)
Net proceeds for shares to be issued	—	615	—
Net proceeds from sale of common stock	5,733	26	—
Net cash provided by financing activities	2,478	22,564	(6,599)

Net change in cash	(2,758)	6,423	(2,337)
Cash and cash equivalents, beginning of period	15,642	1,412	4,753
Cash and cash equivalents, end of period	$12,884	$7,835	2,416

FTE NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

(in thousands)

	For the Six Months Ended June 31,		For the Three Months Ended March 31, 2017 [*]
	2018	2017	(Predecessor)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,039	$2,528	$—
Cash paid for income taxes	$10	$173	$68

Non-cash investing and financing activities:
Common stock shares issued to settle legal matter	$300	$14	$—
Common stock shares issued for notes payable and other debt	$7,600	$264	$—
Common stock shares issued to senior lender	$—	$5,651	$—
Common stock shares issued to board members	$447	$—	$—
Accrued dividends, preferred stock	$40	$40	$—
Common stock shares issued to employees under employment agreement for future services	$—	$3,795	$—
Common stock shares issued to consultants for services to be rendered	$734	$1,219	$—
Common stock shares issued to investor relation firm for services to be rendered	$—	$125	$—
Series A, B notes considerations for Benchmark acquisition	$—	$42,500	$—
Common stock issued as consideration for Benchmark acquisition	$—	$21,658	—
Common stock shares reclassified from Temporary Equity	$—	$437	$—

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

On April 20, 2017, FTE acquired Benchmark Builders, Inc. (“Benchmark” or “Predecessor”). Benchmark is a full-service general contracting management and general contracting firm in the New York metropolitan area. See Note 4. The Company and Benchmark operate in similar segments. Unaudited predecessor financial statements have been provided in these condensed consolidated financial statements since the operations of the Company before the acquisition of Benchmark were insignificant relative to the operations acquired.

Basis of Presentation

The accompanying condensed unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in the annual audited consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying condensed consolidated balance sheet as of December 31, 2017 is derived from the Company’s audited financial statements as of that date. Because certain information and footnote disclosures have been condensed or omitted, these condensed unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2017 contained in the Company’s 2017 Annual Report on Form 10-K (the “2017 Form 10-K”). The condensed consolidated financial statements include the Predecessor financial statements for the period of January 1, 2017 through March 31, 2017, the activity for the period from April 1, 2017 through April 20, 2017 was not material. In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. Certain prior year amounts have been reclassified to conform to the current period presentation. Interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. The Company believes that the disclosures made in these condensed unaudited consolidated financial statements are adequate to make the information not misleading.

Segments

The Company operates in two segments in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280 “Segments”, (“ASC No. 280”). Operating segments as defined in ASC No. 280, are components of public entities that engage in business activities from which they may earn revenues and incur expenses for which separate financial information is available and which is evaluated regularly by the Company’s chief operating decision maker in deciding how to assess performance and allocate resources. The two primary segments are the infrastructure segment and technology segment. The Company is reporting as one segment per ASC No. 280 as the revenue, profit and loss, and assets of the technology segment are immaterial.

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

Recently Adopted Accounting Standards

The Company adopted ASC No. 606, “Revenue from Contracts with Customers” (“ASC No. 606”) with a date of initial application of January 1, 2018. As a result, the Company has updated its accounting policy for revenue recognition to reflect the new standard, see Note 3. The adoption of ASC No. 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company’s services and will provide financial statement readers with enhanced disclosures. The Company applied ASC No. 606 using the modified retrospective method. The Company has elected to apply this initial application of the standard only to contracts that are not completed at the date of initial application. For contracts which were modified before the adoption date, the Company has not restated the contract for those modifications. Instead, the Company reflected the aggregate effect of all modifications when identifying the satisfied and unsatisfied performance obligations, determining the transaction price and allocating the transaction price, if necessary. The cumulative effect of initially applying the new revenue standard would be applied as an adjustment to the opening balance of retained earnings. The Company has analyzed this effect and found the adoption of the new guidance did not have a material impact on its consolidated financial statements and its recognition is consistent with the historical accounting policies. As such, comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

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

Recently Issued Accounting Standards

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

The Company will adopt ASU 2016-02 as of January 1, 2019 and expects to utilize the expedients permitted under ASU 2016-02, which allow entities to retain the classification of lease contracts existing as of the date of adoption and ASU 2018-11 which relieves the entities from having to present prior comparative years’ results when adopting the standard and allows an entity to recognize the cumulative effect of applying the new standard to leased assets and liabilities as an adjustment to the opening balance of retained earnings.

The Company is continuing to assess the potential effects of this ASU, which have not yet been quantified, on its consolidated financial statements. The Company’s assessment, which it expects to substantially complete in the fourth quarter of 2018, includes a detailed review of the lease contracts and a comparison of its historical accounting policies and practices to the new standard. Based on the Company’s progress in reviewing its leasing arrangements across all of its business units, the Company expects to recognize incremental lease assets and liabilities on its consolidated balance sheets upon adoption of the standard.

This ASU is not expected to have a material effect on the amount of expense recognized in connection with the Company’s current leasing arrangements as compared to current practice; however, based on the Company’s preliminary review of its lease contracts to date, it anticipates that the amount of incremental lease assets and lease liabilities to be recognized upon adoption of this ASU will not be material. The Company’s expectations may change as its assessment progresses. For information about the Company’s future lease commitments as of December 31, 2017, see Note 12 – Commitments and Contingencies in the Company’s 2017 Form 10-K.

Net Loss Per Common Share

Basic loss per share is computed by dividing net loss attributable to common stockholders (the numerator) by the weighted average number of common shares outstanding for the period (the denominator). Diluted net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period adjusted for the dilutive effects of common stock equivalents (the denominator), as calculated under the treasury stock method, which includes the potential effect of dilutive common stock equivalents, such as issued but unvested restricted shares. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. The Company incurred losses for the three and six months ended June 30, 2018 and 2017.

The Company had the following anti-dilutive common stock equivalents as calculated under the treasury stock method:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Convertible preferred stock, Series A(a)	28,324	26,687	28,324	26,687
Convertible preferred stock, Series A-1(a)	17,937	15,746	17,937	15,746
Common stock warrants	1,122,520	819,925	1,122,520	819,925
Restricted stock units	322,921	322,921	322,921	322,921
Options	46,634	—	46,634	—
Total potentially dilutive shares	1,538,336	1,185,279	1,538,336	1,185,279

(a)	Dilutive effect of convertible securities are included in diluted EPS by application of the if-converted method.

The above table excludes any common shares related to the convertible debt since such debt is only convertible at the then prevailing market price upon default.

Income Taxes

The Company’s effective tax rate for the three months ended June 30, 2018 and 2017 was 1.1% and (2.4)%, respectively. The Company’s effective tax rate for the six months ended June 30, 2018 and 2017 was (1.9)% and (1.4)%, respectively. For the three and six months ended June 30, 2018 and 2017, the Company calculated income tax expense based upon an annual effective tax rate forecast adjusted for discrete items that specifically relate to the interim period. Changes in tax laws or rates on deferred tax assets and liabilities are recognized as discrete items in the interim period that includes the enactment date.

The Company’s effective tax rate for the three and six months ended June 30, 2018 was primarily based on the Company’s recognition of a deferred tax liability as of March 31 and June 30, 2018. The deferred tax liability is related to goodwill, which was assigned an indefinite life for book purposes, also knows as a “naked credit” in the amount of $1,120 and $1,007 as of March 31 and June 30, 2018, respectively.

On December 22, 2017, new legislation was signed into law, informally titled the Tax Cuts and Jobs Act, which included, among other things, a provision to reduce the federal corporate income tax rate to 21%. Under ASC 740, Accounting for Income Taxes, the enactment of the Tax Act also requires companies, to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities and the retroactive effects of changes in tax laws in the period in which the new legislation is enacted. There is no further change to its assertion on maintaining a full valuation allowance against its U.S. deferred tax assets. The Company’s gross deferred tax assets have been revalued from 34% to 21% with a corresponding offset to the valuation allowance. Any potential other taxes arising due to the Tax Act will result in reductions to its net operating loss carryforward and valuation allowance. The reduction of the corporate tax rate resulted in a write-down of the gross deferred tax asset of approximately $4,700, and a corresponding write-down of the valuation allowance. Upon completion of the 2017 and 2018 U.S. income tax returns the Company may identify additional remeasurement adjustments to the deferred tax liability. The Company will continue to assess its provision for income taxes as future guidance is issued, but do not currently anticipate significant revisions will be necessary. Any such revisions will be treated in accordance with the measurement period guidance outlined in Staff Accounting Bulletin No. 118.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share information)

Note 2. Liquidity and Managements’ Plans

The Company reported operating income of $466 during the six months ended June 30, 2018 and had a cash and cash equivalent balance of $12,884 at June 30, 2018. The Company also used cash in its operating activities of $3,177 and had a working capital deficit of $34,739 due to its senior notes payables becoming current within the year. The Company believes with its cash and cash equivalent balance at June 30, 2018 of $12,884, current revenues of $171,511 and backlog and orders under master service agreements of approximately $322,000 as of June 30, 2018, will be sufficient to maintain operations and working capital requirements for at least the next 12 months from the date of this filing. Other sources of liquidity could include additional potential issuances of debt or equity securities in public or private financings.

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

Disaggregation of Revenue

The following table details the revenue from customers disaggregated by source of revenue.

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Major Sources of Revenue
Infrastructure	$86,028	$170,953
Technology	339	558
Total	$86,367	$171,511

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

Certain construction contracts include retention provisions to provide assurance to the customers that the Company will perform in accordance with the contract terms and, therefore, not considered a financing benefit. The balances billed but not paid by customers pursuant to these provisions generally become due upon completion and acceptance of the project work or products by the customer. The Company has determined that there are no significant financing components in its contracts during the three and six months ended June 30, 2018.

Costs to mobilize equipment and labor to a job site prior to substantive work beginning are capitalized as incurred and amortized over the expected duration of the contract. As of June 30, 2018, and January 1, 2018, the Company had no material capitalized mobilization costs.

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

Technology revenue

The Company also derives service revenues by managing wireless networks for customers to offer to their tenants and bills monthly in advance for the month’s services. The Company determined the wireless service contracts cover a single performance obligation and transfer control of access to the wireless service continuously, as the customer simultaneously receives and consumes the benefits. Therefore, the revenue for the monthly wireless service, is considered to be recognized over time.

Contract Assets and Liabilities

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, retainage receivable and costs and estimated earning in excess of billings on uncompleted contracts (contract assets) on the consolidated balance sheet. In the infrastructure segment, amounts are billed as work in progress in accordance with agreed-upon contractual terms at periodic intervals. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, the Company sometimes receives advances or deposits from its customers, before revenue is recognized, resulting in billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities). These assets and liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of the reporting period. Changes in the contract asset and liability balances for the three and six months ended June 30, 2018 were not materially impacted by any other factors.

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

	January 1, 2018	June 30, 2018
Trade receivables	$62,199	$72,693
Contract assets	$11,226	$2,206
Contract liabilities	$30,304	$21,754

As of January 1, 2018, and June 30, 2018 contract liabilities consisted of accrued subcontract costs, therefore, no amounts were recognized in revenue during the three and six months ended June 30, 2018 related to its contract liabilities.

Contract Acquisition Costs

The Company does not have commission programs or incur other contract fulfilment costs in obtaining new contracts. All personnel costs were expensed as current period costs.

Contract Estimates

Accounting for long-term contracts and programs involves the use of techniques to estimate total contract revenue and costs. Transaction price for contracts may include variable consideration, which includes increases to transaction price for approved and change orders, claims and other contract provisions. The Company includes variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. The estimates of variable consideration and determination of whether to include estimated amounts in transaction price are based largely on an assessment of the anticipated performance and all information (historical, current and forecasted) that is reasonably available to the Company. The effect of variable consideration on the transaction price of a performance obligation is recognized as an adjustment to revenue on a cumulative catch-up basis. To the extent unapproved change orders and claims reflected in transaction price are not resolved in the Company’s favor, or to the extent other contract provisions reflected in the transaction price are not earned, there could be reductions in or reversals of, previously recognized revenue. No adjustment on any one contract was material to the consolidated financial statements for the three and six months ended June 30, 2018 and 2017.

Transaction Price Allocated to the Remaining Performance Obligations

On June 30, 2018, the Company had approximately $132,000 of estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied).

NOTE 4. ACQUISITION

2017 Acquisition

During April 2017, the Company acquired all the issued and outstanding shares of common stock of Benchmark Builders, Inc. (“Benchmark”). The acquisition was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations. Benchmark is a full-service general contracting management and general contracting firm, significantly expanding the Company’s presence in the New York area.

Unaudited Supplemental Pro Forma Information

The pro forma results presented below include the effects of the Company’s 2017 acquisition of Benchmark as if the acquisition occurred on January 1, 2017. The pro forma net loss for the period ended June 30, 2017 includes the additional depreciation and amortization resulting from the adjustments to the value of property and equipment and intangible assets resulting from purchase accounting and elimination of transaction costs. The pro forma results also include interest expense associated with debt used to fund the acquisitions. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisitions. The unaudited pro forma financial information is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of January 1, 2017.

The unaudited pro forma combined results, which assumes the transaction was completed on January 1 are as follows for the period ended June 30, 2017.

	Revenue [*]	Net Loss[*]	Loss per Share	Weighted Average Shares
2017 supplemental pro forma from January 1, 2017 through June 30, 2017	$97,872	$(13,448)	$(2.93)	4,585,951

[*] The unaudited supplemental pro forma activity from April 1, 2017 through June 30, 2017 has been excluded as the activity for the period April 1, 2017 through April 20, 2017 was not material.

NOTE 5. Accounts Receivable

Accounts receivable, net for the following:

	June 30, 2018	December 31, 2017
Uncompleted contracts	$39,848	$39,612
Completed contracts	6,992	8,555
Accounts receivable	5,899	4,510
Unbilled receivable	20,624	10,077
Allowance for doubtful accounts	(670)	(555)
Accounts receivable, net	$72,693	$62,199

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

NOTE 6. INTANGIBLE ASSETS AND GOODWILL

The fair value of identifiable intangible assets consisted of the following at June 30, 2018:

	Weighted average remaining useful life (months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite- Lived Intangible
Goodwill	—	$35,672	$—	$35,672

Definite- Lived Intangibles
Trademarks and tradenames	69.7	2,749	468	2,281
Customer relationships	69.7	22,743	3,872	18,871
Contracts in progress	3.7	10,632	9,010	1,622
Non-compete	45.7	548	132	416
Total Definite Intangible Assets		36,672	13,482	23,190
Total Intangible Assets		$72,344	$13,482	$58,862

The Company performs its annual goodwill impairment assessment at the end of the first quarter each year. As a result of the Company’s annual assessment, the Company determined that the fair value of the indefinite-lived intangible asset was substantially in excess of its carrying values and no impairment had occurred. The Company continues to believe that goodwill and the indefinite-lived intangible asset are recoverable; however, significant adverse changes in the projected revenues and cash flows of the Company could result in an impairment of goodwill or the indefinite-lived intangible asset. There can be no assurances that goodwill or the indefinite-lived intangible asset may not be impaired in future periods.

Amortization expense for the three months ended June 30, 2018 and 2017, totaled $2,253 and $2,310, respectively, and for the six months ended June 30, 2018 and 2017, totaled $4,506 and $2,310, respectively. For the three and six months ended June 30, 2018, amortization expense of $938 and $1,876, respectively, was charged to operating expenses and $1,315 and $2,630, respectively, was charged to cost of revenues. For the three months ended June 30, 2017, amortization expense of $590, was charged to operating expenses and $1,720, was charged to cost of revenues. No amortization expense was recorded prior to April 20, 2017, the acquisition date of Benchmark.

NOTE 7. NOTES PAYABLE

Outstanding promissory notes and other notes payable consisted of the following:

	June 30, 2018	December 31, 2017

Vendor notes issued to settle litigation, bearing interest rates between 0% and 6% per annum, terms range from 1 to 48 months.	$629	$890

Short-term agreements, due between one and six months	4,120	7,315

Short-term notes payable bearing interest at stated rates between 4% and 12% per annum. Terms range from 3 to 36 months	12,725	5,214

Obligations under capital leases, bearing interest rates between 4.1% and 8.2% per annum, secured by equipment having a value that approximates the debt value. Terms range from 48 to 60 months.	465	695

Various Equipment notes, bearing interest rates between 2% and 41% per annum, secured by equipment having a value that approximates the debt value. Terms range from 30 to 72 months	1,350	1,507

Total Notes Payables	19,289	15,621
Less: Original issue discount and deferred financing costs	(3,329)	(3,138)
Notes payable, net of original issue discount and deferred financing costs	15,960	12,483
Less: Current portion	(14,343)	(10,488)
Total Notes non-current portion	$1,617	$1,995

During the six months ended June 30, 2018, the Company issued short-term agreement and notes payable in an aggregate of $13,698 net of original issue discounts of $4,843 and deferred financing costs of $1,000. The short-term agreements and promissory notes payable are unsecured, bear interest between 4% and 12% per annum and mature between three months and three years. During the six months ended June 30, 2018, the Company repaid a total of $14,336 in cash and issued an aggregate of 277,536 shares of common shares for the payment of $1,928 in promissory note principal and accrued interest.

NOTE 8. SENIOR DEBT

The Company’s senior credit facility, the (“Facility”) as amended provides financing at the discretion of the lender with an interest rate of 12% paid quarterly in arrears and includes a “payment in kind” (PIK) provision providing a 4% per annum increase in the principal balance monthly. The Facility is due on March 31, 2019 and is secured by all assets of the Company.

During January 2018, the Company received cash of $23 for a note under the terms of the facility and converted $867 in PIK interest and $110 in debt discount into principal, all due March 31, 2019.

During April 2018, the Company borrowed a total of $1,025 under the terms of the Facility, due March 31, 2019. The Company recognized an original issuance discount of $103 and deferred finance costs of $10 on the note.

The Company recognized $483 and $990 in interest expense from the amortization of original issuance discounts and deferred financing costs for the three months ended June 30, 2018 and 2017, respectively, and $1,579 and $1,239 for six months ended June 30, 2018 and 2017, respectively.

	June 30, 2018	December 31, 2017
Senior note payable	$32,124	$29,475
Less: Original issue discount	(3,117)	(4,901)
Less: Deferred financing cost	(346)	(431)
Total Senior note payable, current portion	$28,661	$—
Total Senior note payable, non-current portion	$—	$24,143

The Company is in compliance with its debt covenants as of June 30, 2018 and December 31, 2017.

NOTE 9. RELATED PARTY TRANSACTIONS

Guarantees Related Party Advances

The Chief Executive Officer (“CEO”) provided cash advances witnessed by interest-bearing notes totaling $1,198 and $536, as of June 30, 2018 and December 31, 2017, respectively, and provided cash advances totaling $0 and $80, as of June 30, 2018 and December 31, 2017, respectively. Additionally, the CEO provided a personal credit card account for the purchase of goods and services by FTE. While the credit card balances are reflected in the Company’s books and records, the CEO is personally liable for the payment of the entire amount of the open credit obligation, which was $4 and $12 as of June 30, 2018 and December 31, 2017, respectively.

Additionally, the Company entered into several secured equipment financing arrangements with total obligations of approximately $105 and $345 as of June 30, 2018 and December 31, 2017, respectively, that required the guaranty of a Company officer, which was provided by him.

The Chief Financial Officer (“CFO”) provided an unsecured, interest-bearing note totaling $150 during the year ended December 31, 2017. The balance on the note was $0 and $80 as of June 30, 2018 and December 31, 2017, respectively. Additionally, the CFO personally guaranteed several secured equipment financing arrangements with total obligations of approximately $262 and $562 as of June 30, 2018 and December 31, 2017, respectively.

The CFO also provides a personal credit card account for the purchase of goods and services by FTE. While the credit card balances are reflected in the Company’s books and records, the CFO is personally liable for the payment of the entire amount of the open credit obligation, which was $0 and $14 at June 30, 2018 and December 31, 2017, respectively.

Mr. Chris Ferguson, a member of the Board of Directors, has provided cash advances totaling $147 as of June 30, 2018 and December 31, 2017.

Benchmark Acquisition

On April 20, 2017, the Company issued Series A convertible promissory notes, in the aggregate principal amount of $12,500 to the former owners of Benchmark and significant shareholders of the Company, maturing on April 20, 2019. Interest is computed at the rate of 5% percent per annum on the outstanding principal, is payable in arrears quarterly, commencing June 30, 2017 by capitalizing it to the outstanding principal amount. Interest expense was $164 and $324 for the three and six months ended June 30, 2018, and $122 for both the three and six months ended June 30, 2017.

On April 20, 2017, the Company issued Series B Notes in the aggregate principal amount of $30,000 to the former owners of Benchmark and significant shareholders of the Company, which mature on April 20, 2020. Interest is computed at the rate of 3% per annum on the outstanding principal is payable in arrears quarterly, commencing June 30, 2017 by capitalizing it to the outstanding principal amount. Interest expense was $263 and $485 for the three and six months ended June 30, 2018, respectively, and $175 for both the three and six months ended of June 30, 2017.

On April 20, 2017, the Company issued Series C Notes in the aggregate principal amount of $7,500 to the former owners of Benchmark and significant shareholders of the Company, which mature on October 20, 2018. Interest computes at the rate of 3% per annum on the outstanding principal, is payable in arrears quarterly, commencing June 30, 2017 by capitalizing it to the outstanding principal amount. Interest expense was $41 and $92 for the three and six months ended June 30, 2018, respectively, and $42 for both the three and six months ended of June 30, 2017.

Total related party notes consisted of the following:

	June 30, 2018	December 31, 2017
CEO and Board Member Cash Advance	$1,578	$1,043
CFO	—	80
Series A Notes	13,265	12,942
Series B Notes	31,091	30,633
Series C Notes	4,845	7,403
	50,779	52,101
Less: current portion	(19,173)	(8,526)
Less: discount on related party notes	(3,831)	(5,045)
Total related party notes	$27,775	$38,530

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

NOTE 11. STOCKHOLDERS’ EQUITY

Dividends

Dividend charges recorded during the three and six months ended June 30, 2018 and 2017 are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Series
A	$13	$13	$26	$25
A-1	7	7	14	15
Total	$20	$20	$40	$40

Accrued dividends payable included in accrued expenses are as follows:

	June 30, 2018	December 31,2017
Series
A	$385	$354
A-1	265	257
Total	$650	$611

Subscription Receivable

As of June 30, 2018, 167,139 shares of common stock issued to employees were vested at a fair value of $5,522. As of June 30, 2018, 155,782 shares that were previously issued to employees with a fair value of $3,134 remained unvested. Because these common shares are subject to forfeiture if the employees are no longer employed with the company at the end of their employment agreements, their unvested value is carried in subscriptions receivable in stockholders’ equity.

Shares to be Issued to Investors

During the six months ended June 30, 2018, the Company sold shares of its common stock to individual investors. Net cash proceeds received by the Company was $5,437 and 807,531 shares of its common stock were sold. Stock issuances costs totaled $619. All of the shares were issued to the investors during May 2018.

Equity Transactions (in whole dollars)

Settlement of debt and related costs

During the six months ended June 30, 2018, the Company issued 441,362 shares of its common stock with a fair value of $8,847,000 to settle debt.

During the six months ended June 30, 2018, the Company issued 74,168 shares of its common stock with a fair value of $1,341,000 for related costs.

Consultants

During the six months ended March 31, 2018, the Company issued 40,336 shares of its common stock with a fair value of $734,000 pursuant to consulting agreements.

Sale of Common Stock

During the six months ended June 30, 2018, the Company issued 873,198 shares of its common stock to individual investors, which resulted in net proceeds to the Company of $6,357,000.

Board of Directors

During the six months ended June 30, 2018, the Company issued 25,750 shares of its common stock with a fair value of $447,000 to members of the Board of Directors.

Settle Legal Matters

During the six months ended June 30, 2018, the Company issued 14,277 shares of its common stock with a fair value of $300,000 to settle certain legal matters.

Share- Based Compensation

During the six months ended June 30, 2018, the Company issued 18,003 shares of its common stock with a fair value of $309,000 to employees under employment agreements for services rendered.

Exercise of Warrant Shares

During the six months ended June 30, 2018, the Company issued 185,767 shares of its common stock for the exercise of warrant shares.

Shares Retired

During the six months ended June 30, 2018, the Company retired 69,484 shares of its common stock.

NOTE 12. STOCK BASED AWARDS

The Company’s 2017 Plan provides for awards of common stock in the form of incentive stock options, non-qualified stock options, SARs, restricted stock, performance shares or other stock-based awards. Awards are discretionary. The exercise price of stock options is equal to the fair market value of the underlying Common Stock on the date of grant. The options vest on the anniversary of the grant over a four-year term.

The following table summarizes stock option award activity during the six months ended June 30, 2018:

	Stock Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of December 31, 2017	47,870	$8.72	8.4	$65
Granted	—	$—	—	—
Options exercised	—	$—	—	—
Forfeited or expired	(1,236)	$—	—	—
Outstanding as of June 30, 2018	46,634	$8.72	7.8	$496

Fully vested and exercisable as of June 30, 2018	12,750	$8.0	4.4	$144

Stock compensation expense related to the options totaled approximately $14 and $28 for the three and six months ended June 30, 2018. No stock compensation expense related to options was incurred for the three or six months ended June 30, 2017.

As of June 30, 2018, the Company had unrecognized compensation expense related to stock options of $174. This expense will be recognized over a weighted-average number of years of 3.2, based on the average remaining service periods for the awards.

The aggregate intrinsic values presented above represent the total pre-tax intrinsic values (the difference between the Company’s closing stock price of $19.30 on the last trading day, June 29, 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of the second quarter of 2018. The amount of aggregate intrinsic value will change based on the price of the Company’s Common Stock.

There were no stock options granted and/or exercised for the six months ended June 30, 2018.

Warrants

A summary of the warrant activity for the six months ended June 30, 2018 is as follows:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Warrants	Price	Life in Years
Outstanding, December 31, 2017	980	$13.12	4.03
Issued	340	$10.39	3.53
Exercised	(198)	$5.27	—
Expired	—	$—	—
Outstanding, June 30, 2018	1,122	$13.68	3.53
Exercisable, June 30, 2018	1,122	$13.68	3.53

Note 13. Customer Concentration

Revenue from the Company’s major customers are as follows:

	For the Three Months June 30,		% of Total Revenue
	2018	2017	2018	2017
Customer A	$17,218	$—	20%	—%
Customer B	$15,974	$—	18%	—%
Customer C	$13,450	$—	15%	—%
Customer D	$—	$8,857	—%	17%
Customer E	$9,097	$—	10%	—%
Customer F	$—	$8,126	—%	16%
Customer G	$—	$7,527	—%	15%

	For the Six Months June 30,		% of Total Revenues
	2018	2017	2018
Customer A	$17,218	$—	10%	—%
Customer B	$34,632	$—	20%	—%
Customer D	$—	$8,857	—%	17%
Customer F	$—	$8,126	—%	16%
Customer G	$—	$7,527	—%	15%

Accounts Receivables for the Company’s major customers are as follows:

	Accounts Receivable		% of Total Accounts Receivable
	As of June 30, 2018	As of December 31, 2017	2018	2017
Customer A	$12,570	$—	16%	—%
Customer B	$12,428	$—	16%	—%
Customer C	$8,636	$—	11%	—%
Customer H	$—	$7,513	—%	12%
Customer I	$—	$18,477	—%	30%

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

NOTE 14. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts are summarized as follows:

	June 30, 2018	December 31, 2017
Costs incurred on uncompleted contracts	$204,513	$147,117
Estimated earnings	41,276	46,277
	245,789	193,394
Billings to date	(243,583)	(212,472)
	$2,206	$(19,078)

Included in the accompanying balance sheets:
Costs and estimated earnings in excess of billings	2,206	11,226
Billings in excess of costs and estimated earnings	—	(30,304)
Total	$2,206	$(19,078)

NOTE 15. BACKLOG

The following is a reconciliation of backlog representing signed contracts in progress at June 30, 2018:

Balance – March 31, 2018	$205,963
New contracts and adjustments	9,442
215,405
Less contract revenues earned for the three months ended June 30, 2018	(83,295)

Balance – June 30, 2018	$132,110

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

We operate primarily in two segments: the infrastructure segment and the technology segment. The infrastructure segment includes FTE Networks Services (network infrastructure solutions); and Benchmark (construction management), which provides end-to-end interior design, build and support solutions. The technology segment which includes CrossLayer, Inc. (managed network services with first-of-its-kind advanced network and cloud platform) became operational during October of 2017, with immaterial operations during the six months ended June 30, 2018.

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

Results of Operations

Comparison of Quarterly Results

The following table sets forth our condensed consolidated financial statements for the periods indicated and the amounts as a percentage of revenue (totals may not add due to rounding) (dollars in thousands):

	For the Three Months Ended June 30				For the Six Months Ended June 30
	2018		2017		2018		2017
Revenue, net of discounts	$86,367	100%	$50,697	100%	$171,511	100%	$55,783	100%
Costs of revenue	72,415	84%	42,377	83%	146,069	85%	45,055	81%
Gross profit	13,952	16%	8,320	16%	25,442	15%	10,728	19%
Operating expenses	13,635	16%	10,596	20%	24,976	15%	13,024	23%
Operating income (loss)	317	—%	(2,276)	(4)%	466	—%	(2,296)	(4)%
Other expense	(13,982)	(16)%	(2,696)	(4)%	(23,728)	(14)%	(6,646)	(12)%
Loss before income taxes	(13,665)	(16)%	(4,972)	(10)%	$(23,262)	(14)%	(8,942)	(16)%
(Benefit) provision for income taxes	(107)	—%	121	—%	460	—%	121	—%
Net loss	$(13,558)	(16)%	$(5,093)	(10)%	$(23,722)	(14)%	$(9,063)	(16)%

Overview

For the three months ended June 30, 2018 and 2017, we reported condensed consolidated net loss of $13,558 and $5,093, respectively, an increase of $8,465 or 166%. For the three months ended June 30, 2018 and 2017, we had operating income of $317 and an operating loss of $2,276, respectively, a decrease of $2,593 or 114%. The increase in the net loss for the three months ended June 30, 2018 was attributable primarily to the increase in other expenses of $11,286 and increase in total operating expenses of $3,039, partially offset by an increase in gross profit of $5,632.

For the six months ended June 30, 2018 and 2018, we reported condensed consolidated net loss of $23,722 and $9,063, respectively, an increase of $14,659 or 162%. For the six months ended June 30, 2018 and 2017, we had operating income of $466 and an operating loss $2,296, respectively, a decrease of $2,762 or 120% The increase in the net loss was attributable to several factors, including an increase in other expenses of $17,082 an increase in operating expenses of $11,952, partially offset by an increase in gross profit of $14,714.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Revenues and Gross Profit

Our revenues for the three months ended June 30, 2018 were $86,367 as compared to revenues of $50,697 for the three months ended June 30, 2017, an increase of $35,670 or 70%. The increase in revenues of $35,670 was primarily attributable to Benchmark and was due to the increase in the backlog of newly awarded projects in the last half of 2017, which were started and, in some instances, completed during first and second quarters of 2018. The increase in the cost of revenues of $30,038 quarter-over-quarter was attributable to Benchmark and were driven by the start of new projects in the first and second quarter of 2018, with the completion of some of the larger projects during the period. The gross profit margin increased by $5,632 or 68% quarter-over-quarter and our gross profit percentage was 16% for each of the three months ended June 30, 2018 and 2017.

Operating Expenses

Our operating expenses were $13,635 and $10,596 for the three months June 30, 2018 and 2017, respectively, representing an increase of $3,039 or 29%. The increase in operating expenses primarily relate to the following: i) an increase in compensation expense of $2,687 due to an increase in headcount resulting from the acquisition and the expansion of our technology segment; ii) an increase in selling, general and administrative expenses of $1,594 due to professional and consulting fees; iii) an increase in amortization expense of intangible assets of $348, due to the intangible assets acquired from the Benchmark acquisition and, iv) an increase in travel expense of $376 due to the costs associated with the integration of Benchmark, partially offset by the decrease in transaction expenses of $1,376 which were incurred as part of the Benchmark acquisition during 2017 and $475 decrease in the loss on sale of assets.

Other Income and Expense

Our other expenses were $13,982 and $2,696 for the three months ended June 30, 2018 and 2017, respectively, representing an increase of $11,286 or 419%, the increase was primarily due to the following; i) financing and settlement costs of $6,214; ii) amortization expense of deferred financing cost and debt discounts of $1,524; iii) an increase in interest expense of $1,096 due to our notes payable and senior credit facility; and iv) the decrease in change in warrant fair valuation of $1,021 due to the adoption of ASU 2017-11 during 2017.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Revenues and Gross Profit

Our revenues for the six months ended June 30, 2018 were $171,511 as compared to revenues of $55,783 for the six months ended June 30, 2017, an increase of $115,728 or 207%. The increase in revenues was primarily attributable to Benchmark which contributed $164,454 for the six months ended June 30, 2018, and was due to the increase in the backlog of newly awarded projects in the last half of 2017 which were started and, in some instances, completed during first and second quarters of 2018, additionally Benchmark contributed revenues for the entire six month period as compared to the prior year in which the Benchmark was included in our condensed consolidated financial statements beginning on April 20, 2017. The increase in the cost of revenues of $101,014 or 224% were attributable to Benchmark which were driven by with the increase in new projects awarded during 2017, which were started and, in some instances, completed during the six months ended June 30, 2018 and the inclusion of Benchmark for the six months ended June 30, 2018 as compared to the prior year, it was included subsequent to the acquisition date of April 20, 2017. The gross profit margin increased by $14,714 or 137%year-over-year but as percentage decreased from 19% to 15% for the six months ended June 30, 2017 and 2018, respectively, due to the change in the product mix as a result of the Benchmark acquisition.

Operating Expenses

Our operating expenses were $24,976 and $13,024 for the six months June 30, 2018 and 2017, respectively, representing an increase of $11,952 or 92%. The increase in operating expenses primarily relate to the following: i) an increase in compensation expense of $7,138 due to an increase in headcount resulting from the acquisition and expansion of our technology segment; ii) selling, general and administrative expenses increased by $4,818, due to professional and consulting fees; iii) an increase in amortization expense of intangible assets of $1,287, which relates to intangible assets acquired from the Benchmark acquisition on April 20, 2017, no amortization expense for intangible assets was incurred during first quarter of 2017; and, iv) an increase in travel expense of $545 due to the integration of Benchmark, partially offset by the decrease in transaction expenses of $1,294 which were incurred as part of the Benchmark acquisition during 2017 and $485 decrease in the loss on sale of assets.

Other Income and Expense

Our other expenses were $23,728 and $6,646 for the six months ended June 30, 2018 and 2017, respectively, representing an increase of $17,082 or 257% , the increase was primarily due to the following; i) an increase in amortization expense of deferred financing cost and debt discounts of $7,039; ii) an increase in financing cost of $8,249; iii) an increase in interest expense of $1,275 due to our borrowings; and iv) the decrease in the non-cash change in warrant fair valuation of $1,179 due to the adoption of ASU 2017-11 during 2017.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity have been cash provided by operations, incurrence of debt and equity offerings. Our principal uses of cash have been for acquisitions, working capital, acquisitions, capital expenditures and debt service requirements. We anticipate that our principal uses of cash in the future will be for debt service requirements, capital expenditures, working capital and acquisitions. As of June 30, 2018, we had cash and cash equivalents of $12,884 and a working capital deficit of $34,739. Our senior credit facility of $28,661, Series A convertible promissory notes of $13,265 and Series C of $7,500 are maturing within the next twelve months negatively impacting our working capital; however, we believe we will have sufficient resources to fund our obligations and foreseeable liquidity requirements in the near term.

Backlog

As of June 30,2018, we had a backlog of unfilled contracts and master service agreements of approximately $322,000 which includes $132,000 of Benchmark’s backlog and FTE Networks master service agreements of $190,000. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We may experience variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments that may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

Cash Flows for the Six Months Ended June 30, 2018 and 2017

The following table summarizes our cash flows:

	For Six Months Ended June 30,
	2018	2017	Increase (Decrease)
Net cash provided by (used in):
Operating activities	$(3,177)	$1,084	$(4,261)	(393)%
Investing activities	(2,059)	(17,225)	$15,166	88%
Financing activities	2,478	22,564	$(20,086)	(89)%
(Decrease)/increase in cash and cash equivalents	$(2,758)	$6,423	$(9,181)	(143)%

Net Cash Flows from Operating Activities

Net cash flows used in operating activities during the six months ended June 30, 2018 was $3,177 as compared to cash provided by operating activities $1,084 during the six months ended June 30, 2017. For the six months ended June 30, 2018, cash flows used in operating activities included the net loss of $23,722, plus the add backs of non-cash items deducted in the determination of net loss, principally amortization of debt discount of 18,371 depreciation and amortization of intangible assets of $5,369, non-cash payments in kind interest of $2,476, share-based compensation of $1,216 and deferred tax expense of $486. Cash flows during the period were reduced by the net change in working capital components of $7.360. The $7,360 cash outflow associated with the change in working capital components was primarily driven by the increases in accounts receivable of $10,493, the increase in other current assets of $369, the decrease in the contract liability of $8,550 partially offset by the net increase in accounts payable and accrued expenses of $2,481 and increase in cost and estimated earning in excess of billings on uncompleted contracts of $9,019.

Cash Flows from Investing Activities

During the six months ended June 30, 2018, net cash used in investing activities was $2,059 as compared to $17,225 during the six months ended June 30, 2017. During the six months ended June 30, 2018, cash used in investing activities consisted of the purchase of property and equipment. During the six months ended June 30, 2017, cash used in investing activities was primarily the cash consideration paid for the acquisition of Benchmark of $14,834 and $2,391for the purchase of property and equipment.

Cash Flows from Financing Activities

During the six months ended June 30, 2018, net cash provided by financing activities was $2,478, as compared to $22,564 during the six months ended June 30, 2017. During the six months ended June 30, 2018, cash provided by financing activities was primarily from the proceeds from notes payable totaling $13,698, $935 proceeds from our senior credit facility and $5,733 from the proceeds of the sale of common stock, partially offset by payments made on notes payable totaling $14,981 and $2,650 of payments of related party notes payable. During the six months ended June 30, 2017, cash provided by financing activities was primarily from proceeds received from our senior credit facility of $11,000, the Series C Notes of $7,500 and notes payable, net of $4,728 partially offset by payments on notes payable of $1,305.

Management’s Liquidity Plans

As of June 30, 2018, we had cash and cash equivalents of $12,884, and we raised approximately $5,733 through the sale of our common stock to investors. During the six months ended June 30, 2018, we reported operating income of $466; net cash flows used in operating activities of $3,177. and a working capital deficit of $34,739. Our senior credit facility totaling $28,661 and our Series A convertible promissory notes totaling $13,265 and Series C Notes totaling $7,500 are maturing within the year. Management believes with our current revenues of $171,511 and backlog and orders under master service agreements of approximately $322,000 as of June 30, 2018, our sources of cash will be sufficient to maintain operations and working capital requirements for at least the next 12 months from the date of this filing. Other sources of liquidity could include additional potential issuances of debt or equity securities in public or private financings.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

As a smaller reporting company, we are not required to provide the information requested by paragraph (a)(5) of this Item.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2018, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2018, Management took additional steps to improve its internal controls over financial reporting. An Assistant Controller and Accounting Manager were hired to assist us in the timely filing of its regulatory reports and strengthen segregation of duties over cash and the processing of transactions in our accounting systems. Management also implemented the consolidation of its payroll processing systems which will be completed during the third quarter of 2018. A secondary review process was also instituted over travel and expense report processing and reimbursement. A delegation of authority matrix which outlines levels of authority and secondary approvals was adopted during the second quarter of 2018. Management believes these changes will improve our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in litigation claims arising in the ordinary course of business. Legal fees and other costs associated with such actions are expensed as incurred. In addition, we assess, in conjunction with our legal counsel, the need to record a liability for litigation and contingencies. There have been no material developments in any legal proceedings since the disclosures contained in our Form 10-K for the year ended December 31, 2017.

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

On March 21, 2018, the Company issued 53,032 shares of its common stock with a fair value of $1,116,324 to settle debt.

On April 11, 2018, the Company issued 73,541 shares of its common stock with a fair value of $1,397,279, to settle debt.

On April 13, 2018, the Company issued 7,000 shares of its common stock with a fair value of $133,000 for consulting services.

On April 19, 2018, the Company issued 16,429 shares of its common stock with a fair value of $290,793 to settle debt.

On April 25, 2018, the Company issued 25,000 shares of its common stock to an individual investor, resulting in gross proceeds to the Company of $250,000.

On April 27, 2018, the Company issued 6,000 shares of its common stock to a fair value of $98,940 to settle debt related costs.

On April 30, 2018, the Company issued 6,690 shares of its common stock with a fair value 107,040 to settle debt related costs.

On April 30, 2018, the Company issued 2,000 shares of its common stock with a fair value of $32,000 to an employee as part of their services.

On May 9, 2018, the Company issued 206 shares of its common stock with a fair value of $3,245 for consulting services.

On May 15, 2018, the Company issued 630 shares of its common stock with a fair value of $9,546 for consulting services.

On May 17, 2018, the Company issued 4,500 shares of its common stock to an employee with a fair value of $66,375, as part of their services.

On May 17, 2018, the Company issued 7,500 shares of its common stock with a fair value of $110,625 to an employee as part of their services.

On May 17, 2018, the Company issued 4,500 shares of its common stock with a fair value of $66,375 for consulting services.

On May 17, 2018, the Company issued 1,072 shares of its common stock with a fair value of $15,812 to an employee as part of their services.

On May 17, 2018, the Company issued 1,800 shares of its common stock with a fair value of $26,550 to settle debt related costs.

On May 18, 2018, the Company issued 821,531 shares of its common stock to individual investors, resulting in net proceeds to the Company of $6,160,661

On May 24, 2018, the Company issued 2,931 shares of its common stock with a fair value of $56,568 to an employee as part of their services.

On May 24, 2018, the Company issued 8,000 shares of its common stock with a fair value of $154,400 to settle debt related costs.

On May 31, 2018, the Company issued 12,120 shares of its common stock in an exercise of warrant shares.

On June 4, 2018, the Company issued 42,237 shares of its common stock with a fair value of $844,740 to settle debt.

On June 12, 2018, the Company issued 4,750 shares of its common stock with a fair value of $106,543 to settle debt related costs.

On June 13, 2018, the Company issued 40,000 shares of its common stock to an with a fair value of $919,160 to settle debt.

On June 13, 2018, the Company issued 8,850 shares of its common stock with a fair value of $203,373 to settle debt.

On June 14, 2018, the Company issued 154,847 shares of its common stock in an exercise of warrant shares.

On June 14, 2018, the Company issued 4,513 shares of its common stock with a fair value of $101,813 to settle debt.

On June 15, 2018, the Company issued 13,650 shares of its common stock with a fair value of $308,900 to settle debt.

On June 20, 2018, the Company issued 2,770 shares of its common stock with a fair value of $57,561 for related costs of debt.

On June 25, 2018, the Company issued 1,390 shares of its common stock with a fair value of $26,382 for related costs of debt.

On June 26, 2018, the Company issued 2,655 shares of its common stock with a fair value of $50,392 for related costs of debt.

On June 27, 2018, the Company issued 9,900 shares of its common stock in an exercise of warrant shares.

On June 29, 2018, the Company issued 2,500 shares of its common stock with a fair value $48,250 for related costs of debt.

On July 3, 2018, the Company issued 1,500 shares of its common stock with a fair value $27,973 to settle debt.

On July 11, 2018, the Company issued 29,586 shares of its common stock to an individual investor, resulting in net proceeds of $500,000.

On July 30, 2018, the Company issued 2,500 shares of its common stock with a fair value of $40,597 for related costs of debt.

On July 31, 2018, the Company issued 11,000 shares of its common stock in an exercise of warrant shares.

On August 3, 2018, the Company issued 55,205 shares of its common stock with a fair value of $936,277 to settle dept.

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

FTE Networks, Inc.

Date: August 14, 2018	By:	/s/ Michael Palleschi
Michael Palleschi
Chief Executive Officer

Date: August 14, 2018	By:	/s/ David Lethem
David Lethem
Chief Financial Officer

