Form 10-Q
period 2018-09-30
FTE Networks, Inc.
filed 2018-11-19
CIK 1122063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “larger accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller Reporting Company [X]
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

As of November 12, 2018, there were 12,173,173 shares of FTE Networks, Inc. common stock, $0.001 par value issued outstanding.

FTE NETWORKS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

FTE NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share information)

	September 30, 2018	December 31, 2017

ASSETS
Current Assets:
Cash and cash equivalents	$5,722	$15,642
Accounts receivable, net	75,812	62,199
Costs and estimated earnings in excess of billings on uncompleted contracts	4,362	11,226
Other current assets	6,416	7,256
Total Current Assets	92,312	96,323

Property and equipment, net	9,956	7,955
Intangible assets, net	20,937	27,696
Goodwill	35,672	35,672
Total Assets	$158,877	$167,647

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$29,307	$35,135
Contract liabilities	27,984	30,304
Due to related parties	56	—
Accrued expenses and other current liabilities	9,160	9,973
Senior note payable, current portion net of original issue discount and deferred financing costs	31,122	—
Notes payable, current portion, net of original issue discount and deferred costs	17,474	10,488
Notes payable, related party, current, net of debt discount	18,334	8,526
Total Current Liabilities	133,437	94,426

Senior note payable, non-current portion, net of original issue discount and deferred financing costs	—	24,143
Notes payable, non-current portion	1,414	1,955
Notes payable, related parties, non-current, net of debt discount	28,463	38,530
Deferred tax liability	1,128	560
Total Liabilities	164,442	159,614

Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred stock; $0.01 par value, 5,000,000 shares authorized:
Series A convertible preferred stock, $1,000 stated value, 4,500 shares designated, and 500 shares issued and outstanding at September 30, 2018 and December 31, 2017 (liquidation preference $1,522,263)	—	—
Series A-1 convertible preferred stock, $1,000 stated value, 1,000 shares designated, and 295 shares issued and outstanding at September 30, 2018 and December 31, 2017 (liquidation preference $936,415)	—	—
Common stock; $0.001 par value, 100,000,000 shares authorized, 7,699,251 and 5,789,281 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	8	6
Additional paid-in capital	71,421	49,381
Shares to be issued	—	625
Subscriptions receivable	(2,941)	(3,675)
Accumulated deficit	(74,053)	(38,304)
Total Stockholders’ (deficit) equity	(5,565)	8,033
Total Liabilities and Stockholders’ Equity	$158,877	$167,647

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTE NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except share and per share information)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended March 31, 2017 [*]
	2018	2017	2018	2017	(Predecessor)

Revenues, net of discounts	$92,224	$79,083	$263,735	$134,866	$42,089
Cost of revenues	76,311	63,553	222,380	108,608	33,789
Gross profit	15,913	15,530	41,355	26,258	8,300

Operating Expenses
Compensation expense	9,283	5,312	21,777	10,668	5,671
Selling, general and administrative expenses	9,045	4,660	19,653	10,746	2,191
Amortization of intangible assets	938	768	2,813	1,358	—
Total operating expenses	19,266	10,740	44,243	22,772	7,862
Operating (loss) income	(3,353)	4,790	(2,888)	3,486	438

Other (Expense) Income
Interest (expense) income	(2,140)	(1,824)	(5,942)	(4,351)	5
Amortization of deferred financing costs and debt discount	(4,318)	(1,332)	(13,688)	(3,663)	—
Change in warrant fair market valuation	—	2,033	—	854	—
Other (expense) income	(572)	(7)	(2,316)	(52)	51
Financing costs	(1,374)	(139)	(10,187)	(1,694)	—
Total other (expense) income	(8,404)	(1,269)	(32,133)	(8,906)	56
(Loss) income before (benefit)provision for income taxes	(11,757)	3,521	(35,021)	(5,420)	494
(Benefit) provision for income taxes	268	972	728	1,093	240

Net (loss) income	(12,025)	2,549	(35,749)	(6,513)	254
Preferred stock dividends	(20)	(20)	(60)	(60)	—
Net (loss) income attributable to common shareholders	(12,045)	2,529	(35,809)	(6,573)	254

(Loss) earnings per share:
Basic	(1.89)	0.47	(6.36)	(1.40)
Diluted	(1.89)	0.46	(6.36)	(1.40)

Weighted average number of common shares outstanding
Basic	6,372,775	5,367,208	5,630,556	4,699,369
Diluted	6,372,775	5,547,743	5,630,556	4,699,369

[*] Activity for the period April 1, 2017 through April 20, 2017 was not material.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTE NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(UNAUDITED)

(in thousands, except share information)

	Series A		Series A-1		Common		Paid in	Subscription	Shares to be	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Issued	Deficit	Equity
Balance as of December 31, 2017	500	$-	295	$-	5,798,281	$6	$49,381	$(3,675)	$625	$(38,304)	$8,033
Common Shares returned	-	-	-	-	(70,114)	-	-	-	-	-	-
Common Shares issued to settle legal matter	-	-	-	-	13,177	-	273	-	-	-	273
Common Shares sold to investors	-	-	-	-	902,784	1	6,856	-	(625)	-	6,232
Common Shares issued to consultants	-	-	-	-	100,986		1,408	-	-	-	1,408
Common Shares issued to board members	-	-	-	-	33,750	-	551	-	-	-	551
Common Shares issued to settle debt and related costs	-	-	-	-	651,667	1	12,063	-	-	-	12,064
Common shares issued to warrant holders upon exercise	-	-	-	-	250,717	-	-	-	-	-	-
Share-based compensation	-	-	-	-	18,003	-	949	734	-	-	1,683
Accrued dividends -preferred stock	-	-	-	-	-	-	(60)	-	-	-	(60)
Net loss	-	-	-	-	-	-	-	-	-	(35,749)	(35,749)
Balance as of September 30, 2018	500	$-	295	$-	7,699,251	$8	$71,421	$(2,941)	$-	$(74,053)	(5,565)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FTE NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	For the Nine Months Ended September 30,		For the Three Months Ended March 31, 2017 [*]
	2018	2017	(Predecessor)
Cash flows from operating activities:
Net (loss) income	$(35,749)	$(6,513)	$254
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	1,251	444	5
Amortization of debt discount	23,928	4,408	—
Amortization of intangible assets	6,759	5,324
Payment in kind interest - senior debt	954	613	—
Payment in kind interest - note payable	504	—	—
Payment in kind interest - related party	1,303	—	—
Share-based compensation	1,683	1,670	—
Change in fair value of warrant derivative liability	—	(854)	—
(Gain) loss on sale of asset	(13)	376	—
Deferred tax income taxes	608	—	—
Provision for bad debts	2,599	300
Changes in operating assets and liabilities:
Accounts receivable	(13,612)	(30,446)	37,076
Cost and estimated earnings in excess of billings on uncompleted contracts	6,864	—	—
Other current assets	160	(1,394)
Due to related party	(42)	243	(1,061)
Accounts payable and accrued liabilities	(4,543)	13,493	(37,498)
Contract liabilities	(2,320)	7,378	5,514
Net cash (used in) provided by operating activities	(9,666)	(4,958)	4,290

Cash flows from investing activities:
Net cash paid for Benchmark Builders, Inc. acquisition	—	(14,834)	—
Purchase of property and equipment	(3,213)	(4,031)	(28)
Net cash used in investing activities	(3,213)	(18,865)	(28)

Cash flows from financing activities:
Proceeds from issuance of notes payable, net	20,960	7,070	—
Payments on notes payable	(21,524)	(1,506)	—
Proceeds from issuance of notes payable – senior notes	945	11,610	—
Proceeds from notes payable – related party	—	—
Payments on notes payable - related parties	(3,276)	—	—
Payment of deferred financing costs	(378)	—	—
Series C notes consideration for Benchmark acquisition	—	7,500	—
Distribution to stockholders	—	—	(6,599)
Net proceeds for shares to be issued	6,232	865	—
Net proceeds from sale of common stock	—	26	—
Net cash provided by (used in) financing activities	2,959	25,565	(6,599)

Net change in cash	(9,920)	1,742	(2,337)
Cash and cash equivalents, beginning of period	15,642	1,412	4,753
Cash and cash equivalents, end of period	$5,722	3,154	2,416

FTE NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

(in thousands)

	For the Nine Months Ended September31,		For the Three Months Ended March 31, 2017 [*]
	2018	2017	(Predecessor)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,050	$4,352	$—
Cash paid for income taxes	$3	$404	$68

Non-cash investing and financing activities:
Common stock shares issued to settle legal matter	$272	$125	$—
Common stock shares issued for notes payable and other debt	$5,331	$444	$—
Common stock shares issued to senior lender	$—	$5,650	$—
Common stock shares issued to board members	$551	$62	$—
Accrued dividends, preferred stock	$60	$60	$—
Common stock shares issued to employees under employment agreement for future services	$—	$3,841	$—
Common stock shares issued to consultants for services to be rendered	$1,408	$1,568	$—
Common stock shares issued to investor relation firm for services to be rendered	$—	$125	$—
Series A, B notes considerations for Benchmark acquisition	$—	$42,500	$—
Common stock issued as consideration for Benchmark acquisition	$—	$21,659	—
Common stock shares reclassified from Temporary Equity	$—	$437	$—
Capital leases issued for the purchase of fixed assets	$25	$—	$—

[*] Activity for the period April 1, 2017 through April 20, 2017 was not material.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except share and per share information)

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

FTE Networks, Inc. (collectively with its subsidiaries, “FTE” or the “Company”) is a leading provider of innovative technology-oriented solutions for smart platforms, network infrastructure and buildings throughout the United States across a range of industries. The Company’s primary activities include the engineering, building, installation, maintenance and support solutions for state-of-the-art networks and commercial properties and the following services, data center infrastructure, fiber optics, wireless integration, network engineering, internet service provider, general contracting management and general contracting.

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

Basis of Presentation

The accompanying condensed unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in the annual audited consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying condensed consolidated balance sheet as of December 31, 2017, is derived from the Company’s audited financial statements as of that date. Because certain information and footnote disclosures have been condensed or omitted, these condensed unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2017, contained in the Company’s 2017 Annual Report on Form 10-K (the “2017 Form 10-K”). The condensed consolidated financial statements include the Predecessor financial statements for the period of January 1, 2017, through March 31, 2017, the activity for the period from April 1, 2017 through April 20, 2017 was not material. In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included.

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

Segments

The Company operates in two segments in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280 “Segment Reporting”, (“ASC No. 280”). Operating segments as defined in ASC No. 280, are components of public entities that engage in business activities from which they may earn revenues and incur expenses for which separate financial information is available and which is evaluated regularly by the Company’s chief operating decision maker in deciding how to assess performance and allocate resources. The two primary segments are the infrastructure segment and technology segment. The Company is reporting as one segment per ASC No. 280 as the revenue, profit and loss, and assets of the technology segment are immaterial.

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

Securities and Exchange Commission Disclosure Update and Simplification

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule was effective on November 5, 2018. The Company is evaluating the impact of this guidance on its condensed consolidated financial statements.

Net (Loss) Earnings Per Common Share

Basic (loss) earnings per share is computed by dividing net(loss) earnings attributable to common stockholders (the numerator) by the weighted average number of common shares outstanding for the period (the denominator). Diluted net (loss) earnings per common share is computed by dividing net loss (earnings) attributable to common shareholders by the weighted average number of common shares outstanding during the period adjusted for the dilutive effects of common stock equivalents (the denominator), as calculated under the treasury stock method, which includes the potential effect of dilutive common stock equivalents, such as issued but unvested restricted shares. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. The Company incurred losses for the three and nine months ended September 30, 2018 and the nine months ended September 30, 2017.

The Company had the following anti-dilutive common stock equivalents as calculated under the treasury stock method:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Convertible preferred stock, Series A (a)	28,724	26,687	28,724	26,687
Convertible preferred stock, Series A-1 (a)	18,173	15,746	18,173	15,746
Common stock warrants	1,086,319	138,102	1,086,319	819,925
Restricted stock units	322,921	12,045	322,921	322,921
Options	46,490	—	46,490	—
Total potentially dilutive shares	1,502,627	192,580	1,502,627	1,185,279

(a)	Dilutive effect of convertible securities are included in diluted EPS by application of the if-converted method.

The above table excludes any common shares related to the convertible debt since such debt is only convertible at the then prevailing market price upon default.

NOTE 2. LIQUIDITY AND MANAGEMENTS’ PLANS

During the nine months ended September 30, 2018, the Company reported an operating loss of $2,888 and had a cash and cash equivalent balance of $5,722 at September 30, 2018. The Company also used cash in its operating activities of $9,666 and had a working capital deficit of $41,125 primarily due to its senior notes payable and notes payables becoming current within the year. The Company believes with its cash and cash equivalent balance at September 30, 2018, of $5,722, current revenues of $263,735 and backlog and orders under master service agreements of approximately $473,651 as of September 30, 2018, will be sufficient to maintain operations and working capital requirements for at least the next 12 months from the date of this filing. Other sources of liquidity could include additional potential issuances of debt or equity securities in public or private financings.

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

Disaggregation of Revenue

The following table details the revenue from customers disaggregated by source of revenue.

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Major Sources of Revenue
Infrastructure	$91,999	$262,952
Technology	225	783
Total	$92,224	$263,735

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

Certain construction contracts include retention provisions to provide assurance to the customers that the Company will perform in accordance with the contract terms and, therefore, not considered a financing benefit. The balances billed but not paid by customers pursuant to these provisions generally become due upon completion and acceptance of the project work or products by the customer. The Company has determined that there are no significant financing components in its contracts during the three and nine months ended September 30, 2018.

Costs to mobilize equipment and labor to a job site prior to substantive work beginning are capitalized as incurred and amortized over the expected duration of the contract. As of September 30, 2018, and January 1, 2018, the Company had no material capitalized mobilization costs.

Revenue from telecommunication services from FTE Network Services are derived from short-term projects performed under master and other service agreements as well as from contracts for specific projects or jobs requiring the installation of an entire infrastructure system or specified units within an entire infrastructure system. The Company has determined that these short-term projects provide a distinct service and, therefore, qualify as one performance obligation. The Company provides services under unit-price or fixed-price master service or other service agreements under which the Company furnishes specified units of service for a fixed-price per unit of service and revenue is recognized upon completion of the defined project due to its short-term nature.

Technology revenue

The Company also derives service revenues by managing wireless networks for customers to offer to their tenants and bills monthly in advance for the month’s services. The Company determined the wireless service contracts cover a single performance obligation and transfer control of access to the wireless service continuously as the customer simultaneously receives and consumes the benefits. Therefore, the revenue for the monthly wireless service, is considered to be recognized over time.

Contract Assets and Liabilities

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, retainage receivable and costs and estimated earning in excess of billings on uncompleted contracts (contract assets) on the consolidated balance sheet. In the infrastructure segment, amounts are billed as work in progress in accordance with agreed-upon contractual terms at periodic intervals. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, the Company sometimes receives advances or deposits from its customers, before revenue is recognized, resulting in billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities). These assets and liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of the reporting period. Changes in the contract asset and liability balances for the three and nine months ended September 30, 2018, were not materially impacted by any other factors.

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

	January 1, 2018	September 30, 2018
Trade receivables	$62,199	$75,812
Contract assets	$11,226	$4,362
Contract liabilities	$30,304	$27,984

As of January 1, 2018, and September 30, 2018, contract liabilities consisted of accrued subcontract costs, therefore, no amounts were recognized in revenue during the three and nine months ended September 30, 2018, related to its contract liabilities.

Contract Acquisition Costs

The Company does not have commission programs or incur other contract fulfilment costs in obtaining new contracts. All personnel costs were expensed as current period costs.

Contract Estimates

Accounting for long-term contracts and programs involves the use of techniques to estimate total contract revenue and costs. Transaction price for contracts may include variable consideration, which includes increases to transaction price for approved and change orders, claims and other contract provisions. The Company includes variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. The estimates of variable consideration and determination of whether to include estimated amounts in transaction price are based largely on an assessment of the anticipated performance and all information (historical, current and forecasted) that is reasonably available to the Company. The effect of variable consideration on the transaction price of a performance obligation is recognized as an adjustment to revenue on a cumulative catch-up basis. To the extent unapproved change orders and claims reflected in transaction price are not resolved in the Company’s favor, or to the extent other contract provisions reflected in the transaction price are not earned, there could be reductions in or reversals of, previously recognized revenue. No adjustment on any one contract was material to the consolidated financial statements for the three and nine months ended September 30, 2018 and 2017.

Transaction Price Allocated to the Remaining Performance Obligations

On September 30, 2018, the Company had approximately $283,651 of estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied).

NOTE 4. ACQUISITION

2017 Acquisition

During April 2017, the Company acquired all the issued and outstanding shares of common stock of Benchmark. The acquisition was accounted for as a business combination in accordance with ASC Topic 805, “Business Combinations”. Benchmark is a full-service general contracting management and general contracting firm, significantly expanding the Company’s presence in the New York area.

Unaudited Supplemental Pro Forma Information

The pro forma results presented below include the effects of the Company’s 2017 acquisition of Benchmark as if the acquisition occurred on January 1, 2017. The pro forma net loss for the period ended September 30, 2017, includes the additional depreciation and amortization resulting from the adjustments to the value of property and equipment and intangible assets resulting from purchase accounting and elimination of transaction costs. The pro forma results also include interest expense associated with debt used to fund the acquisitions. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisitions. The unaudited pro forma financial information is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of January 1, 2017.

The unaudited pro forma combined results, which assumes the transaction was completed on January 1 is as follows for the period ended September 30, 2017.

	Revenue	Net Loss	Loss per Share	Weighted Average Shares
2017 supplemental pro forma from January 1, 2017 through September 30, 2017	$176,955	$(10,652)	$(2.25)	4,725,146

NOTE 5. ACCOUNTS RECEIVABLE

Accounts receivable, net for the following:

	September 30, 2018	December 31, 2017
Uncompleted contracts	$43,128	$39,612
Completed contracts	8,187	8,555
Accounts receivable	3,020	4,510
Unbilled receivable	22,147	10,077
Allowance for doubtful accounts	(670)	(555)
Accounts receivable, net	$75,812	$62,199

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

NOTE 6. INTANGIBLE ASSETS AND GOODWILL

The fair value of identifiable intangible assets consisted of the following at September 30, 2018:

	Weighted average remaining useful life (months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite- Lived Intangible
Goodwill	—	$35,672	$—	$35,672

Definite- Lived Intangibles
Trademarks and tradenames	66.7	2,749	566	2,183
Customer relationships	66.7	22,743	4,686	18,057
Contracts in progress	0.7	10,632	10,325	307
Non-compete	42.7	548	158	390
Total Definite Intangible Assets		36,672	15,735	20,937
Total Intangible Assets		$72,344	$15,735	$56,609

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

The amortization expense for the intangible assets consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Operating expense	$938	$768	$2,813	$1,358
Cost of goods sold	1,315	2,245	3,946	3,966
Total amortization expense	$2,253	$3,013	$6,759	$5,324

No amortization expense was recorded prior to April 20, 2017, the acquisition date of Benchmark.

NOTE 7. NOTES PAYABLE

Outstanding promissory notes and other notes payable consisted of the following:

	September 30, 2018	December 31, 2017

Vendor notes issued to settle litigation, bearing interest rates between 0% and 6% per annum, terms range from 1 to 48 months.	$491	$890

Short-term agreements, due between one and six months	8,755	7,315

Short-term notes payable bearing interest at stated rates between 4% and 12% per annum. Terms range from 3 to 36 months	14,258	5,174

Obligations under capital leases, bearing interest rates between 4.1% and 8.2% per annum, secured by equipment having a value that approximates the debt value. Terms range from 48 to 60 months.	386	695

Various Equipment notes, bearing interest rates between 2% and 41% per annum, secured by equipment having a value that approximates the debt value. Terms range from 30 to 72 months	1,275	1,507

Total Notes Payables	25,165	15,581
Less: Original issue discount and deferred financing costs	(6,277)	(3,138)
Notes payable, net of original issue discount and deferred financing costs	18,888	12,443
Less: Current portion	(17,474)	(10,488)
Total Notes non-current portion	$1,414	$1,955

During the nine months ended September 30, 2018, the Company issued short-term agreements and promissory notes payable in the aggregate of $37,203 net of original issue discounts of $9,606 and deferred financing costs of $1,828. The short-term agreements and promissory notes payable are unsecured, bear interest between 4% and 12% per annum and mature between three months and one year. During the nine months ended September 30, 2018, the Company repaid a total of $20,636 in cash and issued an aggregate of 394,173 shares of common shares for the payment of $2,784 in promissory note principal and accrued interest.

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

During September 2018, the Company borrowed a total of $2,188 under the terms of the Facility, due March 31, 2019. The Company recognized an original issuance discount of $239 on the note.

The Company recognized $1,811 and $1,239 in interest expense from the amortization of original issuance discounts and deferred financing costs for the three months ended September 30, 2018 and 2017, respectively, and $3,390 and $2,478 for nine months ended September 30, 2018 and 2017, respectively.

	September 30, 2018	December 31, 2017
Senior note payable	$33,536	$29,475
Less: Original issue discount	(2,183)	(4,901)
Less: Deferred financing cost	(231)	(431)
Total Senior note payable, current portion	$31,122	$—
Total Senior note payable, non-current portion	$—	$24,143

The Company is in compliance with its debt covenants as of September 30, 2018 and December 31, 2017.

NOTE 9. RELATED PARTY TRANSACTIONS

Guarantees Related Party Advances

The Chief Executive Officer (“CEO”) provided cash advances witnessed by interest-bearing notes totaling $0 and $536, as of September 30, 2018 and December 31, 2017, respectively, and provided cash advances totaling $0 and $80, as of September 30, 2018 and December 31, 2017, respectively. Additionally, the CEO provided a personal credit card account for the purchase of goods and services by FTE. While the credit card balances are reflected in the Company’s books and records, the CEO is personally liable for the payment of the entire amount of the open credit obligation, which was $0 and $12 as of September 30, 2018 and December 31, 2017, respectively.

Additionally, the Company entered into several secured equipment financing arrangements with total obligations of approximately $47 and $345 as of September 30, 2018 and December 31, 2017, respectively, that required the guaranty of a Company officer, which was provided by him.

The Chief Financial Officer (“CFO”) provided an unsecured, interest-bearing note totaling $150 during the year ended December 31, 2017. The balance on the note was $0 and $80 as of September 30, 2018 and December 31, 2017, respectively. Additionally, the CFO personally guaranteed several secured equipment financing arrangements with total obligations of approximately $69 and $562 as of September 30, 2018 and December 31, 2017, respectively.

The CFO also provides a personal credit card account for the purchase of goods and services by FTE. While the credit card balances are reflected in the Company’s books and records, the CFO is personally liable for the payment of the entire amount of the open credit obligation, which was $0 and $14 at September 30, 2018 and December 31, 2017, respectively.

Mr. Chris Ferguson, a member of the Board of Directors, has provided cash advances totaling $147 as of September 30, 2018 and December 31, 2017.

Benchmark Acquisition

On April 20, 2017, the Company issued Series A convertible promissory notes, in the aggregate principal amount of $12,500 to the former owners of Benchmark and significant shareholders of the Company, maturing on April 20, 2019. Interest is computed at the rate of 5% percent per annum on the outstanding principal, is payable in arrears quarterly, commencing June 30, 2017 by capitalizing it to the outstanding principal amount. Interest expense was $168 and $491 for the three and nine months ended September 30, 2018, respectively, and $159 and $281 for the three and nine months ended September 30, 2017, respectively.

On April 20, 2017, the Company issued Series B Notes in the aggregate principal amount of $30,000 to the former owners of Benchmark and significant shareholders of the Company, which mature on April 20, 2020. Interest is computed at the rate of 3% per annum on the outstanding principal is payable in arrears quarterly, commencing June 30, 2017 by capitalizing it to the outstanding principal amount. Interest expense was $236 and $694 for the three and nine months ended September 30, 2018, respectively, and $228 and $403 for the three and nine months ended of September 30, 2017, respectively.

On April 20, 2017, the Company issued Series C Notes in the aggregate principal amount of $7,500 to the former owners of Benchmark and significant shareholders of the Company, which mature on October 20, 2018. See Note 17. Interest computes at the rate of 3% per annum on the outstanding principal, is payable in arrears quarterly, commencing June 30, 2017 by capitalizing it to the outstanding principal amount. Interest expense was $37 and $129 for the three and nine months ended September 30, 2018, respectively, and $55 and $97 for the three and nine months ended of September 30, 2017, respectively.

Total related party notes consisted of the following:

	September 30, 2018	December 31, 2017
CEO and Board Member Cash Advance	$379	$1,043
CFO	—	80
Series A Notes	13,433	12,942
Series B Notes	31,327	30,633
Series C Notes	4,882	7,403
	50,021	52,101
Less: current portion	(18,334)	(8,526)
Less: discount on related party notes	(3,224)	(5,045)
Total related party notes	$28,463	$38,530

NOTE 10. INCOME TAXES

The Company’s effective tax rate for the three months ended September 30, 2018 and 2017 was (2.4)% and 27.6%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2018 and 2017 was (2.1)% and (20.2)%, respectively. For the three and nine months ended September 30, 2018 and 2017, the Company calculated income tax expense based upon an annual effective tax rate forecast adjusted for discrete items that specifically relate to the interim period. Changes in tax laws or rates on deferred tax assets and liabilities are recognized as discrete items in the interim period that includes the enactment date.

The Company’s effective tax rate for the three and nine months ended September 30, 2018 was primarily based on the Company’s recognition of a deferred tax liability as of March 31, June 30, and September 30, 2018. The deferred tax liability is related to goodwill, which was assigned an indefinite life for book purposes, also known as a “naked credit” in the amount of $1,120, $1,007, and $1,128 as of March 31, June 30, and September 30, 2018, respectively.

On December 22, 2017, new legislation was signed into law, informally titled the Tax Cuts and Jobs Act, which included, among other things, a provision to reduce the federal corporate income tax rate to 21%. Under ASC 740, Accounting for Income Taxes, the enactment of the Tax Act also requires companies, to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities and the retroactive effects of changes in tax laws in the period in which the new legislation is enacted. There is no further change to its assertion on maintaining a full valuation allowance against its U.S. deferred tax assets. The Company’s gross deferred tax assets have been revalued from 34% to 21% with a corresponding offset to the valuation allowance. Any potential other taxes arising due to the Tax Act will result in reductions to its net operating loss carryforward and valuation allowance. The reduction of the corporate tax rate resulted in a write-down of the gross deferred tax asset of approximately $4,700, and a corresponding write-down of the valuation allowance. Upon completion of the 2018 U.S. income tax return the Company may identify additional remeasurement adjustments to the deferred tax liability. The Company will continue to assess its provision for income taxes as future guidance is issued but does not currently anticipate significant revisions will be necessary. Any such revisions will be treated in accordance with the measurement period guidance outlined in Staff Accounting Bulletin No. 118.

NOTE 11. COMMITMENTS AND CONTINGENCIES

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

NOTE 12. STOCKHOLDERS’ EQUITY

Dividends

Dividend charges recorded during the three and nine months ended September 30, 2018 and 2017 are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Series
A	$13	$13	$38	$38
A-1	7	7	22	22
Total	$20	$20	$60	$60

Accrued dividends payable included in accrued expenses are as follows:

	September 30, 2018	December 31, 2017
Series
A	$397	$354
A-1	273	257
Total	$670	$611

Subscription Receivable

As of September 30, 2018, 194,049 shares of common stock issued to employees were vested at a fair value of $5,975. As of September 30, 2018, 128,872 shares that were previously issued to employees with a fair value of $2,682 remained unvested. Because these common shares are subject to forfeiture if the employees are no longer employed with the Company at the end of their employment agreements, their unvested value is carried in subscriptions receivable in stockholders’ equity.

Equity Transactions (in whole dollars)

Settlement of debt and related costs

During the nine months ended September 30, 2018, the Company issued 559,099 shares of its common stock with a fair value of $10,505,000 to settle obligations.

During the nine months ended September 30, 2018, the Company issued 92,568 shares of its common stock with a fair value of $1,558,000 for debt related costs.

Consultants

During the nine months ended September 30, 2018, the Company issued 100,986 shares of its common stock with a fair value of $1,408,000 pursuant to consulting agreements.

Sale of Common Stock

During the nine months ended September 30, 2018, the Company issued 902,784 shares of its common stock to individual investors, which resulted in net proceeds to the Company of $6,856,000.

Board of Directors

During the nine months ended September 30, 2018, the Company issued 33,750 shares of its common stock with a fair value of $551,000 to members of the Board of Directors per their agreements.

Settle Legal Matters

During the nine months ended September 30, 2018, the Company issued 13,177 shares of its common stock with a fair value of $273,000 to settle certain legal matters.

Share- Based Compensation

During the nine months ended September 30, 2018, the Company issued 18,003 shares of its common stock with a fair value of $281,000 to employees under employment agreements.

Exercise of Warrant Shares

During the nine months ended September 30, 2018, the Company issued 250,717 shares of its common stock for the exercise of warrant shares.

Shares Returned

During the nine months ended September 30, 2018, 70,114 shares of its common stock was returned to the Company.

NOTE 13. STOCK BASED AWARDS

The Company’s 2017 Omnibus Incentive Plan provides for awards of common stock in the form of incentive stock options, non-qualified stock options, SARs, restricted stock, performance shares or other stock-based awards. Awards are discretionary. The exercise price of stock options is equal to the fair market value of the underlying Common Stock on the date of grant. The options vest on the anniversary of the grant over a four-year term.

The following table summarizes stock option award activity during the nine months ended September 30, 2018:

	Stock Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of December 31, 2017	47,870	$8.72	8.4	$65
Granted	—	$—	—	—
Options exercised	—	$—	—	—
Forfeited or expired	(1,380)	$—	—	—
Outstanding as of September 30, 2018	46,490	$8.72	7.6	$144

Fully vested and exercisable as of September 30, 2018	12,750	$8.0	4.1	$47

Stock compensation expense related to the options totaled approximately $14 and $42 for the three and nine months ended September 30, 2018 and is included in Selling, General and Admin on the Condensed Consolidated Statement of Operations. No stock compensation expense related to options was incurred for the three or nine months ended September 30, 2017.

As of September 30, 2018, the Company had unrecognized compensation expense related to stock options of $160. This expense will be recognized over a weighted-average number of years of approximately 3.0, based on the average remaining service periods for the awards.

The aggregate intrinsic values presented above represent the total pre-tax intrinsic values (the difference between the Company’s closing stock price of $11.67 on the last trading day, September 28, 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of the second quarter of 2018. The amount of aggregate intrinsic value will change based on the price of the Company’s common stock.

There were no stock options granted and/or exercised during the nine months ended September 30, 2018.

Warrants

A summary of the warrant activity for the nine months ended September 30, 2018 is as follows:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Warrants	Price	Life in Years
Outstanding, December 31, 2017	980	$13.12	4.08
Issued	340	$10.39	3.33
Exercised	(234)	$5.60	—
Expired	—	$—	—
Outstanding, September 30, 2018	1,086	$13.88	3.33
Exercisable, September 30, 2018	1,086	$13.88	3.33

NOTE 14. CUSTOMER CONCENTRATION

Revenue from the Company’s major customers are as follows:

	For the Three Months September 30,		% of Total Revenue
	2018	2017	2018	2017
Customer A	$11,218	$—	13%	—%
Customer B	$10,790	$—	12%	—%
Customer C	$8,653	$—	9%	—%
Customer E	$—	$17,444	—%	23%
Customer F	$—	$8,246	—%	11%
Customer G	$—	$6,032	—%	8%

	For the Nine Months September 30,			% of Total Revenues
	2018		2017	2018	2017
Customer A		$45,852	$—	17%	—%
Customer H		$27,129	$—	10%	—%
Customer D		$22,142	$—	8%	%
Customer E	$		$26,301	—%	20%
Customer F		$—	$12,711	—%	9%
Customer G		$—	$13,284	—%	10%

Accounts Receivables for the Company’s major customers are as follows:

	Accounts Receivable		% of Total Accounts Receivable
	As of September 30, 2018	As of December 31, 2017	2018	2017
Customer B	$7,201	$—	9%	—%
Customer I	$6,352	$—	8%	—%
Customer C	$6,392	$—	8%	—%
Customer J	$—	$18,477	—	28%
Customer D	$—	$7,513	—%	12%

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

NOTE 15. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts are summarized as follows:

	September 30, 2018	December 31, 2017
Costs incurred on uncompleted contracts	$299,757	$147,117
Estimated earnings	60,109	46,277
	359,866	193,394
Billings to date	(355,504)	(212,472)
	4,362	$(19,078)

Included in the accompanying balance sheets:
Costs and estimated earnings in excess of billings	4,362	11,226
Billings in excess of costs and estimated earnings	—	(30,304)
Total	$4,362	$(19,078)

NOTE 16. BACKLOG

The following is a reconciliation of backlog representing signed contracts in progress at September 30, 2018:

Balance – June 30, 2018	$132,110
New contracts and adjustments	240,777
372,887
Less contract revenues earned for the three months ended September 30, 2018	(89,236)

Balance – September 30, 2018	$283,651

Note 17. SUBSEQUENT EVENTS

During October 2018, the Company paid the remaining principal and accumulated in-kind interest balance totaling $4,891on its Series C Notes in the aggregate principal amount of $7,500 to the former owners of Benchmark.

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

We completed the acquisition of Benchmark, a leading provider of construction management services based in New York for $74.2 million on April 20, 2017. The transaction allows us to offer services to each other’s clients and expand their offerings nationally. As a wholly-owned subsidiary of ours, Benchmark will continue to operate under its current successful model while also offering our “compute to the edge” technology in New York City and the surrounding region. The transaction enables us to expand infrastructure services for ISP through current and future Benchmark client base. Benchmark gives us access to major developers including REITs as potential CrossLayer technology clients. Additionally, the transaction strengthens the opportunity to win contracts from Fortune 100/500 companies and enables Benchmark to access more clients as a public company.

We operate primarily in two segments: the infrastructure segment and the technology segment. The infrastructure segment includes Jus-Com (network infrastructure solutions); and Benchmark (construction management), which provides end-to-end interior design, build and support solutions. The technology segment which includes CrossLayer, Inc. (managed network services with first-of-its-kind advanced network and cloud platform) became operational during October of 2017, with immaterial operations during the nine months ended September 30, 2018.

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

Results of Operations

Comparison of Quarterly Results

The following table sets forth our condensed consolidated financial statements for the periods indicated and the amounts as a percentage of revenue (totals may not add due to rounding):

($ in millions)	For the Three Months Ended September30				For the Nine Months Ended September30
	2018		2017		2018		2017
Revenue, net of discounts	$92.2	100%	$79.1	100%	$263.7	100%	$134.9	100%
Costs of revenue	76.3	83%	63.6	80%	222.4	84%	108.6	81%
Gross profit	15.9	17%	15.5	20%	41.3	16%	26.3	19%
Operating expenses	19.3	21%	10.7	14%	44.2	17%	22.8	17%
Operating (loss) income	(3.4)	(4)%	4.8	6%	(2.9)	(1)%	3.5	3%
Other expense	(8.4)	(9)%	(1.3)	(2)%	(32.1)	(12)%	(8.9)	(7)%
Loss before income taxes	(11.8)	(13)%	3.5	4%	$(35.0)	(13)%	(5.4)	(4)%
(Benefit) provision for income taxes	0.3	—%	1.0	1%	0.7	—%	1.1	1%
Net (loss) income	$(12.1)	(13)%	$2.5	3%	$(35.7)	(14)%	$(6.5)	(5)%

Overview

For the three months ended September 30, 2018 and 2017, we reported condensed consolidated net (loss) income of $(12.1) million and $2.5 million, respectively, a decrease of $14.6 million or 584%. The increase in the net loss for the three months ended September 30, 2018 was attributable primarily to an increase in total operating expenses of $8.6 million, an increase in other expenses of $7.1 million, partially offset by a decrease in the provision for income tax of $0.7 million and an increase in gross margin of $0.4 million.

For the nine months ended September 30, 2018 and 2017, we reported condensed consolidated net losses of $35.7 million and $6.5 million, respectively, an increase of $29.2 million or 449%. The increase in the net loss was attributable to several factors, including an increase in other expenses of $23.2 million, an increase in operating expenses of $21.4 million, partially offset by an increase in gross profit of $15.0 million.

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Revenues

Our revenues for the three months ended September 30, 2018 were $92.2 million as compared to revenues of $79.1 million for the three months ended September 30, 2017, an increase of $13.1 million or 17%. During the third quarter of 2017, Benchmark began to build up its backlog after completing some large projects during the first half of the 2017 and has continued to increase its backlog through the third quarter of 2018.

Cost of Revenues

For the three months ended September 30, 2018, the cost of revenues was approximately $76.3 million as compared to $63.6 million for the three months ended September 30, 2017, an increase of $12.7 million or 20%. The increase in the cost of revenues was attributable to Benchmark and are the result of new projects beginning during the third quarter of 2018.

Gross Profit and Margin

For the three months ended September 30, 2018, gross profit was $15.9 million as compared to $15.5 million for the three months ended September 30, 2017 an increase of $0.4 million or 3%. For the three months ended September 30, 2018, the gross profit margin increased by 3% to 17% from 20% for the three months ended September 30, 2017, due to the change in the product mix and the timing of scheduled project costs.

Operating Expenses

Our operating expenses were $19.3 million and $10.7 million for the three months September 30, 2018 and 2017, respectively, representing an increase of $8.6 million or 80%.

Compensation Expense

For the three months ended September 30, 2018, compensation expense increased by approximately $4.0 million or 75%, to $9.3 million from $5.3 million for the three months ended September 30, 2017, primarily due to an increase in headcount, salaries and certain bonuses.

Selling, General and Administrative

For the three months ended September 30, 2018, selling, general and administrative expense increased by approximately $4.3 million or 91%, to $9.0 million from $4.7 million for the three months ended September 30, 2017, was primarily due to an increase in other receivables reserve, consulting fees, professional fees and board of director fees.

Amortization of Intangible Assets

Amortization of intangible assets was $0.9 million and $0.8 million for the three months ended September 30, 2018 and 2017, respectively. The increase is due to the final purchase price allocation at December 31, 2017, which increased the amortization expense minimally.

Other Income and Expense

Our other expenses were $8.4 million and $1.3 million for the three months ended September 30, 2018 and 2017, respectively, representing an increase of $7.1 million or 546%, the increase was primarily due to the following; i) amortization expense of deferred financing cost and debt discounts of approximately $3.0 million; ii) the decrease in change in warrant fair valuation of $2.0 million due to the adoption of ASU 2017-11 during 2017 iii) financing costs of $1.2 million; iv) $0.6 million in settlement expenses related to certain notes payable; and v) an increase in interest expense of $0.3 million due to our notes payable and senior credit facility.

Provision for income tax

The following table presents our income tax provision and effective income tax rate for the three months ended September 30, 2018 and 2017:

	For the Three Months Ended
($ in millions)	September 30, 2018	September 30,2017
Income tax provision	$0.3	$1.0
Effective income tax rate	(2.4)%	27.6%

Fluctuations in our effective income tax rate were primarily attributable to the difference in the applicable U.S. federal corporate tax rate for each respective period as a result of the Tax Cuts and Jobs Act of 2017.

Nine Months Ended September30, 2018 Compared to Nine Months Ended September30, 2017

Revenues

Our revenues for the nine months ended September 30, 2018, were $263.7 million as compared to revenues of $134.9 million for the nine months ended September 30, 2017, an increase of $128.8 million or 95%. The increase in revenues was attributable to the inclusion of Benchmark for the full nine months ended September 30, 2018, as compared to just over five months for the nine months ended September 30, 2017. Benchmark contributed $253.6 million in revenue for the nine months ended September 30, 2018, as a result of the increase in the backlog of projects awarded in the last half of 2017 and 2018 which were started and, in some instances, completed during the period ended September 30, 2018.

Cost of Revenues

For the nine months ended September 30, 2018, the cost of revenues was approximately $222.4 million as compared to $108.6 million for the nine months ended September 30, 2017, an increase of $113.8 million or 105%. The increase was primarily attributable to the inclusion of Benchmark in the full nine months results and the increase in new projects of Benchmark which were started and, in some instances, completed during the nine months ended September 30, 2018.

Gross Profit and Margin

For the nine months ended September 30, 2018, gross profit was $41.3 million as compared to $26.3 million for the nine months ended September 30, 2017 an increase of $15.0 million or 57%. For the nine months ended September 30, 2018, the gross profit margin decreased by 3% to 16% from 19% for the nine months ended September 30, 2017, due to the change in the product mix and the timing of scheduled project costs.

Operating Expenses

Our operating expenses were $44.2 million and $22.8 million for the nine months ended September 30, 2018 and 2017, respectively, representing an increase of $21.4 million or 94%.

Compensation Expense

For the nine months ended September 30, 2018, compensation expense was $21.8 million as compared to $10.7 million for the nine months ended September 30, 2017, an increase of approximately $11.1 million or 104%, primarily due to an increase in headcount and salaries due to the expansion of our technology segment and acquisition of Benchmark and the certain employee bonuses.

Selling, General and Administrative

For the nine months ended September 30, 2018, selling, general and administrative expense was $19.7 million as compared to $10.7 million for the nine months ended September 30, 2017, an increase of $9.0 million or 84% primarily due to an increase in bad debt expense, consulting fees, professional fees, travel expense, and board of director fees partially offset by a decrease in transaction expenses incurred for the acquisition of Benchmark in April of 2017.

Amortization of Intangible Assets

Amortization of intangible assets was $2.8 million and $1.4 million for the nine months ended September 30, 2018 and 2017, respectively, an increase of $1.4 million or 100%. The increase is due to the inclusion of amortization expense for the full nine months of 2018 as compared to just over five months in 2017 and to a lesser extent, the final purchase price allocation at December 31, 2017, which increased the amortization expense minimally.

Other Income and Expense

Our other expenses were $32.1 million and $8.9 for the nine months ended September 30, 2018 and 2017, respectively, representing an increase of $23.2 million or 261% , the increase was primarily due to the following; i) an increase in amortization expense of deferred financing cost and debt discounts of $10.0 million; ii) an increase in financing cost of $8.5 million; iii) $2.3 million in settlement expenses related to certain notes payable; iv) an increase in interest expense of $1.5 million due to our borrowings; and v) the non-cash change in warrant fair valuation of $0.9 million due to the adoption of ASU 2017-11 during 2017.

Income Taxes

The following table presents our income tax provision and effective income tax rate for the nine months ended September 30, 2018 and 2017.

	For the Nine Months Ended
($ in millions)	September 30, 2018	September 30, 2017
Income tax provision	$0.7	$1.1
Effective income tax rate	(2.1)%	(20.2)%

Fluctuations in our effective income tax rate were primarily attributable to the difference in the applicable U.S. federal corporate tax rate for each respective period as a result of the Tax Cuts and Jobs Act of 2017.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity have been cash provided by operations, the incurrence of debt and equity offerings. Our principal uses of cash have been for acquisitions, working capital, capital expenditures and debt service requirements. We anticipate that our principal uses of cash in the future will be for debt service requirements, working capital, capital expenditures and acquisitions. As of September 30, 2018, we had cash and cash equivalents of $5.7 million and a working capital deficit of $41.1 million. Our senior credit facility totaling $31.1 million, Series A convertible promissory notes of $13.4 million and Series C notes of $4.9 million are maturing within the next twelve months negatively impacting our working capital; however, we believe we will have sufficient resources to fund our obligations and foreseeable liquidity requirements for at least the next 12 months from the date of this filing.

Backlog

As of September 30, 2018, we had a backlog of unfilled contracts and master service agreements of approximately $474 million which includes $284 million of Benchmark’s backlog and FTE Network’s master service agreements of $190 million. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is a written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We may experience variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments that may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

Cash Flows for the Nine Months Ended September 30, 2018 and 2017

The following table summarizes our cash flows:

	For Nine Months Ended September30,
($ in millions)	2018	2017	Increase (Decrease)
Net cash provided by (used in):
Operating activities	$(9.7)	$(5.0)	$(4.7)	94%
Investing activities	(3.2)	(18.9)	$15.7	(83)%
Financing activities	3.0	25.6	$(22.6)	(88)%
(Decrease)/increase in cash and cash equivalents	$(9.9)	$1.7	$(11.6)	N/M %

N/M: not meaningful

Net Cash Flows from Operating Activities

Net cash flows used in operating activities during the nine months ended September 30, 2018 was $9.7 million as compared to cash used in operating activities of $ 5.0 million during the nine months ended September 30, 2017. For the nine months ended September 30, 2018, cash flows used in operating activities included the net loss of $35.7 million, plus the add backs of non-cash items deducted in the determination of net loss, principally amortization of debt discount of $23.9 million, depreciation and amortization of intangible assets of $8.0 million, non-cash payments in kind interest of $2.8 million, provision for bad debt of $2.6 million, share-based compensation of $1.7 million and deferred income tax expense of $0.6 million. Cash flows during the period were reduced by the net change in working capital components of $13.5 million. The $13.5 million cash outflow associated with the change in working capital components was primarily driven by the increase in accounts receivable of $13.6 million, the net decrease in accounts payable and accrued expenses of $4.5 million and decrease in the contract liability of $2.3 million, partially offset the decrease in other current assets of $0.1 million, the increase in cost and estimated earning in excess of billings on uncompleted contracts of $6.9 million.

Cash Flows from Investing Activities

During the nine months ended September 30, 2018, net cash used in investing activities was $3.2 million as compared to $18.9 million during the nine months ended September 30, 2017. During the nine months ended September 30, 2018, cash used in investing activities consisted of the purchase of property and equipment. During the nine months ended September 30, 2017, cash used in investing activities was primarily the cash consideration paid for the acquisition of Benchmark of $14.8 million and $4.0 million for the purchase of property and equipment.

Cash Flows from Financing Activities

During the nine months ended September 30, 2018, net cash provided by financing activities was $3.0 million, as compared to $25.6 million during the nine months ended September 30, 2017. During the nine months ended September 30, 2018, cash provided by financing activities was primarily from the proceeds from notes payable, net totaling $21.0 million, $0.9 million in proceeds from our senior credit facility and $6.2 million from the proceeds of the sale of common stock, partially offset by payments made on notes payable totaling $21.5 million, $3.3 million of payments of related party notes payable and payments of $0.4 million of deferred financing costs. During the nine months ended September 30, 2017, cash provided by financing activities was primarily from proceeds received from our senior credit facility of $11.6 million, the Series C Notes of $7.5 million, notes payable, net of $7.1 million and $0.9 million in proceeds from common shares to be issued, partially offset by payments on notes payable of $1.5 million.

Management’s Liquidity Plans

As of September 30, 2018, we had cash and cash equivalents of $5.7 million, and we raised approximately $6.2 million through the sale of our common stock to investors. During the nine months ended September 30, 2018, we reported an operating loss of $2.9 million, net cash flows used in operating activities of $9.7 million and a working capital deficit of $41.1 million Our senior credit facility totaling $31.1 million and our Series A convertible promissory notes totaling $13.4 million and Series C Notes totaling $4.9 million are maturing within the year. Management believes with our current revenues of $263.7 million and backlog and orders under master service agreements of approximately $474 million as of September 30, 2018, our sources of cash will be sufficient to maintain operations and working capital requirements for at least the next 12 months from the date of this filing. Other sources of liquidity could include additional potential issuances of debt or equity securities in public or private financings.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

As a smaller reporting company, we are not required to provide the information requested by paragraph (a)(5) of this Item.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2018, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2018, Management noted the following material weaknesses over its financial reporting:

●	Construction accounting - we identified a material weakness associated with recording and disclosure of our construction contracts and related costs;

●	Journal entries - we identified a material weakness associated with the initiation, recording, approval, presentation and disclosure of material journal entries in our books and records; and

●	Information Technology – we have identified a material weakness associated with our information technology environment. The material weakness centers around the retention, safeguard and backup of agreements which includes financial information for purposes of supporting the books and records and disclosures of the financial statements

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

On July 3, 2018, the Company issued 1,500 shares of its common stock to settle obligations.

On July 11, 2018, the Company issued 29,586 shares of its common stock to an individual investor, resulting in net proceeds of $500,000.

On July 30, 2018, the Company issued 2,500 shares of its common stock for related costs of debt.

On July 31, 2018, the Company issued 11,000 shares of its common stock in an exercise of warrant shares.

On August 3, 2018, the Company issued 55,205 shares of its common stock to settle obligations.

On August 20, 2018, the Company issued 15,250 shares of its common stock in an exercise of warrant shares.

On August 30, 2018, the Company issued 8,000 shares of its common stock to a Director of the Board per their board agreement.

On August 31, 2018, the Company issued 16,500 shares of its common stock in an exercise of warrant shares.

On August 31, 2018, the Company issued 2,000 shares of its common stock for related costs of debt.

On September 6, 2018, the Company issued 3,019 shares of its common stock for related costs of debt.

On September 6, 2018, the Company issued 25,050 shares of its common stock for consulting services.

On September 10, 2018, the Company issued 3,500 shares of its common stock to settle obligation.

On September 13, 2018, the Company issued 4,000 shares of its common stock to settle obligation.

On September 13, 2018, the Company issued 631 shares of its common stock for related costs of debt.

On September 13, 2018, the Company issued 13,600 shares of its common stock for consulting services.

On September 14, 2018, the Company issued 22,200 shares of its common stock in an exercise of warrant shares.

On September 17, 2018, the Company issued 4,000 shares of its common stock to settle obligation.

On September 17, 2018, the Company issued 8,000 shares of its common stock to settle obligation.

On September 18, 2018, the Company issued 20,000 shares of its common stock for consulting services.

On September 21, 2018, the Company issued 8,000 shares of its common stock to settle obligation.

On September 25, 2018, the Company issued 4,250 shares of its common stock for related costs of debt.

On September 26, 2018, the Company issued 4,500 shares of its common stock to settle obligation.

On September 26, 2018, the Company issued 32,432 shares of its common stock to settle obligation.

On September 27, 2018, the Company issued 2,000 shares of its common stock for consulting services.

On September 27, 2018, the Company issued 4,500 shares of its common stock for related costs of debt.

On September 28, 2018, the Company issued 5,000 shares of its common stock to settle obligation.

On October 2, 2018, the Company issued 3,000 shares of its common stock for related costs debt.

On October 2, 2018, the Company issued 2,937 shares of its common stock to an employee per their employment agreement.

On October 3, 2018, the Company issued 6,000 shares of its common stock to settle obligation.

On October 5, 2018, the Company issued 6,000 shares of its common stock to settle obligation.

On October 5, 2018, the Company issued 50,000 shares of its common stock to an employee per their employment agreement.

On October 5, 2018, the Company issued 2,500 shares of its common stock to consultants for their services.

On October 9, 2018, the Company issued 3,000 shares of its common stock for related costs debt.

On October 11, 2018, the Company issued 1,103,640 shares of its common stock to employees per their employment agreement.

On October 11, 2018, the Company issued 1,126,328 shares of its common stock to members of the board of directors per their employment agreement.

On October 11, 2018, the Company issued 27,027 shares of its common stock to settle obligation.

On October 11, 2018, the Company issued 1,306,811 shares of its common stock for consulting services.

On October 16, 2018, the Company issued 4,000 shares of its common stock to settle obligation.

On October 18, 2018, the Company issued 30,907 shares of its common stock to settle obligation.

On October 22, 2018, the Company issued 50,000 shares of its common stock to an employee per their employment agreement.

On October 22, 2018, the Company issued 17,000 shares of its common stock for related costs debt.

On October 24, 2018, the Company issued 1,429 shares of its common stock to an employee per their employment agreement.

On October 24, 2018, the Company issued 50,000 shares of its common stock to consultants for their services.

On October 24, 2018, the Company issued 5,000 shares of its common stock to settle obligation.

On October 25, 2018, the Company issued 20,000 shares of its common stock to consultants for their services.

On October 25, 2018, the Company issued 1,000 shares of its common stock for related costs of debt.

On October 26, 2018, the Company issued 10,000 shares of its common stock for related costs of debt.

On October 29, 2018, the Company issued 31,250 shares of its common stock to settle obligation.

On October 30, 2018, the Company issued 9,813 shares of its common stock to settle obligation.

On November 1, 2018, the Company issued 5,000 shares of its common stock to settle obligation.

On November 2, 2018, the Company issued 90,689 shares of its common stock to settle obligation.

On November 2, 2018, the Company issued 26,300 shares of its common stock for related costs of debt.

On November 2, 2018, the Company issued 57,406 shares of its common stock to an individual investor, resulting in net proceeds of $536,746.

On November 5, 2018, the Company issued 10,782 shares of its common stock for related costs of debt.

On November 5, 2018, the Company issued 9,015 shares of its common stock for related costs of debt.

On November 5, 2018, the Company issued 307,210 shares of its common stock to its Senior Credit Facility under the terms of the Facility.

On November 6, 2018, the Company issued 39,710 shares of its common stock to settle obligation.

On November 7, 2018, the Company issued 13,692 shares of its common stock to settle obligation.

On November 9, 2018, the Company issued 56,476 shares of its common stock to settle obligation.

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

FTE Networks, Inc.

Date: November 19, 2018	By:	/s/ Michael Palleschi
Michael Palleschi
Chief Executive Officer

Date: November 19, 2018	By:	/s/ David Lethem
David Lethem
Chief Financial Officer

