Form 10-K
period 2018-12-31
FTE Networks, Inc.
filed 2020-05-11
CIK 1122063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 000-31355

FTE NETWORKS, INC.

(Exact name of registrant as specified in its charter)

Nevada	81-0438093
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

237 W. 35th St., Ste 601, New York, NY 10001
(Address of principal executive offices)

Registrant’s telephone number, including area code: 1-877-878-8136

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value.	FTNW	NYSE American

Securities registered pursuant of section 12(g) of the Act: None

Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule-405 of the Securities Act. [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [  ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “larger accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates as of June 30, 2019, was approximately $10.1 million.

On May 1, 2020, there were 25,572,148 shares of common stock outstanding.

FTE NETWORKS, INC.

FORM 10-K

EXPLANATORY NOTE

This Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”) contains a restatement of the consolidated financial statements of FTE Networks, Inc. and its Subsidiaries (collectively, the “Company”) as of and for the year ended December 31, 2017, filed (and amended on April 30, 2018) with the Securities and Exchange Commission (the “SEC”) on April 18, 2018 (the “2017 Form 10-K”).

The decision to restate these financial statements stems from an announcement on April 2, 2019 on Form 8-K in which the Company determined that the previously issued audited financial statements as of and for the year ended December 31, 2017, and interim reviews to the financial statements for the periods ended March 31, June 30 and September 30, 2018 and 2017, should no longer be relied upon. The conclusion to prevent future reliance on the aforementioned financial statements resulted from the determination that such financial statements failed to properly account for certain convertible notes and other potentially dilutive securities.

Accordingly, the Company is filing this 2018 Form 10-K pursuant to Rule 8-02 of Regulation S-K and including the audited financial statements for the years ended December 31, 2018 and 2017. Therefore, any effects of error from the period prior to January 1, 2017 have been restated as of January 1, 2017, in the balance sheet. We have also restated the unaudited interim quarterly condensed consolidated financial statements as of and for the periods ended March 31, June 30, and September 30, 2018 and 2017 which are included in the footnotes to the financial statements filed within this 2018 Form 10-K. The sole purpose of these restatements is to correct the consolidated balance sheets and the statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows and related footnote disclosures as of and for the year ended December 31, 2017, and as of and for the periods ended March 31, June 30, and September 30, 2018 and 2017, for the following:

●	conversion features arising from notes and debentures issued by the Company which should have been accounted for as a non-cash embedded derivatives;

●	non-cash derivative accounting for warrants issued in 2017 and 2018 which should have been accounted for as derivative liabilities due to down round and full ratchet provisions;

●	reversal of unbilled accounts receivables previously recorded in revenue for the years ended December 31, 2017, 2016 and 2015;

●	equity grants issued to management expensed in the period of grant; and

●	other adjustments to the financial statements and related footnote disclosures for certain other corrections.

See Part 1, Item 1 Business, Recent Developments “Internal Investigation”

Additionally, as of the filing date of this report, the business of the Company has substantially changed as described in Part I, Item 1 of this report under the heading “Business”.

PART I

DEFINITIONS

In this Annual Report on Form 10-K, the words “FTE”, the “Company”, the “Registrant”, “we”, “our”, “ours” and “us” refer to FTE Networks, Inc. and, except as otherwise specified herein, to our subsidiaries.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes certain statements that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, all of which are based upon various estimates and assumptions that the Company believes to be reasonable as of the date hereof. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “seek,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of such terms or other comparable terminology. These statements involve risks and uncertainties that could cause the Company’s actual future outcomes to differ materially from those set forth in such statements. Such risks and uncertainties include, but are not limited to:

●	We have a history of net losses and expect to continue incurring losses for the foreseeable future;
●	Our ability to raise capital when needed and on acceptable terms and conditions;
●	Uncertainties relating to the impact of COVID-19 on our business, operations and employees;
●	Our ability to maintain sufficient liquidity;
●	We are past due in payment of our 2015 payroll taxes;
●	A significant slowdown or decline in economic conditions could adversely impact our results of operations;
●	Interruption or failure of our technology and communication systems could impair our ability to provide services;
●	The possibility that our current insurance coverage may not be adequate or that we may not be able to obtain a policy at acceptable rates;
●	Disagreements with taxing authorities with regard to tax positions we have adopted;
●	Interruptions to our information systems and cyber security or data breaches;
●	Liabilities under laws and regulations protecting the environment;
●	Loss of key personnel and effective transition of new management;
●	Our ability to successfully implement our strategic initiatives and achieve their anticipated impact;
●	The impact of changes to the supply of value of and returns on single-family rental assets;
●	Our ability to successfully integrate newly acquired properties into our portfolio of single-family rental properties;
●	Changes in the market value of our single-family rental properties and real estate owned;
●	Changes in interest rates;
●	The impact of adverse real estate, mortgage or housing markets; and
●	The impact of adverse legislative, regulatory or tax changes.

You should understand that the foregoing, as well as other risk factors discussed in this document, including those listed in Part I, Item 1A of this report under the heading “Risk Factors”, could cause future outcomes to differ materially from those experienced previously or those expressed in such forward-looking statements. The Company undertakes no obligation to publicly update or revise any information, including information concerning its net operating losses, borrowing availability or cash position, or any forward-looking statements to reflect events or circumstances that may arise after the date of this report. Forward-looking statements are provided in this Annual Report on Form 10-K pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of the estimates, assumptions, uncertainties and risks described herein.

Item 1. Business.

The following historical business description should be read in conjunction with the Consolidated Financial Statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

Our Corporate History

The Company was originally incorporated in the state of Nevada in May 2000 as Galaxy Specialties, Inc. On March 13, 2014, following a series of mergers, acquisitions and business combinations, the Company changed its name from Beacon Enterprise Solutions Group, Inc. to FTE Networks, Inc. The Company is headquartered in New York, New York.

Prior to October 2019, the Company was a provider of end-to-end design, construction management, build and support solutions for networks, data centers, residential, and commercial properties and services at Fortune 100/500 companies (our “Historical Business”). The Company’s primary activities included engineering, building, installation, maintenance and support solutions for state-of-the-art networks and commercial properties, including the following services: data-center infrastructure, fiber optics, wireless integration, network engineering, internet service provider, general contracting management and general contracting.

The Company had three operating subsidiaries:

(i)	Benchmark Builders, Inc. (“Benchmark”) was a leading full-service general construction management subsidiary that provided general contracting and construction management services on interior commercial spaces in the New York City market. As the primary operating subsidiary, Benchmark was spun out in October 2019 in connection with a strict foreclosure on the part of the senior creditors in exchange for the cancellation of the senior secured debt and other debt (the “Benchmark Foreclosure”).

(ii)	CrossLayer, Inc. (“CrossLayer”), the managed network provider subsidiary, was designed to equip commercial real estate property owners and businesses with custom platforms that enabled them to introduce and deliver managed network service to their tenants, while creating monetization opportunities previously available only to network operators. In an effort to stimulate revenue growth and reduce operating expenses, and in connection with a reoriented corporate strategy, FTE sold CrossLayer on January 16, 2020.

(iii)

Jus-Com, Inc. (dba “FTE Network Services”) is part of the core legacy business which focused on telecommunications solutions in the wireline and wireless telecommunications industry. Jus-Com provided outside plant solutions (“OSP”), that included all forms and methods of connecting the nation’s telecommunications infrastructure, and inside plant operations (“ISP”) which consisted of cable rack, wiring build-outs, infrastructure build-outs and cable installation, among other things. Jus-Com is still an operating subsidiary; however, its OSP component wound down in the first half of 2019; the ISP component remains an operating subsidiary.

Our Current Business and Corporate Strategy

Following a year of corporate and financial restructuring in response to the findings of an internal investigation (see Item 1. Business “Recent Developments”) which examined the acts and omissions of certain former officers and directors, and the loss of our principal operating subsidiary through a foreclosure by our former senior secured lenders, the Company was presented with an opportunity to acquire a real estate portfolio consisting of approximately 3,200 rental homes across the United States moving FTE into a new direction which current management believes offers substantial opportunity for the benefit of shareholders. Accordingly, on December 30, 2019, FTE acquired nearly 3,200 real estate properties by and through its newest subsidiary, US Home Rentals, LLC (the “Vision Transaction”).

RECENT DEVELOPMENTS

Internal Investigation

In current reports on Form 8-K filed on March 11, 2019 and March 22, 2019, the Company disclosed that it had entered into certain securities purchase agreements (the “Purchase Agreements”) with certain investors (the “Investors”), which the Company sold an aggregate principal amount of $22,700,000 in convertible notes (the “Notes”) between January 2017 and January 2019. Approximately $9,800,000 of principal and interest had been converted into 5,186,306 shares of the Company’s common stock through March 19, 2019. These issuances were not supported by a listing application with the New York Stock Exchange (“Exchange’), which resulted in the Company receiving a public reprimand letter from the NYSE Regulation Staff of the Exchange on March 25, 2019. On March 22, 2019, the Company announced the initiation of an independent investigation (the “Investigation”) of these issuances and engaged K&L Gates LLP and Credibility International, LLC, an independent forensic accounting firm (together, the “Team”) to conduct the Investigation.

Scope of the Investigation

The Investigation focused primarily on the following areas: (i) whether prior management, including former Chief Executive Officer (“former CEO”), Michael Palleschi, and former Chief Financial Officer (“former CFO”), David Lethem, had proper authorization to issue the Notes; (ii) whether the Company properly accounted for and disclosed certain expenses incurred by prior management; (iii) the use of personal credit cards by employees to pay routine Company expenses; (iv) whether the Company properly entered into and disclosed certain related party transactions (v) whether certain transactions were improperly reported to increase revenue; (vi) the payment of certain wage and salary amounts to employees; (vii) the Company’s interactions with its external auditors and (viii) issues related to Mr. Palleschi’s compensation.

In connection with the Investigation, the Team visited the Company’s Naples, Florida office and collected hard copy documents, created images of electronic equipment belonging to various members of the prior management team, copied many folders from the Company’s SharePoint database, conducted interviews with sixteen individuals, and collected and processed over four hundred thousand e-mails and documents.

Findings of the Investigation

The Team found the following:

1. Issuances of the Notes.

In numerous instances, prior FTE management, including Mr. Palleschi and Mr. Lethem, caused the Company to issue the Notes as well as other financings without proper Board authorization. Specifically, the Team found: (i) several issuances for which the supporting resolutions did not comply with Nevada state law and the Company’s bylaws; (ii) several issuances for which there were no Board resolutions; and (iii) several issuances for which the supporting resolutions had been falsified. Moreover, the prior management caused the Company to make incomplete disclosures about the Notes in its required SEC filings for fiscal year 2017 and the first three quarters of fiscal year 2018. Notably, because of the prior management, the Company did not disclose that each of the Notes contained a conversion feature that allowed the holders of the Notes to convert the debt into the Company’s common stock.

2. Reimbursement of Expenses and the Use of Personal Credit Cards for Business Expenses.

The Investigation revealed that prior management misused Company funds for personal expenses, including charter flights and automobile leases. The Team also found that prior management instructed FTE employees to charge FTE-related business expenses to their personal credit cards from 2018 forward. However, the Team found that the expenses charged pursuant to such instruction were largely business-related.

3. Related Party Transactions.

The Team found that prior management caused the Company to engage in numerous related party transactions, some of which were implemented to the Company’s detriment and were not disclosed properly or were not disclosed at all. Such transactions included loans provided to the Company by former officers and directors, as well as instances of deferred salary or deferred bonus pay. The Team identified transactions between the Company and former officers or directors, as well as between the Company and entities controlled by former officers or directors.

4. Revenue Recognition and Interaction with Auditors

The Team found that prior management caused the Company to improperly recognize revenue in 2016 and 2017. The revenue was recorded to unbilled Accounts Receivable and later written off in three separate transactions during 2018. The Team also found that members of prior management provided inaccurate and incomplete statements to the Company’s former independent registered public accounting firm, Marcum LLP (“Marcum”), regarding the basis for recognizing the revenue.

5. Payment of Certain Wages, Salary Amounts, and Payroll Expenses

The Team found that the Company’s former CEO, Mr. Palleschi, engaged in improper conduct in connection with his compensation including the following: (i) Mr. Palleschi, without proper authorization, caused the Company to amend his employment agreement, significantly increasing his salary and bonus pay; (ii) Mr. Palleschi, without proper authorization, caused the Company to grant him deferred compensation and to issue “demand notes,” which characterized the deferred compensation as debt of the Company owed to Mr. Palleschi, this mischaracterization resulted in the Company making three substantial wire transfers to Mr. Palleschi to pay him the amounts he was owed on the “demand notes; and (iii) Mr. Palleschi, without proper authorization, caused the Company to enter into a release agreement under which the Company agreed to pay amounts purportedly owed to Messrs. Palleschi and Lethem, in exchange for a mutual release. The Team also found that each of the payments noted above were made without the required withholding of income taxes. In addition, the Team identified multiple instances where Messrs. Palleschi and Lethem made or attempted unsupported cash payments to themselves and certain family members, through direct wire transfers, PayPal and other means. Furthermore, the Team identified three instances in which the Company paid each of its employees through direct wire transfer rather than through its outside payroll processing firm. In each instance the Company wired the amount due, net of income taxes, but failed to remit payroll taxes.

Further to the findings of the investigation as noted above, the Company also has found that former management created and distributed false and misleading documents to its internal accounting staff resulting in improper accounting for (i) convertible notes by removing certain language regarding conversion features and registration rights, (ii) revenue recognition by falsifying support for unbilled revenue, (iii) compensation and characterization of certain cash disbursements, (iv) related party transactions and (v) equity issuances which were later determined to be improperly authorized, and other issues. The Company also found that former management withheld requested documentation and similarly provided false and misleading documents to its former independent registered public accounting firm.

Remediation

The Company self-reported the matters raised in the Investigation to both the U.S. Securities and Exchange Commission (“SEC”) and the New York County District Attorney’s Office (“NYCDA”), and kept both agencies, along with the U.S. Attorney’s Office for the Southern District of New York (“SDNY”), updated on its progress throughout the Investigation. The Company continues to cooperate with all three agencies.

The Company has also taken numerous remedial actions in response to the findings of the Investigation. Most notably, the Company has made dramatic changes to its management team, completely replacing senior management, including Messrs. Palleschi and Lethem as well as a majority of the former Board of Directors. The Company has also restated its financial statements for fiscal year 2017 and the periods ended March 31, June 30 and September 30, 2018 and 2017, as discussed below. Among other things, the restatement corrects the improperly recognized revenue identified by the Investigation and accounts for the convertible feature of the Notes. In addition, the Company has taken significant steps to improve its policies and procedures and internal controls relating to, among other things, the following: (i) tracking, approving and disclosing all issuances of equity and debt; (ii) its expense reimbursement policy; and (iii) tracking, approving and disclosing related party transactions. See “Item 9A Controls and Procedures”.

Finally, to remedy deficiencies in its equity issuances, the Board of Directors held a total of four special meetings on April 29, May 7, May 8, and May 13, 2019, respectively, at which it reviewed all equity issuances and decided which issuances were (i) valid; (ii) noncompliant but should be ratified; (iii) noncompliant but would not be challenged; and (iv) noncompliant and should be nullified. As a result, certain issuances to convertible noteholders, current and former personnel and related parties were nullified. Additionally, the Company sent a letter to its shareholders, dated May 23, 2019, to notify them of noncompliant issuances that were approved and validated during the Board’s review.

Departure of Executive Officers

On January 17, 2019, Lynn Martin, the Company’s then-Chief Operating Officer, resigned from the Company, effective January 25, 2019.

On January 19, 2019, Michael Palleschi, was granted a temporary leave of absence by the Board. On May 11, 2019, Mr. Palleschi notified the Company of his resignation from the Company’s Board and as the Company’s CEO. On May 13, the Board accepted Mr. Palleschi’s resignation from the Board, without compensation and without a release, and terminated his employment as the Company’s CEO on May 13, 2019.

On January 19, 2019, Anthony Sirotka, the Company’s former Chief Administrative Officer, was appointed as the Company’s Interim CEO. On June 27, 2019, Mr. Sirotka was placed on administrative leave. Mr. Sirotka resigned on October 2, 2019.

On March 11, 2019, David Lethem, the former CFO, resigned from the Company, effective March 11, 2019.

Non-Reliance on Previously Issued Financial Statements

The Company announced on April 2, 2019 that the Audit Committee (“Audit Committee”) of FTE, following a communication by Marcum, LLP, the Company’s former registered independent public accounting firm, concluded that previously issued audited financial statements as of and for the year ended December 31, 2017, and interim reviews of the financial statements for the periods ended March 31, June 30, and September 30, 2018 and 2017, should no longer be relied upon. The conclusion to prevent future reliance on the aforementioned financial statements resulted from the determination that such financial statements failed to properly account for certain convertible notes and other potentially dilutive securities. Specifically, the Company identified a potential issue related to the accounting related to certain convertible notes and other potentially dilutive securities the Company issued in 2017, 2018, and during January of 2019.

On June 11, 2019, the Audit Committee, following a communication by Marcum, concluded that the Company’s previously issued audited financial statements as of and for the years ended December 31, 2017 and 2016 and completed interim reviews for the periods ended March 31, June 30, and September 30, 2018, 2017 and 2016 should no longer be relied upon. The conclusion on June 11, 2019 to add the aforementioned 2016 financial statements to those statements which should no longer be relied upon resulted from determinations made as part of the Company’s ongoing restatement effort that certain items, including revenues originally recognized in 2016, should no longer be recognized.

Amendment No. 4 to Lateral Credit Agreement

On February 12, 2019, the Company and certain of its wholly-owned subsidiaries entered into Amendment No. 4 (the “Fourth Amendment”) to the credit agreement dated October 28, 2015, by and among Jus-Com, Inc., certain other Company subsidiaries, Lateral Juscom Feeder LLC (“Lateral”) and several lenders party thereto (together with Lateral, the “Lenders”) (as amended, the “Credit Agreement”). The Fourth Amendment provided for, among other things, $12,632,000 in delayed draw loans (the “Delayed Draw Term Loans”). The Delayed Draw Term Loans had a maturity date of March 31, 2019, and an interest rate of 12% and 4% of paid in kind interest, payable quarterly in arrears according to the terms of the Credit Agreement. In addition, the Company and the Lenders agreed to enter into a restructuring services agreement, in form and substance acceptable to the Lenders in their sole discretion, on or prior to February 28, 2019, which date was extended on several occasions by the parties. Lateral is controlled by Richard de Silva, who joined the Company’s Board of Directors on October 18, 2019.

The Fourth Amendment also provided for (i) amendments to the employment agreements between Benchmark, our former principal operating subsidiary, and Fred Sacramone and Brian McMahon, the founders of Benchmark who sold Benchmark to the Company in April of 2017 (the “Benchmark Sellers”); (ii) the issuance of a promissory note to Fred Sacramone for cash received in the principal amount of $1,000,000 (the “Sacramone Bridge Note”), which note originally matured on March 31, 2019, and was subsequently amended and restated on July 2, 2020 to extend the maturity date to September 30, 2020, and for which Mr. Sacramone was issued 356,513 shares of the Company’s common stock; (iii) the appointment of a finance transformation officer (who was acting in the capacity of Chief Financial Officer from January 23, 2019 through July 15, 2019); and (iv) the issuance of an aggregate of 1,698,580 shares of the Company’s common stock to the Lenders.

Restructuring of Lateral Credit Agreement and Designation of Series H Preferred Stock

On July 2, 2019, the Company completed the debt restructuring contemplated under the Fourth Amendment by entering into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”) among the Company, Lateral and several Lenders. The Company also amended and restated the Series A convertible notes (as amended, the “Series A Notes”), Series B promissory notes (as amended, the “Series B Notes”) issued to the Benchmark Sellers, and the Sacramone Bridge Note (together with the Series A Notes and the Series B Notes, the “Benchmark Notes”).

Amended and Restated Credit Agreement Summary

Pursuant to the Amended and Restated Credit Agreement, the Delayed Draw Term Loans, which were continued as super senior term loans with an aggregate outstanding balance of $12,900,000 (the “Super Senior Term Loans”) were amended to: (i) extend the maturity to September 30, 2020; (ii) amend the interest rate to 12% per annum payable in cash; (iii) add a 4% extension fee to the principal amount (subject to reduction); and (iv) provide for monthly amortization payments based on available cash flow. In addition, the existing term loans under the Credit Agreement, with an aggregate balance of approximately $37,900,000 (“Lateral’s Existing Term Loans”) were amended to: (i) extend the maturity to April 30, 2021; (ii) amend the interest rate to 12% per annum payable in cash; (iii) add a 4% extension fee to the principal amount thereof (subject to reduction); and (iv) include monthly amortization payments based on available cash flow.

As consideration for the Amended and Restated Credit Amendment, the Company issued to the Lenders 1,500,000 shares of the Company’s common stock and warrants (the “Warrants”) exercisable to purchase 3,173,731 shares of the Company’s common stock (collectively, the “Lender Securities”) with an initial exercise price of $3.00 per share. Pursuant to the terms of the Warrants, in the event the Super Senior Term Loans were not paid and satisfied by October 31, 2019, the exercise per share of half of the Warrants would be automatically reset to $0.01 and in the event the Super Senior Term Loans were not paid by December 31, 2019, the exercise per share of the other half of the Warrants would be automatically reset to $0.01. The Company also agreed that on December 31, 2019, the aggregate number of shares of the Company’s common stock issuable upon exercise of the Warrants would be automatically adjusted on December 31, 2019 such that that Lateral and its affiliates would beneficially own, in the aggregate, inclusive of all shares of the Company’s common stock previously issued, 25% of the outstanding shares of the Company’s common stock on a fully-diluted basis, subject to certain exceptions.

As additional consideration for the Amended and Restated Credit Agreement, the Company and Lateral entered into a registration rights agreement (the “Registration Rights Agreement”) whereby the Company agreed to register the Company’s common stock issued to Lateral. The Company and Lateral also entered into an investor rights agreement (the “Investor Rights Agreement”) whereby the Company agreed that within sixty days of its execution, the Company would set the number of directors on its Board of Directors at seven and Lateral would be entitled to nominate one of such seven directors.

Series A Notes and Series B Notes & Designation of Series H Preferred Stock

The Series A Notes and Series B Notes were also amended to extend the maturity date to July 30, 2021 and to amend the interest rate to 8% per annum to be paid in kind until the borrowings under the Amended and Restated Credit Agreement were repaid in full. The Sacramone Bridge Note was amended to extend the maturity date to September 30, 2020, to capitalize the accrued interest as of July 2, 2019 and to provide for monthly cash interest payments. Additionally, all of the foregoing notes were amended to provide for monthly amortization payments based on available cash flow.

As consideration for amending and restating the Benchmark Notes, the Company entered into subscription agreements (the “Subscription Agreements”) pursuant to which it issued to the Benchmark Sellers an aggregate of 1,951 shares of the Company’s Series A Preferred Stock and 296 shares of the Company’s Series A-1 Preferred Stock (collectively, the “Series A Preferred”), which the Benchmark Sellers immediately exchanged, pursuant to exchange agreements (the “Exchange Agreements”), for an aggregate of 100 shares of a new series of preferred stock (the “Series H Preferred,” and together with the Series A Preferred, the “Preferred Stock”). The Series H Preferred had no dividend rights, no liquidation preference, was not convertible and had perpetual voting rights equivalent to 51% of the total number of votes that could be cast by all outstanding shares of capital stock of the Company.

Foreclosure by Senior Secured Lenders

During July 2019, the Company was notified that judgments had been entered against the Company in favor of six holders of the Company’s convertible notes in the state of New York. Certain of these convertible noteholders sought to levy against the bank account of the Company’s former subsidiary, Benchmark, and filed an order directing the Company to turn over all of the Company’s assets. The Company’s failure to satisfy, vacate or stay these judgments constituted an event of default under the Credit Agreement.

As a result, on October 10, 2019, the Company consented to a Proposal for Surrender of Collateral and Strict Foreclosure (the “Foreclosure Proposal”), from Lateral, Lateral Builders LLC (“Lateral Builders”) and Benchmark Holdings, LLC (“Benchmark Holdings” and together with Lateral Recovery LLC (“Lateral Recovery”), the (“Foreclosing Lenders”)), pursuant to which the Lenders took possession and ownership of the Subject Collateral (see below) by means of a strict foreclosure by the Foreclosing Lenders (the “Benchmark Foreclosure”).

Pursuant to the Foreclosure Proposal, the Company transferred; (i) to Benchmark Holdings all of its (a) equity interests in Benchmark, the Company’s principal operating subsidiary, and (b) cash on hand in excess of levels specified in the Foreclosure Proposal; and (ii) to Lateral Recovery, all of the Credit Parties’ interests in certain commercial tort litigation claims, fraud claims, and insurance claims as specified in the Foreclosure Proposal (collectively, the “Subject Collateral”).

Also pursuant to the Foreclosure Proposal, Benchmark transferred $3,000,000 of cash to the Company. Additionally, Benchmark agreed to make a monthly cash payment to the Company, in the amount of $300,000 per month (the “Working Capital Cash Payments”), for purposes of funding certain of the Company’s remaining obligations related to accounts payable, indebtedness for borrowed money, convertible note obligations and other matters specified in the Foreclosure Proposal (the “Remainder Obligations”). Working Capital Cash Payments were to continue until the earlier of (i) October 10, 2021, (ii) the repayment in full of the Remainder Obligations or (iii) the occurrence of a Working Capital Termination Event (as defined in the Foreclosure Proposal). The cash infusion and Working Capital Cash Payments provided the opportunity for the Company to receive total cash payments of up to $10,200,000 over the next 24 months. Benchmark made a total of two Working Capital Cash Payments to the Company—one in each of the months of November and December of 2019—for aggregate Working Capital Cash Payments of $600,000.

Benchmark Holdings, as the holder of the following of the Company’s obligations, absolutely and unconditionally released and forever discharged the Company and the other Credit Parties from certain indebtedness previously held by Niagara Nominee L.P. totaling $4,900,000, Lateral’s Existing Term Loans totaling $42,300,000 and the Super Senior Term Loans totaling $13,500,000 as each such term is defined in the Credit Agreement. Accordingly, Lateral’s Existing Term Loans and the Super Senior Term Loans were deemed fully paid and satisfied.

Additionally, pursuant to an Agreement Regarding Debt and Series H Preferred Stock (the “Debt and Series H Agreement”), dated October 10, 2019, entered into between the Company and Fred Sacramone and Brian McMahon, Messrs. Sacramone and McMahon released the Company and its affiliates from (i) all obligations represented by the Sacramone Bridge Note per the Credit Agreement, which had an outstanding amount equal to approximately $1,030,000 and (ii) indebtedness represented by the Series B Notes in the amount of $19,000,000. As a result, the total amount remaining outstanding under the Series A Notes and Series B Notes was $28,000,000 (the “Remaining Indebtedness”) with a due date of December 31, 2019.

The total debt relief provided pursuant to the Foreclosure Proposal and the related agreements and arrangements equaled an aggregate of $80,700,000.

In accordance with the Debt and Series H Agreement, the Remaining Indebtedness was to be automatically released and discharged as of December 31, 2019 unless (i) on or before November 10, 2019, the Company entered into a business combination transaction that enabled the Company’s common stock to remain listed on the NYSE American Exchange or any other U.S. national securities exchange and (ii) such business combination transaction was consummated on or before December 31, 2019 (such transaction, a “Qualified Business Combination”). Additionally, the Debt and Series H Agreement also required Messrs. Sacramone and McMahon to sell their shares of Series H Preferred Stock to the Company for a nominal price in the event an agreement for a Qualified Business Combination was entered into on or before November 10, 2019, and such Qualified Business Combination was consummated on or before December 31, 2019.

On November 8, 2019, the Company and Messrs. Sacramone and McMahon entered into an amendment to the Debt and Series H Agreement, pursuant to which the parties agreed to extend the date by which an agreement for a Qualified Business Combination must be entered into from November 10, 2019 to December 31, 2019 and to extend the date by which a Qualified Business Combination must close from December 31, 2019 to February 28, 2020.

On December 23, 2019, the Company entered into a separate agreement with Messrs. Sacramone and McMahon pursuant to which the Company repurchased all outstanding shares of its Series H Preferred Stock from Messrs. Sacramone and McMahon for a payment of $1.00 per share, as a result of which no shares of Series H Preferred Stock remain outstanding.

The Remaining Indebtedness remains an unpaid and outstanding Company liability. As of December 31, 2019, the outstanding balance of the Remaining Indebtedness was $28,280,465, including principal of $28,000,000 and paid in kind interest of $280,465 (subject to the adjustment described below).

In order to facilitate the continued inflow of additional cash infusions from Benchmark and other agreements pertaining to the Remaining Indebtedness, the Board also determined that, as result of the completion of the Vision Transaction, Benchmark would no longer be obligated to continue making Working Capital Cash Payments to the Company. On January 10, 2020, Benchmark loaned $300,000 to the Company with a maturity date of October 1, 2020 and an annual interest rate of 10%. Furthermore, on January 27, 2020, the Company issued two senior promissory notes to Benchmark, one in the principal amount of $4,129,000 and the other in the principal amount of $600,000 (collectively, the “Senior Notes”), each such note secured by all of the Company’s non-real estate assets. The $4,129,000 note, which matures on December 1, 2020 and has an interest rate of 10%, obligates the Company to repay all monies previously paid or transferred to the Company pursuant to the Foreclosure Proposal, including (i) $3,000,000 in cash; (ii) two Working Capital Cash Payments totaling $600,000; and (iii) approximately $500,000 in cash remaining in a Benchmark bank account, was issued in consideration of a $6,000,000 reduction to the $28,000,000 Remaining Indebtedness. The $600,000 note, which matures on December 1, 2020 and has an interest rate of 10%, was issued to evidence the loan received by Benchmark on January 10, 2020 in the principal amount of $300,000 and an additional $300,000 loan from Benchmark received on January 27, 2020. As of the date of this filing the Remaining Indebtedness is $22,228,356 which includes $22,000,000 of principal, $155,106 of paid in kind interest and accrued interest of $73,250.

On May 1, 2020, the parties entered into a second amendment to the Debt and Series H Agreement (the “Second Amendment”) pursuant to which Messrs. Sacramone and McMahon agreed to release and forever discharge the Remaining Indebtedness on the date on which the NYSE American Exchange files a Form 25 with the Securities and Exchange Commission (the “SEC”), delisting the Company’s common stock (the “Termination Date”), provided that in no event shall the Termination Date be any sooner than July 1, 2020 or any later than October 1, 2020.

Appointment of New Board and Committee Members

On April 1, 2019, James E. Shiah was appointed to the Board, effective April 15, 2019. Mr. Shiah joined then-directors Luisa Ingargiola, Christopher Ferguson, Patrick O’Hare, Brad Mitchell, and Fred Sacramone.

On May 29, 2019, Ms. Ingargiola and Messrs. Ferguson, O’Hare, and Mitchell resigned from the Board.

Jeanne Kingsley and Stephen Berini were appointed to the Board, effective June 10, 2019. Ms. Kingsley and Mr. James Shiah were appointed to the Audit Committee, which committee Mr. Shiah chaired. Mr. Shiah was also appointed to the Company’s Compensation Committee and its Nominating and Corporate Governance Committee. On June 24, 2019, Richard Omanoff was appointed to the Board and to be chair of the Nominating and Corporate Governance Committee. Mr. Omanoff was joined by Irving Rothman, who was appointed to the Board, effective June 25, 2019 and was appointed to the Company’s Audit, Compensation, and Nominating and Corporate Governance Committee.

On September 16, 2019, Irving Rothman resigned from the Board, followed by James Shiah, Jeanne Kingsley, and Stephen Berini who all resigned from the Board effective October 9, 2019.

On October 18, 2019, concurrent with the resignation of Fred Sacramone and Richard Omanoff, the Board appointed Michael P. Beys, Joseph F. Cunningham, Jr., Richard de Silva and Peter Ghishan as directors. The Board determined that each of Messrs. Beys, Cunningham and Ghishan is “independent” under NYSE American listing standards and other governing laws and applicable regulations, including Rule 10A-3 under the Securities Exchange Act of 1934, as amended. Accordingly, Messrs. Cunningham and Ghishan were appointed to serve on the Audit Committee. Mr. Cunningham was appointed to serve as the chair of the Audit Committee and the Board determined that he was financially sophisticated as defined in the NYSE American governance standards. Messrs. Beys and Cunningham were appointed to serve on the Compensation Committee and Messrs. Beys and Ghishan were appointed to serve on the Nominating and Corporate Governance Committee.

Appointment of Interim CEO

On June 13, 2019, the Board of Directors appointed Fred Sacramone as the Company’s Co-Interim Chief Executive Officer. On June 27, 2019, the Board of Directors appointed Mr. Sacramone as the Company’s Interim Chief Executive Officer. Mr. Sacramone resigned on October 21, 2019, concurrent with the appointment of Stephen M. Goodwin.

Appointment of Interim CEO

On October 21, 2019, the Board of Directors appointed Stephen M. Goodwin as the Company’s Interim Chief Executive Officer. Mr. Goodwin replaced Fred Sacramone, who resigned concurrent with Mr. Goodwin’s appointment.

Appointment of Interim CEO

On December 11, 2019, the Board of Directors appointed Michael P. Beys as the Company’s Interim Chief Executive Officer. Mr. Beys replaced Stephen M. Goodwin, who resigned concurrent with Mr. Beys appointment. The Board of Directors appointed Mr. Goodwin as the Company’s Executive Vice President of Operations. Upon Mr. Beys’ appointment as Interim Chief Executive Officer, the Board of Directors determined that he no longer qualified as “independent” under NYSE American listing standards and applicable regulations, including Rule 10A-3 under the Securities Exchange Act of 1934, as amended. Accordingly, the Board of Directors replaced Mr. Beys on the Compensation Committee with Mr. Ghishan and replaced Mr. Beys on the Nominating and Corporate Governance Committee with Mr. Cunningham.

Suspension of Trading of Common Stock

During March 2019, the Company received a series of letters from the NYSE American concerning its failure to comply with various continued listing requirements under the NYSE American Company Guide. On December 17, 2019, the Company received a letter from the staff of NYSE Regulation (the “Staff”), on behalf of the Exchange, stating that it had determined to commence proceedings to delist the Company’s common stock from the Exchange because, according to the Exchange, the Company or its management had engaged in operations that, in the opinion of the Exchange, were contrary to the public interest. On December 17, 2019 at market close, the Company’s common stock was suspended from trading on the NYSE American Market. The Company appealed this determination to the NYSE Listing Qualifications Panel (the “Panel”) of the Exchange’s Committee for Review, and a hearing regarding the Company’s continued listing was held on February 13, 2020. On March 9, 2020, the NYSE Office of General Counsel notified the Company that the Panel had determined to affirm the Staff’s decision to delist the Company’s shares from NYSE. The Company has since initiated steps to seek review of and/or appeal the Panel’s determination.

As of the date of the filing of this report, the Company’s common stock was listed on the NYSE American Market under the symbol FTNW but continued to be suspended from trading. In the event the common stock is delisted from the NYSE American Market, the Company intends to pursue other opportunities to have the common stock traded on a stock market, which may include one of the trading platforms operated by OTC Markets Group or another stock market.

Acquisition of Vision Property Assets

On December 20, 2019, the Company entered into a purchase agreement (the “Vision Purchase Agreement”) with (i) US Home Rentals LLC, a Delaware limited liability company and direct wholly owned subsidiary of FTE (“Acquisition Sub”), (ii) the holders (the “Equity Sellers”) of 100% of the equity interests in entities owned by the Equity Sellers that collectively hold a real estate asset portfolio consisting of 3,184 rental homes located across the United States (the “Entities”), (iii) Vision Property Management, LLC, a South Carolina limited liability company (“Vision” and together with the Equity Sellers, the “Sellers”), and (iv) Alexander Szkaradek, in his capacity as the representative of the Sellers (the “Sellers’ Representative”). On December 30, 2019, the parties amended the Vision Purchase Agreement (the “Amendment”) in order to address certain changes to the Vision Purchase Agreement, including, among other things, to allow the $9,750,000 balance of the cash portion of the purchase price to be paid in cash or short-term promissory notes, and to reduce the Sellers’ indemnification deductible to $100,000. On December 30, 2019, the Company completed the acquisition of the Entities pursuant to the Vision Purchase Agreement, as amended.

Pursuant to the Vision Purchase Agreement, as amended, Acquisition Sub purchased (a) all of the equity interests in the Entities and (b) all of Vision’s assets that are related to its business, including certain assumed contracts and assumed intellectual property, excluding certain specified assets for aggregate consideration of $350,000,000, consisting of (i) $250,000 of cash; (ii) $9,750,000 in promissory notes payable on or before March 31, 2020 as extended by the forbearance period; (iii) the amount of outstanding indebtedness of the Entities, which is approximately $80,000,000; (iv) 4,222,474 shares of the Company’s common stock, par value $0.001, which the parties valued at $32,000,000; and (v) shares of a newly designated Series I Non-Convertible Preferred Stock having an aggregate stated value equal to $228,000,000, which is subject to adjustment.

Divestiture of CrossLayer, Inc.

On January 16, 2020, the Company entered into an asset purchase agreement (the “CrossLayer Purchase Agreement”) with CBFA Corporation, pursuant to which CBFA acquired approximately $73,000 in accounts payable and approximately $100,000 in long-term supplier contracts.

Appointment of Interim CFO

On May 5, 2020, the Board of Directors formally appointed Ernest J. Scheidemann as the Company’s interim CFO and principal financial officer. In connection with his formal appointment, Mr. Scheidemann and the Company intend on entering into an Interim CFO Services Agreement. Mr. Scheidemann is a Certified Public Accountant. He holds a Certified Global Management Accountant and Certified Financial Forensics designation issued from the American Institute of CPAs. Mr. Scheidemann received a BA in Accounting from William Paterson University and MBA in Finance and International Business from Seton Hall University.

Employees

As of December 31, 2018, the Company, together with its subsidiaries, employed 289 full-time employees and 1 part-time employees. The number of employees varied according to the level of the Company’s work in progress. The Company maintained a nucleus of technical and managerial personnel to supervise all projects and added employees as needed to complete specific projects.

As of May 1, 2020, the Company, together with its subsidiaries, has 44 full-time employees and contractor staff and no part-time employees. The number of employees and job-site contractors varies according to the level of the Company’s work in progress. The Company maintains a nucleus of technical and managerial personnel to supervise all projects and adds employees and job-site contractors as needed to complete specific projects.

Intellectual Property

The Company has trademarks, trade names and licenses that it believes are necessary for the operation of its business as it is currently conducted. The Company does not consider its trademarks, trade names or licenses to be material to the operation of the business.

Available Information

The Company is subject to the informational requirements of the Securities Exchange Act of 1934 (the Exchange Act). Accordingly, the Company files periodic reports, proxy statements and other information with the SEC. These reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE., Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330.

The Company makes available, free of charge on its website, the Company’s Annual Report on Form 10-K, Quarterly Reports on Forms 10-Q, Current Reports on Forms 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as practicable after we electronically file these documents with, or furnish them to, the SEC. These documents may be accessed through the Company’s website at www.ftenetwork.com under “Investor Relations.” The information posted or linked on the website is not part of this report. The Company also makes its Annual Report available in printed form upon request at no charge. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding FTE Networks and other issuers that file electronically with the SEC.

The Company also makes available on its website, as noted above, or in printed form free of charge upon request, the Company’s Code of Ethics and the charters for the Audit, Compensation, and Nominating and Corporate Governance committees of the Board of Directors.

ITEM 1A. RISK FACTORS.

The following discussion identifies the most significant risks or uncertainties that could (i) materially and adversely affect our business, financial condition, results of operations, liquidity or prospects or (ii) cause our actual results to differ materially from our anticipated results or other expectations. The following information should be read in conjunction with the other portions of this report, including “Special Note Regarding Forward-Looking Statements,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. Please note that the following discussion is not intended to comprehensively list all risks or uncertainties faced by us. Our operations or actual results could also be similarly impacted by additional risks and uncertainties that are not currently known to us, that we currently deem to be immaterial, that may arise in the future or that are not specific to us, such as general economic conditions. If any of the events or circumstances described in the following risks occurs, our business, financial condition or results of operations could be materially adversely affected.

Risks Related to Our Financial Results, Financing Plans and Indebtedness

We have limited capital resources and business operations, and we will need additional funds in order to continue as a viable enterprise. There is no guarantee that we will be able to generate those funds from our limited business operations.

As previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2019, the Company accepted a foreclosure proposal by the Company’s lenders under that certain Amended and Restated Credit Agreement, dated as of July 2, 2019, which proposal included the strict foreclosure by the lenders of all of the Company’s equity interests in Benchmark, which was our primary operating subsidiary, and certain other assets of the Company.

At December 31, 2018, the Company had $95,502,000 in negative working capital and $12,170,000 in cash and cash equivalents. Following the foreclosure, the Company has very limited capital resources and limited business operations, which only include our subsidiaries Jus-Com, Inc. and US Home Rentals LLC.

As of the date of this filing, our cash and cash equivalents are insufficient to sustain operations in the near term. We have substantial cash requirements, which consist of payment obligations under existing indebtedness, settlement agreements for indebtedness incurred by former management, payroll and other corporate expenses. Currently, our primary sources of cash have been from short-term borrowings and financings, which prospects have been hampered as a result of the uncertainty as to the severity and duration of the COVID-19 pandemic (which has led to disruption and volatility in the financial and real estate markets). And even though we have already taken measures to mitigate the effect of COVID-19 on our business, including negotiating extensions or deferrals on outstanding debt and placing certain employees in impacted markets on furlough, there is no assurance that these efforts will be enough to support our daily operations in the near term without additional financing.

In addition to the above-mentioned mitigating strategies, we are considering and actively pursuing various types of financing alternatives, including financings that leverage unencumbered properties in our real estate portfolio and have applied for a loan under the Paycheck Protection Program (“PPP”) and the Economic Injury Disaster Loan Program (“EIDL”) pursuant to the recently enacted CARES Act through the U.S. Small Business Association programs. However, there is no assurance that we will be able to obtain PPP or EIDL proceeds as a result of program limitations, our credit profile or other factors or that we will be able to secure additional financing on terms that are favorable to us, or at all. We believe our debt and equity financing prospects will improve once we are current in our Exchange Act filings and we are able to resume trading on a national stock exchange or on an over-the-counter market, although no assurances can be provided in that regard either. And while we believe in the viability of our strategy to increase revenues and raise additional funds, we are unable to predict the impact of COVID-19 on our operations and liquidity, and depending on the magnitude and duration of the COVID-19 pandemic, such impact may be material.

Our failure to successfully implement our growth plan may adversely affect our financial performance.

We are prone to all of the risks inherent in growing a business. You should consider the likelihood of our future success to be highly speculative in light of the limited resources, problems, expenses, risks and complications frequently encountered by entities at our current stage of development. As our growth plan is pursued, we may encounter difficulties expanding and improving our operating and financial systems to maintain pace with the increased complexity of the expanded operations and management responsibilities.

To address these risks, we must, among other things:

●	implement and successfully execute our business and marketing strategy;

●	continue to develop new products and upgrade our existing products;

●	respond to industry and competitive developments;

●	attract, retain, and motivate qualified personnel; and

●	obtain equity or debt financing on satisfactory terms and in timely fashion in amounts adequate to implement our business plan and meet our obligations.

We may not be successful in addressing these risks and if we do not, our business prospects, financial condition and results of operations would be materially adversely affected.

Debt financing agreements we enter into may contain a number of restrictive covenants which will limit our ability to finance future operations, acquisitions or capital needs or engage in other business activities that may be in our interest.

If the Company has the need for additional liquidity through debt financing, any related credit arrangements and indentures may contain a number of significant covenants that could impose operating and other restrictions on us and our subsidiaries. Such restrictions could affect, and in many respects could limit or prohibit, among other things, our ability and the ability of some of our subsidiaries to:

●	incur additional indebtedness;

●	create liens;

●	pay dividends and make other distributions in respect of our equity securities;

●	redeem or repurchase our equity securities;

●	distribute excess cash flow from foreign to domestic subsidiaries;

●	make investments or other restricted payments;

●	sell assets; and

●	effect mergers or consolidations.

These restrictions could limit our ability to plan for or react to market or economic conditions or meet capital needs or otherwise restrict our activities or business plans, and could adversely affect our ability to finance our operations, acquisitions, investments or strategic alliances or other capital needs or to engage in other business activities that would be in our interest.

If we are required to repay our outstanding notes, we would need to raise additional funds. Failure to repay our notes could subject us to legal action, including, but not limited to, judgements being entered against us.

We entered into settlement agreements with certain holders of convertible notes, whose notes were deemed to have been issued without the requisite corporate authorization following the findings of our independent investigation announced on June 13, 2019 (See Item 1 Business, Recent Development “Internal Investigation”). Of the noteholders with whom we were unable to reach settlement terms, six filed purported confessions of judgment. We have since entered into settlement agreements with all holders of judgments previously entered against us, which require us to make monthly payments in accordance with respective payout schedules. To date, we have requested and received several forbearances/deferrals on certain of the monthly payments owed in connection with these settlements and may have to request additional forbearances and/or deferrals in the future. As of the date of this filing, there is an aggregate balance owing of approximately $4,471,000 to these noteholders, exclusive of the convertible redeemable note in the amount of $1,800,000 to GS Capital Partners, LLC (“GS Capital”) issued on March 10, 2020. If we were unable to repay these notes when required, the noteholders could commence legal action against us to recover the amounts due, including possibly filing confessions of judgment. Any such action would have an adverse effect on our financial condition and results of operations. Additionally, we issued $9,750,000 of promissory notes as part of the of the purchase consideration for the Vision Transaction, which notes were payable in full on March 31, 2020 (the “Vision Notes”). As of the date of this filing, we have made partial payments against the Vision Notes but we were unable to repay the Vision Notes by their stated maturity date. We are currently negotiating forbearance agreements and are actively pursuing multiple potential sources of additional debt and equity capital to fund repayment of the Vision Notes. There is, however, no assurance that we will be successful in obtaining forbearance agreements or securing suitable financing. If we are not able to obtain forbearance agreements and/or do not succeed in raising additional capital in a timely fashion, the Vision noteholders may seek to enforce their rights under the Vision Notes through the judicial process, which could result in a material adverse effect on our results of operations and financial condition.

Risks Related to Ownership of Our Common Stock

Our insiders and affiliated parties beneficially own a significant portion of the aggregate voting power of our capital stock.

As of the date of hereof, our executive officers, directors, their affiliated parties and holders of 10% or more of our common stock beneficially own approximately 41.1% of our common stock. As a result, our officers, directors, their affiliated parties and holders of 10% or more of our common stock will have a controlling interest and the ability to:

●	elect or defeat the election of our directors;

●	amend or prevent amendment of our certificate of incorporation, as amended, or bylaws;

●	effect or prevent a merger, sale of assets or other corporate transaction; and

●	affect the outcome of any other matter submitted to the stockholders for vote.

Affiliated party stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempt to obtain control of us, which in turn could reduce the price of our common stock or prevent our stockholders from realizing any gains from our common stock. In addition, any sale of a significant amount of our common stock held by our directors, executive officers, and affiliated parties, or the possibility of such sales, could adversely affect the market price of our common stock.

The market for our common stock is limited and you may not be able to sell your common stock.

Our common stock is currently listed on the New York Stock Exchange. The NYSE American has suspended the trading of our common stock and commenced delisting proceedings of our common stock. We are appealing the NYSE American delisting proceedings, but there can be no assurance our common stock will resume trading or that our common stock will continue to be listed. If we are unsuccessful in our appeal of the NYSE American hearing panel’s decision to delist our common stock, or if our appeal is successful and thereafter we are unable to meet the NYSE American continued listing requirements, the NYSE American may delist our common stock, which could have an adverse impact on us and the liquidity and market price of our stock. Even if we remain listed and trading of our common stock resumes, we expect the market for purchases and sales of our common stock will be limited and therefore the sale of a relatively small number of shares could cause the price to fall sharply. Accordingly, it may be difficult to sell shares quickly without significantly depressing the value of our common stock. Unless we are successful in developing continued investor interest in our common stock, sales of our common stock could result in major fluctuations in the price of our common stock.

The price of our common stock is likely to be volatile and subject to fluctuations.

If our revenues do not grow or grow more slowly than we anticipate, or, if operating or capital expenditures exceed our expectations and cannot be adjusted accordingly, or if some other event adversely affects us, the market price of our common stock could decline. Fluctuations in our stock price may be influenced by, among other things, general economic and market conditions, conditions or trends in our industry, changes in the market valuations of other telecommunications companies, announcements by us or our competitors of significant acquisitions, strategic partnerships or other strategic initiatives, and trading volumes. Many of these factors are beyond our control but may cause the market price of our common stock to decline, regardless of our operating performance. Moreover, if the stock market in general experiences a loss in investor confidence or otherwise fails, the market price of our common stock could fall for reasons unrelated to our business, results of operations and financial condition. The market price of our common stock also might decline in reaction to events that affect other companies in our industry even if these events do not directly affect us.

Investors may experience dilution of their ownership interests because of the future issuance of additional shares of our common stock.

In the future, we may issue additional authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of common stock may create downward pressure on the trading price of the common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with any capital raising efforts.

Stockholders who hold unregistered shares of our common stock may be subject to resale restrictions pursuant to Rule 144, due to the fact that we are deemed to be a former “shell company.”

Pursuant to Rule 144 of the Securities Act (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations and either (i) no or nominal assets, (ii) assets consisting solely of cash and cash equivalents or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets. While we do not believe that we are currently a “shell company,” we were previously a “shell company” and are deemed to be a former “shell company” pursuant to Rule 144, and as such, sales of our securities pursuant to Rule 144 may not be able to be made unless we continue to be subject to Section 13 or 15(d) of the Exchange Act, and have filed all of our required periodic reports for at least the previous one year period prior to any sale pursuant to Rule 144. As a result, it may be harder for us to fund our operations and pay our consultants with our securities instead of cash. Our status as a former “shell company” could prevent us from raising additional funds, engaging consultants, and using our securities to pay for any acquisitions.

If we are unsuccessful in our appeal of the NYSE American decision to delist our common stock, or if our appeal is successful and we are thereafter unable to meet the NYSE American continued listing standards, our common stock may be delisted from the NYSE American equities market, which would likely cause the liquidity and market price of our common stock to decline.

Our common stock is currently listed on the NYSE American. The NYSE American has suspended the trading of our common stock and is engaged in delisting proceedings of our common stock. We are appealing the NYSE American hearing panel’s determination to delist our common stock, but there can be no assurance that our appeal will be successful, that our common stock will resume trading or that our common stock will continue to be listed. If we are unsuccessful in our appeal of the NYSE American hearing panel’s decision to delist our common stock, or if our appeal is successful and thereafter if we cannot meet the NYSE American continued listing requirements, the NYSE American may delist our common stock, which could have an adverse impact on us and the liquidity and market price of our stock.

Our business has been and may continue to be affected by worldwide macroeconomic factors, which include uncertainties in the credit and capital markets. External factors that affect our stock price, such as liquidity requirements of our investors, as well as our performance, could impact our market capitalization, revenue and operating results, which, in turn, could affect our of the NYSE American hearing panel’s decision to delist our common stock or, if our appeal is successful, our ability to meet the NYSE American’s listing standards. The NYSE American has the ability to suspend trading in our common stock or remove our common stock from listing on the NYSE American if in the opinion of the exchange: (a) the financial condition and/or operating results of the Company appear to be unsatisfactory; or (b) it appears that the extent of public distribution or the aggregate market value of our common stock has become so reduced as to make further dealings on the exchange inadvisable; or (c) we have sold or otherwise disposed of our principal operating assets, or have ceased to be an operating company; or (d) we have failed to comply with our listing agreements with the exchange (which include that we receive additional listing approval from the exchange prior to us issuing any shares of common stock, something we have inadvertently failed to comply with in the past); or (e) any other event shall occur or any condition shall exist which makes further dealings on the exchange unwarranted.

Commencing in March 2019, we received a series of letters from the NYSE American concerning the failure to comply with various continued listing requirements. On December 17, 2019, we received a letter from the NYSE American stating that it had determined to commence proceedings to delist the Company’s common stock from the Exchange, and our common stock was suspended from trading on NYSE American at market close on the same date. Additionally, we were out of compliance with the NYSE American’s continued listing requirements under the timely filing criteria outlined in Section 1007 of the NYSE American Listed Company Guide as a result of our failure to timely file our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Additionally, in the past we have been out of compliance with the NYSE American’s continued listing standards when, on each of October 9, 2019 and May 30, 2019, certain members of the Board of Directors resigned and we received notification from the NYSE American that (1) the Company’s Audit Committee was no longer compliant with Section 803B(2)(c) and Section 803B(2)(a)(iii) of the Company Guide as it was no longer composed of two independent members and did not have a financially sophisticated audit committee member and (2) and the Company’s Compensation Committee was no longer compliant with the requirements set forth in Section 805(a) of the Company Guide. On May 30, 2019, we also received notification that the Company’s Nominating Committee was no longer compliant with the requirements set forth in Section 804 of the Company Guide. In each instance, in order to regain compliance with these listing requirements, the Board appointed additional members and made appropriate committee appointments.

A delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock and reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing. In addition, delisting from the NYSE American might negatively impact our reputation and, as a consequence, our business. Additionally, if we were delisted from the NYSE American and we are not able to list our common stock on another national exchange we will no longer be eligible to use Form S-3 registration statements and will instead be required to file a Form S-1 registration statement for any primary or secondary offerings of our common stock, which would delay our ability to raise funds in the future, may limit the type of offerings of common stock we could undertake, and would increase the expenses of any offering, as, among other things, registration statements on Form S-1 are subject to SEC review and comments whereas take downs pursuant to a previously filed Form S-3 are not. Because of the lateness of certain of our filings with the SEC, we are not currently eligible to use Form S-3, but if we file our periodic reports with the SEC in a timely manner for 12 months and otherwise satisfy the eligibility requirements, we will be eligible to use Form S-3 for public offerings of our common stock.

If shares of our common stock cease to be listed on a national exchange they may become subject to the “penny stock” rules of the SEC and the trading market in our securities may become limited, which will make transactions in our stock cumbersome and may reduce the value of an investment in the stock.

If shares of our common stock cease to be listed on the NYSE American or another national exchange, they may be subject to regulation as a “penny stock” under Rule 15g-9 under the Exchange Act. That rule establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that is no longer trading on a national exchange and has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) confirms that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker or dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our common stock.

If shares of our common stock cease to be listed on a national exchange our securities will not be eligible for federal preemption rights and be subject to state “blue sky” laws which may affect our capabilities of raising capital.

Each state has its own securities laws, often called “blue sky” laws, which (i) limit sales of securities to a state’s residents unless the securities are registered in that state or qualify for an exemption from registration, and (ii) govern the reporting requirements for broker-dealers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, or the transaction must be exempt from registration. The applicable broker must be registered in that state. We do not know whether securities will be registered or exempt from registration under the laws of any state. If our securities cease to be listed on the national exchange, a determination regarding registration will be made by those broker-dealers, if any, who agree to serve as the market-makers for our common stock. Registering or qualifying shares with states can be time consuming. Compliance and regulatory costs may vary from state to state and may adversely affect future financings and our ability to raise capital.

If our common stock is delisted from a national exchange some institutional investors may not be allowed to purchase our shares and may be required to liquidate their current positions in our stock which could negatively affect the price and volatility of our shares.

Institutional investors may be restricted by their investment policies from investing in shares of companies that are not listed on a national exchange and may be required to liquidate their positions if our securities are delisted from a national exchange. Liquidations, should they occur, may increase volatility and cause wide fluctuations and further declines in the prices of our securities.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our common stock adversely, our share price and trading volume could decline.

The trading market for our shares of common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us change their recommendation regarding our common stock adversely, or provide more favorable relative recommendations about our competitors, our share price would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline.

We have not paid dividends in the past and do not expect to pay dividends for the foreseeable future, and any return on investment may be limited to potential future appreciation on the value of our common stock.

We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying cash dividends on our shares of common stock in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including without limitation, our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements or other debt instruments that we may be a party to at the time. To the extent we do not pay dividends, our shares of common stock may be less valuable because a return on investment will only occur if and to the extent our stock price appreciates, which may never occur. In addition, investors must rely on sales of their common stock after price appreciation as the only way to realize their investment, and if the price of our common stock does not appreciate, then there will be no return on investment. Investors seeking cash dividends should not purchase our common stock.

Risks Related to Our Industry and Business

The current pandemic of the novel coronavirus, or COVID-19, and the future outbreak of other highly infectious or contagious diseases, could materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance.

Since being reported in December 2019, COVID-19 has spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19.

The COVID-19 pandemic has had, and another pandemic in the future could have, repercussions across regional and global economies and financial markets. The outbreak of COVID-19 in many countries has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and, as cases of COVID-19 have continued to be identified in additional countries, many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel.

Certain states and cities, including where we own rental homes, have also reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly. We expect that a significant number of our tenants will suffer economic dislocation, such as through job furloughs or job loss, which will adversely impact their ability to pay rent to the Company. Some of our tenants have already requested rent deferral or rent abatement during this pandemic. Many experts predict that the outbreak will trigger, or even has already triggered, a period of global economic slowdown or a global recession, which would further adversely impact the ability of our tenants to pay rent to the Company. The COVID-19 pandemic, or a future pandemic, could have material and adverse effects on our ability to successfully operate and on our financial condition, results of operations and cash flows due to, among other factors:

●	a complete or partial closure of, or other operational issues at, our corporate headquarters, rental and associated property management business from government or tenant action;

●	the reduced economic activity severely impacts our tenants’ livelihoods, financial condition and liquidity and may cause them to be unable to meet their obligations to us in full, or at all, or to otherwise seek modifications of such obligations;

●	difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations or address existing and anticipated liabilities on a timely basis;

●	a general decline in business activity and demand for real estate transactions could adversely affect our ability or desire to grow our portfolio of properties;

●	a deterioration in our ability to operate in affected areas or delays in the supply of products or services to us from vendors that are needed for our efficient operations could adversely affect our operations; and

●	the potential negative impact on the health of our personnel, particularly if a significant number of them are impacted, could result in a deterioration in our ability to ensure business continuity during a disruption; and

●	the inability of our business to secure financing or grants through the U.S. Small Business Association programs, including the Economic Injury Disaster Loan program, the Paycheck Protection Program, or other similar offerings, each as a result of program limitations, our credit profile, or other factors; and

●	the inability of state or federal jurisdictions to mandate coverage business interruption insurance policies which contain pandemic exclusions or our inability to otherwise secure recoveries from such insurance coverages should they become available.

The extent to which the COVID-19 pandemic impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. The inability of our tenants rent to us, and early terminations by our tenants of their leases, could reduce our cash flows, which could have a material adverse impact on our performance, financial condition, results of operations, cash flows and performance. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic presents material uncertainty and risk with respect to our performance, financial condition, results of operations, cash flows and performance.

Our results of operations will likely be diminished as a result of the foreclosure on the equity of Benchmark Builders, Inc., down-sizing of Jus-Com and divestiture of CrossLayer as well as our reliance on other operating subsidiaries. We may not be able to effectively manage the transition of our business.

As discussed above, our lenders previously foreclosed on the equity in Benchmark, previously our primary operating subsidiary, as well as other assets. Additionally, the Company restructured and down-sized the Jus-Com businesses in 2019, completed the acquisition of entities that collectively hold a real estate asset portfolio consisting of 3,184 rental homes located across the United States (the “Vision Properties”), and completed the divestiture of CrossLayer in January 2020. Due to the Benchmark foreclosure, the down-sizing of the Jus-Com businesses and the divestiture of CrossLayer, the Company is now reliant on the businesses of our remaining operating subsidiaries, primarily the U.S. Home Rental properties.

Moreover, whereas our Historical Businesses operated in the construction management and general contracting industry and telecommunications industry, our primary current business operates in the single-family residential property industry. As we are transitioning our business to focus primarily on single-family residential properties, this business model transition may lead to fluctuations in revenue that will make it more difficult to accurately project our operating results or plan for future growth. If we are unable to effectively manage these changes, our growth and ability to achieve long-term projections may be negatively impacted, and our business and operating results will be adversely affected.

Our integration of the operations of Vision Properties may be more difficult, costly or time-consuming than expected, and the anticipated benefits and cost savings of these acquisitions by the Company may not be realized.

During 2019, pursuant to the Vision Purchase Agreement, as amended, we completed the acquisition of the Vision Properties. The acquisition of the Vision Properties represented the Company’s pivot to owning and managing a portfolio of single-family residential properties. The success of the acquisition, including anticipated benefits, will depend, in part, on the Company’s ability to successfully combine and integrate the businesses within the Company’s projected timeframe in a manner that permits growth opportunities. A number of factors could affect the Company’s ability to successfully combine its business with acquired businesses, including the following:

●	the potential for unexpected costs, delays and challenges that may arise in integrating the Vision Properties into the Company’s business;

●	unexpected obstacles to the Company’s ability to realize the expected cost savings and synergies from the acquisition;

●	the Company’s ability to retain key employees and maintain relationships;

●	diversion of management’s attention and resources during integration efforts;

●	challenges related to operating a new business and in new states; and

●	discovery following the acquisition of previously unknown liabilities associated with the Vision Properties.

If the Company encounters significant difficulties in the integration process, the anticipated benefits of the acquisition may not be realized fully, or at all, or may take longer to realize than expected. Failure to achieve the anticipated benefits of the acquisition in the timeframe projected by the Company could result in increased costs and decreased revenues. This could have a dilutive effect on the Company’s earnings per share. If the Company is unable to successfully integrate the business it acquired, the Company’s business, financial condition and results of operations may be materially adversely affected.

Liabilities and obligations assumed in connection with our acquisition of Vision Properties may result in a material adverse effect to our business and financial condition.

Uncertainty of Common Stock Value. Our common stock, par value $0.001 (the “Common Stock”) was suspended from trading on the NYSE American exchange effective December 17, 2019 and continues to be suspended from trading as of the date of the filing of the Form 10-K. As a result, there is currently no public market for our Common Stock and investors in our Common Stock have limited liquidity. The aggregate value of the Common Stock Consideration issuable pursuant to the Amended Purchase Agreement was determined through negotiations between the Company and the Sellers based on a number of factors, including the estimated book value of the Company after giving effect to the Transaction. Due to its limited liquidity and lack of a current active trading market, the fair value of our Common Stock is uncertain and may not be equal to the agreed-upon valuation of the Common Stock Consideration. Although the Company is appealing its suspension from trading on the NYSE American exchange, there can be no assurance that its appeal will be successful.

Risk of Default under Entities’ Indebtedness. The entities that we acquired in the Vision Properties transaction, which own all of the properties that were subject to the acquisition, are subject to substantial indebtedness (the “Entities’ Indebtedness”), as described in “Item 1. Business – Recent Developments.” The Entities’ Indebtedness is subject to certain conditions and covenants, including the requirement that the Entities obtain the consent of the lender before taking certain actions. Any failure to comply with the conditions and covenants in the financing agreements governing the Entities’ Indebtedness that is not consented to or waived by the lender or otherwise cured could lead to a termination of such debt facilities, acceleration of all amounts due under such debt facilities, or other actions by the lender. The consent of the lender may have been required with respect to the Transaction, and although the Sellers have engaged in negotiations with the lender seeking to obtain such consent prior to the Closing, such consent has not been obtained as of the date of filing of this Form 10-K. While the Company intends to continue to seek to obtain the consent from the lender regarding the Transaction, we cannot guarantee that such consent will be received.

Existing Default under Purchase Price Promissory Notes. The $9,750,000 of promissory notes issued as part of the purchase consideration in the Vision Properties acquisition were payable in full on March 31, 2020, and while partial payments have been made against the notes, we were unable to pay the notes in full by the maturity date. We are currently negotiating forbearance agreements and are actively pursuing multiple potential sources of additional debt and equity capital to fund repayment of the amounts due pursuant to the Notes and our ongoing operating expenses. We may not be successful in obtaining forbearance agreements or securing suitable financing in the time period required. If we are not able to obtain forbearance agreements and/or do not succeed in raising additional capital in a timely fashion, our resources will not be sufficient to fund the repayment of the notes. The noteholders may seek to enforce their rights under the promissory notes through the judicial process, which could result in a material adverse effect on our results of operations and financial condition.

We could be harmed by security breaches or other significant disruptions or failures of networks, information technology infrastructure or related systems owned or installed by us.

We are materially reliant upon our networks, information technology infrastructure and related technology systems (including our billing and provisioning systems) to manage our operations and affairs. We face the risk, as does any company, of a security breach or significant disruption of our information technology infrastructure and related systems. Moreover, in connection with processing and storing sensitive and confidential data on our networks, we face a risk that a security breach or disruption could result in unauthorized access to our customers’ or their customers’ proprietary information.

We strive to maintain the security and integrity of information and systems under our control and maintain contingency plans in the event of security breaches or other system disruptions. Nonetheless, we cannot assure you that our security efforts and measures will prevent unauthorized access to our systems, loss or destruction of data (including confidential customer information), account takeovers, unavailability of service, computer viruses, malware, ransomware, distributed denial-of-service attacks, or other forms of cyber-attacks or similar events. These threats may derive from human error, hardware or software vulnerabilities, aging equipment or accidental technological failure. These threats may also stem from fraud, malice or sabotage on the part of employees, third parties or foreign nations, including attempts by outside parties to fraudulently induce our employees or customers to disclose or grant access to our data or our customers’ data, potentially including information subject to stringent domestic and foreign data protection laws governing personally identifiable information, protected health information or other similar types of sensitive data. These threats may also arise from failure or breaches of systems owned, operated or controlled by other unaffiliated operators to the extent we rely on such other systems to deliver services to our customers. Each of these risks could further intensify to the extent we maintain information in digital form stored on servers connected to the Internet.

Additional risks to our network, infrastructure and related systems include, among others:

●	capacity or system configuration limitations, including those resulting from changes in usage patterns, the introduction of new technologies or products, or incompatibilities between newer and older systems;

●	theft or failure of our equipment;

●	software or hardware obsolescence, defects or malfunctions;

●	power losses or power surges;

●	physical damage, whether caused by fire, flood, adverse weather conditions, terrorism, sabotage, vandalism or otherwise;

●	deficiencies in our processes or controls;

●	our inability to hire and retain personnel with the requisite skills to adequately design, install, maintain or improve our products;

●	programming, processing and other human error; and

●	inadequate building maintenance by third-party landlords or other service failures of our third-party vendors.

Due to these factors, from time to time in the ordinary course of our business we experience disruptions in our service and could experience more significant disruptions in the future.

Disruptions, security breaches and other significant failures of the above-described networks and systems could:

●	disrupt the proper functioning of these networks and systems;

●	result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive, classified or otherwise valuable information of ours;

●	require us to notify customers, regulatory agencies or the public of data breaches;

●	subject us to claims for damages, fines, penalties, termination or other remedies under our customer contracts or service standards set by regulators, which in certain cases could exceed our insurance coverage;

●	result in a loss of business, damage our reputation among our customers and the public generally; or

●

require significant management attention or financial resources to remedy the resulting damages or to change our systems, including expenses to repair systems, add new personnel or develop additional protective systems.

Any or all of the foregoing developments could have a negative impact on our business, results of operations, financial condition and cash flows.

Our results of operations could be adversely affected by economic conditions and the effects of these conditions on our customers’ businesses.

Adverse changes in economic conditions have in the past resulted and may in the future result in lower spending among our customers and contribute to decreased sales. Further, our business may be adversely affected by factors such as downturns in economic activity in specific geographic areas or in the telecommunications industry; social, political or labor conditions; trade restrictions such as tariffs or changes imposed on international trade agreements; or adverse changes in the availability and cost of capital, interest rates, tax rates, or regulations. These factors are beyond our control, but may result in decreases in spending among customers and softening demand for our products and services. Declines in demand for our products and services will adversely affect our sales. Further, challenging economic conditions also may impair the ability of our customers to pay for products and services they have purchased. As a result, our cash flow may be negatively impacted and our allowance for doubtful accounts and write-offs of accounts receivable may increase.

The Company may experience interruptions to its business operations due to events beyond its control, and insurance may not cover the full extent of damages.

A catastrophic event beyond our control, such as a natural disaster, health pandemic, cyber-attack, adverse weather event or act of terrorism, that results in the destruction or disruption of any of our critical business systems or operations could harm its ability to conduct normal business operations and its operating results.

While we maintain business continuity plans that are intended to allow us to continue operations or mitigate the effects of events that could disrupt our business, we cannot provide assurances that our plans would fully protect us from all such events. In addition, insurance maintained by us to protect against property damage, loss of business and other related consequences resulting from catastrophic events is subject to coverage limitations, depending on the nature of the risk insured. This insurance may not be sufficient to cover all of our damages or damages to others in the event of a catastrophe. In addition, insurance related to these types of risks may not be available now or, if available, may not be available in the future at commercially reasonable rates.

Due to our size, we depend on key personnel and other skilled employees.

Our employees are key to the growth and success of our business and our continued success depends to a large extent on our ability to recruit, train, and retain skilled employees, particularly executive management and technical employees. If we are unable to attract and retain key personnel, our operating results could be adversely affected.

Additionally, the Company’s ability to retain skilled workforce and its success in attracting and hiring new skilled employees will be a critical factor in determining whether the Company will be successful in the future. The Company faces competition for qualified individuals and may be unable to attract and retain suitably qualified individuals. The Company’s failure to do so could have an adverse effect on its ability to implement the business plan.

Future litigation may impair our reputation or lead us to incur significant costs, and the costs of such litigation may exceed our insurance coverage.

We are currently party to several lawsuits and may become party to various lawsuits and claims arising in the normal course of business, which may include lawsuits or claims relating to contracts, third party contract manufacturers, intellectual property, product recalls, product liability, false or deceptive advertising, employment matters, environmental matters or other aspects of our business. Negative publicity resulting from allegations made in lawsuits or claims asserted against us, whether or not valid, may adversely affect our reputation. In addition, we may be required to pay damage awards or settlements or become subject to injunctions or other equitable remedies, which could have a material adverse effect on our financial condition, results of operations and cash flows. The outcome of litigation is often difficult to predict, and the outcome of pending or future litigation may have a material adverse effect on our business, financial condition, results of operations and cash flows.

We maintain general and excess liability, cyber security, workers’ compensation and medical insurance, all in amounts consistent with industry practice and as part of our overall risk management strategy. Further, our policies are held with financially stable coverage providers, often in a layered or quota share arrangement which reduces the likelihood of an interruption or impact to operations. Although we have various insurance programs in place, the potential liabilities associated with potential litigation matters, or those that could arise in the future, could be excluded from coverage or, if covered, could exceed the coverage provided by such programs. In addition, insurance carriers may seek to rescind or deny coverage with respect to pending or future claims or lawsuits. If we do not have sufficient coverage under our policies, or if coverage is denied, we may be required to make material payments to settle litigation or satisfy any judgment. Any of these consequences could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are operating in an emerging industry, and the long-term viability of our investment strategy on an institutional scale is unproven.

Large-scale institutional investment in single-family residential (“SFR”) homes for rent is a relatively recent phenomenon that has emerged out of the mortgage and housing crisis that began in late 2007. Prior to that time, SFR homes were generally not viewed as viable assets for investment on a large scale by institutional investors. Consequently, the long-term viability of the SFR property investment strategy on an institutional scale has not yet been proven. As a participant in this emerging industry, we are subject to the risk that SFR properties may not prove to be a viable long-term investment strategy on an institutional scale for a permanent capital vehicle. If it turns out that this investment strategy is not a viable one, we would be materially and adversely affected, and we may not be able to sustain the growth of our assets and results from operations that we seek.

Our failure to effectively perform property management functions or to effectively manage our portfolio and operations could materially and adversely affect us.

We have direct responsibility for the management of the properties in our SFR portfolio, including, without limitation, renovations, maintenance and certain matters related to leasing, such as marketing and selection of tenants. If our internal property manager is unable to effectively perform property management services at the level and/or the cost that we expect or if we fail to allocate sufficient resources to meet our property management needs, it would adversely affect our performance. In addition, we will be responsible for ensuring the compliance of our internal property manager with governmental laws, regulations and covenants that are applicable to our homes, our tenants and our prospective tenants, including, without limitation, permitting, licensing and zoning requirements and tenant relief laws, such as laws regulating evictions, rent control laws and other regulations that limit our ability to increase rental rates.

Our ability to perform the property management services will be affected by various factors, including, among other things, our ability to maintain sufficient personnel and retain key personnel and the number of our SFR properties that we manage. No assurance can be made that we will continue to be successful in attracting and retaining skilled personnel or in integrating any new personnel into our organization.

Our future success will depend, in part, upon our ability to successfully monitor our operations, costs, regulatory compliance and service quality and maintain other necessary internal controls. Our inability to effectively perform the property management services on the properties managed by us, or to effectively manage our portfolio and operations could materially adversely affect our business, financial results and share price.

We may incur significant costs in renovating our properties or turning vacant properties, and we may underestimate the costs or amount of time necessary to complete restorations or unit turns.

While a substantial portion of the SFR properties we have acquired to date meet our rental specifications at the time of acquisition, properties frequently require additional renovations prior to renting. Beyond customary repairs, we may undertake improvements designed to optimize the overall property appeal and increase the value of the property. Though we endeavor to conduct property inspections and due diligence prior to acquiring new SFR portfolios, we expect that nearly all of our rental properties will require some level of renovation immediately upon their acquisition or in the future following expiration of a lease or otherwise. We may acquire properties that we plan to extensively renovate and restore. In addition, in order to reposition properties in the rental market, we will be required to make ongoing capital improvements and may need to perform significant renovations and repairs from time to time. Consequently, we are exposed to the risks inherent in property renovation, including potential cost overruns, increases in labor and materials costs, delays by contractors in completing work, delays in the timing of receiving necessary work permits and certificates of occupancy and poor workmanship. If our assumptions regarding the cost or timing of renovations across our properties prove to be materially inaccurate, it may be more costly or take significantly more time than anticipated to develop and grow our SFR portfolio, which could materially and adversely affect us.

In addition, we anticipate a minimum level of effort will be required to prepare a newly vacant property to be made ready for occupancy by a new tenant, and we are exposed to risks of cost overruns, increases in costs of materials or labor, delays in the completion of work and other factors. If we are unable to perform unit turns efficiently or in a timely manner, we would experience decreased revenue, increased expenses or both.

The availability of portfolios of single-family residential properties for purchase on favorable terms may decline as market conditions change, our industry matures and/or additional purchasers for such portfolios emerge, and the prices for such portfolios may increase, any of which could materially and adversely affect us.

In recent years, there has been an increase in supply of SFR property portfolios available for sale. Because we operate in an emerging industry, market conditions may be volatile, and the prices at which portfolios of SFR properties can be acquired may increase from time to time, or permanently, due to new market participants seeking such portfolios, a decrease in the supply of desirable portfolios or other adverse changes in the geographic areas that we may target from time to time. For these reasons, the supply of SFR properties that we may acquire may decline over time, which could materially and adversely affect us and our growth prospects.

Portfolios of properties that we have acquired or may acquire may include properties that do not fit our investment criteria, and divestiture of such properties may be costly or time consuming or both, which may adversely affect our operating results.

We have acquired, and expect to continue to acquire, portfolios of SFR properties, many of which are, or will be, subject to existing leases. We may be subject to a variety of risks, including risks relating to the condition of the properties, the credit quality and employment stability of the tenants and compliance with applicable laws, among others. In addition, financial and other information provided to us regarding such portfolios during our due diligence may be inaccurate, and we may not be able to obtain relief under contractual remedies, if any. If we conclude that certain properties acquired as part of a portfolio do not fit our investment criteria, we may decide to sell such properties and may be required to renovate the properties prior to sale, to hold the properties for an extended marketing period and/or sell the property at an unfavorable price, any of which could materially and adversely affect us.

Competition in identifying and acquiring residential rental assets could adversely affect our ability to implement our business strategy, which could materially and adversely affect us.

We face competition from various sources for investment opportunities, including REITs, hedge funds, private equity funds, partnerships, developers and others. Some third-party competitors have substantially greater financial resources and access to capital than we do and may be able to accept more risk than we can. Competition from these companies may reduce the number of attractive investment opportunities available to us or increase the bargaining power of asset owners seeking to sell, which would increase the prices of assets. If such events occur, our ability to implement our business strategy could be adversely affected, which could materially and adversely affect us. Given the existing competition, complexity of the market and requisite time needed to make such investments, no assurance can be given that we will be successful in acquiring investments that generate attractive risk-adjusted returns. Furthermore, there is no assurance that such investments, once acquired, will perform as expected.

We may be materially and adversely affected by risks affecting the single-family rental properties in which our investments may be concentrated at any given time as well as from unfavorable changes in the related geographic regions.

Our assets are not subject to any geographic diversification requirements or concentration limitations, and, as a result, circumstances or events that impact a geographic region in which we have a significant concentration of properties, including a downturn in regional economic conditions or natural disasters, could materially and adversely affect us. Entities that sell residential rental portfolios may group the portfolios by location or other metrics that could result in a concentration of our portfolio by geography, SFR property characteristics and/or tenant demographics. Such concentration could increase the risk of loss to us if the particular concentration in our portfolio is subject to greater risks or undergoing adverse developments. In addition, adverse conditions in the areas where our properties or tenants are located (including business layoffs or downsizing, industry slowdowns, changing demographics, oversupply, reduced demand and other factors) may have an adverse effect on the value of our investments. A material decline in the demand for single-family housing or rentals in the areas where we own assets may materially and adversely affect us. Lack of diversification can increase the correlation of non-performance and foreclosure risks among our investments.

Short-term leases of residential property expose us more quickly to the effects of declining market rents.

The majority of our leases to tenants of SFR properties will be for a term of one year. As these leases permit the residents to leave at the end of the lease term without penalty, we anticipate our rental revenues will be affected by declines in market rents more quickly than if our leases were for longer terms. Short-term leases may result in high turnover, resulting in additional cost to renovate and maintain the property and lower occupancy levels. Because we have a limited operating history, our tenant turnover rate and related cost estimates may be less accurate than if we had more operating data upon which to base these estimates.

We may be unable to secure funds for property restoration or other capital improvements, which could limit our ability to attract, retain or replace tenants.

When we acquire or otherwise take title to single-family properties or when tenants fail to renew their leases or otherwise vacate their space, we may be required to expend funds for property restoration and leasing commissions in order to lease the property. If we have not established reserves or set aside sufficient funds for such expenditures, we may have to obtain financing from other sources, as to which no assurance can be given. We may also have future financing needs for other capital improvements to restore our properties. If we need to secure financing for capital improvements in the future but are unable to secure such financing on favorable terms or at all, we may be unable or unwilling to make capital improvements or may choose to defer such improvements. If this happens, our properties may suffer from a greater risk of obsolescence or decreased marketability, a decline in value or decreased cash flow as a result of fewer potential tenants being attracted to the property or existing tenants not renewing their leases. If we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our properties, and our properties’ ability to generate revenue may be significantly impaired.

Our revenue and expenses are not directly correlated, and, because a large percentage of our costs and expenses are fixed and some variable expenses may not decrease over time, we may not be able to adapt our cost structure to offset any declines in our revenue.

Many of the expenses associated with our business, such as acquisition costs, restoration and maintenance costs, HOA fees, personal and real property taxes, insurance, compensation and other general expenses are fixed and would not necessarily decrease proportionally with any decrease in revenue. Our assets also will likely require a significant amount of ongoing capital expenditure. Our expenses, including capital expenditures, will be affected by, among other things, any inflationary increases, and cost increases may exceed the rate of inflation in any given period. Certain expenses, such as HOA fees, taxes, insurance and maintenance costs are recurring in nature and may not decrease on a per-unit basis as our portfolio grows through additional property acquisitions. By contrast, our revenue is affected by many factors beyond our control, such as the availability and price of alternative rental housing and economic conditions in our markets. As a result, we may not be able to fully, or even partially, offset any increase in our expenses with a corresponding increase in our revenues. In addition, state and local regulations may require us to maintain our properties, even if the cost of maintenance is greater than the potential benefit.

Competition could limit our ability to lease single-family rental properties or increase or maintain rents.

Our SFR properties compete with other housing alternatives to attract residents, including rental apartments, condominiums and other single- family homes available for rent as well as new and existing condominiums and single-family homes for sale. Our competitors’ properties may be of better quality, in a more desirable location or have leasing terms more favorable than we can provide. In addition, our ability to compete and generate favorable returns depends upon, among other factors, trends of the national and local economies, the financial condition and liquidity of current and prospective renters, availability and cost of capital, taxes and governmental regulations. Given significant competition, we cannot assure you that we will be successful in acquiring or managing SFR properties that generate favorable returns.

If rents in our markets do not increase sufficiently to keep pace with potential rising costs of operations, our operating results and cash available for distribution will decline.

The success of our business model will substantially depend on conditions in the SFR property market in our geographic markets. Our asset acquisitions are premised on assumptions about, among other things, occupancy and rent levels. If those assumptions prove to be inaccurate, our operating results and cash available for distribution will be lower than expected, potentially materially. Rental rates and occupancy levels have benefited in recent periods from macroeconomic trends affecting the U.S. economy and residential real estate and mortgage markets in particular, including a tightening of credit and increases in interest rates that has made it more difficult to finance a home purchase, combined with efforts by consumers generally to reduce their exposure to credit. A decrease in rental rates would have a material adverse effect on the performance of our SFR portfolio or could cause a default of our obligations under one or more financing agreements, and our business, results of operations and financial condition would therefore be materially harmed.

If the current trend favoring renting rather than homeownership reverses, the single-family rental market could decline.

The SFR market is currently significantly larger than in historical periods. We do not expect the favorable trends in the SFR market to continue indefinitely. Eventually, continued strengthening of the U.S. economy and job growth, together with the large supply of foreclosed SFR properties, the current availability of low residential mortgage rates and government sponsored programs promoting home ownership, may contribute to a stabilization or reversal of the current trend that favors renting rather than homeownership. In addition, we expect that as investors increasingly seek to capitalize on opportunities to purchase undervalued housing properties and convert them to productive uses, the supply of SFR properties will decrease and the competition for tenants will intensify. A softening of the rental property market in our markets would adversely affect our operating results and cash available for distribution, potentially materially.

Suboptimal tenant underwriting and defaults by our tenants may materially and adversely affect us.

Our success depends, in large part, upon our ability to attract and retain qualified tenants for our properties. This depends, in turn, upon our ability to screen applicants, identify good tenants and avoid tenants who may default. We may make mistakes in our selection of tenants, and we may rent to tenants whose default on our leases or failure to comply with the terms of the lease or HOA regulations could materially and adversely affect us. For example, tenants may default on payment of rent; make unreasonable and repeated demands for service or improvements; make unsupported or unjustified complaints to regulatory or political authorities; make use of our properties for illegal purposes; damage or make unauthorized structural changes to our properties that may not be fully covered by security deposits; refuse to leave the property when the lease is terminated; engage in domestic violence or similar disturbances; disturb nearby residents with noise, trash, odors or eyesores; fail to comply with HOA regulations; sub-let to less desirable individuals in violation of our leases or permit unauthorized persons to live with them. The process of evicting a defaulting tenant from a family residence can be adversarial, protracted and costly. Furthermore, some tenants facing eviction may damage or destroy the property. Damage to our properties may significantly delay re-leasing after eviction, necessitate expensive repairs, reduce the rental revenue generated by the property or impair its value. In addition, we will incur turnover costs associated with re-leasing the properties, such as marketing expenses and brokerage commissions, and will not collect revenue while the property is vacant. Although we will attempt to work with tenants to prevent such damage or destruction, there can be no assurance that we will be successful in all or most cases. Such tenants will not only cause us not to achieve our financial objectives for the properties in which they live, but may subject us to liability and may damage our reputation with our other tenants and in the communities where we do business.

A significant uninsured property or liability loss could have a material adverse effect on us.

We carry commercial general liability insurance and property insurance with respect to our SFR properties on terms we considered commercially reasonable. However, many of the policies covering casualty losses are subject to substantial deductibles and exclusions, and we will be self-insured up to the amount of the deductibles and exclusions. For example, we may not always be fully insured against losses arising from floods, windstorms, fires, earthquakes, acts of war or terrorism or civil unrest because they are either uninsurable or the cost of insurance makes it economically impractical. If an uninsured property loss or a property loss in excess of insured limits were to occur, we could lose our capital invested in a property or group of properties as well as the anticipated future revenues from affected SFR properties or groups of properties. Further, inflation, changes in building codes and ordinances, environmental considerations and other factors might also prevent us from using insurance proceeds to replace or renovate a property after it has been damaged or destroyed.

In the event that we incur a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by the amount of any such uninsured loss, and we could experience a significant loss of capital invested and potential revenues in these properties and could potentially remain obligated under any recourse debt associated with the property. Further, if an uninsured liability to a third party were to occur, we would incur the cost of defense and settlement with or court ordered damages to that third party. A significant uninsured property or liability loss could adversely affect our financial condition, operating results, cash flows and ability to make distributions on our common stock.

We rely on information supplied by prospective tenants in managing our business.

We rely on information supplied to us by prospective tenants in their rental applications as part of our due diligence process to make leasing decisions, and we cannot be certain that this information is accurate. In particular, we rely on information submitted by prospective tenants regarding household income, tenure at current job, number of children and size of household. Moreover, these applications are submitted to us at the time we evaluate a prospective tenant, and we do not require tenants to provide us with updated information during the terms of their leases, notwithstanding the fact that this information can, and frequently does, change over time. Even though this information is not updated, we will use it to evaluate the overall average credit characteristics of our portfolio over time. If tenant-supplied information is inaccurate or our tenants’ creditworthiness declines over time, we may make poor leasing decisions, and our portfolio may contain more credit risk than we believe.

Our single-family residential properties are not liquid assets, which could limit our ability to vary our portfolio or to realize the value at which such assets are carried if we are required to dispose of them.

Our SFR properties are not liquid assets, which could limit our ability to vary our portfolio or to realize the value at which such assets are carried if we are required to dispose of them. Our inability to sell individual or portfolios of SFR properties on acceptable terms and/or in accordance with our anticipated timing could materially and adversely affect our financial condition.

Changes in global economic and capital market conditions, including periods of generally deteriorating occupancy and real estate industry fundamentals, may materially and adversely affect us.

There are risks to the ownership of real estate and real estate related assets, including decreases in residential property values, changes in global, national, regional or local economic, demographic and real estate market conditions as well as other factors particular to the locations of our investments. A prolonged recession and a slow recovery could materially and adversely affect us as a result of, among other items, the following:

●	joblessness or unemployment rates that adversely affect the local economy;

●	an oversupply of or a reduced demand for SFR properties for rent;

●	a decline in employment or lack of employment growth;

●	the inability or unwillingness of residents to pay rent increases or fulfill their lease obligations;

●	a decline in rental rate, which may be accentuated since we expect to generally have rent terms of one year;

●	rent control or rent stabilization laws or other laws regulating housing that could prevent us from raising rents to offset increases in operating costs;

●	changes in interest rates and availability and terms of debt financing; and

●	economic conditions that could cause an increase in our operating expenses such as increases in property taxes, utilities and routine maintenance.

These conditions could also adversely impact the financial condition and liquidity of the renters that will occupy our real estate properties and, as a result, their ability to pay rent to us.

Residential properties that are subject to eviction are subject to risks of theft, vandalism or other damage that could impair their value.

When a residential property is subject to an eviction, it is possible that the tenant may cease to maintain the property adequately or that the property may be abandoned by the tenant and become susceptible to theft or vandalism. Lack of maintenance, theft and vandalism can substantially impair the value of the property. To the extent we initiate eviction proceedings, some of our properties could be impaired.

Contingent or unknown liabilities associated with respect to our prior acquisitions of portfolios of properties could adversely affect our financial condition, cash flows and operating results.

Assets and entities that we have acquired in connection with prior SFR portfolio or operating entity acquisitions may be subject to unknown or contingent liabilities for which we may have limited or no recourse against the sellers. Unknown or contingent liabilities might include liabilities for or with respect to liens attached to properties; unpaid real estate tax, utilities or HOA charges for which a subsequent owner remains liable; clean-up or remediation of environmental conditions or code violations; claims of customers, vendors or other persons dealing with the acquired entities; or tax liabilities. Purchases of single-family properties in portfolio purchases typically involve limited representations or warranties with respect to the properties and may allow us limited or no recourse against the sellers. Such properties also often have unpaid tax, utility and HOA liabilities for which we may be obligated but fail to anticipate. As a result, the total amount of costs and expenses that we may incur with respect to liabilities associated with prior SFR property or entity acquisitions may exceed our expectations, which may adversely affect our operating results and financial condition. Additionally, such prior SFR property acquisitions may be subject to covenants, conditions or restrictions that restrict the use or ownership of such properties, including prohibitions on leasing. We may not have discovered such restrictions during the acquisition process, and such restrictions may adversely affect our ability to operate such properties as we intend.

The costs and amount of time necessary to secure possession and control of certain properties may exceed our assumptions, which would delay our receipt of revenue from, and return on, the property.

A majority of the SFR properties we have acquired have had an existing tenant at the time of acquisition. However, certain SFR properties require us to secure possession. In certain circumstances, we may have to evict occupants who are in unlawful possession before we can secure possession and control of the property. The holdover occupants may be the former owners or tenants of a property, or they may be squatters or others who are illegally in possession. Securing control and possession from these occupants can be both costly and time consuming. If these costs and delays exceed our expectations, our financial performance may suffer because of the increased expenses incurred or the unexpected delays in turning the properties into revenue-producing rental properties.

Eminent domain could lead to material losses on our investments.

It is possible that governmental authorities may exercise eminent domain to acquire land on which our properties are built in order to build roads or other infrastructure. Any such exercise of eminent domain would allow us to recover only the fair value of the affected properties, which we believe may be interpreted to be substantially less than the actual value of the property. Several cities are also exploring proposals to use eminent domain to acquire residential loans to assist borrowers to remain in their homes, potentially reducing the supply of single-family properties for sale in our markets. Any of these events can cause a material loss to us.

We likely will incur costs due to litigation, including but not limited to, class actions, tenant rights claims and consumer demands.

There are numerous tenants’ rights and consumer rights organizations throughout the country. As we grow in scale, we may attract attention from some of these organizations and become a target of legal demands or litigation. Many such consumer organizations have become more active and better funded in connection with mortgage foreclosure-related issues and displaced home ownership. Some of these organizations may shift their litigation, lobbying, fundraising and grass roots organizing activities to focus on landlord-tenant issues as more entities engage in the SFR property market. Additional actions that may be targeted at us include eviction proceedings and other landlord-tenant disputes, challenges to title and ownership rights (including actions brought by prior owners alleging wrongful foreclosure by their lender or servicer) and issues with local housing officials arising from the condition or maintenance of an SFR property. While we intend to conduct our rental business lawfully and in compliance with applicable landlord-tenant and consumer laws, such organizations might work in conjunction with trial and pro bono lawyers in one state or multiple states to attempt to bring claims against us on a class action basis for damages or injunctive relief. We cannot anticipate what form such legal actions might take or what remedies they may seek. Any of such claims may result in a finding of liability that may materially and adversely affect us.

Additionally, these organizations may lobby local county and municipal attorneys or state attorneys general to pursue enforcement or litigation against us or may lobby state and local legislatures to pass new laws and regulations to constrain our business operations. If they are successful in any such endeavors, they could directly limit and constrain our business operations and impose on us significant litigation expenses, including settlements to avoid continued litigation or judgments for damages or injunctions. Any of the above-described occurrences may materially and adversely affect us.

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 2. Properties.

On April 4, 2019, we moved our corporate headquarters to 237 W. 35th St., Suite 601, New York, NY 10001. Our current lease expires on October 31, 2021 and has 4,340 square feet and is included in the 11,000 square foot New York, NY office lease noted in the table below. Our subsidiaries leased five additional office/warehouse facilities throughout the United States, which is summarized below.

Location:	Usage	Square Footage	Lease Start Date	Lease End Date	Monthly Obligation
Naples, FL	Office	5,377	11/01/2015	11/30/2022	$20,445
Naples, FL	Warehouse	4,500	11/1/2018	10/31/2021	$5,438
Indianapolis, IN	Office	2,500	12/1/2018	2/28/2022	$1,550
Boise, ID	Office	1,500	7/1/2017	7/31/2020	$2,668
New York, NY	Office	11,000	10/1/2010	10/31/2021	$38,665
Woodinville WA	Office	1,480	1/1/2017	1/1/2020	$6,250
Long Island City, NY	Warehouse	1,000	2/1/2018	2/1/2019	$2,850

As of April 5, 2020, we have exited all office/warehouse facilities above with the exception of Indianapolis, IN and the above referenced corporate headquarters in New York, NY. We believe our properties are suitable and adequate for our business needs.

ITEM 3. Legal Proceedings.

From time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business, and we may in the future be subject to additional legal proceedings and disputes. The following is a summary of material legal proceedings as of December 31, 2018:

On May 10, 2018, Vista Capital Investments, LLC (“Vista”) filed suit against the Company for breach of contract and breach of the implied covenant of good faith and fair dealing arising out of a securities purchase agreement (the “SPA”) and a convertible note in the principal amount of $275,000 in the Superior Court of California for the county of San Diego. Vista alleges damages in excess of $9,000,000 stemming from the Company’s purported dilutive issuances of Company common stock. Vista was the holder of a convertible note for which there was no prior Board authorization (See Item 1, Recent Developments “Internal Investigation”). The Company and Vista are continuing to discuss terms of settlement.

Additionally, see Part 1, Item 1 – Business, Recent Developments “Internal Investigation” for information regarding the findings and status of our internal investigation.

The following is a summary of material legal proceedings as of the date of this filing:

On April 11, 2019, the Company received a demand for arbitration, which was filed with the American Arbitration Association (AAA), Case No. 01-19-0001-0962,on behalf of Michael Palleschi, the former CEO, alleging a breach of his employment agreement and seeking $11,300,000 in damages. The Company has asserted counterclaims and affirmative defenses to Mr. Palleschi’s claims and intends to vigorously defend this matter. Discovery is pending.

On June 26, 2019, Efraim Barenbaum filed a shareholder derivative suit in the United States District Court for the Southern District of New York against certain of the Company’s former directors and executive officers, alleging claims for breaches of fiduciary duties, unjust enrichment, waste, and violations of Section 14 of the Securities Exchange Act of 1934. The Company was named as a nominal defendant only. The Company filed a motion to dismiss the complaint on September 23, 2019. In response to the motion, the plaintiff filed an amended complaint on November 1, 2019, but the causes of action remained equally deficient. Having found the claims in the amended complaint also to be baseless, the Company filed a motion to dismiss that pleading as well on January 27, 2020.

On August 17, 2019, Auctus Fund, LLC (“Auctus”) filed suit against the Company alleging, among other things, breach of contract and violations of state and federal securities laws, arising out of a securities purchase agreement and a convertible note in the principal amount of $525,000. Auctus is the holder of a convertible note for which there was no prior Board authorization (See Item 1, Recent Developments “Internal Investigation”). The Company denies any alleged wrongdoing and intends to vigorously defend against these claims. The matter is pending in the United States District Court for the District of Massachusetts.

On November 5, 2019, St. George Investments LLC (“St. George”) filed suit against the Company in the Third Judicial District Court for Salt Lake County in the state of Utah to compel arbitration, alleging, among other things, breach of contract arising out of a securities purchase agreement and convertible note in the principal amount of $2,315,000. St. George is the holder of a convertible note for which there was no prior Board authorization (See Item 1, Recent Developments “Internal Investigation”). The Company is vigorously defending its interests in this matter.

On November 26, 2019, David Lethem (the Company’s former CFO) filed a complaint against the Company in the 20th Judicial Circuit Court for Lee county in the State of Florida for breach of contract arising out of a transition, separation and general release agreement. The Company filed a counterclaim to rescind the agreement based on fraudulent inducement. Discovery is proceeding in this case and the Company intends to vigorously defend its interests in this matter.

On January 3, 2020, CBRE, Inc. (“CBRE”) filed suit against the Company’s subsidiary, CrossLayer, Inc., for breach of contract arising out of a program participation agreement in the Superior Court of the state of Delaware. CBRE is alleging damages of $1,333,333. The Company considers CBRE’s claims to be without merit and has engaged counsel who is vigorously disputing this matter.

ITEM 4. Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of December 31, 2018, our common stock was trading on the NYSE American Market under the symbol FTNW.

As of the date of the filing of this report, our common stock was listed on the NYSE American Market under the symbol FTNW but was suspended from trading. See “Item 1. Business – Recent Developments – Suspension of Trading of Common Stock.”

Stockholders of Record

There were approximately 431 holders of record of our common stock as of April 20, 2020.

Dividends

We have not declared or paid any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. We plan to retain any future earnings for use in our business operations. Any decisions as to future payments of cash dividends will depend on our earnings and financial position and such other factors as the Board deems relevant. Under our Articles of Incorporation, we may not declare or pay any dividends on any shares of common stock without the affirmative vote or written consent of a majority of the then outstanding shares of Series A and Series A-1 Preferred Stock and even then, not unless we have paid in full the aggregate accrued dividends upon such preferred stock and such amounts that the holders of such preferred stock would receive if they were to convert their shares of preferred stock into shares of common stock.

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

The following table illustrates the common shares remaining available for future issuance under the 2017 Incentive Plan:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity plans
Plan Category:
Equity compensation plans approved by security holders	342,093	$15.77	2,965,797
Total	342,093	$15.77	2,965,797

Issuer Purchases of Equity Securities

During the year ended December 31, 2018, there were no purchases of our equity by us or any “affiliated purchaser.”

ITEM 6. Selected Financial Data.

Not required for a smaller reporting company.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our historical financial statements and the related notes contained elsewhere in this report.

Overview

Prior to October 2019, we were a provider of end-to-end design, construction management, build and support solutions for networks, data centers, residential, and commercial properties and services at Fortune 100/500 companies (our “Historical Business”). Our primary activities included engineering, building, installation, maintenance and support solutions for state-of-the-art networks and commercial properties, including the following services: data center infrastructure, fiber optics, wireless integration, network engineering, internet service provider, general contracting management and general contracting.

We had three operating subsidiaries:

(i)	Benchmark Builders, Inc. (“Benchmark”) was our full-service general construction management subsidiary that provided general contracting and construction management services on interior commercial spaces in the New York City market. As our primary operating subsidiary, Benchmark was spun out in October 2019 in connection with a strict foreclosure on the part of our senior creditors in exchange for the cancellation of the senior secured debt and other debt (the “Benchmark Foreclosure”).
(ii)	CrossLayer, Inc. (“CrossLayer”) was our managed network provider subsidiary which was designed to equip commercial real estate property owners and businesses with custom platforms that enabled them to introduce and deliver managed network service to their tenants, while creating monetization opportunities previously available only to network operators. In an effort to stimulate revenue growth and reduce operating expenses, and in connection with a reoriented corporate strategy, we sold CrossLayer on January 16, 2020.
(iii)

Jus-Com, Inc. (dba “FTE Network Services”) is part of our core legacy business which focused on telecommunications solutions in the wireline and wireless telecommunications industry. Jus-Com provided outside plant solutions (“OSP”) and inside plant operations (“ISP”) which consisted of cable rack, wiring build-outs, infrastructure build-outs and cable installation, among other things. Jus-Com is still an operating subsidiary; however, its OSP component was wound down in the first half of 2019; the ISP component remains an operating subsidiary.

Our Current Business and Corporate Strategy

Following a year of corporate and financial restructuring in response to the findings of an internal investigation (see below) that examined the acts and omissions of certain former officers and directors, and the loss of our principal operating subsidiary through a foreclosure by our former senior secured lenders, we were presented with an opportunity to acquire a real estate portfolio consisting of approximately 3,200 rental homes across the United States moving us into a new direction which our current management believes offers substantial opportunity for the benefit of shareholders. Accordingly, on December 30, 2019, we acquired nearly 3,200 real estate properties by and through our newest subsidiary, US Home Rentals, LLC (the “Vision Transaction”).

Internal Investigation

In current reports on Form 8-K filed on March 11, 2019 and March 22, 2019, we disclosed that we had entered into certain securities purchase agreements (the “Purchase Agreements”) with certain investors (the “Investors”), pursuant to which we sold an aggregate principal amount of $22,700,000 in convertible notes (the “Notes”) between January 2017 and January 2019. Approximately $9,800,000 of principal and interest had been converted into 5,186,306 shares of our common stock through March 19, 2019. These issuances were not supported by a listing application with the Exchange, which resulted in us receiving a public reprimand letter from the NYSE Regulation Staff of the Exchange on March 25, 2019. On March 22, 2019, we announced the initiation of an independent investigation (the “Investigation”) of these issuances and engaged K&L Gates LLP and Credibility International, LLC, an independent forensic accounting firm (together, the “Team”) to conduct the Investigation.

The investigation found that:

●	in numerous instances, prior management, including Michael Palleschi and David Lethem, caused the issuance the Notes as well as other financings without proper Board authorization;
●	prior management misused corporate funds for personal expenses, including for charter flights and automobile leases;
●	prior management engaged in numerous related party transactions, some of which were implemented to our detriment and were not disclosed properly or were not disclosed at all; and
●	the Team found that prior management recognized false unbilled revenue in 2016 and 2017. The revenue was booked to unbilled Accounts Receivable and later written off in three separate transactions in 2018.

Non-Reliance on Previously Issued Financial Statements

On April 2, 2019, we announced that our Audit Committee, following a communication by Marcum, our former independent registered public accounting firm, concluded that previously issued audited financial statements as of and for the year ended December 31, 2017, and interim reviews of the financial statements for the periods ended March 31, June 30, and September 30, 2018 and 2017, should no longer be relied upon. The conclusion to prevent future reliance on the aforementioned financial statements resulted from the determination that such financial statements failed to properly account for certain convertible notes and other potentially dilutive securities. Specifically, we identified a potential issue related to the accounting related to certain convertible notes and other potentially dilutive securities the Company issued in 2017, 2018, and during January of 2019.

On June 11, 2019, the Audit Committee, following a communication by Marcum, concluded that the Company’s previously issued audited financial statements as of and for the years ended December 31, 2017 and 2016 and completed interim reviews for the periods ended March 31, June 30, and September 30, 2018, 2017 and 2016 should no longer be relied upon. The conclusion on June 11, 2019 to add the aforementioned 2016 financial statements to those statements which should no longer be relied upon resulted from determinations made as part of our ongoing restatement effort that certain items, including revenues originally recognized in 2016, should no longer be recognized.

See Part 1. Business, “Recent Developments” and Part II, Item 8. Financial Statements and Supplementary Data, Note 2. “Restatement of Consolidated Financial Statements”.

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

Revenue and Cost of Goods Sold Recognition

We recognize revenues from fixed-price and modified fixed-price construction contracts on the percentage-of-completion method, measured by the percentage of cost incurred to date to estimated total cost for each contract. That method is used because management considers total cost to be the best available measure of progress on the contracts. Because of inherent uncertainties in estimated costs, it is at least reasonably possible that the estimates used will change within the near term. Contract cost of sales include all direct material and labor costs and those indirect costs related to contract performance, such as subcontractor commitments, indirect labor, supplies, tools and repairs. Selling, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income, which are recognized in the period in which the revisions are determined. Changes in estimated job profitability resulting from job performance, job conditions, contract penalty provisions, claims, change orders, and settlements, are accounted for as changes in estimates in the current period. The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenues recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenues recognized.

Due to the short-term nature of our network construction contracts, revenue is recognized once 100% of a contract segment is completed. A contract may have many segments, of which, once a segment is completed; the revenue for the segment is recognized and no further obligation exists. Our construction contracts or segments of contracts typically can range from several days to two to four months. Contract costs may be billed as incurred. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs. Selling, general and administrative costs are charged to expense as incurred. We begin recognizing revenue on a project as project costs are incurred and revenue recognition criteria are met.

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

Derivatives

We account for derivative instruments in accordance with applicable accounting standards and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet.

We use estimates of fair value to value our derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, our policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads (including for our liabilities), relying first on observable data from active markets. We categorize our fair value estimates in accordance with ASC No. 820, Fair Value of Financial Instruments based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above.

Warrant Liability

We account for certain common stock warrants outstanding as a liability at fair value and adjusts the instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our consolidated statements of operations.

Embedded Conversion Features

We evaluate embedded conversion features within convertible debt to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in our statements of operations. If the conversion feature does not require recognition of a bifurcated derivative, the convertible debt instrument is evaluated for consideration of any beneficial conversion feature requiring separate recognition.

In this section, we discuss the results of our operations for the year ended December 31, 2018 compared to the year ended December 31, 2017. For a discussion of the year ended December 31, 2017 compared to the year ended December 31, 2016, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Consolidated Results of Operations

(dollars in thousands)

Overview

For the years ended December 31, 2018 and 2017, we reported a net loss of $46,592 and $92,083, respectively, a decrease of $45,491 or 49%. The decrease in the net loss was attributable to a reduction in non-operating expenses for the year ended December 31, 2018 as compared to December 31, 2017, partially offset by an increase in operating expenses. The reduction in non-operating expenses was primarily due to the following: (i) a gain in the fair value of the debt derivative and warrant liability of $62,224 (ii) an increase in the gain on debt extinguishment of $26,052 (iii) an increase on the loss of debt issuance of $18,871 (iv) partially offset by an increase in amortization of deferred financing costs and debt discount. The reduction in non-operating expenses were partially offset by an increase in operating expenses of $50,360, which was primarily due to an increase in selling, general and administrative expenses of $26,769 and compensation expense of $23,182 expenses.

Revenues and Gross Profit

Our consolidated revenues for the year ended December 31, 2018 were $384,755, as compared to revenues of $215,509 for the year ended December 31, 2017, resulting in an increase of $169,246. The increase in revenues was primarily attributable to the acquisition of Benchmark which was included in the results for a full year in 2018 compared to the period from April 21, 2017 through December 31, 2017. Although our cost of revenues increased by $146,716, our gross profit margin was approximately 14% for each of the years ended December 31, 2018 and 2017.

Operating Expenses

Our operating expenses were $91,180 and $40,820 for the years ended December 31, 2018 and 2017, respectively, representing an increase of $50,360. The increase in operating expenses was primarily due to the following: i) an increase in selling, general and administrative expenses of $26,769, resulting from an increase of consulting expenses of $9,380, $5,603 of expenses related to the write-off of the CrossLayer network platform and travel expenses of $1,382; ii) an increase in compensation expense of $23,182 resulting from the issuance of share- based compensation to certain employees of $13,983 and an increase in salaries and wages of $8,940; and iii) an increase in amortization expense of $1,154 related to the intangible assets acquired in the Benchmark acquisition; partially offset by a decrease in transaction expenses of $701 incurred from the acquisition of Benchmark in 2017.

Operating Loss

The operating loss increased by $27,830, from an operating loss of $10,463 for the year ended December 31, 2017 to an operating loss of $38,293 for the year ended December 31, 2018 due from the increase in total operating expenses.

Other (Expense) Income

Other expense was $7,213 for the year ended December 31, 2018, as compared to $81,060 for the year ended December 31, 2017, a decrease of $73,847 or 91%. The decrease is primarily due to the favorable change in fair value of the debt derivative and warrant liability of $62,224 year-over-year, which was partially offset by an increase in the amortization of deferred financing costs and debt discounts of $33,169 year-over-year. Interest expense increased by $2,758 for the year ended December 31, 2018 as compared to the year ended December 31, 2017 due to the increase in borrowings.

Liquidity and Capital Resources

(in thousands)

Overview

As of December 31, 2018 and 2017, we had total assets of $164,290 and $168,695, current assets of $96,186 and $88,910, total liabilities of $223,749 and $239,500, and current liabilities of $191,687 and $175,175, respectively.

Current assets consists of operating cash of $12,170 and $15,642, accounts receivable of $74,048 and $61,699, costs and estimated earnings in excess of billings on uncompleted contracts of $5,974 and $5,286 and other current assets of $3,994 and $6,283 as of December 31, 2018 and 2017, respectively. Current liabilities consists of accounts payable and accrued expenses of $87,426 and $54,082, billings in excess of costs and estimated earnings on uncompleted contracts of $34,690 and $37,531, Senior notes payable, convertible notes payable, merchant credit agreements and notes payable and capital leases of $44,182 and $10,299, notes and payables to related parties of $13,793 and $8,576, conversion and warrant liabilities of $11,596 and $64,687 as of December 31, 2018 and 2017, respectively.

As of December 31, 2018 and 2017, we had negative working capital of $95,501 and $86,265, respectively. As of the date of this filing, our cash and cash equivalents are insufficient to sustain operations in the near term. We have substantial cash requirements, which consist of payment obligations under existing indebtedness, settlement agreements for indebtedness incurred by former management, payroll and other corporate expenses. Currently, our primary sources of cash have been from short-term borrowings and financings, which prospects have been hampered as a result of the uncertainty as to the severity and duration of the COVID-19 pandemic (which has led to disruption and volatility in the financial and real estate markets). And even though we have already taken measures to mitigate the effect of COVID-19 on our business, including negotiating extensions or deferrals on outstanding debt and placing certain employees in impacted markets on furlough, there is no assurance that these efforts will be enough to support our daily operations in the near term without additional financing.

In addition to the above-mentioned mitigating strategies, we are considering and actively pursuing various types of financing alternatives, including financings that leverage unencumbered properties in our real estate portfolio and have applied for a loan under the Paycheck Protection Program (“PPP”) and the Economic Injury Disaster Loan Program (“EIDL”) pursuant to the recently enacted CARES Act through the U. S. Small Business Association programs. However, there is no assurance that we will be able to obtain PPP or EIDL proceeds as a result of program limitations, our credit profile or other factors or that we will be able to secure additional financing on terms that are favorable to us, or at all. We believe our debt and equity financing prospects will improve once we are current in our Exchange Act filings and we are able to resume trading on a national stock exchange or on an over-the-counter market, although no assurances can be provided in that regard either. And while we believe in the viability of our strategy to increase revenues and raise additional funds, we are unable to predict the impact of COVID-19 on our operations and liquidity, and depending on the magnitude and duration of the COVID-19 pandemic, such impact may be material.

Liquidity

During the year ended December 31, 2018 and 2017, we incurred net losses of $46,592 and $92,083 and had an accumulated deficit of $174,632 and $128,040, respectively. On April 20, 2017, in conjunction with the acquisition of Benchmark, our senior lender amended its existing credit facility to provide for approximately $10,100 towards the cash purchase price and extension of the maturity date of the existing credit facility to March 31, 2019. Additionally, we incurred approximately $50,000 of debt as part of the Benchmark acquisition, of which $7,500 matured on October 20, 2018, which was paid in full as of that date, and $12,500 which was to mature on April 20, 2019 and $30,000 which was to mature on April 20, 2020. All of the debt incurred in connection with the Benchmark acquisition was considered to be fully paid and satisfied as a result of the Benchmark Foreclosure, see Item 1. Business, “Recent Developments, Foreclosure.”

Other sources of liquidity could include additional potential issuances of debt or equity securities in public or private financings. However, there is no assurance that additional financing will be available if needed or that management will be able to obtain and close financing on terms acceptable to us, or whether our anticipated future profitable and positive operating cash flow generated through its backlog will coincide with its debt service requirements and debt maturity schedule. If we are unable to raise sufficient additional funds or generate positive operating cash flow when required, we may need to develop and implement a plan which may include but may not be limited to such measures as extending payables, renegotiating debt facilities, extending debt maturities, the sale of SFR assets and reducing overhead, until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Cash Flows

We expect our liquidity needs to include the payment of interest and principal on our indebtedness, capital expenditures, income taxes and other operating expenses. We use our cash inflows to manage the temporary increases in cash demand and utilize our credit facility to manage more significant fluctuations in liquidity.

The following table summarizes our cash flow for 2018 and 2017:

	For Year Ended December 31,
	2018	2017	Increase (Decrease)
		(As Restated)
Net cash provided by (used in):
Operating activities	$17,854	$3,960	$13,894	351%
Investing activities	(631)	(18,570)	$17,939	(97)%
Financing activities	(20,695)	28,840	$(49,535)	(22)%
(Decrease) increase in cash	$(3,472)	$14,230	$(17,702)	(22)%

N/M – not meaningful

Cash Flows for the Years Ended December 31, 2018 and 2017

Cash Provided by Operating Activities

Net cash provided by operating activities for the years ended December 31, 2018 was $17,854 as compared to $3,960 for the year ended December 31, 2017. The $13,894, or approximately 351% increase, is mainly due to the net $18,710 increase in assets and liabilities and decrease of $45,461 in net loss, partially offset by a $50,307 decrease in non-operating expense add-backs.

Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2018 and 2017, decreased by $17,939 to $631 from $18,570, or approximately 97%. The change in cash from investing activities was primarily due to the net cash paid for the acquisition of Benchmark totaling $14,834 (cash paid of $17,250 less cash received of $2,416) for the year ended December 31, 2017 and the decrease in capital expenditures of $3,105 for the year ended December 31, 2018.

Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $20,695 for the year ended December 31, 2018 compared to cash provided by financing activities of $28,840 for the year ended December 31, 2017. During the year ended December 31, 2018, we received total cash proceeds of $35,347 and made total cash payments of $63,434 on the issuance of convertible notes, merchant credit agreements and senior notes and other payables.

During the year ended December 31, 2017, we received total cash proceeds of $31,408 and made total cash payments of $5,385 on convertible notes, merchant credit agreements, senior notes, Series C notes and other notes payable.

During the years ended December 31, 2017 and 2018, we made cash payments for deferred financing costs of $540 and $521, respectively.

During the years ended December 31, 2017 and 2018, we received cash from the issuance of common stock and exercise of common stock warrants of $7,932 and $3,338, respectively.

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

Long-Term Debt and Credit Facilities

On October 28, 2015, we entered into an $8,000 senior credit facility (“Facility”) with Lateral and certain other Lenders. The Facility had a two-year term, and interest payments in the amount of 12%, paid quarterly in arrears. Additionally, there is a “payment in kind” (“PIK”) provision providing a 4% per annum increase in the principal balance monthly. The Facility was secured by all of our assets.

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

During December 2017, we incurred a $42 penalty related to loan non-compliance, which was added to the principal amount of the Facility and incurs interest under the terms of the Facility, due March 31, 2019.

During January 2018, we received cash of $23 for a note under the terms of the facility and converted $867 in PIK interest and $110 in debt discount into principal, all due March 31, 2019.

During April 2018, we borrowed a total of $1,025 under the terms of the Facility, due March 31, 2019. We recognized an original issuance discount of $103 and deferred finance costs of $10 on the note.

During September 2018, we borrowed a total of $2,188 under the terms of the Facility, due March 31, 2019. The borrowing consisted of $1,949 in accrued interest conversion, an original issuance discount of $219 and fees of $20.

During October 2018, we borrowed $1,300 under the terms of the Facility, due March 31, 2019. The borrowing consisted of $1,170 in cash and an original issuance discount of $130.

During the years ended December 31, 2018 and 2017, we had several debt covenant violations primarily related to our various financing arrangements which were prohibited by the Facility, for which we received waivers from its lenders under the Facility.

As of December 31, 2018, total outstanding indebtedness under the Facility was $36,441. As of December 31, 2019, all indebtedness under the Facility was fully paid and discharged a result of the Benchmark Foreclosure.

See Part I — Item 1. Business, “Recent Developments,” for further information regarding the current status of the Facility and the underlying indebtedness.

Senior Secured Promissory Notes

On January 27, 2020, we issued two senior promissory notes to Benchmark, one in the principal amount of $4,129 and the other in the principal amount of $600 (collectively, the “Senior Notes”), each such note secured by all of our non-real estate assets pursuant to a security agreement of even date therewith. The $4,129 note, which matures on December 1, 2020 and has an annual interest rate of 10%, obligates us to repay certain monies previously paid or transferred to us at the time of the Foreclosure Proposal, including (i) $3,000 in cash; (ii) two Working Capital Cash Payments totaling $600; and (iii) approximately $500 in cash remaining in a Benchmark bank account, was issued in consideration of a $6,000 reduction to the $28,000 Remaining Indebtedness.). The $600 note, which has a maturity date of December 1, 2020 and an annual interest rate of 10%, was issued to evidence the loan advanced by Benchmark on January 10, 2020 in the principal amount of $300 and an additional $300 loan from Benchmark advanced on January 27, 2020.

On April 20, 2017, in conjunction with our acquisition of Benchmark, we issued convertible promissory notes in the aggregate principal amount of $12,500 and promissory notes in the aggregate principal amount of $30,000 to certain stockholders of Benchmark, which matured on April 20, 2020. Pursuant to the Agreement Regarding Debt and Series H Preferred Stock on October 10, 2019, we were released from $19,000 in principal, leaving the remaining amount due, inclusive of interest and paid in-kind interest of $28,000 at December 31, 2019. In conjunction with the Senior Secured Promissory notes discussed above, the amount was given a reduction of in the balance, leaving a balance of approximately $22,000 as of the date of this filing.

On February 12, 2020, we issued a senior promissory note to Lateral SMA Agent, LLC in the principal amount of $800, consisting of approximately $550 in expenses and advances previously made by Lateral on behalf of us and an additional $250 loan from Lateral. The $800 note is secured by all of our non-real estate assets pursuant to security agreement of even date therewith and has a maturity date of November 15, 2020 and an annual interest rate of 10%.

On February 27, 2020, we issued a senior promissory note to Lateral SMA Agent, LLC in the principal amount of $75 for working capital purposes. The $75 note is secured by all of our non-real estate assets pursuant to security agreement of even date therewith and has a maturity date of November 15, 2020 and an annual interest rate of 10%.

On April 29, 2020, we issued a senior promissory note to Lateral SMA Agent, LLC in the principal amount of $200 for working capital purposes. The note is secured by all our non-real estate assets pursuant to a security agreement of even date therewith and has a maturity date of November 15, 2020 and an annual interest rate of 10%. The note including interest was paid in full on May 8, 2020.

Vision Acquisition Promissory Notes

On December 30, 2019, in conjunction with the Vision Purchase Agreement, the parties amended the Vision Purchase Agreement to, among other things, allow the $9,750 balance of the cash portion of the purchase price to be paid in cash or short-term promissory notes. Accordingly, we issued $9,750 in promissory notes payable, due on or before March 31, 2020 as extended by the forbearance period. As of the date of this filing, there is $9,750 due on these short-term promissory notes.

Convertible Notes Payable

During March 2018, we issued a convertible redeemable note in the principal amount of $2,315. The note was due September 2018, accrues interest at 4% per annum and was secured by shares of our common stock. The note is convertible at any time at the option of the holder into shares of our common stock at a price equal to 50% of the lowest trading prices of our common stock during the prior twenty-one consecutive trading days. As of the date of this filing, the outstanding balance, including penalties, is approximately $2,525, which is past due. We are pursuing a settlement of all amounts due.

During September 2018, we issued a convertible redeemable note in the principal amount of $525. The note was due September 2019, accrues interest at 4% per annum and was secured by shares of our common stock. The note is convertible at any time at the option of the holder into shares of our common stock at a price equal to 65% of the lowest trading prices of our common stock during the prior twenty-one consecutive trading days. As of the date of this filing, the outstanding balance including penalties and interest, is approximately $525 which is past due. We are pursuing a settlement of all amounts due.

During March 2020, we issued a convertible redeemable note in the principal amount of $1,800. The note is due May 10, 2021, accrues interest at 6% per annum and is secured by shares of our common stock. The note is convertible at any time at the option of the holder into shares of our common stock at a price equal to 66% of the average of the two lowest trading prices of our common stock during the prior twelve consecutive trading days. The outstanding balance is approximately $1,800 as of the date of this filing.

Between April and October 2019, we entered into settlement and release agreements with nine convertible note holders to settle thirteen convertible notes, whereby, we agreed to pay the holders a total of $5,511 in monthly payments through Jan 2011 to settle all existing convertible note principal and interest amounts and remove any conversion features. The balance outstanding on these settlement agreements is approximately $3,042 as of the date of this filing.

Promissory Notes

During February 2019, Company signed a term note for $5,000, payable in monthly installments over twenty- two months bearing interest at a rate of 22% per annum. The term note has a balance of approximately $3,620 as of the date of this filing.

On April 16, 2020, we issued a demand promissory notes, in the amount of $100, for working capital. The note is unsecured, due on demand, accrue interest at the rate of 10% per annum and was paid in full with interest on May 8, 2020.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On February 21, 2020, the Audit Committee of the Board of Directors dismissed Marcum LLP (“Marcum”) as the Company’s independent registered public accounting firm.

The audit reports of Marcum on the Company’s financial statements for the years ended December 31, 2018 and 2017, did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. Marcum did not provide a report on the Company’s financial statements during fiscal years ended December 31, 2018 and December 31, 2019. During the fiscal years ended December 31, 2018 and December 31, 2019, and the subsequent period through February 21, 2020, there were (i) no disagreements between the Company and Marcum on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Marcum, would have caused Marcum to make reference to the subject matter of the disagreement in Marcum’s reports on the Company’s consolidated financial statements for such years, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K, except as described below.

As previously reported in Current Reports on Form 8-K filed by the Company on April 4, 2019 and June 13, 2019, Marcum had informed the Company that Marcum’s audit reports included in the Company’s previously issued audited financial statements as of and for the years ended December 31, 2017 and December 31, 2016, and Marcum’s interim reviews of the financial statements for the periods ended March 31, June 30, and September 30, 2018, 2017 and 2016, should no longer be relied upon. The Company identified a number of material weaknesses in internal control over financial reporting as disclosed in Item 9A of the Company’s Annual Reports on Form 10-K for the years ended December 31, 2017, as well as several Quarterly Reports on Form 10-Q for quarterly periods during 2017 and 2018. The Audit Committee discussed these matters with Marcum.

On February 27, 2020, the Audit Committee of the Board of Directors approved the appointment of Turner, Stone & Company, L.L.P. as the Company’s independent registered public accounting firm for the years ended December 31, 2017, 2018 and 2019, as well as the year ending December 31, 2020.

ITEM 9A. Controls and Procedures.

Background

Prior to the filing of this Form 10-K, the Company has neither issued audited financial statements, nor filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q, since our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018, respectively. Consequently, management previously had not evaluated the effectiveness of our disclosure controls and procedures since September 30, 2018, or our internal controls over financial reporting since December 31, 2017. As disclosed in our Current Report on Form 8-K filed on June 13, 2019, management’s and its former independent auditor’s report on the effectiveness of internal control over financial reporting as of December 31, 2017 should no longer be relied upon.

As more fully explained in our Explanatory Note, the remedial measures undertaken in response to the Internal Investigation and the non-investigatory issues that were identified by current management and our independent auditor during the audit process, and the conclusions that our current management reached in its evaluations of the effectiveness of our disclosure controls and procedures and internal controls over financial reporting as of December 31, 2018, are described below.

Notwithstanding the material weaknesses described with this item 9A, our management, including our interim Chief Executive Officer and interim Chief Financial Officer, has concluded that the consolidated financial statements and related financial information included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles in the United States. Management’s belief is based on a number of factors, including, but not limited to:

●	The completion of the Audit Committee’s investigation and the substantial resources expended (including the use of external consultants) and the resulting adjustments we made to our previously issued financial statements, including the restatement of our fiscal year 2017 audited financial statements and our unaudited quarterly and year-to-date financial statements for March 31, 2017, June 30, 2017, September 31, 2017, March 31, 2018, June 30, 2018 and September 30, 2018.

●	The subsequent identification by management and our independent auditor during the audit process of non-investigatory issues, leading to the adjustment of our previously issued and non-issued financial statements and our quarterly and year-to-date financial statements for December 31, 2016, March 31, 2017, June 30, 2017, September 31, 2017, March 31, 2018, June 30, 2018 and September 30, 2018.

●	Based on the actions described above, we have updated, and in some cases corrected, our accounting policies and have applied those to our previously issued financial statements and to our fiscal year 2017 and 2018 financial statements; and

●	Certain remedial actions we have undertaken to address the identified material weaknesses, as discussed below.

Internal Investigation

On March 22, 2019, the Company announced the initiation of an independent investigation, based upon the recommendation of the Audit Committee, consisting of independent legal and forensic accounting advisor was in the process of conducting an internal investigation of current and prior period matters relating to the issuance of certain securities purchase agreements with certain investors which the Company entered into, including the proper authorization to enter into these security purchase agreements and convertible notes, the creation and distribution of falsified security purchase agreements and corresponding convertible note documents to the internal accounting group, the resulting accounting treatment, financial reporting and internal controls related to such falsified documents. The Internal Investigation focused principally on security purchase agreements entered into by the Company during the years ended December 31, 2017 and 2018. As a result of the investigation, the Company’s management proposed certain adjustments to previously reported financial statements related to fiscal quarters occurring during the 2017 and 2018 fiscal years of the Company.

The Company announced on April 2, 2019 that the Audit Committee, following a communication by Marcum, concluded that previously issued audited financial statements as of and for the year ended December 31, 2017, and interim reviews of the financial statements for the periods ended March 31, June 30, and September 30, 2018 and 2017, should no longer be relied upon. The conclusion to prevent future reliance on the aforementioned financial statements resulted from the determination that such financial statements failed to properly account for certain security purchase agreements, convertible notes and other potentially dilutive securities. Specifically, the Company identified a potential issue related to the accounting related to certain convertible notes and other potentially dilutive securities the Company issued in 2017, 2018, and during January of 2019.

On June 11, 2019, the Audit Committee, following a communication by Marcum, concluded that the Company’s previously issued audited financial statements as of and for the years ended December 31, 2017 and 2016 and completed interim reviews for the periods ended March 31, June 30, and September 30, 2018, 2017 and 2016 should no longer be relied upon. The conclusion on June 11, 2019 to add the aforementioned 2016 financial statements to those statements which should no longer be relied upon resulted from determinations made as part of the Company’s ongoing restatement effort that certain items, including revenues originally recognized in 2016, should no longer be recognized.

The investigatory adjustments are further discussed in Note 2, “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements, located in Item 8 of this Form 10-K.

Non-Investigatory Adjustments Identified During the Audit Process

During the audit process, financial reporting issues were identified by current management, including our new interim Chief Financial Officer (the “CFO”), which were unrelated to the internal investigation and which resulted in further adjustments to the Company’s previously issued or prior fiscal years’ unissued financial statements. These issues were due to the lack of supporting evidence and authorizations for various historical accounting journal entries or accounting policies, failure to adequately and consistently complete the financial integration of Benchmark, and the inadequate performance of our internal controls during the 2017 and 2018 fiscal year.

The non-investigatory adjustments are further discussed in Note 2, “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements, located in Item 8 of this Form 10-K.

Evaluation of Disclosure Controls and Procedures

The current interim Chief Executive Officer and current interim Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of December 31, 2018. Based on this evaluation, they conclude that because of the material weaknesses in our internal control over financial reporting discussed below, the disclosure controls and procedures were not effective as required under Rule 13a-15(e) under the Securities Exchange Act of 1934. Disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Management’s Assessment of Internal Control Over Financial Reporting

The Company’s Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, Management has determined that our internal control over financial reporting was not effective as of December 31, 2018, and the periods covered under this Annual Report on Form 10-K due to the material weaknesses described below.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission’s 2013 Internal Control-Integrated Framework. Based on its assessment, as well as factors identified during the Audit Committee investigation, Internal Investigation and subsequent audit process, management has concluded that that our internal control over financial reporting as of December 31, 2018, were not effective due to the existence of the material weaknesses in internal control over financial reporting described below from the former Board and senior management.

Material Weaknesses Identified and Remedial Measures Implemented Based Upon Internal Investigation and Management Findings

1.	Lack of proper Board authorization for the entry into security purchase agreements and issuance of the corresponding convertible notes and warrants;

2.	Lack of Board and senior management oversight and adherence to processes resulting in the misuse of company funds for personal expenses by the former senior management;

3.	Lack of Board and senior management oversight and adherence to processes resulting in the non-reporting or improper recording of related party transactions;

4.	Override of accounting policies by senior management in the proper recognition of revenue; and

5	Senior management did not follow policies with regards to the proper authorization of compensation, deferred salary and certain payroll transactions, including non-reporting payroll taxes.

As previously reported, and as more fully described below, the current Board determined to implement significant remedial measures to address the findings of the Internal Investigation. The Company has substantially completed the implementation of the remedial measures as identified in the Internal Investigation and believes that the implementation of these measures will effectively address the tonal issues identified by the Internal Investigation and provide for a sustained culture of compliance.

The Company has also taken numerous remedial actions in response to the findings of the Internal Investigation and Non-Investigatory Adjustments Identified During the Audit Process. Most notably, the Company has made dramatic changes to its management team, completely replacing senior management, including Messrs. Palleschi and Lethem as well as its former Board of Directors. The Company has also restated its financial statements for fiscal year 2017 and the periods ended March 31, June 30 and September 30, 2018 and 2017. The restatement corrects the improperly recognized revenue identified by the Internal Investigation and accounts for the embedded derivatives contained in the convertible notes. In addition, the Company has taken significant steps to improve its policies and procedures and internal controls relating to, among other things, the following: (i) tracking, approving and disclosing all issuances of equity and debt, (ii) its expense reimbursement policy and (iii) tracking, approving and disclosing related party transactions.

Changes in Internal Control over Financial Reporting

Other than described above in the Item 9A, Controls and Procedures, there has been no change in our internal control over financial reporting in our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information.

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As of the Fiscal Years Ended December 31, 2018 and December 31, 2017

Set forth below is information regarding the executive officers and directors for each of the fiscal years ended December 31, 2018 and 2017:

Name	Age	Titles
Michael Palleschi	44	Former Chief Executive Officer, President, and Chairman of the Board
David Lethem	61	Former Chief Financial Officer
Lynn Martin	52	Former Chief Operating Officer
Luisa Ingargiola	52	Former Director and Audit Committee Chair
Christopher Ferguson	52	Former Director and Compensation Committee Chair
Patrick O’Hare	52	Former Director and Nominating and Corporate Governance Chair
Brad Mitchell	60	Former Director
Fred Sacramone	50	Former Director and Former Interim Chief Executive Officer

As of the filing of this Annual Report

Set forth below is information regarding our current executive officers and directors as of the filing of this Annual Report on Form 10-K:

Name	Age	Titles	Date of Appointment
Michael P. Beys	48	Interim Chief Executive Officer, President and Director	October 18, 2019 as Director December 11, 2019 as Interim CEO
Ernest J. Scheidemann	59	Interim Chief Financial Officer	May 5, 2020
Richard de Silva	47	Director	October 18, 2019
Peter Ghishan	42	Director and Compensation Committee Chair	October 18, 2019
Joseph Cunningham	72	Director and Audit Committee Chair	October 18, 2019

Michael Palleschi, Former Chief Executive Officer and Chairman of the Board (resigned from the Board on May 11, 2019 and terminated as CEO on May 13, 2019)

Michael Palleschi served as the Company’s Chief Executive Officer and Chairman of the Board of Directors from January 2014 to May 2019. From June 2007 through 2010, he was the Director of Infrastructure Services for a South Florida facilities-based telecommunications company start-up. From 2000 through 2007, he held several Senior Management positions at Level 3 Communications in New York and Georgia. Mr. Palleschi has also held several Senior Management/Executive roles at major telecommunications companies such as Qwest Communications and MCI. Mr. Palleschi received a degree in Engineering and Business Management for The State University of New York.

David Lethem, Former Chief Financial Officer (resigned on March 12, 2019)

David Lethem served as the Company’s CFO from June 2014 to March 2019. Prior to joining FTE, Mr. Lethem was the Director of Finance and Audit for Audit Management Solutions, Incorporated from November of 2007 to April 2014. He was responsible for the financial, operational, and audit management of both public and private companies working in the banking, telecommunications, mobile marketing, manufacturing, and finance sectors. Mr. Lethem received his BA from the University of Dubuque and MBA from California Coast University. His is also holds the following certifications, CIA and CRMA.

Lynn Martin, Former Chief Operating Officer (resigned on January 25, 2019)

Lynn Martin served as the Company’s Chief Operating Officer from September 2016 to January 2019. Prior to joining FTE, Mr. Martin was Senior Vice President of the communications, software, and technology division of Nexius where he was responsible for growing the business by delivering end-to-end network solutions for emerging technologies, such as Open Source/NFV/SDN and infrastructure services that provided relevant value to customers and helped them to optimize their businesses. Mr. Martin also served as Executive Director of Telcordia Technologies, managing the company’s next generation software product line, a senior strategist in Accenture’s Network Practice, and as Vice President of Operational Integration and Process Management at Level 3 Communications for more than 10 years.

Luisa Ingargiola, Former Director and Audit Committee Chair (resigned as Audit Chair on May 13, 2019 and resigned as a Director on May 29, 2019)

Luisa Ingargiola served as director of the Company’s board and chair of the audit committee from February 2016 to May 2019. Ms. Ingargiola previously served as the Chief Financial Officer for Magne Gas, a NASDAQ listed technology company, which produces a plasma-based system for the gasification and sterilization of liquid waste. Ms. Ingargiola also served as a director for The JBF Foundation Worldwide and CES Synergies, Inc., where she served as the audit chair. Prior to joining Magne Gas, Ms. Ingargiola worked as a Budget and Expense Manager for MetLife Insurance Company. In this capacity, she managed a $30,000,000 annual budget. Her responsibilities included budget implementation, expense and variance analysis and financial reporting. Ms. Ingargiola previously served as a director and audit chair for CBD Energy Limited in 2014. Ms. Ingargiola received BA from Boston University and MA from the University of South Florida.

Christopher Ferguson, Former Director and Compensation Committee Chair (resigned as Compensation Chair on May 13, 2019 and resigned as a Director on May 29, 2019)

Christopher Ferguson served as a director of the Company’s board and chair of the compensation committee from February 2016 to May 2019. Mr. Ferguson serves as the Managing Director of Tern Capital Partners, LLC, a private equity investment firm founded by Mr. Ferguson in 2013. In 2010, Mr. Ferguson co-founded a company in the fiber network industry, and he served as CEO of the company until June 2013. In addition to his duties at Tern Capital, Mr. Ferguson serves as a member of the Board of Directors for Pennsylvania Youth Theater, a non-profit children’s theater based in Bethlehem, PA, and as a member of the non-profit organization Embrace Your Dreams, which teaches life skills to at risk children through golf and tennis programs. In August 2001, Mr. Ferguson co-founded Mercer, a provider of innovative workforce management solutions to a variety of industries including transportation and engineering, with co-founder, Michael Traina. Prior to founding Mercer, Mr. Ferguson and former New Jersey Governor, James J. Florio, co-founded The Florio Group, a private equity investment company. In addition, Mr. Ferguson served as Chief Financial Officer for Cabot Marsh Corporation in 1995 and remained as a director for the company until 1999. Mr. Ferguson has been a member of the New Jersey and Pennsylvania Bars since 1994. He received a J.D. from Widener University School of Law in May and BA from Villanova University.

Patrick O’Hare, Former Director and Nominating and Corporate Governance Chair (resigned on May 29, 2019)

Patrick O’Hare served as a director of the Company’s board and chair of the nominating and corporate governance committee from March 2016 to May 2019. Mr. O’Hare has over 25 years’ experience in the telecommunications industry and is currently the Senior Vice President of Operations at ZenFi Networks, Inc. where he is responsible for network planning, engineering, operations, and service delivery. Prior to ZenFi, Mr. O’Hare was the Senior Vice President of Operations and Engineering at Sidera Networks where he led all operations, service delivery and engineering functions and was instrumental in the company’s acquisition by Berkshire Partners. Previously, he was Vice President of Field Operations for Zayo Bandwidth, where he was responsible for all aspects of field operations and the company’s fiber to the tower deployments. Prior to that, Mr. O’Hare was Vice President for Field Operations for Level 3 Communications, where he was responsible for all field operations for the East region of North America. During his tenure at Level 3, Mr. O’Hare also held responsibility nationally for the company’s Customer Program Management organization. Before joining Level 3, he held several management positions of increasing responsibility at Verizon’s predecessor companies; New York Telephone, NYNEX and Bell Atlantic. Mr. O’Hare received an MBA from Long Island University and a BA from the State University of New York - University at Albany.

Brad Mitchell, Former Director (resigned on May 29, 2019)

Brad Mitchell served as a director of the Company’s board from February 2016 to May 2019. Mr. Mitchell serves as President of TelePacific Communications Texas, where he is responsible for TelePacific’s operations across the state of Texas. Mr. Mr. Mitchell returned to TelePacific after previously serving as Senior Vice President - Field Operations and was instrumental in creating TelePacific’s customer-centric structure by leading the TelePacific’s sales operations during TelePacific’s early years. Prior to TelePacific, Mr. Mitchell served as Area Vice President at Sprint PCS, where he launched and operated several markets in the southeast, including New Orleans and Atlanta. More recently, he served as Executive Vice President of Cable & Wireless’ International Accounts. Mr. Mitchell received a BA from Oglethorpe University in Atlanta.

Fred Sacramone, Former Director and Former Interim CEO, (resigned on October 18, 2019)

Fred Sacramone served as a director of the Company’s board from April 2017 (following the Company’s acquisition of Benchmark Builders, Inc. in April 2017) to October 2019. He was also appointed by the Board to serve as the Interim Chief Executive Officer from June 2019 to October 2019, until a new Board was constituted in October 2019. Mr. Sacramone was a co-founder of Benchmark in 2008, and served as the company’s president, continuing in that role following the transaction with FTE while becoming a member of the FTE Networks Board of Directors. Previously, Mr. Sacramone held senior roles in project management, overseeing large and complex projects, including work for Rockefeller Group, Simpson Thatcher, Trinity Real Estate, Del Friscos, Depository Trust, and NBC. He received a BBA from the University of Massachusetts.

Michael P. Beys, Interim Chief Executive Officer and Director

Mr. Beys is a partner with the law firm Beys Liston & Mobargha LLP, which he founded in 2009. He focuses his practice on federal criminal defense, complex commercial litigation and real estate litigation. From 2000 to 2005, Mr. Beys served as a federal prosecutor in the U.S. Attorney’s Office for the Eastern District of New York, where he was the lead counsel in over 100 federal prosecutions and investigations involving racketeering, fraud, tax evasion, money laundering, narcotics trafficking, violent crimes and terrorism. Mr. Beys is also currently a director of Secure Property Development & Investment, PLC, a publicly listed (London’s AIM) owner and operator of commercial and industrial properties in Eastern Europe. In 2005, he co-founded Aristone Capital, a real estate investment firm which provided mezzanine debt financing to New York area real estate developers. In 1999, he founded Cobblestone Ventures, Inc., a real-estate development business which has invested in, or actively managed, numerous conversion and new construction projects in downtown Manhattan. Mr. Beys received a B.A. from Harvard College and a J.D. from Columbia Law School.

Ernest J. Scheidemann, Interim Chief Financial Officer

Mr. Scheidemann was appointed Interim Chief Financial Officer on May 5, 2020. Mr. Scheidemann was the CFO of Benchmark from April 2017 through November 2018. From 2008 to 2015, Mr. Scheidemann was CFO of a private global software company. Prior to that, Mr. Scheidemann was the Treasurer and CFO of WCI Communities, a $2.0 billion publicly traded homebuilder from 2004 to 2008 and held various progressive finance and accounting leadership roles with AT&T Corp from 1984 through 1999. Mr. Scheidemann is a Certified Public Accountant. He holds a Certified Global Management Accountant and Certified Financial Forensics designation issued from the American Institute of CPAs. Mr. Scheidemann received a BA in Accounting from William Paterson University and MBA in Finance and International Business from Seton Hall University.

Richard de Silva, Director

Mr. de Silva serves as Managing Partner of Lateral Investment Management, LLC, a California-based credit and growth equity firm, which he joined in 2014. Mr. De Silva is responsible for leading the day to day investment activities and operations of the firm, which include investment origination, underwriting, asset management and fundraising. Mr. de Silva was previously a General Partner at Highland Capital Partners, a private equity firm. He joined Highland in 2003 and focused on investments in growth-stage technology companies. Mr. de Silva has also held operating roles in several companies as an entrepreneur and senior executive including as co-founder of IronPlanet, a marketplace for construction equipment. He received a B.A. from Harvard College, a Master of Philosophy in International Relations from Cambridge University and an M.B.A. from Harvard Business School.

Peter Ghishan, Director and Compensation Committee Chair

Mr. Ghishan is a partner at CPNV, a global real estate development and construction firm based in Nevada. Mr. Ghishan began his career as an attorney working for a regional media holding company based in Las Vegas from August 2002 to February 2005. In February 2005, Mr. Ghishan moved to real estate full time with Andiamo Ventures, LLC, where through September 2009, he developed nearly $10,000,000 in residential projects in Lake Tahoe, overseeing all aspects of development project underwriting, financing, negotiating all entitlements, construction management and sales oversight. In his role as a commercial real estate broker with Commercial Partners of Nevada from February 2007 to June of 2018, Peter assisted a number of developers, lenders and investors in their acquisition and disposition of more than $50,000,000 in commercial real estate assets. Mr. Ghishan received a B.A. from Duke University and a J.D. from the University of Arizona College of Law. Mr. Ghishan holds his New Mexico, California, and Nevada real estate broker licenses and is an active member of the State Bar of Nevada and an inactive member of the State Bars of Arizona, California, and Montana.

Joseph Cunningham, Director and Audit Committee Chair

Mr. Cunningham serves as President of Liberty Mortgage Acceptance Corporation, a private mortgage lender arranging commercial mortgage-backed securities and bridge financing, which he co-founded in 1992. In 2009, Mr. Cunningham co-founded Renew Lending, Inc., a residential mortgage banking firm. Mr. Cunningham left the firm in 2017. Prior to 2009, Mr. Cunningham served as Chief Operating Officer of Colwell Financial Corporation, where he was responsible for all divisions including residential production, secondary marketing, construction lending, joint ventures, commercial real estate brokerage, loan servicing, insurance, underwriting, personnel, REO, finance and administration, and legal activities. Mr. Cunningham also previously served as Executive Vice President and Chief Financial Officer of Granite Financial Corporation, a boutique mortgage banking firm. Earlier in his career, Mr. Cunningham practiced as a CPA in the Boston office of PwC. Mr. Cunningham received a B.S. in Accounting from Boston College.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

All current officers and directors will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors.

Family Relationships

There are no family relationships among the Company’s current directors or officers.

Involvement in Certain Legal Proceedings

During the past ten (10) years, none of our current officers have been involved in any legal proceeding that are material to the evaluation of their ability or integrity relating to any of the items set forth under Item 401(f) of Regulation S-K. None of our current officers is a party adverse to the Company or any of its subsidiaries in any material proceeding or has a material interest adverse to the Company or any of its subsidiaries.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. To our knowledge, and based solely on our review of the reports electronically filed by the Reporting Persons, the Company believes that all reports of securities ownership and changes in such ownership required to be filed during the years ended December 31, 2018 and 2017 were timely filed, except for the following:

	December 31, 2018			December 31, 2017
Name	Number of Late Insider Reports	Transactions Not Timely Reported	Known Failures	Number of Late Insider Reports	Transactions Not Timely Reported	Known Failures
Michael Palleschi, (D,O)(1)	1	1	1 (Form 5)	—	—	1(Form 5)
David Lethem (O)(2)	1	1	1 (Form 5)	—	—	1 (Form 5)
Lynn Martin (O)(3)	—	—	1 (Form 5)	—	—	1(Form 5)
Kirstin Gooldy (O)(4)	—	—	—	—	—	1 (Form 5)
Anthony Sirotka (O)(5)	1	1	1 (Form 5)	—	—	1 (Form 5)
Brian McMahon (10%)(6)	—	—	1 (Form 5)	—	—	—
Fred Sacramone (D)(7)	—	—	1 (Form 5)	—	—
Christopher Ferguson (D)(8)	—	—	1(Form 5)	—	—	1(Form 5)
Luisa Ingargiola (D)(9)	2	2	1 (Form 5)	—	—	2 (Form 3 and Form 5)
Patrick O’Hare (D)(10)	2	2	1(Form 5)	—	—	1 (Form 5)
Brad Mitchell (D)(11)	1	1	1 (Form 5)	—	—	1 (Form 5)
TLP Investments LLC (10%)(12)	—	1		—	—	1 (Form 5)

(1)	In 2016, Mr. Palleschi failed to file five (5) reports on Form 4 disclosing the issuance of certain shares of Series F Preferred stock and shares of common stock. He also failed to file one (1) report on Form 4 in 2017 and one (1) report on Form 4 in 2018 in respect of certain common stock issuances. Mr. Palleschi did not file a Form 5 for any of the foregoing transactions within the required time frame to regain compliance in 2017, 2018 or 2019.
(2)	In 2016, Mr. Lethem failed to file five (5) reports on Form 4 disclosing the issuance of certain shares of Series F Preferred stock and shares of common stock. He also failed to file one (1) report on Form 4 in 2017 and one (1) report on Form 4 in 2018 disclosing the issuance of certain shares of common stock. Mr. Lethem did not file a Form 5 for any of the foregoing transactions within the required time frame to regain compliance in 2017, 2018 or 2019.
(3)	Mr. Martin failed to file four (4) reports on Form 4 disclosing the issuance of certain shares of common stock in 2016 and failed to file one (1) report on Form 4 in 2017. Mr. Martin did not file a Form 5 for any of the foregoing transactions within the required time frame to regain compliance in 2017 or 2018.
(4)	Ms. Gooldy failed to file one (1) report on Form 4 in 2016 and failed to file one (1) report on Form 4 in 2017. Ms. Gooldy did not file a Form 5 within the required time frame for any of the foregoing transactions to regain compliance in 2017, or 2018 or 2019.
(5)	Mr. Sirotka failed to file three (3) reports on Form 4 in 2016, failed to file two (2) reports on Form 4 in 2017, and failed to file one (1) report on Form 4 in 2018, disclosing the issuance of certain shares of Series F Preferred stock and common stock. Mr. Sirotka did not file a Form 5 for any of the foregoing transactions within the required time to regain compliance in 2017, 2018 or 2019.
(6)	Mr. McMahon failed to file one (1) report on Form 4 in 2017 to disclose a grant of stock options. Mr. McMahon did not file a Form 5 for the foregoing transaction within the required time frame to regain compliance in 2018 or 2019.
(7)	Mr. Sacramone failed to file one (1) report on Form 4 in 2017 to disclose a grant of stock options. Mr. Sacramone did not file a Form 5 for the foregoing transaction within the required time frame; however, he did file a Form 5 on February 14, 2019 to report the issuance.
(8)	Mr. Ferguson failed to file one (1) report on Form 4 in 2016 to disclose the conversion of certain shares of Series F Preferred stock into shares of common stock and one (1) report on Form 4 in 2017 to disclose the issuance of certain shares of common stock. Mr. Ferguson did not file a Form 5 for any of the foregoing transactions within the required time frame to regain compliance in 2017, 2018 or 2019.
(9)	In 2016, Ms. Ingargiola failed to file one (1) Form 3following her appointment as a director; she failed to file one (1) report on Form 4 to disclose the conversion of certain shares of Series F Preferred Stock into shares of common stock; and failed to file one (1) report on Form 4 to report the issuance of certain shares of common stock. In 2017, Ms. Ingargiola failed to file one (1) report on Form 4 to disclose the issuance of certain shares of common stock. In 2018, Ms. Ingargiola failed to file two (2) reports on Form 4 to disclose the issuance of certain shares of common stock. Ms. Ingargiola did not file a Form 5 for any of the foregoing transactions within the required time frame to regain compliance in 2017, 2018 or 2019.
(10)	In 2016, Mr. O’Hare failed to file one (1) report on Form 4 to disclose the conversion of certain shares of Series F Preferred Stock in shares of common stock. In 2017, Mr. O’Hare failed to file one (1) report on Form 4 to disclose the issuance of certain shares of common stock. In 2018, Mr. O’Hare failed to file two (2) reports on Form 4 to report the issuance of certain shares of common stock. Mr. O’Hare did not file a Form 5 for any of the foregoing transactions within the required time frame to regain compliance in 2017, 2018 or 2019.
(11)	In 2016, Mr. Mitchell failed to file two (2) reports on Form 4 to disclose the conversion of certain shares of Series F Preferred Stock into shares of common stock and the issuance of certain other shares of common stock. In 2017, Mr. Mitchell failed to file one (1) report on Form 4 to disclose the issuance of certain shares of common stock. In 2018, Mr. Mitchell failed to file one (1) report on Form 4 to disclose the issuance of certain shares of common stock. Mr. Mitchell did not file a Form 5 for any of the foregoing transactions within the required time frame to regain compliance in 2017, 2018 or 2019.
(12)	TLP investments LLC failed to file two (2) reports on Form 4 in 2016 and failed to file one (1) report on Form 4 in 2018. TLP did not file a Form 5 for any of the foregoing transactions was within the required time frame to regain compliance in 2017, 2018 or 2019.

Code of Ethics

Each of the Company’s directors and employees, including its executive officers, are required to conduct themselves in accordance with ethical standards set forth in the Code of Business Conduct and Ethics adopted by the Board of Directors on January 5, 2015, superseding the prior code of ethics filed as Exhibi1 14.1 to the Company’s Annual Report on Form 10-K filed on January 13, 2009.

A copy of the Company’s current Code of Business Conduct and Ethics is available on our website at www.ftenet.com and is attached as Exhibit 14.4 to this Annual Report.

Director Nominations

We made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors.

Audit Committee

Our Board has a separately designated standing audit committee, established in accordance with Section 3(a)(58)(A) of the Exchange Act. It is governed by a charter, a copy of which is available on our website, www.ftenet.com. The current members of the audit committee are Joseph Cunningham (Chair) and Peter Ghishan each of whom is considered “independent” under the rules of the SEC and the listing standards of NYSE American. Each member of our audit committee can read and understand fundamental financial statements in accordance with audit committee requirements and our board of directors has determined that Mr. Cunningham is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K, based upon past employment experience in finance and other business experience requiring accounting knowledge and financial sophistication. Our Board also has a standing compensation and nominating and corporate governance committee, comprised as set forth in the table below:

Audit Committee	Compensation Committee	Nominating and Governance Committee
Joseph Cunningham*	Peter Ghishan*	Joseph Cunningham
Peter Ghishan	Joseph Cunningham	Peter Ghishan
* Chairperson of the committee

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information with respect to compensation, in accordance with Regulation S-K, for the years ended December 31, 2019, 2018 and 2017 paid to all who served as our chief executive officer and our two most highly compensated executive officers, other than our chief executive officer, whose total compensation exceeded $100,000 (the “named executive officers” or “NEO’s”), including the aggregate fair value of large grants of common stock issued to certain NEO’s. Some of these shares of common stock have either been cancelled and returned to shares to be issued for lack of Board authorization or are the subject matter of a judicial action seeking their return.

Summary Compensation Table

Name and Principal		Salary(1)	Bonus	Stock awards	Stock options	All other compensation	Total
Position	Year	$	$	$	$	$	$
Michael Palleschi, Former Chief Executive Officer	2019	58,192	—	—	—	51,761	109,953	(2)
	2018	1,164,572	850,000	16,278,843	—	2,623,370	20,916,785	(3)
	2017	255,962	—	1,726,331		821,432	2,803,725	(4)

David Lethem, Former Chief Financial Officer	2019	91,163				53,211	144,374	(5)
	2018	282,692		3,564,798		741,676	4,589,166	(6)
	2017	166,154		954,663		169,917	1,290,734	(7)

Lynn Martin, Former Chief Operating Officer	2019	48,660		138,979			187,639	(8)
	2018	356,731				395,400	752,132	(9)
	2017	291,268				23,343	314,611	(10)

Anthony Sirotka, Former Chief Executive Officer and Chief Administrative Officer	2019	351,346	150,000	—	—	22,188	504,304	(11)
	2018	486,538	—	3,565,150	—	136,457	4,188,145	(12)
	2017	193,269	—	302,025	—	78,112	573,406	(13)

Fred Sacramone, Former Chief Executive Officer	2019	173,077	—	—	—	11,094	184,171	(14)

Stephen Goodwin, Former Chief Executive Officer	2019	18,469	—	—		—	18,469	(15)

Michael P. Beys, Current Chief Executive Officer	2019	—	—	—		—	—	(16)

(1)	Amounts reflect net salary (pro-rated in some instances) paid for the respective fiscal year.
(2)	Mr. Palleschi’s total compensation for the year ended December 31, 2019 included: (i) a net salary of $58,192, pro-rated to reflect actual time served; and (ii) approximately $51,761 in perquisites, including automobile and storage allowances. Mr. Palleschi was placed on leave without pay on January 19, 2019 and was subsequently terminated as CEO on May 13, 2019. On April 9, 2019, Mr. Palleschi served the Company with a demand for arbitration alleging a breach of his employment agreement and seeking approximately $11,300,000 in damages. The Company is vigorously contesting the allegations and its liability for any damages. The arbitration is currently pending in the state of Florida.
(3)	Mr. Palleschi’s total compensation for the year ended December 31, 2018 included:
a.	A net salary of $1,164,572;
b.	A purported bonus of $850,000 which was paid in 850 shares of Series A Preferred Stock;
c.	905,770 shares of Company common stock issued on or about August 24, 2018 to TLP Investments, LLC (an entity controlled by Mr. Palleschi and/or his spouse) with a fair value of $12,217,931 and 400,524 shares of Company common stock issued on or about October 11, 2018 to Mr. Palleschi with a fair value of $4,060,912. The Company’s board of directors nullified the foregoing issuances to Mr. Palleschi and related parties and is engaged in litigation to secure their return to shares to be issued); and
d.	$2,623,370 in perquisites, including health, life, dental, disability and vision benefits, automobile and storage allowances, private jet services, personal security, and certain other personal expenses.
(4)	Mr. Palleschi’s total compensation for the year ended December 31, 2017 included: (i) a net salary of $255,962; (ii) approximately $821,432 in perquisites, including health, life, dental, disability, and vision benefits, automobile and storage allowances, private jet services, and certain other personal expenses; and (iii) 69,053 shares of Company common stock issued on or about March 17, 2017 with a fair value of $1,726,331.
(5)	Mr. Lethem’s total compensation for the year ended December 31, 2019 included: (i) a net salary of $91,163, pro-rated to reflect actual time served; (ii) approximately $53,211 in perquisites, including a vehicle allowance and certain other personal expenses.
(6)	Mr. Lethem’s total compensation for the year ended December 31, 2018 included: (i) a net salary of $282,692; (ii) approximately $741,676 in perquisites, including health, life, dental, disability, and vision benefits, private jet services, automobile allowance, payments to him and his spouse, and certain other personal expenses; and (iii) 351,558 shares of Company common stock issued on or around October 11, 2018 with a fair value of $3,564,798.
(7)	Mr. Lethem’s total compensation for the year ended December 31, 2017 included: (i) a net salary of $166,154; (ii) approximately $169,917 in perquisites, including health, life, dental, disability, and vision benefits, private jet services, an automobile allowance, payments to him and his spouse, and certain other personal expenses; and (iii) 38,187 shares of Company common stock issued on or around March 17, 2017 with a fair value of $954,663.

(8)	Mr. Martin’s total compensation for the year ended December 31, 2019 included: (i) a net salary of $48,660, pro-rated to reflect actual time served as Chief Operating Officer; and (ii) 40,063 shares of Company common stock issued on or around January 8, 2019 with a fair value of $139,019. Mr. Martin resigned as Chief Operating Officer on January 25, 2019.
(9)	Mr. Martin’s total compensation for the year ended December 31, 2018 included: (i) a net salary of $356,731; and (ii) approximately $395,400 in perquisites including medical, dental, and vision benefits and other wages and advances.
(10)	Mr. Martin’s total compensation for the year ended December 31, 2017 included: (i) a net salary of $271,154; and (ii) $43,457 in perquisites including medical, dental, and vision benefits and other advances.
(11)	Mr. Sirotka served as interim CEO from January 19, 2019 until his resignation on October 2, 2019, during which time his compensation included (i) a net salary of $351,346, pro-rated to reflect actual time served; (ii) $22,188.60 in perquisites, including medical, dental and vision benefits; and (iii) a $150,000 bonus in consideration for providing a personal guaranty on certain Company debts.
(12)	Prior to serving as interim CEO, Mr. Sirotka served as the Company’s Chief Administrative Officer (CAO). Mr. Sirotka’s total compensation for his service as CAO for the year ended December 31, 2018 included: (i) a net salary of $486,538; (ii) $136,457 in perquisites, including medical, dental, and vision benefits, an automobile allowance, and certain other personal expenses; and (iii) 351,558 shares of Company common stock issued on or around October 11, 2018 with a fair value of $3,565,150.
(13)	Mr. Sirotka’s total CAO compensation for the year ended December 31, 2017 included: (i) a net salary of $193,269; (ii) $78,112 in perquisites, including medical, dental, and vision benefits, an automobile allowance, and certain other personal expenses; and (iii) 12,081 shares of Company common stock issued on or around October 11, 2018 with a fair value of $302,025.
(14)	Mr. Sacramone served as interim CEO from June 13, 2019 until his resignation on October 21, 2019, during which time his compensation included (i) a net salary of $173,077, pro-rated to reflect actual time served; and (ii) $11,094 in perquisites, including medical, dental, and vision benefits.
(15)	Mr. Goodwin served as interim CEO from October 21, 2019 until his resignation on December 11, 2019. He was paid a total of $18,469 for his service.
(16)	Mr. Beys was appointed as interim CEO on December 11, 2019 and currently serves in this capacity. He has not yet received any compensation for his service as interim CEO.

Employment Agreements

Below is a summary of the employment agreements with named executive officers for the year ended December 31, 2018.

On June 13, 2014, FTE Networks entered into an employment agreement with Michael Palleschi to serve as its Chief Executive Officer in consideration of a salary of $250,000 per year, with standard employee insurance and other benefits through June 13, 2017, including a mandatory arbitration provision. On October 26, 2015, the employment agreement was amended to extend the term through the end of June 13, 2019. Mr. Palleschi was placed on unpaid leave on January 19, 2019 and later served the Company with a demand for arbitration alleging a breach of his employment agreement on April 9, 2019. On April 11, 2019, the Company notified Mr. Palleschi that it would not be renewing his employment agreement and terminated his employment on May 13, 2019. The Company continues to challenge the allegations set forth in the demand for arbitration and its liability for any damages thereunder. The arbitration is pending in the state of Florida.

On June 2, 2014, the Company entered into an employment agreement with David Lethem to serve as its Chief Financial Officer in consideration of a salary of $120,000 per year. The employment agreement had an initial term of three years and was continued on a year-to-year basis thereafter. Mr. Lethem resigned on March 11, 2019 in connection with a transition, separation and general release agreement, pursuant to which the Company agreed to pay Mr. Lethem a severance payment of $87,500. In addition to certain releases and post-employment covenants, Mr. Lethem also returned 466,151 shares of Company common stock. The Company is actively litigating a dispute that arose in connection with this transition, separation, and general release in the state of Florida.

On May 2, 2016, the Company entered into an employment agreement with Lynn Martin to serve as the Company’s Chief Operating Officer in consideration of a salary of $250,000 per year. The employment agreement had an initial term of three years and was continued on a year-to-year basis thereafter. Mr. Martin resigned on January 25, 2019.

Outstanding Equity Awards at Fiscal Year End

There were no grants of plan-based equity awards or non-equity awards to named executives during the years ended December 31, 2018 and 2017.

Director Compensation

The following table provides the total compensation for each person who served as a non-employee member of our Board of Directors for each of the fiscal years ended December 31, 2018 and 2017, including the aggregate fair value of large grants of common stock issued to certain non-employee directors, which shares have been cancelled and returned to shares to be issued as of the date of this filing.

Name	Year	Fees earned or paid in cash ($)	Stock awards ($)		Option awards ($)	All other compensation ($)	Total ($)
Luisa Ingargiola	2018	132,421	4,891,117	(1)	—	—	5,023,537
	2017	141,084	2,365		—	—	102,722
Patrick O’Hare	2018	47,500	4,717,897	(2)	—	—	4,765,397
	2017	10,000	2,365		—	—	12,365
Brad Mitchell	2018	22,500	2,344,632	(3)	—	—	2,367,132
	2017	10,000	2,365		—	—	12,365
Christopher Ferguson	2018	86,500	6,761,464	(4)	—	—	6,847,964
	2017	84,000	2,365		—	—	86,365

(1)	Compensation paid to Ms. Ingargiola during fiscal year ended December 31, 2018 consisted of cash paid in respect of director fees, expenses, consulting services, medical benefits, and 465,051 shares of FTE common stock with an aggregate fair value of $4,891,117. These shares have been cancelled and returned to shares to be issued as of the date of this filing.
(2)	Compensation paid to Mr. O’Hare during fiscal year ended December 31, 2018 consisted of cash paid in respect of director fees and 463,051 shares of FTE common stock with an aggregate fair value equal to $4,717,897. These shares have been cancelled and returned to shares to be issues as of the date of this filing.
(3)	Compensation paid to Mr. Mitchell during fiscal year ended December 31, 2018 consisted of cash paid in respect of director fees and 231,226 shares of FTE common stock with a fair value equal to $2,344,632. These shares have been cancelled and returned to shares to be issued as of the date of this filing.
(4)	Compensation paid to Mr. Ferguson during fiscal year ended December 31, 2018 consisted of cash paid in respect of director fees and other services and 666,811 shares of FTE common stock issued to TBK327 Partners, LLC, an entity controlled by Mr. Ferguson’s spouse with a fair value equal to $6,761,464. These shares have been cancelled and returned to shares to be issued as of the date of this filing.

*Board members who are also employees of FTE Networks, Inc. do not receive additional compensation for their service on the board. Accordingly, Michael Palleschi and Fred Sacramone did not receive compensation in connection with their service on the board for either fiscal years ended December 31, 2018 and 2017.

Pension, Retirement or Similar Benefit Plans

As the year ended December 31, 2018, there were no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or the Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 1, 2020, certain information concerning the beneficial ownership of our common stock by (i) each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, (ii) each director of our company, (iii) the executive officers of our company, and (iv) all directors and officers of our company as a group. Unless otherwise indicated on the table or the footnotes below, the address for each beneficial owner is c/o FTE Networks, Inc., 237 West 35th Street, Suite 806, New York, NY 10001.

Beneficial ownership is determined in accordance with the rules of SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock that are currently exercisable or exercisable within 60 days of April 20, 2020 are deemed to be beneficially owned by the person holding such securities and for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	% of Class
Directors and Officers
Michael P. Beys, Interim Chief Executive Officer and Director	-
Ernest J. Scheidemann, Interim Chief Financial Officer	-
Richard de Silva, Director (2)	6,321,329	*
Joseph Cunningham, Director	-	*
Peter Ghishan, Director	-	*
All Directors and Officers as a group (5 persons)	6,321,329	24.7%

5% Shareholders
Lateral Investment Management (Lateral Entities) (3)	6,321,329	24.7%
TTP8, LLC (4)	4,193,684	16.4%

* Less than 1%.

(1)	Based on 25,572,148 shares of common stock outstanding as of May 1, 2020.

(2)	Mr. de Silva, as managing partner of Lateral Investment Management may be deemed to beneficially own the shares held by the Lateral Entities.

(3)	The Lateral Entities are comprised of Lateral FTE Feeder LLC, Lateral BVM Feeder LLC, Lateral Juscom Feeder LLC, Lateral Partners LLC, Lateral SMA Agent LLC, Lateral US Credit Opportunities Fund, L.P, WVP Emerging Manager Private Onshore Fund, LLC, and Niagara Nominee LP. The address for Lateral Entities is 400 South El Camino Real, Suite 1100, San Mateo, CA 94402.

(4)	The address for TTP8 is 2355 Gold Meadow Way, Suite 160, Gold River, CA 95670.

We know of no arrangements, including pledges, by or among any of the forgoing persons, the operation of which could result in a change of control of us.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Related Persons

The following discussion relates to types of transactions involving our company and any of our executive officers, directors, director nominees or five percent (5%) stockholders, each of whom we refer to as a “related party.” For purposes of this discussion, a “related-party transaction” is a transaction, arrangement or relationship:

-	in which we participate;

-	that involves an amount in excess of the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years; and

-	in which a related party has a direct or indirect material interest.

From January 1, 2017 through the date of this Annual Report on Form 10-K, there have been no related-party transactions, except for the executive officer and director compensation arrangements described in the section “Executive Compensation” and as described below:

-	The former CEO, Michael Palleschi, provided cash advances witnessed by interest-bearing notes totaling $0 and $583,000, as of December 31, 2018 and December 31, 2017, respectively, and provided cash advances totaling approximately $0 and $80,000, as of December 31, 2018 and December 31, 2017, respectively. Additionally, the former CEO provided a personal credit card account for the purchase of goods and services by FTE. While the credit card balances are reflected in the Company’s books and records, the former CEO was personally liable for the payment of the entire amount of the open credit obligation, which was approximately $0 and $18,000 as of December 31, 2018 and December 31, 2017, respectively.

-	The Company entered into several secured equipment financing arrangements with total obligations of approximately 79,000 and $132,000 as of December 31, 2018 and December 31, 2017, respectively, that required the guaranty of a company officer, which was provided by him.

-	The former CFO provided an unsecured, interest-bearing note totaling $150 during the year ended December 31, 2017. The balance on the note was approximately $0 and $80,000 as of December 31, 2017 and December 31, 2017, respectively. Additionally, the former CFO personally guaranteed several secured equipment financing arrangements with total obligations of approximately $291,000 and $371,000 as of December 31, 2018 and December 31, 2017, respectively.

-	The former CFO also provided a personal credit card account for the purchase of goods and services by FTE. While the credit card balances are included in our books and records, the former CFO was personally liable for the payment of the entire amount of the open credit obligation, which was approximately $0 and $14,000 at December 31, 2018 and December 31, 2017, respectively.

-

The Company issued two promissory notes TBK327 Partners, LLC, an entity controlled by a former member of our Board of Directors, Christopher Ferguson. The first note was issued in or around January 23, 2014 in the principal amount of $177,000 and the second note was issued in or around May 16, 2014 in the principal amount of $80,000 (collectively the “TBK Notes”). At December 31, 2018 and 2017, the Company had an outstanding principal balance of $237,000, respectively, on the TBK Notes.

-	The Company issued two promissory notes SRM Entertainment Group, LLC, an entity controlled by a former member of our Board of Directors, Christopher Ferguson. The first note was issued in or around May 5, 2017 in the principal amount of $50,000 (the “May SRM Note”) and the second note was issued in or around July 6, 2017 in the principal amount of $137,000 (the “July SRM Note”). As of December 31, 2018, the July SRM Note had an outstanding principal balance of $137,000 and the May SRM Note had been paid in full.

-	Christopher Ferguson, a member of the Board of Directors, loaned the Company $10,000, the amount was outstanding as of December 31, 2017 and 2018.

-

On April 20, 2017, the Company issued 1,069,538 shares of the Company’s common stock to the former owners of Benchmark for the acquisition of Benchmark. The shares were valued at $21,658,000 and were part of the purchase price consideration. See Part II, Item 8, Financial Statements and Supplementary Data Note 5. Acquisitions.

-	On April 20, 2017, the Company issued Series A convertible promissory notes, in the aggregate principal amount of $12,500,000 to the former owners of Benchmark and significant shareholders of our company, maturing on April 20, 2019. Interest is computed at the rate of 5% percent per annum on the outstanding principal, Interest expense was approximately $695,000 and $442,000 for the year ended December 31, 2018 and 2017, respectively. This Note is convertible into conversion shares of common stock at the holder’s option, upon an event of default at a conversion price per share of $11.88.

-	On April 20, 2017, the Company issued Series B Notes in the aggregate principal amount of $30,000,000 to the former owners of Benchmark and significant shareholders of the Company, which mature on April 20, 2020. Interest is computed at the rate of 3% per annum on the outstanding principal is payable in arrears quarterly, commencing June 30, 2017 by capitalizing it to the outstanding principal amount. Interest expense was $929,000 and $633,000 of the year ended December 31, 2018 and 2017, respectively.

-

On April 20, 2017, the Company issued Series C Notes in the aggregate principal amount of $7,500,000, to the former owners of Benchmark and significant shareholders of the Company, one of whom was a director, which matured on October 20, 2018. Interest computed at the rate of 3% per annum on the outstanding principal, was payable in arrears quarterly, commencing June 30, 2017 by capitalizing it to the outstanding principal amount.

-	During October 2018, the Company paid the remaining principal and accumulated in-kind interest balance totaling $4,891,000 on its Series C Notes.

-

On or about February 8, 2019, the Company entered into an agreement for the purchase and sale of $4,000,000 of its future receipts with CFG Merchant Solutions, LLC. This loan was secured by a personal guaranty from the former Interim CEO, Anthony Sirotka.

-

On February 12, 2019, Lateral U.S. Credit Opportunities Fund, L.P. (“Lateral Fund”) received 1,429,638 and Niagara Nominee, LP received 268,942 shares of Company common stock, pursuant to the Fourth Amendment to the Lateral Credit Agreement.

-

On February 12, 2019, the Company issued a promissory note, for cash received, to Fred Sacramone in the principal amount of $1,000,000 pursuant to the Fourth Amendment to the Lateral Credit Agreement and was issued 356,513 shares of Common Stock.

-

On February 20, 2019, Niagara Nominee, LP received 1,005,751 shares of the Company’s common stock for its role as a co-guarantor on a term note issued to LeoGroup Private Investment Access, LLC in the principal amount of $5,000,000, which loan was secured by a personal guaranty from the former Interim CEO, Anthony Sirotka.

-	On July 2, 2019, Brian McMahon acquired 1,351 shares of Series A Preferred Stock and 197 shares of Series A-1 Preferred Stock as partial consideration for restructuring certain of the Mr. McMahon’s promissory notes in conjunction with the Company’s debt restructuring.

-	On July 2, 2019, the Company entered into an Agreement to Exchange Series A and Series A-1 Convertible Preferred Stock for Series H Preferred Stock (the “Exchange Agreement”), with Mr. McMahon. The Exchange Agreement provided for the exchange by Mr. McMahon of 1,351 shares of the Company’s Series A Preferred Stock and 197 shares of the Company’s Series A-1 Convertible Preferred Stock for 67 shares of Series H Preferred Stock.

-	On July 2, 2019, Fred Sacramone acquired 650 shares of Series A Preferred Stock and 99 shares of Series A-1 Preferred Stock as partial consideration for restructuring certain of the Mr. Sacramone’s promissory notes in conjunction with to the Company’s debt restructuring.

-	On July 2, 2019, the Company entered into an Agreement to Exchange Series A and Series A-1 Convertible Preferred Stock for the Exchange Agreement, with Mr. Sacramone. The Exchange Agreement provided for the exchange by Mr. McMahon of 650 shares of the Company’s Series A Preferred Stock and 99 shares of the Company’s Series A-1 Convertible Preferred Stock for 33 shares of Series H Preferred Stock.

-

On July 2, 2019, Lateral Fund received 1,049,285 shares of Company common stock and an additional 2,470,220 shares of the Company common stock underlying warrants with an exercise price of $3.00 per share (subject to adjustment); other funds managed by Lateral Management received 450,715 shares of Company common stock and an additional 703,510 shares of Company common stock underlying warrants with an exercise price of $3.00 per share (subject to adjustment); and Niagara received 505,724 shares of Company common stock; in each case, in connection with the extension of additional credit under the Lateral Credit Agreement.

-	On October 10, 2019, the Company entered into an Agreement Regarding Debt and Series H Preferred Stock with Mr. McMahon and Mr. Sacramone pursuant to which Mr. McMahon released the Company and its affiliates from $18,982,640 in the aggregate of the indebtedness represented by the Amended Series B Benchmark Note (as defined in the Credit Agreement) of the Company held by Mr. McMahon, which had an outstanding amount equal to $21,823,620 at such time.

-	On October 10, 2019, the Company entered into a Standstill Agreement with each of Mr. McMahon and Mr. Sacramone.

-	On October 10, 2019, the Company entered into an Agreement Regarding Debt and Series H Preferred Stock with Mr. Sacramone and Mr. McMahon pursuant to which Mr. Sacramone released the Company and its affiliates from all obligations represented by a promissory note of the Company in favor of Mr. Sacramone, which had an outstanding amount equal to $1,030,000.

-	On December 13, 2019, the Company entered into a Note Exchange Agreement with TTP8, LLC (“TTP8”) pursuant to which TTP8 agreed to surrender for cancellation four promissory notes issued or guaranteed by the Company and held by TTP8 as assignee in exchange for the issuance by the Company of 4,193,684 shares of common stock, which was equal to 19.9% of the number of shares of common stock outstanding prior to the transaction.

-	On December 23, 2019, the Company entered into a Preferred Stock Repurchase Agreement with Fred Sacramone and Brian McMahon pursuant to which the Mr. Sacramone sold to the Company all of the shares of Series H Preferred Stock owned by Mr. Sacramone for a purchase price equal to $33.00.

-	On December 23, 2019, the Company entered into a Preferred Stock Repurchase Agreement with Brian McMahon and Fred Sacramone pursuant to which the Mr. McMahon sold to the Company all of the shares of Series H Preferred Stock owned by Mr. McMahon for a purchase price equal to $67.00.

-

On January 27, 2020, the Company issued two senior promissory notes to Benchmark Builders, LLC, one in the principal amount of $4,129,000 and the other in the principal amount of $600,000 (collectively, the “Senior Notes”), each such note is secured by all of the Company’s non-real estate assets pursuant to a security agreement of the same date. The $4,129,000 note, which matures on December 1, 2020 and has an annual interest rate of 10%, obligates the Company to repay certain monies previously paid or transferred to the Company at the time of the Foreclosure Proposal, including (i) $3,000,000 in cash; (ii) two Working Capital Cash Payments totaling $600,000; and (iii) approximately $500,000 in cash remaining in a Benchmark bank account, was issued in consideration of a $6,000,000 reduction to the $28,000,000 Remaining Indebtedness. The $600,000 note, which has a maturity date of December 1, 2020 and an annual interest rate of 10%, was issued to evidence the loan advanced by Benchmark on January 10, 2020 in the principal amount of $300,000 and an additional $300,000 loan from Benchmark advanced on January 27, 2020. Benchmark Builders, LLC is an affiliate of Lateral, which is controlled by Richard de Silva, a member of the Board of Directors.

-	On February 12, 2020, the Company issued a senior promissory note to Lateral SMA Agent, LLC in the principal amount of $800,000, consisting of approximately $550,000 in expenses and advances previously made by Lateral on behalf of the Company and an additional $250,000 loan from Lateral. The $800,000 note is secured by all of the Company’s non-real estate assets pursuant to a security agreement of even date therewith and has a maturity date of November 15, 2020 and an annual interest rate of 10%.

On February 27, 2020, the Company issued a senior promissory note to Lateral SMA Agent, LLC in the principal amount of $75,000 for working capital purposes. The note is secured by all of the Company’s non-real estate assets pursuant to a security agreement of even date therewith and has a maturity date of November 15, 2020 and an annual interest rate of 10%.

-

On March 4, 2020, Cobblestone Ventures, Inc., an entity controlled by Michael Beys, the Company’s interim CEO and a member the Board, loaned the Company $100,000 for working capital purposes, pursuant to a demand note at 5% per annum. The note, together with accrued interest of $166.67, was repaid on March 16, 2020.

-

On March 5, 2020, Mr. Ghishan, a member of the Board, loaned the Company $30,000 for working capital purposes, pursuant to a demand note at 5% per annum. The note, together with accrued interest of $45.83, was repaid on March 16, 2020.

-

On April 16, 2020, Cobblestone Ventures, Inc. loaned the Company $100,000 for working capital purposes, pursuant to a demand note at 10% per annum. The note, together with accrued interest of $611.11, was repaid on May 8, 2020.

On April 29, 2020, we issued a senior promissory note to Lateral SMA Agent, LLC in the principal amount of $200,000 for working capital purposes. The note is secured by all of the Company’s non-real estate assets pursuant to a security agreement of even date therewith and has a maturity date of November 15, 2020 and an annual interest rate of 10%. The note, together with accrued interest of $444.44, was repaid on May 8, 2020.

Policies and Procedures for Related Party Transactions

Any request for us to enter into a transaction with an executive officer, director, principal stockholder, or any of such persons’ immediate family members or affiliates, in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years must first be presented to our Audit Committee for review, consideration and approval. All of our directors, executive officers and employees will be required to report to our Audit Committee any such related party transaction. In approving or rejecting the proposed agreement, our Audit Committee will consider the relevant facts and circumstances available and deemed relevant to the Audit Committee, including, but not limited to, the risks, costs and benefits to us, the terms of the transaction, the availability of other sources for comparable services or products, and, if applicable, the impact on a director’s independence. Our Audit Committee will approve only those agreements that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as our Audit Committee determines in the good faith exercise of its discretion.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of the Board appointed Turner Stone LLP (“Turner Stone”) as the Company’s independent registered public accountants on February 27, 2020, to audit the consolidated financial statements of the Company for the fiscal years ended December 31, 2017, 2018 and 2019. The Company paid Turner Stone $275,000 in audit fees and $30,000 in audit related fees as of April 20, 2020.

Prior to Turner Stone’s appointment, the Company used Marcum LLP (“Marcum”) as its independent registered public accountant for many years prior thereto, including the fiscal years ended December 31, 2018 and 2017. Accordingly, the aggregate fees billed for the fiscal years ended December 31, 2018 and December 31, 2017 for professional services rendered by Marcum during these past two fiscal years are described below:

Fee Category	December 31, 2018		December 31, 2017
Audit fees (1)	$442,300		$461,306
Audit related fees	$464,011	(2)	$60,622	(3)
Tax fees	$—		$—
All other fees	$—		$118,965	(4)
	$906,311		$640,893

(1)	Aggregate fees billed or expected to be billed by the principal accountant for the audit of the annual financial statements and review of the financial statements included in the registrant’s form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the last two fiscal years.

(2)	Audit related fees consist of fees billed for services rendered in connection with the restatement of the financial statements from December 31, 2017 and December 31, 2016.

(3)	Audit related fees consist of fees billed for services rendered in connection with the acquisition of Benchmark and our Form 8-K filing.

(4)	Acquisition audits of Benchmark

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

(a)	No financial statement schedules are provided because the information called for is not required or is shown either in the financial statements or notes thereto.

(b)	The following exhibits are provided as required by Item 601 of Regulation S-K (§229.601 of this chapter):

Exhibit Number	Description

2.3	Agreement and Plan of Merger dated June 19, 2013 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed June 25, 2013).
2.4	Purchase Agreement dated as of December 20, 2019, by and among (i) FTE Networks Inc., (ii) US Home Rentals LLC, (iii) Alexander Szkaradek, (iv) Antoni Szkaradek, (v) VPM Holdings, LLC, (vi) Kaja 3, LLC, (vii) Kaja 2, LLC, (viii) Kaja, LLC, (ix) Dobry Holdings Master LLC, (x) Vision Property Management, LLC and (xi) Alexander Szkaradek, in his capacity as the representative of the sellers (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on December 23, 2019).
3.1	Certificate of Amendment to the Company’s Articles of Incorporation increasing the aggregate number of shares the Company is authorized to issue (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on April 17, 2018).

3.2	Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed June 25, 2013).
3.3	Articles of Merger (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed March 19, 2014).
3.4	Certificate of Designated of Series H Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on July 8, 2019).
3.5	Certificate of Designation of the Series I Non-Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on December 30, 2019).
4.1	Description of Securities*

4.2	Form of warrant to purchase common stock granted to Lenders in connection with a debt restructuring (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on July 8, 2019).
10.1	Employment Agreement between the Company and David Lethem dated June 2, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 3, 2014).
10.2	Employment Agreement between the Company and Michael Palleschi dated June 13, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10/A, Amendment 2, filed on June 30, 2015).
10.3	Offer of Settlement by and between the SEC and the Company dated September 8, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 11, 2014).

10.4	Supporting documents and Credit Agreement dated April 20, 2017 for the acquisition of Benchmark Builders Inc between the Company, Benchmark Builders Incorporated, and Lateral Investment Management Services, LLC (incorporated by reference to the Company’s 8-K filed on April 24, 2017).
10.5	Amended and Restated Credit Agreement by and among the Company and its subsidiaries, Lateral Juscom Feeder LLC and several lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 8, 2019).
10.6	Registration Rights Agreement dated July 2, 2019 by and among the Company and its subsidiaries, Lateral Juscom Feeder LLC and several lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on July 8, 2019).
10.7	Investor Rights Agreement dated July 2, 2019 by and between the Company and Lateral Juscom Feeder LLC (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on July 8, 2019).
10.8	Form of Exchange Agreement dated July 2, 2019 by and among the Company, Brian McMahon and Fred Sacramone in connection with a restructuring of debt (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed on July 8, 2019).
10.9	Proposal for Surrender of Collateral and Strict Foreclosure dated as of October 10, 2019 from Lateral Juscom Feeder LLC, as Administrative Agent, Lateral Builders LLC, Benchmark Holdings, LLC and the other Lenders named therein, accepted and consented to by FTE Networks, Inc. and the other Credit Parties named therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 11, 2019).
10.10	Agreement Regarding Debt and Series H Preferred Stock, dated as of October 10, 2019, by and between FTE Networks, Inc. and Fred Sacramone and Brian McMahon (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on October 11, 2019).
10.11

Amendment No. 1 to the Agreement Regarding Debt and Series H Preferred Stock, dated November 8, 2019, by and between FTE Networks, Inc. and Fred Sacramone and Brian McMahon (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 12, 2019).

10.12	Preferred Stock Repurchase Agreement dated as of December 23, 2019 by and among the Company, Fred Sacramone and Brian McMahon( incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 30, 2019).
10.13	Senior Secured Promissory Note dated January 27, 2020, issued to Benchmark Builders, LLC in the principal amount of $4,129,000.*
10.14	Senior Secured Promissory Note dated January 27, 2020, issued to Benchmark Builders, LLC in the principal amount of $600,000.*
10.15	Senior Secured Promissory Note dated February 12, 2020, issued to Lateral SMA, Agent, LLC in the principal amount of $800,000.*
10.16	Senior Secured Promissory Note dated February 27, 2020, issued to Lateral SMA, Agent, LLC in the principal amount of $75,000*
10.17	Demand note dated March 4, 2020, issued to Cobblestone Ventures, Inc. in the principal amount of $100,000.*
10.18	Demand note dated March 5, 2020, issued to Peter Ghishan in the principal amount of $30,000.*
10.19	Demand note dated April 16, 2020, issued to Cobblestone Ventures, Inc. in the principal amount of $100,000.*
10.20	Senior Secured Promissory Note dated April 29, 2020, issued to Lateral SMA, Agent, LLC in the principal amount of $200,000*
10.21	Amendment No. 2 to the Agreement Regarding Debt and Series H Preferred Stock, dated as of May 1, 2020, by and between FTE Networks, Inc. and Fred Sacramone and Brian McMahon*
14.1	Securities Trading Policy adopted by the Board of Directors April 14, 2017*
14.2	Code of Ethics, superseding and replacing the Code of Ethics filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed on January 13, 2009*
21	Subsidiaries of the Registrant.*
23.1	Consent of Independent Auditor*
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
32.2	Certification of the Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

* Filed herewith

** Denotes compensatory plan or management contract

*** Furnished herewith

ITEM 16. Form 10-K Summary.

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FTE NETWORKS, INC.

Date: May 11, 2020	By:	/s/ Michael P. Beys

Principal Executive Officer

Date: May 11, 2020	By:	/s/ Ernest Scheidemann

Principal Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: May 11, 2020	By:	/s/ Michael P. Beys
Michael P. Beys
Interim Chief Executive Officer (principal executive officer)

Date: May 11, 2020	By:	/s/ Ernest Scheidemann
Ernest Scheidemann
Interim Chief Financial Officer (principal financial officer)

Date: May 11, 2020	By:	/s/ Joseph Cunningham
Joseph Cunningham
Director

Date: May 11, 2020	By:	/s/ Peter Ghishan
Peter Ghishan
Director

Date: May 11, 2020	By:	/s/ Richard de Silva
Richard de Silva
Director

FTE NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

TABLE OF CONTENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2018 and 2017	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2018 and 2017 and separate Statement of Operations of Predecessor for the Period from January 1, 2017 to April 20, 2017	F-4

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2018 and 2017	F-5

Separate Statement of Stockholders’ Equity (Deficit) of Predecessor for the Period from January 1, 2017 to April 20, 2017	F-6

Consolidated Statements of Cash Flows for the Years Ended December 31, 2018 and 2017 and separate Statement of Cash Flows of Predecessor for the Period from January 1, 2017 to April 20, 2017	F-7

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

FTE Networks Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FTE Networks, Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the two years then ended and the related notes. We have audited Benchmark Builders, Inc. (the “Predecessor”) statements of operations, stockholders’ equity and cash flows for the period from January 1, 2017 to April 20, 2017. The financial statements and notes of the Company and the Predecessor are collectively referred to as the “financial statements”. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the Predecessor for the two years and for the period from January 1, 2017 to April 20, 2017, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

The financial statements of FTE Networks, Inc. as of December 31, 2017 and for the year then ended have been restated from the previously filed financial statements as further discussed in Note 2.

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

/s/ Turner, Stone & Company, LLP

Dallas, Texas

May 11, 2020

We have served as the Company’s auditor since 2020.

FTE NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	2018	2017
		(As Restated, Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$12,170	$15,642
Accounts receivable, net	74,048	61,699
Costs and estimated earnings in excess of billings on uncompleted contracts	5,974	5,286
Other current assets	3,994	6,283
Total current assets	96,186	88,910

Property and equipment, net	3,405	7,082
Intangible assets, net	19,692	27,696
Goodwill	45,007	45,007
Total assets	$164,290	$168,695

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	77,076	43,894
Billings in excess of costs and estimated earnings on uncompleted contracts	34,690	37,531
Due to related parties	17	—
Accrued expenses and other current liabilities	10,350	10,188
Senior note payable, current portion, net of original issue discount and deferred financing costs	34,322	—
Convertible notes payable, net of original issue discount and deferred financing costs	4,498	2,391
Merchant credit agreements, net of original issue discount and deferred financing costs	2,102	4,239
Notes payable and capital leases, current portion, net of original issue discount and deferred financing costs	3,260	3,669
Notes payable, related parties, current	13,776	8,576
Debt derivative liabilities	8,038	48,195
Warrant derivative liabilities	3,558	16,492
Total current liabilities	191,687	175,175

Notes payable and capital leases, non-current portion, net of original issue discount and deferred financing costs	1,268	1,830
Notes payable, related parties, non-current, net of debt discount	29,153	38,530
Senior note payable, non-current portion, net of original issue discount and deferred financing costs	—	23,405
Deferred tax liability	1,641	560
Total liabilities	223,749	239,500

Commitments and contingencies (Note 18)

Stockholders’ equity (deficit):
Preferred stock; $0.01 par value, 5,000,000 shares authorized:
Series A convertible preferred stock, $1,000 stated value, 4,500 shares designated and 500 shares issued and outstanding at December 31, 2018 and 2017, respectively (liquidation preference $1,536)	—	—
Series A-1 convertible preferred stock, $1,000 stated value, 1,000 shares designated and 295 shares issued and outstanding at December 31, 2018 and 2017, respectively (liquidation preference $948)	—	—
Series G convertible preferred stock, $0.001 stated value, 1,780 shares designated and -0- shares and 1,780 shares issued and outstanding at December 31, 2018 and 2017, respectively	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized and 12,286,847 and 5,620,281 shares issued and outstanding at December 31, 2018 and 2017, respectively	12	6
Additional paid-in capital	113,881	56,979
Shares to be issued	1,280	250
Accumulated deficit	(174,632)	(128,040)
Total stockholders’ deficit	(59,459)	(70,805)
Total liabilities and stockholders’ equity (deficit)	$164,290	$168,695

The accompanying notes are an integral part of these consolidated financial statements.

FTE NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the Years Ended December 31,		For the Period Ended April 20, 2017
	2018	2017	(Predecessor)
		(As Restated, Note 2)
Revenues, net of discounts	$384,755	$215,509	$35,191
Cost of revenues	331,868	185,152	31,387
Gross profit	52,887	30,357	3,804

Operating expenses
Compensation expense	47,155	23,973	5,550
Selling, general and administrative expenses	40,287	13,518	2,438
Amortization of intangible assets	3,751	2,597	—
(Gain) loss on sale of asset	(13)	31	—
Transaction expenses	—	701	—
Total operating expenses	91,180	40,820	7,988
Operating loss	(38,293)	(10,463)	(4,184)

Other expenses
Interest expense	(9,067)	(6,309)	—
Amortization of deferred financing costs and debt discount	(48,248)	(15,079)	—
Gain (loss) on debt derivative	17,177	(35,012)	—
Change in warrant fair value	11,678	(357)	—
Loss on issuance of notes	(5,391)	(24,262)	—
Extinguishment gain	26,718	666	—
Other (expense) income, net	(80)	(707)	5
Total other expenses, net	(7,213)	(81,060)	5
Loss before provision for income taxes	(45,506)	(91,523)	(4,179)
Provision for income taxes	1,086	560	—
Net loss	(46,592)	(92,083)	(4,179)
Preferred stock dividends	(80)	(80)	—
Net loss attributable to common shareholders	$(46,672)	$(92,163)	$(4,179)

Loss per common share:
Basic and diluted	$(6.07)	$(19.38)

Weighted average number of common shares outstanding
Basic and diluted	7,688,796	4,756,049

The accompanying notes are an integral part of these consolidated financial statements.

FTE NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

(in thousands, except for share information)

						Shares		Total
	Preferred stock		Common stock		Paid in	to be	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	(Deficit)
January 1, 2017 (as Restated, Note 2)(1)	795	$—	3,121,254	$3	$18,134	$—	$(35,957)	$(17,820)
Stock incentive to investors	—	—	221,511	—	2,713	(2,136)	—	577
Common shares issued to employees	—	—	164,610	—	3,780	—	—	3,780
Common shares issued to senior lender	—	—	256,801	1	5,649	—	—	5,650
Common shares issued to investor relations firm	—	—	12,346	—	211	—	—	211
Common shares issued to consultant	—	—	93,959	—	1,321	—	—	1,321
Common shares issued to Benchmark sellers	—	—	1,069,538	1	21,657	—	—	21,658
Common shares issued to convert debt	—	—	170,765	—	1,587	—	—	1,587
Common shares issued for convertible notes – inducement,	—	—	27,970	—	347	—	—	347
Common shares issued for convertible notes – conversion	—	—	200,470	—	1,925	—	—	1,925
Common shares issued for convertible notes – financing, settlement and prepayment	—	—	6,800	—	117	—	—	117
Common shares issued to settle a legal matter	—	—	836	—	9	—	—	9
Common shares issued for board fee	—	—	800	—	9	—	—	9
Reclassification from temporary equity	—	—	444,275	1	437	—	—	438
Warrant exercise	—	—	6,346	—	94	—	—	94
Exchange of common stock for Series G convertible preferred stock	1,780	—	(178,000)	—	—	—	—	—
Share-based compensation	—	—	—	—	590	—	—	590
Shares to be issued	—	—	—	—	(1,521)	2,386		865
Accrued dividends -preferred stock	—	—	—	—	(80)	—	—	(80)
Net loss	—	—	—	—	—	—	(92,083)	(92,083)
December 31, 2017 (As Restated, Note 2)	2,575	$—	5,620,281	$6	$56,979	$250	$(128,040)	$(70,805)
Common shares issued to investors	—	—	902,784	1	7,100	(6,306)	—	795
Common shares issued to employees	—	—	1,328,663	1	16,605	—	—	16,606
Common shares issued to convert debt	—	—	1,901,520	2	16,336	—	—	16,338
Common shares issued to consultant	—	—	810,106	1	8,686	—	—	8,687
Common shares issued board fee	—	—	33,000	—	533	—	—	533
Common shares issued to Senior Lender	—	—	854,599	1	1,096	—	—	1,097
Common shares issued to settle legal matter	—	—	58,083	—	553	—	—	553
Common shares issued for convertible notes – inducement	—	—	199,379	—	2,156	—	—	2,156
Common shares issue to settle debt	—	—	40,000	—	919	—	—	919
Common shares issued for convertible notes – financing, settlement and prepayment	—	—	11,519	—	185	—	—	185
Warrants exercised	—	—	429,027	—	1,818	—	—	1,818
Exchange of Series G convertible preferred stock for common stock	(1,780)	—	178,000	—	—	—	—	—
Share- based compensation	—	—	—	—	1,831	—	—	1,831
Shares to be issued	—	—	—	—	(761)	7,336	—	6,575
Shares returned to outstanding	—	—	(80,114)	—	(75)	—	—	(75)
Accrued dividends -preferred stock	—	—	—	—	(80)	—	—	(80)
Net Loss	—	—	—	—	—	—	(46,592)	(46,592)
December 31, 2018	795	$—	12,286,847	$12	$113,881	$1,280	$(174,632)	$(59,459)

Predecessor

Statements of Stockholders’ Equity (Deficit)

For the Period from January 1, 2017 to April 20, 2017

(in thousands)

	Common	Retained	Total Stockholders’
	Stock	Earnings	Equity (Deficit)
Balance, December 31, 2016	$10	$1,851	$1,861
Distribution to Stockholders	-	(5,349)	(5,349)
Net loss	-	(4,179)	(4,179)
Balance, April 20, 2017	$10	(7,677)	$(7,667)

The accompanying notes are an integral part of these consolidated financial statements.

FTE NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,		For the Period Ended
	2018	2017	April 20, 2017
		(As Restated, Note 2)	(Predecessor)
Cash flows from operating activities:
Net loss	$(46,592)	$(92,083)	$(4,179)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	934	760	6
Amortization of intangible assets	8,004	8,976	—
Amortization of debt discount and deferred financing costs	52,259	12,914	—
Provision for bad debts	(351)	551	—
(Gain) loss on sale and disposal of asset	3,310	(31)	—
Late fee on senior debt	—	541	—
Payment in-kind interest-debt on notes payable	2,167	1,595	—
Payment in-kind interest on related party notes payable	1,730	1,310	—
Share-based compensation	18,438	4,343	—
Common shares issued for board of director fees	533	—	—
Common shares issued for convertible note modifications, amendments, redemption agreements and settlements	805	103	—
Common shares issued for consulting services	8,686	—	—
Convertible note issued for consulting expenses	-	400
Loss on issuance of convertible debt	5,319	24,262	—
Prepayment penalties on convertible note payments	1,078	—	—
Gain on extinguishment of debt	(35,425)	(666)	—
Gain on extinguishment of related party debt	(530)	—	—
Loss on merchant credit and note payable settlement, net	987	—	—
(Gain) loss on warrant derivative liabilities	(11,678)	357	—
(Gain) loss on convertible derivative liabilities	(17,177)	35,012	—
Accrued dividends, preferred stock	(80)	(80)	—
Benefit from deferred income taxes	1,591	560	—
Changes in operating assets and liabilities:
Accounts receivable	(11,998)	(46,408)	37,933
Cost and estimated earnings in excess of billings on uncompleted contracts	(3,530)	21,060	9,814
Other current assets	3,229	(468)	(1,061)
Accounts payable and accrued liabilities	36,120	31,061	(39,470)
Due to related party	25	(109)	—
Net cash provided by operating activities	17,854	3,960	3,043

Cash flows from investing activities:
Net cash paid for Benchmark Builders, Inc. acquisition	—	(14,834)	—
Purchase of property and equipment	(631)	(3,736)	(30)
Net cash used in investing activities	(631)	(18,570)	(30)

Cash flows from financing activities:
Proceeds from issuance of convertible notes	15,226	4,095	—
Payments on convertible notes	(5,947)	(1,426)	—
Proceeds from issuance of merchant credit agreements	17,356	5,718	—
Payments on merchant credit agreements	(47,545)	(2,624)	—
Proceeds from issuance of notes payable, net	650	1,400	—
Payments on notes payable, capital leases and settlement notes	(1,981)	(1,335)	—
Proceeds from issuance of senior note payable, net	2,115	12,695	—
Proceeds from issuance of Series C notes	—	7,500	—
Payment of Series C notes	(7,541)	—	—
Payments on notes payable – related parties	(420)	-	—
Proceeds from sale of common stock	7,370	3,338	—
Proceeds from exercise of warrants	562	—	—
Payment of deferred financing costs	(540)	(521)	—
Distribution to stockholders	—	—	(5,349)
Net cash (used in) provided by financing activities	(20,695)	28,840	(5,349)

Net change in cash	(3,472)	14,230	(2,336)
Cash, beginning of period	15,642	1,412	4,752
Cash, end of period	$12,170	$15,642	$2,416

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,083	$1,959	$—
Cash paid for income taxes	—	—	1,187

Non-cash investing and financing activities:
Common shares issued for convertible note conversions	$16,338	$1,925	$—
Common shares issued for convertible note inducement	2,156	347	—
Common shares issued to noteholder for debt discount	1,097	11	—
Common shares issued for note payable and other accrued debt conversions	853	1,595	—
Common shares issued to senior lender for note inducement	—	5,650	—
Common shares issued for services to Board members and outside consultants for accrued services	—	825	—
Common shares reclassified from temporary equity	—	437	—
Common stock issued for cashless warrant exercise	1,256	94	—
Debt discount and deferred financing costs from issuance of merchant credit agreements	34,602	4,221	—
Debt discount and deferred financing costs from issuance of convertible notes payable	2,082	658	—
Debt discount from warrant and conversion derivative liability	14,647	3,543	—
Debt discount and deferred financing costs from issuance of notes payable	741	8,093
Issuance of notes payable and capital leases for the purchase of fixed assets	25	561	—
Receivable from merchant credit agreement overdraw	885	—	—
Senior lender accrued interest converted to principal	2,816	—	—

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

On April 20, 2017, FTE acquired Benchmark Builders, Inc. (“Benchmark” or “Predecessor”). Benchmark is a full-service general contracting management and general contracting firm in the New York metropolitan area. See Note 5. The Company and Benchmark operate in similar segments. Audited predecessor financial statements have been provided in these consolidated financial statements since the operations of the company before the acquisition of Benchmark were insignificant relative to the operations acquired.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include all accounts of the Company and its wholly owned subsidiaries. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Reverse stock split

On November 6, 2017, the Company’s board of directors approved, without action by the shareholders of the Company, a Certificate of Amendment to the Company’s Certificate of Incorporation to implement a 25-for-1 reverse stock split of the Company’s Common Stock with an effective date of November 6, 2017. On the effective date of the reverse split each 25 shares of issued Common Stock were converted automatically into one share of Common Stock. The number of authorized shares of the Company’s Common Stock was reduced from 200,000,000 shares to 8,000,000 shares. All Common Stock shares and per-share amounts have been retroactively adjusted to give effect to the reverse split.

Liquidity and Managements’ Plans

In accordance with Accounting Standards Update, (“ASU”), 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40) (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. This evaluation requires management to perform two steps. First, management must evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern. Second, if management concludes that substantial doubt is raised, management is required to consider whether it has plans in place to alleviate that doubt. As required by ASC 205-40, this evaluation shall initially not take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued. Disclosures in the notes to the consolidated financial statements are required if management concludes that substantial doubt exists or that its plans alleviate the substantial doubt that was raised.

The Company’s ultimate success is dependent on its ability to obtain additional financing and generate sufficient cash flow to meet its obligations on a timely basis. The Company’s business will require significant amounts of capital to sustain operations and the Company will need to make the investments it needs to execute its longer-term business plan. Absent generation of sufficient revenue from the execution of the Company’s long-term business plan, the Company will need to obtain debt or equity financing, especially if the Company experiences downturns in its business that are more severe or longer than anticipated, or if the Company experiences significant increases in expense levels resulting from being a publicly-traded company or operations. Such additional debt or equity financing may not be available to the Company on favorable terms, if at all.

At December 31, 2018, the Company had $12,170 in cash and a working capital deficit of $95,501. The Company has classified all amounts outstanding to the Senior Lender totaling $34,322 as current liabilities as they mature during 2019. See Note 14. Also, the Company has reported aggregated net losses of $138,675 for the two-year period ended December 31, 2018.

Management has assessed the Company’s ability to continue as a going concern in accordance with the requirement of ASC 205-40. Management believes the Company’s present cash flows from operations will not enable it to meet its obligations for the twelve months from the date these financial statements are available to be issued. Management currently has available certain bridge financing from a significant shareholder to fund its operations, but is actively seeking new sources of financing at more favorable terms and conditions, that will enable the Company to meet its obligations for the twelve-month period from the date the financial statements are available to be issued. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 2. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Overview

This Annual Report on Form 10-K for the year ended December 31, 2018 contains our audited consolidated financial statements for the years ended December 31, 2018 and 2017, of which the audited consolidated financial statements from December 31, 2018 have not previously been filed, as well as restatements of the following previously filed consolidated financial statements: (i) our audited consolidated financial statements for the year ended December 31, 2017; and (ii) our unaudited consolidated financial statements for the quarters ended March 31, 2018 and 2017, June 30, 2018 and 2017 and September 30, 2018 and 2017, in Note 25.

We have not filed and do not intend to file amendments to any of our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatements of our consolidated financial statements. We have not timely filed our Annual Report on Form 10-K for the year ended December 31, 2018 and the Fiscal Year 2019 Form 10-Qs as a result of the internal investigation of the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) and the subsequent restatement of certain of our prior period financial statements as more fully described below.

Background

On April 2, 2019, the Company announced that the Audit Committee following a communication with the Company’s former independent registered public accounting firm concluded that previously issued audited financial statements as of and for the year ended December 31, 2017, and interim reviews of the financial statements for the periods ended March 31, June 30, and September 30, 2018 and 2017, should no longer be relied upon. The conclusion to prevent future reliance on the aforementioned financial statements resulted from the determination that such financial statements failed to properly account for certain convertible notes and other potentially dilutive securities. Specifically, the Company identified a potential issue related to the accounting related to certain convertible notes and other potentially dilutive securities the Company issued in 2017, 2018, and 2019.

Further, the independent investigation announced on March 22, 2019 is also focused on issues related to the accounting for and disclosure of certain expenses incurred by management, as well as the appropriateness and disclosure of certain related party transactions. To date, the investigation team has found what it believes are significant personal expenses incurred by former officers that were charged to the Company, including: multiple trips on chartered jets to vacation destinations in the U.S., South America and Europe, as well as to a family home; the use of Company vehicles largely if not solely for personal purposes; incidental personal charges on Company credit cards; and Company payments for credit card bills in the names of former officers. The investigation also found at least one large share issuance to a related party that was not reported timely. Further, the investigation team also found instances in which cash transfers were made to former officers with little or no support. However, this work is ongoing, and further findings may change our preliminary assessments described above. The investigation team is working with the Company to ensure that its findings are appropriately reflected in the Company’s restatement and in its next Form 10-K.

On June 11, 2019, the Audit Committee, following a communication by its former independent auditors, Marcum, concluded that the Company’s previously issued audited financial statements as of and for the years ended December 31, 2017 and 2016 and completed interim reviews for the periods ended March 31, June 30 and September 30, 2018, 2017 and 2016 should no longer be relied upon. The conclusion on June 11, 2019 to add the aforementioned 2016 financial statements to those statements which should no longer be relied upon resulted from determinations made as part of the Company’s ongoing restatement effort that certain items, including revenues originally recognized in 2016, should no longer be recognized.

In addition to the Audit Committee investigation matter described above, the Company also corrected for (i) out of period adjustments and errors related to the Company’s acquisition and revenue and costs and (ii) out of period adjustments and errors identified during management’s review of significant accounts and transactions.

The significant account and transaction review adjustments referred to in (ii) above were made in the restatement and relate to revenue recognition (Note 4), accounts receivable (Note 6), merchant account agreements (Note 11), convertible notes payable (Note 12), notes payable (Note 13) debt derivative liabilities (Note 16), warrant liabilities (Note 16), stockholders’ equity (Note 20), stock awards (Note 21) and various other matters.

Effect of Restatement on Previously Filed December 31, 2017 Form 10-K

The restatement adjustments related to the year ended December 31, 2016 are reflected in the beginning accumulated deficit balance in the consolidated financial statements for 2017. The cumulative impact of these adjustments increased accumulated deficit by approximately $16,906 at the beginning of 2017. The 2016 adjustments principally related to $6,840 of unbilled revenue that was unsubstantiated and subsequently reversed during 2017 and 2018, $8,767 of compensation expense for executive management and certain employees, $614 for interest, fines and penalties for prior period unpaid payroll taxes, $476 of selling, general and administration expenses for professional fees and $165 for directors fees. The restatement adjustments were tax effected and any tax adjustments reflected in the consolidated financial statements for 2017 relate entirely to the tax effect on the restatement adjustments.

The tables below present the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported financial statements as of and for the year ended December 31, 2017.

The effect of the restatement on the previously filed consolidated balance sheet as of December 31, 2017 is as follows:

	As of December 31, 2017
(dollars in thousands, except per share data)	As Previously Reported	Adjustments	As Restated
	(Unaudited)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$15,642	$—	$15,642
Accounts receivable, net	62,199	(500)	61,699
Costs and estimated earnings in excess of billings on uncompleted contract	11,226	(5,940)	5,286
Other current assets	7,256	(973)	6,283
Total current assets	96,323	(7,413)	88,910

Property and equipment, net	7,955	(873)	7,082
Intangible assets, net	27,696	—	27,696
Goodwill	35,672	9,335	45,007
Total assets	$167,646	$1,049	$168,695

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$35,134	$8,760	$43,894
Billings in excess of costs and estimated earnings on uncompleted contracts	30,304	7,227	37,531
Accrued expenses and other current liabilities	9,973	215	10,188
Convertible notes payable, net of original issue discount and deferred financing cost	—	2,391	2,391
Merchant credit agreements	—	4,239	4,239
Notes payable, current portion, net of original issue discount and deferred financing costs	10,488	(6,819)	3,669
Notes payable, related parties, current portion	8,526	50	8,576
Debt derivative liabilities	—	48,195	48,195
Warrant derivative liabilities	—	16,492	16,492
Total current liabilities	94,425	80,750	175,175

Notes payable, non-current portion	1,955	(125)	1,830
Notes payable, related parties, non-current, net of debt discount	38,530	—	38,530
Senior note payable, non-current portion, net of original issue discount and deferred financing costs	24,143	(738)	23,405
Deferred tax liability	560	—	560
Total liabilities	159,613	79,887	239,500

Commitments and contingencies (Note 18)

Stockholders’ Equity (Deficit):
Preferred stock; $0.01 par value, 5,000,000 shares authorized:	—	—	—
Series A convertible preferred stock, $1,000 stated value, 4,500 shares designated and 500 shares issued and outstanding at December 31, 2017	—	—	—
Series A-1 convertible preferred stock, $1,000 stated value, 1,000 shares designated and 295 shares issued and outstanding at December 31, 2017	—	—	—
Series G convertible preferred stock, $0.001 stated value, 1,780 shares designated and 1,780 shares issued and outstanding at December 31, 2017	—	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized and 5,620,281 shares issued and outstanding at December 31, 2017	6	—	6
Additional paid-in capital	49,381	7,598	56,979
Shares to be issued	625	(375)	250
Subscriptions receivable	(3,675)	3,675	—
Accumulated deficit	(38,304)	(89,736)	(128,040)
Total stockholders’ equity (deficit)	8,033	(78,838)	(70,805)
Total liabilities and stockholders’ equity (deficit)	$167,646	$1,049	$168,695

The effect of the restatement on the previously filed consolidated statement of operations for the year ended December 31, 2017 is as follows:

	Year ended December 31, 2017
(dollars in thousands, except per share data)	As Previously Reported	Adjustments	As Restated
	(Unaudited)	(Unaudited)
Revenues, net of discounts	$243,409	$(27,900)	$215,509
Cost of revenues	206,394	(21,242)	185,152
Gross profit	37,015	(6,658)	30,357

Operating expenses
Compensation expense	19,413	4,560	23,973
Selling, general and administrative expenses	14,934	(1,416)	13,518
Amortization of intangible assets	2,597	—	2,597
Loss on sale of asset	31	—	31
Transaction expenses	1,666	(965)	701
Total operating expenses	38,641	2,179	40,820
Operating loss	(1,626)	(8,837)	(10,463)

Other expenses
Interest expense	(5,819)	(490)	(6,309)
Amortization of deferred financing costs and debt discount	(6,349)	(8,730)	(15,079)
Loss on conversion derivative liability	—	(35,012)	(35,012)
Loss on warrant derivative liability	—	(357)	(357)
Other expense, net	(123)	(584)	(707)
Loss on issuance of notes	—	(24,262)	(24,262)
Extinguishment gain	—	666	666
Financing costs	(5,552)	5,552	—
Total other expenses, net	(17,843)	(63,217)	(81,060)
Loss before provision for income taxes	(19,469)	(72,054)	(91,523)
Provision for income taxes	560	—	560
Net loss	(20,029)	(72,054)	(92,083)
Preferred stock dividends	(80)	—	(80)
Net loss attributable to common shareholders	$(20,109)	$(72,054)	$(92,163)

Loss per common share:
Basic and diluted	$(4.23)	$(15.15)	$(19.38)

Weighted average number of common shares outstanding
Basic and diluted	4,748,563	4,756,049	4,756,049

The effect of the restatement on the previously filed consolidated statement of cash flows for the year ended December 31, 2017 is as follows:

	Year ended December 31, 2017
(dollars in thousands)	As Previously Reported	Adjustments	As Restated
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(20,029)	$(72,054)	$(92,083)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	870	(110)	760
Amortization of intangible assets	8,976	—	8,976
Amortization of debt discount and deferred financing costs	8,010	4,904	12,914
Provision for bad debts	551	—	551
Loss (gain) on sale of asset	31	(62)	(31)
Late fee on senior debt	541	—	541
Payment in kind interest-debt on notes payable	934	661	1,595
Payment in kind interest on related party notes payable	1,310	—	1,310
Share-based compensation	1,681	2,662	4,343
Common shares issued for convertible notes modifications, amendments, redemption agreements and settlements	—	103	103
Convertible note issued for consulting expenses	—	400	400
Loss on issuance of convertible debt	—	24,262	24,262
Gain on extinguishment of debt	—	(666)	(666)
Loss on warrant derivative liabilities	—	357	357
Loss on convertible derivative liabilities	—	35,012	35,012
Debt financing expense	531	(531)	—
Accrued dividends, preferred stock	—	(80)	(80)
Benefit from deferred income taxes	(599)	1,159	560
Changes in operating assets and liabilities:
Accounts receivable	(41,106)	(5,302)	(46,408)
Cost and estimated earnings in excess of billings on uncompleted contracts	19,078	1,982	21,060
Other current assets	5,888	(6,356)	(468)
Accounts payable and accrued liabilities	17,463	13,598	31,061
Due to related party	—	(109)	(109)
Net cash provided by (used in) operating activities	4,130	(170)	3,960

Cash flows from investing activities :
Net cash paid for Benchmark Builders, Inc. acquisition	(14,834)	—	(14,834)
Purchase of property and equipment	(5,208)	1,472	(3,736)
Net cash (used in) provided by investing activities	(20,042)	1,472	(18,570)

Cash flows from financing activities :
Proceeds from issuance of convertible notes	—	4,095	4,095
Payments on convertible notes	—	(1,426)	(1,426)
Proceeds from issuance of merchant credit agreements	—	5,718	5,718
Payments on merchant credit agreements	—	(2,624)	(2,624)
Proceeds from issuance of notes payable, net	12,158	(10,758)	1,400
Payments on notes payable	(5,342)	4,007	(1,335)
Proceeds from issuance of senior note payable, net	13,210	(515)	12,695
Proceeds from issuance of Series C notes	7,500	—	7,500
Payments on notes payable – related parties	(112)	112	—
Proceeds from sale of common stock	3,338	—	3,338
Payment of deferred financing costs	(610)	89	(521)
Net cash provided by (used in) financing activities	30,142	(1,302)	28,840

Net change in cash	14,230	—	14,230
Cash, beginning of period	1,412	—	1,412
Cash, end of period	$15,642	$—	$15,642

NOTE 3. SUMMARY OF SIGNIFICANT POLICIES

Revenue and Cost of Goods Sold Recognition

On January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, (“ASC 606”). Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. The Company does not collect sales, value add, and other taxes collected on behalf of third parties.

Revenues derived from construction services at Benchmark are derived from short-term construction projects ranging from 6 to 12 months in duration under fixed-price contracts. The Company has determined that these short-term construction projects provide a distinct service and, therefore, qualify as one performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct. Revenue from fixed-price contracts provide for a fixed amount of revenue for the entire project, subject to certain additions for modified scope or specifications to the original project. Revenue is recognized over time, because of the continuous transfer of control to the customer as all the work is performed at the customer’s site and, therefore, the customer controls the asset as it is being constructed. This continuous transfer of control to the customer is further supported by clauses in the contract that allow the customer to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit and take control of any work in process.

Under ASC 606, the cost-to-cost measure of progress continues to best depict the transfer of control of assets to the customer, which occurs as we incur costs. Contract costs include labor, material, and other direct costs. Contract modifications are routine in the performance of the contracts. Contracts are often modified to account for changes in the contract specifications or requirements. In most instances, contract modifications are for goods or services that are not distinct, therefore, accounted for as part of the existing contract. Cost to obtain contracts (pre-contract costs) are generally charged to expense as incurred and included in operating expenses on the consolidated statements of operations.

Certain construction contracts include retention provisions to provide assurance to the customers that the Company will perform in accordance with the contract terms and, therefore, not considered a financing benefit. The balances billed but not paid by customers pursuant to these provisions generally become due upon completion and acceptance of the project work or products by the customer. The Company has determined that there are no significant financing components in its contracts during the year ended December 31, 2018.

Costs to mobilize equipment and labor to a job site prior to substantive work beginning are capitalized as incurred and amortized over the expected duration of the contract. On December 31, 2018 and January 1, 2018, the Company had no material capitalized mobilization costs.

Revenue from telecommunication services are derived from short-term projects performed under master and other service agreements as well as from contracts for specific projects or jobs requiring the installation of an entire infrastructure system or specified units within an entire infrastructure system. The Company has determined that these short-term projects provide a distinct service and, therefore, qualify as one performance obligation. The Company provides services under unit-price or fixed-price master service or other service agreements under which the Company furnishes specified units of service for a fixed-price per unit of service and revenue is recognized upon completion of the defined project due to its short-term nature.

The Company also derives service revenues by managing wireless networks for customers to offer to their tenants and bills monthly in advance for the month’s services. The Company determined the wireless service contracts cover a single performance obligation and transfer control of access to the wireless service continuously as the customer simultaneously receives and consumes the benefits. Therefore, the revenue for the monthly wireless service is considered to be recognized over time.

Costs and estimated earnings in excess of billings on uncompleted contracts and Billings in excess of costs and estimated earnings on uncompleted contracts

In accordance with normal practice in the construction industry, the Company includes asset and liability accounts relating to construction contracts in current assets and liabilities even when such amounts are realizable or payable over a period in excess of one year. For the year ended December 31, 2018 and 2017, the Company has included retainage payable as part of accounts payable. Retainage payable is anticipated to be paid within the next twelve months. The Company has also included any unbilled retainage receivable as part of accounts receivable and such amounts are also expected to be billed and collected within the next twelve months.

Cash and Cash Equivalents

Cash consisting of interest-bearing demand deposits is carried at cost, which approximates fair value. The Company considers cash in banks and holdings of highly liquid investments with original maturities of three months or less when purchased to be cash or cash equivalents. At various times throughout the year, and as of December 31, 2018, some accounts held at financial institutions were in excess of the federally insured limit of $250. The Company reduces its exposure to credit risk by maintaining its cash deposits with major financial institutions and monitoring their credit ratings. The Company has not experienced any losses on these accounts and believes credit risk to be minimal.

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

Deferred Financing Costs and Amortization of Deferred Financing Cost

Deferred financing costs relate to the Company’s debt instruments, the short and long-term portions of which are reflected as a deduction from the carrying amount of the related debt instruments, including the Company’s senior debt. Deferred financing costs are amortized using the straight-line method over the term of the related debt instrument which approximates the effective interest method.

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

Stock-Based Compensation

Compensation expense for all stock-based employee and director compensation awards granted is based on the grant date fair value estimated in accordance with the provisions of ASC Topic 718, Stock Compensation. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Vesting terms vary based on the individual grant terms. These costs are recorded in selling, general and administrative expenses.

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

Fair Value of Financial Instruments

Under ASC Topic 820, Fair Value Measurement (“ASC 820”), the Company uses inputs from the three levels of the fair value hierarchy to measure its financial assets and liabilities. The three levels are as follows:

Level 1- Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2- Inputs are other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3- Inputs are unobservable and reflect the Company’s assumptions that market participants would use in pricing the asset or liability. The Company develops these inputs based on the best information available.

Derivatives

The Company accounts for derivative instruments in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”) and all derivative instruments are reflected as either assets or liabilities at fair value in the balance sheet.

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

Warrant Liability

The Company accounts for certain common stock warrants outstanding as a liability at fair value and adjusts the instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statements of operations. The fair value of the warrants issued by the Company has been estimated using Monte Carlo simulation and or a Black Scholes model.

Embedded Conversion Features

The Company evaluates embedded conversion features within convertible debt to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in the Statement of Operations. If the conversion feature does not require recognition of a bifurcated derivative, the convertible debt instrument is evaluated for consideration of any beneficial conversion feature (“BCF”) requiring separate recognition. When the Company record a BCF, the intrinsic value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument (offset to additional paid-in capital) and amortized to interest expense over the life of the debt.

Sequencing

As of October 13, 2016, the Company adopted a sequencing policy whereby all future instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees or directors and convertible preferred stock.

Equity Preferred Stock

The Company applies the classification and measurement principles enumerated in ASC 815 with respect to accounting for its issuance of preferred stock. The Company evaluates convertible preferred stock at each reporting date for appropriate balance sheet classification.

Advertising

Advertising costs, if any, are expensed as incurred. For the years ended December 31, 2018 and 2017, the Company spending on advertising was not material.

Concentration of Labor

Approximately 21% and 17% of the Company’s labor force is covered under union agreements in the United States at December 31, 2018 and 2017, respectively. These agreements are renegotiated when their terms expire between 2020 and 2021.

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders (the numerator) by the weighted average number of common shares outstanding for the period (the denominator). Diluted net loss per common share attributable to common shareholders is computed by dividing net loss by the weighted average number of common shares outstanding during the period adjusted for the dilutive effects of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. For the years ended December 31, 2018 and 2017 no effect for common stock was considered in the calculation of diluted loss per share as their effect was anti-dilutive.

The Company had the following common stock equivalents at December 31, 2018 and 2017.

	2018	2017
Convertible preferred stock, Series A	2,395,830	1,146,797
Convertible preferred stock, Series A-1	767,040	727,703
Convertible preferred stock, Series G	—	178,000
Convertible notes	21,303,158	1,847,057
Common stock warrants	287,484	330,856
Options	19,010	1,318
Total potentially dilutive shares	24,772,522	4,231,731

The above table excludes any common shares related to the convertible debt for the Series A and Series B since such debt is only convertible at the then prevailing market price upon default.

Recent Accounting Pronouncements

Accounting Pronouncements Adopted

In January 2017, the FASB issued ASU 2017-04: Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which removes Step 2 from the goodwill impairment test. Goodwill impairment would be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. It is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment test performed with a measurement date after January 1, 2017. The Company does not anticipate that this standard will have a material impact on its financial statements. We early adopted ASU 2017-4 for impairment tests to be performed on testing dates after June 30, 2018, which did not impact our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard introduces a screen for determining when assets acquired are not a business and clarifies that a business must include, at a minimum, an input and a substantive process that contribute to an output to be considered a business. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The impact of this standard will be limited to future business acquisitions.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies and provides specific guidance on eight cash flow classification issues that are not currently addressed in U.S. GAAP and will thereby reduce the current diversity in practice. ASU 2016-15 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017, with early application permitted. The Company adopted the new standard on January 1, 2018, without a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ASU 2016-09. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years and interim periods within those years, beginning after December 15, 2016, with different methodologies for each aspect of the standard. The Company adopted the new standard on January 1, 2017, without a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“the New Standard”). The New Standard provides a single model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The New Standard also requires expanded qualitative and quantitative disclosures about the nature, timing and uncertainty of revenue and cash flows rising from contracts with customers. The Company adopted the New Standard on January 1, 2018, using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic revenue recognition methodology under ASC 605. See Note 4.

Accounting Pronouncements Issued

The Company is evaluating whether the effects of the following recent accounting pronouncements, or any other recently issued but not yet effective accounting standards, will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements. These amendments provide clarifications and corrections to certain ASC subtopics including Compensation – Stock Compensation – Income Taxes (Topic 718-740), Business Combinations – Income Taxes (Topic 805-740) and Fair Value Measurement – Overall (Topic 820-10). The majority of the amendments in ASU 2018-09 will be effective in annual periods beginning after December 15, 2018. The Company is currently evaluating and assessing the impact this guidance will have on its consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. The standard simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The changes take effect for public companies for fiscal years starting after December 15, 2018, including interim periods within that fiscal year. The Company expects that the adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11 – Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. ASU 2017-11 is intended to reduce the complexity associated with the issuer’s accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, the Board determined that a down round feature (as defined) would no longer cause a freestanding equity-linked financial instrument (or an embedded conversion option) to be accounted for as a derivative liability at fair value with changes in fair value recognized in current earnings. ASU 2017-11 is effective for fiscal years, and interim periods within fiscal years beginning after beginning after December 15, 2018. The Company expects that the adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). The new guidance requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This pronouncement will be effective for fiscal years beginning after December 15, 2019. The Company is currently evaluating and assessing the impact this guidance will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will require, among other items, lessees to recognize a right of use asset and a related lease liability for most leases on the balance sheet. Qualitative and quantitative disclosures will be enhanced to better understand the amount, timing and uncertainty of cash flows arising from leases. The Company adopted this new guidance on January 1, 2019, using the optional modified retrospective transition method. The Company expects the adoption to result in gross up on its consolidated balance sheets from the recognition of assets and liabilities arising out of operating leases. The Company will recognize assets for the right to use the underlying leased property during the lease term and will recognize liabilities for the corresponding financial obligation to make lease payments to the lessor.

The Company plans to elect the transition package of practical expedients permitted within the standard, which eliminates the requirements to reassess prior conclusions about lease identification, lease classification, and initial direct costs. The Company’s operating leases primarily comprise of office facilities, with the most significant leases relating to corporate headquarters in Malvern, Pennsylvania and an office in San Francisco, California. The Company is in the process of finalizing changes to its systems and processes in conjunction with its review of lease agreements and will disclose the actual impact of adopting ASU 2016-02 in its interim report on Form 10-Q for the quarter ended March 31, 2019.

NOTE 4. REVENUE RECOGNITION

On January 1, 2018, the Company adopted ASC 606. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. The Company does not collect sales, value add, and other taxes collected on behalf of third parties.

Disaggregation of Revenue

The following table details the revenue from customers disaggregated by source of revenue.

December 31, 2018
Major Sources of Revenue
Infrastructure	$383,778
Technology	977
Total	$384,755

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

Under ASC 606, the cost-to-cost measure of progress continues to best depict the transfer of control of assets to the customer, which occurs as we incur costs. Contract costs include labor, material, and other direct costs. Contract modifications are routine in the performance of the contracts. Contracts are often modified to account for changes in the contract specifications or requirements. In most instances, contact modifications are for goods or services that are not distinct, therefore, accounted for as part of the existing contract. Cost to obtain contracts (pre-contract costs) are generally charged to expense as incurred and included in operating expenses on the consolidated statements of operations.

Certain construction contracts include retention provisions to provide assurance to the customers that the Company will perform in accordance with the contract terms and, therefore, not considered a financing benefit. The balances billed but not paid by customers pursuant to these provisions generally become due upon completion and acceptance of the project work or products by the customer. The Company has determined that there are no significant financing components in its contracts during the year ended December 31, 2018.

Costs to mobilize equipment and labor to a job site prior to substantive work beginning are capitalized as incurred and amortized over the expected duration of the contract. As of December 31, 2018, and January 1, 2018, the Company had no material capitalized mobilization costs.

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

Technology revenue

The Company also derives service revenues by installing and managing wireless networks for customers to offer to their tenants and bills monthly in advance for the month’s services. The Company determined the wireless service contracts cover a single performance obligation and transfer control of access to the wireless service continuously as the customer simultaneously receives and consumes the benefits. Therefore, the revenue for the monthly wireless service, is considered to be recognized over time.

Contract Assets and Liabilities

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, retainage receivable and costs and estimated earning in excess of billings on uncompleted contracts (contract assets) on the consolidated balance sheet. In the infrastructure segment, amounts are billed as work in progress in accordance with agreed-upon contractual terms at periodic intervals. Sometimes, billing occurs subsequent to revenue recognition, resulting in contract assets. However, the Company generally receives advances or deposits from its customers, before revenue is recognized, resulting in billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities). These assets and liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of the reporting period. Changes in the contract asset and liability balances for the year ended December 31, 2018, were not materially impacted by any other factors.

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

	January 1, 2018	December 31, 2018
Trade receivables	$61,699	$74,048
Contract assets	$5,286	$5,974
Contract liabilities	$46,254	$45,166

As of January 1, 2018, and December 31, 2018, contract liabilities consisted of accrued subcontract costs, therefore, no amounts were recognized in revenue during the year ended December 31, 2018, related to its contract liabilities.

Contract Acquisition Costs

The Company does not have material commission programs or incur other contract fulfilment costs in obtaining new contracts. All personnel costs were expensed as current period costs.

Contract Estimates

Accounting for long-term contracts and programs involves the use of techniques to estimate total contract revenue and costs. Transaction price for contracts may include variable consideration, which includes increases to transaction price for approved and change orders, claims and other contract provisions. The Company includes variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. The estimates of variable consideration and determination of whether to include estimated amounts in transaction price are based largely on an assessment of the anticipated performance and all information (historical, current and forecasted) that is reasonably available to the Company. The effect of variable consideration on the transaction price of a performance obligation is recognized as an adjustment to revenue on a cumulative catch-up basis. To the extent unapproved change orders and claims reflected in transaction price are not resolved in the Company’s favor, or to the extent other contract provisions reflected in the transaction price are not earned, there could be reductions in or reversals of, previously recognized revenue. No adjustment on any one contract was material to the consolidated financial statements for the years ended December 31, 2018 and 2017.

Transaction Price Allocated to the Remaining Performance Obligations

On December 31, 2018, the Company had approximately $132,523 of estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied).

NOTE 5. ACQUISITIONS

2017 Acquisition

On April 20, 2017, FTE acquired all of the issued and outstanding shares of common stock of Benchmark Builders, Inc. (“Benchmark”), The purchase price consisted of (i) cash consideration of approximately $17,250 (ii) 1,069,538 shares of FTE common stock with a fair value of $21,658, (iii) convertible promissory notes in the aggregate principal amount of $12,500 to certain stockholders of Benchmark (the “Series A Notes”, which mature on April 20, 2019) and (iv) promissory notes in the aggregate principal amount of $30,000 to certain stockholders of Benchmark (the “Series B Notes”, which mature on April 20, 2020). On April 20, 2017, the Company’s senior lender, amended the original credit agreement to provide for approximately $10,100 towards the cash purchase price of the Benchmark acquisition, refinancing this new advance with the existing debt and extending the maturity date of the facility to March 31, 2019. See Note 14. In addition, certain sellers of Benchmark provided approximately $7,500 towards the cash purchase price for which they received promissory notes (the “Series C Notes”, which mature on October 20, 2018). The acquisition has been accounted for as a business combination in accordance with ASC Topic 805. Benchmark is a full-service general contracting management and general contracting firm, significantly expanding the Company’s presence in the New York area.

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

The following table summarizes the acquisition date fair value of the purchase price allocation assigned to each major class of assets acquired and liabilities assumed as of April 20, 2017, the closing date for Benchmark:

ASSETS ACQUIRED
Cash	$2,416
Accounts receivable	20,577
Costs and estimated earnings in excess of billings on uncompleted contracts	3,870
Other current assets	4,235
Property and equipment	47
Total identifiable assets acquired	31,145
Fair value of intangible assets acquired:
Contracts in progress	10,632
Trademarks and tradenames	2,749
Customer relationships	22,743
Non-compete	548
Total fair value of intangible assets acquired	36,672

Goodwill	45,007
Total Assets Acquired	112,824

LIABILITIES ASSUMED
Accounts payable	20,098
Billings in excess of costs and estimated earnings on uncompleted contract	16,303
Accrued expenses and other current liabilities	2,178
Total Liabilities Assumed	38,579

Total consideration transferred	$74,245

Goodwill of $45,007 was recorded related to this acquisition. The Company believes the goodwill related to the acquisition was a result of the expected growth platform to be used for expanding the business. As of April 20, 2017, goodwill is expected to be fully deductible for tax purposes and will be amortized over 15 years.

The operating results of Benchmark for the period from April 21, 2017 to December 31, 2017 included revenues of $201,681 and net income of $15,315 and are included in the consolidated statements of operations for the year ended December 31, 2017. The net income in the Company’s Consolidated Statements of Operations reflects $8,976 of amortization expense for the year ended December 31, 2017, in connection with Benchmark’s intangible assets. The Company incurred a total of $701 in transaction costs in connection with the acquisition, which are included in the consolidated statement of operations for the year ended December 31, 2017, respectively. See Note 9. Goodwill and Intangible Assets, for information regarding the goodwill and intangible assets of the Benchmark acquisition.

Unaudited Supplemental Pro Forma Information

The pro forma results presented below include the effects of the Company’s 2017 acquisition of Benchmark as if the acquisition occurred on January 1, 2017. The pro forma net loss for the year ended December 31, 2017 includes the additional depreciation and amortization resulting from the adjustments to the value of property and equipment and intangible assets resulting from purchase accounting and elimination of transaction costs. The pro forma results also include interest expense associated with debt used to fund the acquisitions. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisitions. The unaudited pro forma financial information is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been consummated as of January 1, 2017.

The unaudited pro forma combined results, which assumes the transaction was completed on January 1 are as follows for the twelve months ended December 31, 2017:

	Revenue	Net Loss	Loss per Share	Weighted Average Shares
2017 supplemental pro forma from January 1, 2017 through December 31, 2017	$250,700	(103,596)	(21.77)	4,756,049

NOTE 6. ACCOUNTS RECEIVABLE

The following table presents accounts receivable, net for the years ended December 31, 2018 and 2017:

	December 31
	2018	2017
Uncompleted contracts	$44,227	$36,464
Completed contracts	13,184	13,865
Unbilled receivable	16,957	12,040
Allowance for doubtful accounts	(320)	(670)
Accounts receivable, net	$74,048	$61,699

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

NOTE 7. OTHER CURRENT ASSETS

Other current assets consist of the following:

	December 31
	2018	2017

Notes receivables, promissory note	$885	$—
Prepaid insurance	625	1,398
Prepaid city and state taxes	1,858	2,318
Prepaid contract costs for work in process	—	84
Prepaid operating expenses	626	2,483
Other current assets	$3,994	$6,283

NOTE 8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	Estimated	December 31
	Life
	(in years)	2018	2017

Machinery and equipment	6-8	$1,598	$1,686
Vehicles and trailers	7-10	2,276	2,276
Network services platform	5	—	3,438
Computer equipment and software	2-5 years	1,281	1,150
Leasehold improvements	2-5 years	647	183
Furniture and fixtures	2-5 years	56	33
		5,858	8,766
Less: accumulated depreciation		(2,453)	(1,684)
Property and equipment, net		$3,405	$7,082

The Company completed the development of the new network infrastructure services platform on October 11, 2017, due to market conditions during 2018 this platform was determined to be obsolete and was written off to selling, general and administration costs for the year ended December 31, 2018.

Depreciation expense for the years ended December 31, 2018 and 2017, was $934 and $760, respectively.

The Company leases various equipment under capital leases. Assets held under capital leases are included in property and equipment as follows:

	December 31,
	2018	2017
Machinery & equipment	$1,375	$1,548
Less: accumulated depreciation	(575)	(438)
	$800	$1,110

NOTE 9. INTANGIBLE ASSETS AND GOODWILL

As of December 31, 2018 and 2017, goodwill was $45,007, and the activity within those years was as follows:

	December 31
	2018	2017

Beginning balance	$45,007	$—
Acquisition	—	45,007
Ending balance	$45,007	$45,007

The goodwill is assessed for impairment on an annual basis and also on an interim basis when indicators of impairment exist. The Company completed its goodwill assessment on March 1, 2018, and determined the goodwill was not impaired.

The fair value of identifiable intangible assets consisted of the following at December 31, 2018:

	Weighted average remaining useful life (months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite- Lived Intangibles
Trademarks and tradenames	63.7	2,749	665	2,084
Customer relationships	63.7	22,743	5,497	17,246
Contracts in progress	—	10,632	10,632	—
Non-compete	39.7	548	186	362
Total Intangible Assets		$36,672	$16,980	$19,692

The fair value of identifiable intangible assets consisted of the following at December 31, 2017:

	Weighted average remaining useful life (months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite- Lived Intangibles
Trademarks and tradenames	75.7	2,749	272	2,477
Customer relationships	75.7	22,743	2,247	20,496
Contracts in progress	9.7	10,632	6,379	4,253
Non-compete	51.7	548	78	470
Total Intangible Assets		$36,672	$8,976	$27,696

Amortization expense for the years ended December 31, 2018 and 2017 was $8,004 and $8,976, respectively. For the year ended December 31, 2018, amortization expense of $3,751 was charged to operating expenses and $4,253 was charged to cost of revenues. For the year ended December 31, 2017, amortization expense of $2,597 was charged to operating expenses and $6,379 was charged to cost of revenues.

Expected future amortization expense consists of the following for each of the following years ended December 31:

2019	$3,751
2020	3,751
2021	3,751
2022	3,675
2023	3,642
Thereafter	1,122
Total	$19,692

NOTE 10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2018	2017

Accrued interest payable [1]	$1,673	$2,456
Accrued dividends payable	690	610
Accrued compensation expense [2]	3,942	4,264
Accrued bonuses	3,939	2,587
Accrued taxes payable	76	182
Other accrued expense	30	89
Accrued expenses, current	$10,350	$10,188

[1]	Accrued interest payable as of December 31, 2018 and 2017 includes $1,461 and $1,188, respectively, of estimated penalties and interest associated with prior period unpaid payroll taxes.

[2]	Accrued compensation includes $1,868 in both December 31, 2018 and 2017, associated with prior period unpaid payroll taxes.

NOTE 11: MERCHANT ACCOUNT AGREEMENTS

2018

During the year ended December 31, 2018, the Company entered into 65 merchant account agreements, whereby the Company agreed to borrow an aggregate of $70,947, net of $25,126 in original issue discounts and $6,914 in deferred financing costs, in exchange for daily repayment funded through the Company’s future receivables. The merchant account agreements are collateralized by the assets of the Company and are due in terms between one and six months. As of December 31, 2018, there were 18 merchant account agreements with an aggregate balance of $11,228, net of original issue discount of $6,746 and deferred financing costs of $2,380.

During the years ended December 31, 2018 and 2017, the Company recognized $30,008 and $401, respectively, in amortization of deferred financing costs and debt discounts from the amortization of original issuance discounts and deferred debt issuance costs on the straight-line method over the term of the related merchant account agreement, which approximates the effective interest method.

2017

During the year ended December 31, 2017, the Company entered into 24 merchant account agreements, whereby the Company agreed to borrow an aggregate of $11,632, net of $3,549 in original issue discounts and $672 in deferred financing costs, in exchange for daily repayment funded through the Company’s future receivables. The merchant account agreements are collateralized by the assets of the Company and are due in terms between one and six months. As of December 31, 2017, there were 12 merchant account agreements outstanding with an aggregate balance of $7,315, net of original issue discount of $2,576 and deferred financing costs of $500.

NOTE 12: CONVERTIBLE NOTES PAYABLE

2018

During the year ended December 31, 2018, the Company entered into 39 convertible notes payable, borrowing an aggregate of $17,307, net of original issuance discounts of $1,556 and deferred financing costs of $526. Additionally, as inducement, the Company issued a total of 198,746 shares of the Company’s common stock valued at $2,563. During the year ended December 31, 2018, the Company repaid $5,231 of the convertible notes in cash and issued a total of 1,889,144 shares of the Company’s common stock for the conversion of $6,668 in convertible debt principal and $242 in accrued interest.

As of December 31, 2018, the Company had 25 outstanding convertible notes payable totaling $9,042, net of unamortized original issuance discounts and deferred financing costs of $4,544. The outstanding convertible notes of the Company are unsecured, bear interest between 4% and 12% per annum or require a one-time payment of 4% of principal in the form of shares of the Company’s common stock. The convertible notes have original maturity terms between six months and one year and are convertible at variable rates between 50% and 75% of the quoted market price of the Company’s common stock. All notes that contained convertible terms during the year ended December 31, 2018 were evaluated for derivative accounting (see Note 16). Aggregate amortization of the debt discounts and deferred financing costs on convertible debt for the year ended December 31, 2018 was $17,304.

During February 2018, the Company entered into an amendment to extend two past due convertible promissory notes held by one holder with an outstanding principal balance of $900. The amendment extended the maturity date and provided a conversion standstill for 72 days in exchange for a principal payment of $150. During February 2018, the Company entered into a second amendment to the convertible promissory notes extending the maturity date another 89 days in exchange for imposing a floor price of no less than 50% of the closing trade price of the Company’s common stock and a cash payment right to elect to pay conversion notices in cash, for a 10% cash payment premium.

During August 2018, the Company entered into a settlement agreement with a holder of a convertible promissory note in the amount of $556, whereby, the Company agreed to a $44 increase in the principal balance and allowing immediate conversion by the holder in the exchange for waivers of certain events of default and a leak-out provision, limiting the holder’s sale of the Company’s common stock to 10% of the average daily share trading volume. As a result of the modification, the Company recognized a derivative liability of $99 as a result of the conversion allowance and a loss on debt modification of $408.

2017

During the year ended December 31, 2017, the Company entered into 29 convertible notes payable, borrowing an aggregate of $5,153, net of original issuance discounts of $543 and deferred financing costs of $115. Additionally, as inducement, the Company granted a total of 250,771 warrants to purchase common stock with an aggregate issuance value of $11,642 and issued a total of 27,970 shares of the Company’s common stock valued at $418. During the year ended December 31, 2017, the Company repaid $1,426 of the convertible notes in cash and issued a total of 250,771 shares of the Company’s common stock for the conversion of $643 in convertible debt principal and $11 in accrued interest.

As of December 31, 2017, the Company had 14 outstanding convertible notes payable totaling $3,205, net of unamortized original issuance discounts and deferred financing costs of $814. The outstanding convertible notes of the Company are unsecured, bear interest between 4% and 12% per annum or require a one-time payment of 4% of principal in the form of shares of the Company’s common stock. The convertible notes have original maturity terms between three months and three years and are convertible at variable rates between 50% and 80% of the quoted market price of the Company’s common stock. All notes that contained convertible terms during the year ended December 31, 2017 were evaluated for derivative accounting (see Note 16). Aggregate amortization of the debt discounts and deferred financing costs on convertible debt for the year ended December 31, 2017 was $564.

During February 2017, the Company entered into an amendment to a convertible promissory note whereby, in exchange for the issuance of 2,000 shares of the Company’s common stock valued at $35, the holder agreed to waive certain events of default under the note. The value of the issued common stock was accounted for as additional debt discount on the convertible promissory note.

During May 2017, the Company entered into a second amendment to the above mentioned convertible promissory note, whereby, in exchange for the payment of $50 in cash, a $50 principal addition and the issuance of 2,000 shares of the Company’s common stock valued at $42, the holder agreed to waive certain events of default under the note. The amendment was accounted for as a debt modification, resulting in the recognition of a $137 increase in note principal value, $11 increase in debt discount and the recognition of $199 loss on extinguishment of debt.

Outstanding convertible notes payable consist of the following at December 31, 2018 and 2017:

	December 31,
Name	2018	2017
Note 1	$365	$—
Note 2	800	—
Note 3	310	—
Note 4	211	—
Note 5	165	—
Note 6	263	—
Note 7	525	—
Note 8	315	—
Note 9	211	—
Note 10	660	—
Note 11	525	—
Note 12	525	—
Note 13	158	—
Note 14	130	—
Note 15	211	—
Note 16	100	—
Note 17	1,070	—
Note 18	1,070	—
Note 19	281	—
Note 20	168	—
Note 21	168	—
Note 22	281	—
Note 23	168	—
Note 24	321	—
Note 25	41	—
Note 26	—	448
Note 27	—	316
Note 28	—	95
Note 29	—	805
Note 30	—	585
Note 31	—	113
Note 32	—	144
Note 33	—	144
Note 34	—	83
Note 35	—	56
Note 36	—	125
Note 37	—	128
Note 38	—	110
Note 39	—	53
Total	9,042	3,205
Less: Unamortized discount	(4,544)	(814)
Net	$4,498	$2,391

NOTE 13: NOTES AND CAPITAL LEASES PAYABLE

Outstanding promissory notes, obligations under capital leases and other notes payable consist of the following:

	December 31,
	2018	2017

Notes payable bearing interest at stated rates between 4% and 12% per annum. Terms range from 3 to 36 months	$3,019	$3,404
Obligations under capital leases, bearing interest rates between 4.1% and 8.2% per annum, secured by equipment having a value that approximates the debt value. Terms range from 48 to 60 months.	320	695
Various Equipment notes, bearing interest rates between 2% and 41% per annum, secured by equipment having a value that approximates the debt value. Terms range from 30 to 72 months	1,189	1,425
Total Notes Payables	4,528	5,524
Less: Original issue discount and deferred financing costs	—	(25)
Notes payable, net of original issue discount and deferred financing costs	4,528	5,499
Less: Current portion	(3,260)	(3,669)
Total Notes non-current portion	$1,268	$1,830

The required principal payments for all borrowings for each of the five years following the balance sheet date are as follows:

2019	3,260
2020	776
2021	352
2022	133
2023	7
Thereafter	—
Total	$4,528

NOTE 14. SENIOR DEBT

On October 28, 2015, the Company entered into an $8,000 senior credit facility (“Facility”). The Facility had a two-year term, and interest payments in the amount of 12%, paid quarterly in arrears. Additionally, there is a PIK provision providing a 4% per annum increase in the principal balance monthly. The Facility is secured by all assets of the Company. As a condition of the Facility, the Company issued 163,441 shares of its Series D Preferred Stock and 391,903 shares of its Series F Preferred Stock to the lender. A market valuation was performed on this transaction by a qualified third-party valuation firm, an original issue discount of $437 was recorded and is being amortized on a straight-line method, approximating the interest rate method, over twenty-four months to Interest Expense on the Consolidated Statement of Operations. During the years ended December 31, 2018 and 2017, $0 and $182, respectively, was included in amortization of debt discount, and none remained unamortized.

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

In conjunction with Amendment No. 2, the Company issued warrants to purchase 93,750 shares of the Company’s common stock at any time for five years at an initial exercise price of $20 per share. The $322 value of the warrants was recorded as debt discount and is being amortized on a straight-line basis over the remaining life of the Facility.

During November 2016, the Company borrowed a total of $1,000 under the terms of the Facility and issued warrants to purchase 100,000 shares of the Company’s common stock at any time for five years at an initial exercise price of $10 per share. The $430 value of the warrants was recorded as debt discount and is being amortized on a straight-line basis over the remaining life of the Facility.

During December 2016, the Company borrowed a total of $1,500 under the terms of the Facility and issued warrants to purchase 150,000 shares of the Company’s common stock at any time for five years at an initial exercise price of $10 per share. The $519 value of the warrants was recorded as debt discount and is being amortized on a straight-line basis over the remaining life of the Facility.

During March 2017, the Company borrowed an additional $1,500 under the terms of the Facility, originally due April 30, 2017, but subsequently extended to March 31, 2019.

On April 20, 2017, as part of the Benchmark acquisition, the Facility was amended (“Amendment No. 3”) to provide for an additional $11,480, extend the maturity date of the Facility to March 31, 2019 and add certain covenants regarding debt coverage, EBITDA and revenue. Approximately $10,100 was applied to the cash purchase price and extended the maturity date of the Facility to March 31, 2019. The Company issued 256,801 shares of Common Stock to the senior lender with a fair value of $5,649 as a term of Amendment No. 3. The value of the shares was recorded as a debt discount.

During April 2017, the Company incurred a $480 extension fee to extend the Facility to March 31, 2019. This amount was added to the principal amount of the Facility and incurs interest under the terms of the Facility.

The Company’s senior lender became a greater than 5% beneficial owner of the Company’s common stock on May 15, 2017.

During October and November 2017, the Company borrowed a total of $1,600 under the terms of the Facility, due March 31, 2019.

During December 2017, the Company incurred a $42 penalty related to loan non-compliance, which was added to the principal amount of the Facility and incurs interest under the terms of the Facility, due March 31, 2019.

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

During September 2018, the Company borrowed a total of $2,188 under the terms of the Facility, due March 31, 2019. The borrowing consisted of $1,949 in accrued interest conversion, an original issuance discount of $219 and fees of $20.

During October 2018, the Company borrowed $1,300 under the terms of the Facility, due March 31, 2019. The borrowing consisted of $1,170 in cash and an original issuance discount of $130.

During the years ended December 31, 2018 and 2017, the Company recognized $4,540 and $2,678 in original issuance discounts and deferred finance costs on related senior debt issuances, respectively. During the years ended December 31, 2018 and 2017, the Company recognized $8,492 and $548 in amortization expense on the straight-line method over the term of the Facility, respectively, which approximates the effective interest method. The unamortized original issuance discount and deferred finance costs balance was $2,118 and $3,452 as of December 31, 2018 and 2017, respectively.

	December 31,
	2018	2017
Senior note payable	$36,441	$29,475
Less: Original issue discount	(1,768)	(4,715)
Less: Deferred financing cost	(351)	(1,355)
Total Senior Debt	$34,322	$23,405

The Senior Notes payments all come due in 2019, the outstanding balance is reflected as current on the consolidated financial statements at December 31, 2018. See Note 26.

NOTE 15. RELATED PARTY

Guarantees/Related Party Advances

The former CEO, Michael Palleschi, provided cash advances witnessed by interest-bearing notes totaling $0 and $536, for the years ended December 31, 2018 and 2017, respectively. Additionally, the former CEO provided a personal credit card account for the purchase of goods and services by FTE. While the credit card balances are reflected in the Company’s books and records, the former CEO is personally liable for the payment of the entire amount of the open credit obligation, which was $0 and $18 as of December 31, 2018 and 2017, respectively.

Additionally, the Company entered into several secured equipment financing arrangements with total obligations of approximately $79 and $132 as of December 31, 2018 and 2017, respectively, that required the guaranty of a Company officer, which was provided by Mr. Palleschi.

The former CFO, David Lethem, provided an unsecured, interest-bearing note totaling $150 during the year ended December 31, 2017. Additionally, the former CFO personally guaranteed several secured equipment financing arrangements with total obligations of approximately $291 and $371 as of December 31, 2018 and 2017, respectively.

The former CFO also provided a personal credit card account for the purchase of goods and services by FTE. While the credit card balances are reflected in the Company’s books and records, the former CFO is personally liable for the payment of the entire amount of the open credit obligation, which was $14 as of December 31, 2017. There was no balance outstanding at December 31, 2018.

The Company issued two promissory notes to TBK327 Partners, LLC, an entity controlled by a former member of the Company’s Board of Directors, Christopher Ferguson. The first note was issued in or around January 23, 2014 in the principal amount of $177 and the second note was issued in or around May 16, 2014 in the principal amount of $80 (collectively the “TBK Notes”). As of December 31, 2018 and 2017, the Company had an outstanding principal balance of $237 for the TBK Notes.

The Company issued two promissory notes SRM Entertainment Group, LLC, an entity controlled by a former member of our Board of Directors, Christopher Ferguson. The first note was issued in or around May 5, 2017 in the principal amount of $50 (the “May SRM Note”) and the second note was issued in or around July 11, 2017 in the principal amount of $137 (the “July SRM Note”). As of December 31, 2018, the May SRM Note had been repaid in full and the July SRM Note had an outstanding principal balance of $137.

Related Party Commissions

The Predecessor used the services of HKSE Inc. (“HKSE”) as a consulting firm. HKSE is a company wholly owned and operated by a stockholder of Benchmark and current stockholder of the Company. HKSE is paid commissions computed as a percent of the total annual billings of Benchmark to its clients. This agreement was cancelled in April 2017. For the period from January 1, 2017 through April 20, 2017 (Predecessor), HKSE received commissions totaling $285.

Mr. Christopher Ferguson, a member of the Board of Directors, was owed Board of Directors’ fees in the amount of $5 for each of the years ended December 31, 2018 and December 31, 2017.

As noted above in the discussion of the Internal Investigation, prior management caused the Company to engage in these related party transactions, some of which were implemented to the Company’s detriment and were not disclosed properly or were not disclosed at all.

Common Stock

During the year ended December 31, 2018 and 2017, the Company issued a total of 33,000 and 800 shares of common stock to members of the Company’s Board of Directors having a fair value of $533 and $8, respectively, to satisfy accrued directors’ fees.

Benchmark Acquisition

On April 20, 2017, the Company issued 1,069,538 shares of the Company’s common stock to the former owners for the acquisition of Benchmark. The shares were valued at $21,658 and were part of the purchase price consideration. See Note 5.

On April 20, 2017, the Company issued Series A convertible promissory notes, in the aggregate principal amount of $12,500 to the former owners of Benchmark and to significant shareholders stockholders of the Company, which matured on April 20, 2019. Interest is computed at the rate of 5% percent per annum on the outstanding principal. Interest expense was $695 and $442 for the year ended December 31, 2018 and 2017, respectively. These notes shall be convertible into conversion shares, at the holder’s option, upon an event of default at a conversion price per share of $11.88.

On April 20, 2017, the Company issued Series B Notes in the aggregate principal amount of $30,000 to the former owners of Benchmark and to significant shareholders of the Company, which mature on April 20, 2020. Interest is computed at the rate of 3% per annum on the outstanding principal. Interest expense was $929 and $633 for the year ended December 31, 2018 and 2017, respectively.

On April 20, 2017, the Company issued Series C Notes in the aggregate principal amount of $7,500 to the former owners of Benchmark and to significant shareholders of the Company, which matured on October 20, 2018. Interest is computed at the rate of 3% per annum on the outstanding principal. Interest expense was $138 and $153 for the year ended December 31, 2018 and 2017, respectively.

The following is a summary of the balance of related party notes as of December 31, 2018 and 2017:

	December 31
	2018	2017
Former CEO and board member cash advance	$380	$1,093
Former CFO cash advance	—	80
Series A notes	13,603	12,942
Series B notes	31,564	30,633
Series C notes	—	7,403
Total notes payable, related party	45,547	52,151
Less: discount on notes payable, related party	(2,618)	(5,045)
Notes payable, net of discount	42,929	47,106
Less: current portion	(13,776)	(8,576)
Total non-current notes, related party	$29,153	$38,530

During October 2018, the Company paid the remaining principal and accumulated in-kind interest balance totaling $4,891 on its Series C Notes in the aggregate principal amount of $7,500 to the former owners of Benchmark.

The required principal payments for all borrowings for each of the five years following the balance sheet date are as follows:

2019	$13,603
2020	31,564
2021	—
2022	—
2023	—
Thereafter	—
Total	$45,547

NOTE 16. FAIR VALUE MEASUREMENTS

In accordance with ASC No. 820 (Fair Value Measurements and Disclosures), the Company uses various inputs to measure the outstanding warrants and certain embedded conversion feature associated with convertible debt on a recurring basis to determine the fair value of the liability. ASC No. 820 also establishes a hierarchy categorizing inputs into three levels used to measure and disclose fair value. The hierarchy gives the highest priority to quoted prices available in active markets and the lowest priority to unobservable inputs. An explanation of each level in the hierarchy is described below:

Level 1 – Unadjusted quoted prices in active markets for identical instruments that are accessible by the Company on the measurement date

Level 2 – Quoted prices in markets that are not active or inputs which are either directly or indirectly observable

Level 3 – Unobservable inputs for the instrument requiring the development of assumptions by the Company

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of December 31, 2018 and 2017:

	December 31, 2018
	Fair value at December 31, 2018	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant derivative liability	$3,558	$—	$—	$3,558
Debt derivative liability	8,038	—	—	8,038
Total fair value	$11,596	$—	$—	$11,596

	December 31, 2017
	Fair value at December 31, 2017	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant derivative liability	$16,492	$—	$—	$16,492
Debt derivative liability	48,195	—	—	48,195
Total fair value	$64,687	$—	$—	$64,687

There were no transfers between Level 1, 2 or 3 during the years ended December 31, 2018 and 2017.

The following table presents changes in Level 3 liabilities measured at fair value for the years ended December 31, 2018 and 2017. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs.

	Warrant Liability	Debt Derivative Liability	Total
Balance – December 31, 2016	$1,437	$—	$1,437
Additional warrant liability	14,698	—	14,698
Additional derivative liability from issuance of convertible notes	—	15,817	15,817
Extinguishment of derivative liabilities related to debt conversion and repayment	—	(2,634)	(2,634)
Change in fair value	357	35,012	35,369
Balance – December 31, 2017	16,492	48,195	64,687
Additional derivative liability from issuance of convertible notes	—	17,882	17,882
Extinguishment of warrant liabilities related to warrants exercise	(1,256)	—	(1,256)
Extinguishment of derivative liabilities related to debt conversion and repayment	—	(40,862)	(40,862)
Change in fair value	(11,678)	(17,177)	(28,855)
Balance – December 31, 2018	3,558	8,038	11,596

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities and embedded conversion feature that are categorized within Level 3 of the fair value hierarchy as of December 31, 2018 and 2017 is as follows:

	As of December 31, 2018		As of December 31, 2017
		Embedded		Embedded
	Warrant Liability	Conversion Feature	Warrant Liability	Conversion Feature
Strike price	$7.80	$2.61	$5.93	$3.47
Contractual term (years)	2.7	0.6	3.2	0.8
Volatility (annual)	91.2%	91.2%	135.5%	135.5%
Risk-free rate	2.24%	2.36%	1.98%	1.55%
Dividend yield (per share)	0%	0%	0%	0%

NOTE 17. BENEFIT PLANS

Defined Contribution Plan

The Company has a defined contribution plan covering all full-time employees qualified under Section 401(k) of the Internal Revenue Code, in which the Company matches a portion of an employee’s salary deferral. The Company’s contributions to this plan were $78 and $50, for the years ended December 31, 2018 and 2017, respectively.

The Predecessor has a defined contribution plan covering all full-time employees qualified under Section 401(k) of the Internal Revenue Code, in which the Predecessor matches a portion of an employee’s salary deferral. The Company’s contributions to this plan were $721 for the year ended December 31, 2017. The Predecessor instituted a cash balance for its employees in 2016, the cash balance plan expense totaled $808 for the year ended December 31, 2017.

The Company and the Predecessor combined their defined contributions plans as of November 1, 2018.

NOTE 18. COMMITMENTS AND CONTINGENCIES

Property Lease Obligations

Rental expense, resulting from property lease agreements, for the year ended December 31, 2018 and 2017, was approximately $1,373 and $1,167, respectively.

The remaining aggregate commitment for lease payments under the operating lease for the facilities as of December 31, 2018 are as follows:

2019	402
2020	280
2021	269
2022	239
2023	—
Thereafter	—
Total Lease Obligations	$1,190

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

On May 10, 2018, Vista Capital Investments, LLC (“Vista”) filed suit against the Company for breach of contract and breach of the implied covenant of good faith and fair dealing arising out of a securities purchase agreement (the “SPA”) and a convertible note in the principal amount of $275 in the Superior Court of California for the county of San Diego. Vista alleges damages in excess of $9,000 stemming from the Company’s purported dilutive issuances of Company common stock. Vista was the holder of a convertible note for which there was no prior Board authorization See Note 2.)The Company and Vista are continuing to discuss terms of settlement.

On April 11, 2019, the Company received a demand for arbitration, which was filed with the American Arbitration Association (AAA), Case No. 01-19-0001-0962,on behalf of Michael Palleschi, the Company’s former CEO, alleging a breach of his employment agreement and seeking $11,300 in damages. The Company has asserted counterclaims and affirmative defenses to Mr. Palleschi’s claims and intends to vigorously defend this matter. Discovery is pending.

On June 26, 2019, Efraim Barenbaum filed a shareholder derivative suit in the United States District Court for the Southern District of New York against certain of the Company’s former directors and executive officers, alleging claims for breaches of fiduciary duties, unjust enrichment, waste, and violations of Section 14 of the Securities Exchange Act of 1934. The Company was named as a nominal defendant only. The Company filed a motion to dismiss the complaint on September 23, 2019. In response to the motion, the plaintiff filed an amended complaint on November 1, 2019, but the causes of action remained equally deficient. Having found the claims in the amended complaint also to be baseless, the Company filed a motion to dismiss that pleading as well on January 27, 2020.

On August 17, 2019, Auctus Fund, LLC (“Auctus”) filed suit against the Company alleging, among other things, breach of contract and violations of state and federal securities laws, arising out of a securities purchase agreement and a convertible note in the principal amount of $525. Auctus is the holder of a convertible note for which there was no prior Board authorization. See Note 26. The Company denies any alleged wrongdoing and intends to vigorously defend against these claims. The matter is pending in the United States District Court for the District of Massachusetts.

On November 5, 2019, St. George Investments LLC (“St. George”) filed suit against the Company in the Third Judicial District Court for Salt Lake County in the state of Utah to compel arbitration, alleging, among other things, breach of contract arising out of a securities purchase agreement and convertible note in the principal amount of $2,315. St. George is the holder of a convertible note for which there was no prior Board authorization. See Note 26.. The Company is vigorously defending its interests in this matter.

On November 26, 2019, David Lethem, the Company’s former CFO, filed a complaint against the Company in the 20th Judicial Circuit Court for Lee county in the State of Florida for breach of contract arising out of a transition, separation and general release agreement. The Company filed a counterclaim to rescind the agreement based on fraudulent inducement. Discovery is proceeding in this case and the Company intends to vigorously defend its interests in this matter.

On January 3, 2020, CBRE, Inc. (“CBRE”) filed suit against the Company’s subsidiary, CrossLayer, Inc., for breach of contract arising out of a program participation agreement in the Superior Court of the state of Delaware. CBRE is alleging damages of $1,333. The Company considers CBRE’s claims to be without merit and has engaged counsel who is vigorously disputing this matter.

NOTE 19. INCOME TAXES

The Company is required to file a consolidated U.S. federal income tax return and various state tax returns.

The components of income tax expense (benefit) are as follows:

	December 31
	2018	2017
Current:
Federal	$—	$—
State and local	82	—
	82	—
Deferred:
Federal	731	356
State and local	273	204
	1,004	560
Change in valuation allowance	—	—
Income tax provision (benefit)	$1,086	$560

The Company recorded a deferred tax liability of $1,641 and $560 as of December 31, 2018 and 2017, respectively, related to the acquisition of Benchmark Builders, Inc. This deferred tax liability was recorded to account for the book vs. tax basis difference related to the goodwill intangible asset, which was recorded in connection with the acquisition. This deferred tax liability was excluded from sources of future taxable income, as the timing of its reversal cannot be predicted due to the indefinite life of the goodwill. As such, this deferred tax liability cannot be used to offset the valuation allowance.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet basis differences. In accordance with ASC 740, “Income Taxes,” the Company recorded a valuation allowance to fully offset the gross deferred tax asset, because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets at December 31, 2018 and 2017.

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

At December 31, 2018 and 2017, the Company had net deferred tax assets of $39,500 and $22,125, respectively, against which a valuation allowance of $41,100 and $21,700, respectively, had been recorded. The determination of this valuation allowance did not take into account the Company’s deferred tax liability for goodwill assigned an indefinite life for book purposes, also known as a “naked credit” in the amount of $1,640 and $560 at December 31, 2018 and 2017, respectively. The change in the valuation allowance for the year ended December 31, 2018 was an increase of $19,400. The increase in the valuation allowance for the year ended December 31, 2018 was mainly attributable to increases in net operating losses and accrued liabilities. The increase in the valuation allowance for the year ended December 31, 2017 was mainly attributable to increases in net operating losses and accrued liabilities, partially offset by a decrease in the gross deferred tax assets caused by the decrease in the corporate tax rate.

Significant components of the Company’s deferred tax assets at December 31, 2017 and 2016 are as follows:

	December 31
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$39,996	$18,587
Interest expense limitation	1,983	—
Accrued liabilities	1,442	1,139
Intangible assets	1,201	1,119
Stock-based compensation	1,395	1,061
Reserves	95	219
Gross deferred tax assets	46,112	22,125
Valuation allowance	(41,121)	(21,682)
Gross deferred tax assets after valuation allowance	4,991	443
Deferred tax liability – unrealized gains	(4,557)	—
Deferred tax liability – goodwill	(1,641)	(560)
Deferred tax liability – property and equipment	(434)	(443)
Net deferred tax liability	$(1,641)	$(560)

A reconciliation of the federal statutory tax rate and the effective tax rates for the years ended December 31, 2018 and 2017 is as follows:

	December 31
	2018	2017
U.S federal statutory rate	21.0%	34.0%
State income taxes, net of federal benefit	6.5%	1.7%
Nondeductible – meals & entertainment	(0.1)%	(0.1)%
Warrant derivative gains or losses	4.2%	(0.1)%
Impact of tax law change	—%	(15.5)%
Change in valuation allowance	(32.9)%	(20.9)%
Other	(0.6)	0.2%
Effective tax rate	(1.9)%	(0.7)%

The Company had approximately $166,300 and $83,700 of available gross net operating loss (“NOL”) carryforwards (federal and state) as of December 31, 2018 and 2017, respectively, which begin to expire in 2032. However, the Company has not yet filed its tax returns for its fiscal years ended September 30, 2013, September 30, 2014, September 30, 2015, September 30, 2016, December 31, 2016, December 31, 2017 or December 31, 2018. Therefore, the Company’s NOLs will not be available to offset future taxable income, if any, until the returns are filed.

Sections 382 and 383 of the Internal Revenue Code, and similar state regulations, contain provisions that may limit the NOL carryforwards available to be used to offset income in any given year upon the occurrence of certain events, including changes in the ownership interests of significant stockholders. In the event of a cumulative change in ownership in excess of 50% over a three-year period, the amount of the NOL carryforwards that the Company may utilize in any one year may be limited. Beacon had generated approximately $25,000 of NOLs prior to the Beacon Merger, which the Company’s preliminary analysis indicates would be subject to significant limitations pursuant to Internal Revenue Code Section 382, such that no deferred tax asset has been reflected herein related to the Beacon NOLs.

The Company has not yet assessed whether an ownership change under Section 382 occurred during the years ended December 31, 2018 and 2017. If an ownership change occurred, there is a potential that a portion of the Company’s NOLs could be limited. However, since there is a full valuation allowance offsetting the deferred tax asset related to the NOL, a limitation should not have a material impact on the Company’s financial statements. The Company will continue to monitor its ownership changes for purposes of Section 382.

During the period of September 30, 2014 through December 31, 2017, the Company operated primarily in Florida, Indiana, Nevada, North Carolina, Colorado, Texas, Iowa, Washington, Missouri, Georgia, and New York. If the Company is required to pay income taxes or penalties in the future, penalties will be recorded in general and administrative expenses and interest will be separately stated as interest expense. The Company has not yet filed its tax returns for its fiscal years ended September 30, 2012, September 30, 2013, September 30, 2014, September 30, 2015, September 30, 2016, December 31, 2016, December 31, 2017 or December 31, 2018, but has engaged an accounting firm to begin to compile the past due returns. The Company’s tax returns for the periods from October 1, 2012 through December 31, 2018 remain subject to examination and may be subject to penalties for late filing.

The Company does not have any uncertain tax positions for which it is reasonably possible that the total amount of gross unrecognized tax benefits will increase or decrease within 12 months as of December 31, 2018. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business.

Income Taxes (Predecessor)

The Predecessor was taxed as a Sub Chapter S-Corporation in 2016 and the period from January 1, 2017 through April 20, 2017 which is a non-taxing entity for Federal income tax purposes. With the exception of the New York State minimum tax, the shareholders of Benchmark include their respective share of the income or loss in their personal income tax returns accordingly. New York City does not acknowledge S-Corp status and assesses taxes at the corporate level. Local income taxes incurred amounted to $240 for the period from January 1, 2017 through April 20, 2017.

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

NOTE 20. STOCKHOLDERS’ EQUITY

Authorized Capital

The Company is currently authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of convertible preferred stock, par value $0.01 per share, of which the following series have been designated: 4,500 shares of Series A, 1,000 shares of Series A-1, 4,000 shares of Series B, 400 shares of Series C-1, 2,000 shares of Series C-2, 110 shares of Series C-3, and 2,000,000 shares of Series D, 1,980,000 of Series F and 1,780 shares of Series G.

Common Stock

The Company is presently authorized to issue up to 100,000,000 shares of common stock, $0.001 par value per share, of which 12,286,847 and 5,798,281 shares of common stock were issued and outstanding as of December 31, 2018 and 2017, respectively. The holders of the Company’s common stock are entitled to receive dividends equally when, as and if declared by the Board of Directors, out of funds legally available.

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

Equity Transactions (in whole dollars)

Settlement of Legal Matters

During the year ended December 31, 2018, the Company issued 58,083 shares of its common stock with a fair value of $553 for settlement of legal matters.

During the year ended December 31, 2017, the Company issued 836 shares of its common stock with a fair value of $8 for settlement of legal matters.

Investors

During the year ended December 31, 2018, the Company issued 902,784 shares of its common stock to individual investors, which resulted in net proceeds to the Company of $6,232.

During the year ended December 31, 2017, the Company issued 211,511 shares of its common stock to individual investors, which resulted in net proceeds to the Company of $577.

Consultants

During the year ended December 31, 2018, the Company issued 810,106 shares of its common stock with a fair value of $8,686 pursuant to consulting agreements.

During the year ended December 31, 2017, the Company issued 93,959 shares of its common stock with a fair value of $1,321 pursuant to consulting agreements.

Share-Based Compensation

During the year ended December 31, 2018, the Company issued 1,328,663 shares of its common stock with a fair value of $16,606 to employees.

Board of Directors

During the year ended December 31, 2018, the Company issued 33,000 shares of its common stock with a fair value of $533 to board of directors.

During the year ended December 31, 2017, the Company issued 800 shares of its common stock with a fair value of $9 to board of directors.

Senior Lender

During the year ended December 31, 2018, the Company issued 854,599 shares of its common stock with a fair value of $1,097 to its Senior Lender.

During the year ended December 31, 2017, the Company issued 256,801 shares of its common stock with a fair value of $5,650 to its Senior Lender.

Settlement of Debt and Related Costs

During the year ended December 31, 2018, the Company issued 40,000 shares of its common stock with a fair value of $919 to settle debt having an approximate value.

During the year ended December 31, 2017, the Company issued 170,765 shares of its common stock with a fair value of $1,587 to settle debt having an approximate value.

Convertible Notes – Conversions, Inducements and Related Costs

During the year ended December 31, 2018, the Company issued 1,901,520 shares of its common stock with a fair value of $16,338 to its convertible note holders upon conversion of outstanding convertible notes to common shares.

During the year ended December 31, 2018, the Company issued 199,376 shares of its common stock with a fair value of $2,156 to its convertible note holders as an inducement upon the funding of the respective convertible note

During the year ended December 31, 2018, the Company issued 11,519 shares of its common stock with a fair value of $185 to its convertible note holders as certain financing, settlement and prepayment costs.

During the year ended December 31, 2017, the Company issued 200,470 shares of its common stock with a fair value of $1,925 to its convertible note holders upon conversion of outstanding convertible notes to common shares.

During the year ended December 31, 2017, the Company issued 27,970 shares of its common stock with a fair value of $347 to its convertible note holders as an inducement upon the funding of the respective convertible note

During the year ended December 31, 2017, the Company issued 6,800 shares of its common stock with a fair value of $114 to its convertible note holders as certain financing, settlement and prepayment costs.

Exercise of Warrant Shares

During the year ended December 31, 2018, the Company issued 429,027 shares of its common stock with a fair value of $1,818 for the exercise of warrant shares.

During the year ended December 31, 2017, the Company issued 6,346 shares of its common stock with a fair value of $94 for the exercise of warrant shares.

Shares Returned

During the year ended December 31, 2018, 80,114 shares of its common stock was returned to the Company with a fair value of $75.

Benchmark Acquisition

During the year ended December 31, 2017, the Company issued 1,069,538 shares of its common stock with a fair value of $21,658 to the former owners for the acquisition of Benchmark. See additional details in Note 5 Acquisitions.

Employees

During the year ended December 31, 2017, the Company issued 164,610 shares of its common stock with a fair value of $3,780 to employees.

Investor Relations Firm

During the year ended December 31, 2017, the Company issued 12,346 shares of its common stock with a fair value of $211 to an investor relations firm for services rendered.

Preferred Stock

The Company is authorized to issue a total of 5,000,000 shares of convertible preferred stock with such designations, rights, preferences and/or limitations as may be determined by the Board, and as expressed in a resolution thereof.

The following table presents the convertible preferred stock activity for the years ended December 31, 2018 and 2017.

	Series A		Series A-1		Series G		Total Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
12/31/2016 Balance	500	$—	295	$—	—	$—	795	$—
2017 Grant	—	—	—	—	1,780	—	1,780	—
12/31/2017 Balance	500	$—	295	$—	1,780	$—	2,575	$—
Exchange to common shares	—	—	—	—	(1,780)	$—	(1,780)	—
12/31/2018 Balance	500	$—	295	$—	—	$—	795	$—

Dividend charges recorded during the years ended December 31, 2018 and 2017 are as follows:

	December 31,
	2018	2017
Series
A	$50	$50
A-1	30	30
Total	$80	$80

Accrued dividends payable in accrued expenses at December 31, 2018 and 2017 are as follows:

	December 31,
	2018	2017
Series
A	$410	$360
A-1	280	250
Total	$690	$610

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

Series B Convertible Preferred Stock

The Company previously designated 4,000 shares of Series B Convertible Preferred Stock (“Series B”), of which no shares are currently issued and outstanding.

Series C-1, Series C-2 and Series C-3 Convertible Preferred Stock

The Company previously designated 400, 2,000 and 110 shares of Series C-1 Convertible Preferred Stock (“Series C-1”), Series C-2 Convertible Preferred Stock (“Series C-2”) and SeriesC-3 Convertible Preferred Stock (“Series C-3), respectively. There are no shares of Series C-1, Series C-2 or Series C-3 currently issued or outstanding.

Series D Convertible Preferred Stock

The Company previously designated 2,000,000 shares of Series D Convertible Preferred Stock (“Series D”), of which no shares are currently issued and outstanding as of December 31, 2018 and 2017.

Series F Convertible Preferred Stock

The Company previously designated 1,980,000 shares of Series F Convertible Preferred Stock (“Series F”), of which none were issued and outstanding as of December 31, 2018 and 2019, respectively.

Series G Convertible Preferred Stock

The Board of Directors of the Company authorized the designation of a new series of preferred stock, the Series G Convertible Preferred Stock, out of its available “blank check preferred stock” and authorized the issuance of up to 1,780 shares of the Series G Convertible Preferred Stock. A Certificate of Designation was filed with the Secretary of State of the State of Nevada on December 4, 2017. The Series G Convertible Preferred Stock had various rights, privileges and preferences, including conversion into 100 shares of Common Stock (subject to adjustments) upon the filing of an amendment to the Company’s Articles of Incorporation incorporating a reverse stock split and the rights are junior and subordinate to any shares of Preferred Stock issued prior to this issuance.

On December 4, 2017, an Agreement to Exchange Common Stock for Series G Convertible Preferred Stock (“Exchange Agreement”) was entered in between the Company and an affiliate. The Company and the affiliate agreed to the exchange of 178,000 shares of the Company’s common stock for 1,780 shares of the Company’s Series G Convertible Preferred Stock, par value $0.01 per share (“Series G Preferred Stock”). The affiliate transferred and assigned 178,000 shares of the Company’s common stock and the Company issued the affiliate 1,780 shares of the Company Series G Preferred Stock.

On September 13, 2018, the affiliate converted 1,780 shares of the Series G Preferred Stock into 178,000 shares of the Company’s common stock. As of December 31, 2018, no shares of the Series G Preferred Stock were outstanding.

Preferred Stock Transactions

During each of the years ended December 31, 2018 and 2017, the Company accrued an additional $80 of preferred stock dividends, respectively.

NOTE 21. STOCK-BASED AWARDS

Stock Options

Stock options are granted at exercise prices equal to the fair value of the Company’s common stock at the date of grant. The options typically vest over a three-year period and each option, if not exercised or terminated, expires on the seventh anniversary of the grant date.

The Company estimates the grant date fair value of the stock options it grants using a Black-Scholes valuation model. The Company’s assumption for expected volatility is based on its historical volatility data related to market trading of its own common stock. The Company bases its assumptions for expected life of the new stock option grants on the life of the option granted, and if relevant, its analysis of the historical exercise patterns of its stock options. The dividend yield assumption is based on dividends expected to be paid over the expected life of the stock option. The risk-free interest rate assumption is determined by using the U.S. Treasury rates of the same period as the expected option term of each stock option.

The fair value of the options granted during the years ended December 31, 2018 and 2017 was determined using the following assumptions:

	For the year ended December 31,
	2018	2017
Stock option assumptions:
Risk-free interest rate	2.41%	1.5%-1.98%
Expected life (years)	10	5
Expected volatility	328%	330%-379%
Expected dividends	0%	0%

The following tables provide information about outstanding options for the years ended December 31, 2018 and 2017:

	Stock Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life(In years)	Intrinsic Value (In thousands)
Outstanding as of December 31, 2016	—	—	—	—
Granted	94,666	$16.55	—	—
Options exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding as of December 31, 2017	94,666	16.55	9.57	64
Granted	250,000	15.84	—	—
Options exercised	—	—	—	—
Forfeited	(2,573)	8.75	—	—
Outstanding as of December 31, 2018	342,093	15.79	9.17	—

Exercisable options as of December 31, 2018	111,404	$16.05	9.07	—

Stock compensation expense related to the options totaled approximately $1,808 and $563 for the years ended December 31, 2018 and 2017, respectively.

At December 31, 2018 and 2017, the Company had unrecognized compensation expense related to stock options, of $2,692 and $556, respectively. This expense will be recognized over a weighted-average number of years of 1.6, based on the average remaining service periods for the awards.

The aggregate intrinsic values presented above represent the total pre-tax intrinsic values (the difference between the Company’s closing stock price of $2.34 and $9.92 on the last trading day of 2018 and 2017, respectively, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day during 2018 and 2017. The amount of aggregate intrinsic value will change based on the price of the Company’s Common Stock.

The weighted average grant date fair value per share of Company’s stock options granted during the years ended December 31, 2018 and 2017 was $15.84 and $12.50, respectively. The total fair value of options vested during the years ended December 31, 2018 and 2017 was $1,276 and -0- , respectively.

As of December 31, 2018, there were 2,657,907 common shares available for issuance under the 2017 Plan.

Warrants

The Company accounts for common stock warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreement. Stock warrants are accounted for as derivative liabilities if the warrants allow for cash settlement or provide for modification of the warrant exercise price in the event subsequent sales of common stock by the Company are at a lower price per share than the then-current warrant exercise price. The Company classifies derivative warrant liabilities on the balance sheet at fair value and changes in the fair value during the periods presented in the statement of operations, which is revalued at each balance sheet date subsequent to the initial issuance of the stock warrant.

All warrants outstanding as of December 31, 2018 were exercisable. The following table shows exercise prices and expiration dates for warrants outstanding as of December 31, 2018:

Issued to	Amount	Issue Date	Expiration Date	Exercise Price
Investment Bank	97	10/31/2014	10/31/2021	$5.00
Equity Investors	60	9/1/2016	9/1/2021	$10.00
Equity Investors	6	3/29/2017	3/29/2022	$10.00
Equity Investors	99	9/8/2016	9/8/2021	$20.00
Equity Investors	97	9/29/2016	9/29/2021	$20.00
Equity Investor	94	9/30/2016	9/30/2021	$20.00
Equity Investors	104	10/12/2016	10/12/2021	$20.00
Term Note Lender (1)	100	11/11/2016	11/11/2021	$10.00
Term Note Lender (1)	150	12/23/2016	12/23/2021	$10.00
Convertible Note Holder (1)	5	1/17/2017	1/17/2020	$62.50
Convertible Note Holder (1)	5	1/18/2017	1/18/2020	$62.50
Convertible Note Holder (1)	4	2/17/2017	2/17/2020	$62.50
Convertible Note Holder (5)	4	2/17/2017	2/17/2020	$62.50
Convertible Note Holder (1)	5	2/23/2017	2/23/2020	$62.50
Term Note Lender (1)	150	3/28/2017	3/28/2022	$10.00
Convertible Note Holder (1)	5	5/19/2017	5/19/2020	$62.50
Convertible Note Holder (1)	4	5/17/2017	5/17/2020	$62.50
Convertible Note Holder (1)	4	5/17/2017	5/17/2020	$62.50
Convertible Note Holder (1)	90	6/1/2017	6/1/2022	$25.00
Convertible Note Holder (1)	160	6/2/2017	6/30/2020	$62.50
Convertible Note Holder (1)	483	6/8/2017	6/30/2020	$62.50
Convertible Note Holder (1)	2	6/21/2017	6/21/2020	$62.50
Convertible Note Holder (1)	3	6/21/2017	6/21/2020	$62.50
Convertible Note Holder (1)	3	6/21/2017	6/21/2020	$62.50
Convertible Note Holder (1)	11	8/2/2017	8/2/2020	$62.50
Convertible Note Holder (1)	11	8/2/2017	8/2/2020	$62.50
Convertible Note Holder (1)	2	8/14/2017	8/14/2020	$62.50
Convertible Note Holder (1)	2	8/14/2017	8/14/2020	$62.50
Equity Investor	14	8/27/2017	8/27/2020	$16.50
Term Note Lender (1)	20	11/8/2017	11/8/2022	$10.00
Term Note Lender (1)	140	11/8/2017	11/8/2022	$10.00
Equity Investors	41	4/1/2018	4/1/2023	$15.00
Equity Investors	41	4/1/2018	4/1/2023	$15.00
Equity Investors	90	10/25/2018	10/25/2019	$6.00
Term Note Lender (1)	108	10/30/2018	10/30/2023	$6.00
	2,214

(1)	Warrant was determined to be a derivative subject to fair value accounting and is recorded as a warrant liability.

A summary of the warrant activity the years ended December 31, 2018 and 2017 is as follows:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Warrants	Price	Life in Years
Outstanding, December 31, 2016	1,020	$18.04	4.45
Issued	1,348	27.84	—
Exercised	(125)	62.50	—
Outstanding, December 31, 2017	2,243	29.52	3.32
Issued	416	4.68
Exercised	(445)	13.95
Outstanding, December 31, 2018	2,214	$28.93	2.59

The Company has assessed its outstanding equity-linked financial statements issued with the term loans, see Note 14 and the convertible notes, see Note 12 and has concluded that the warrants are subject to derivative accounting as a result of certain anti-dilution provisions contained in the warrant agreements. The value of these warrants at issuance are classified as a fee and are being amortized over the life of the respective loan or convertible note. The fair value of these warrants is classified as a liability in the financial statements, with the change in fair value during the future periods being recorded in the statement of operations. See Note 16.

NOTE 22. CUSTOMER CONCENTRATION

Accounts receivable and revenue from the Company’s major customers as of December 31, 2018 and 2017 are as follows:

(in thousands)	Revenues		% of Total Revenue
	2018	2017	2018	2017
Customer A	$47,664	$—	12%	—%
Customer B	$—	$49,307	—%	21%
Customer C	$31,512	$29,972	8%	14%

(in thousands)	Revenues (Predecessor)	% of Total Revenue
	For the period Ended April 21, 2017	For the period Ended April 21, 2017
Customer D	$7,382	21%
Customer E	$6,752	19%
Customer F	$4,048	12%

(in thousands)	Accounts Receivable		% of Accounts Receivable
	2018	2017	2018	2017
Customer B	$—	$18,477	—%	30%
Customer G	$7,724	$—	10%	—%
Customer C	$—	$7,513	—%	12%
Customer D	$8,334	$—	11%	—%

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

NOTE 23. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts are as follows:

	December 31,
	2018	2017

Costs incurred on uncompleted contracts	283,833	$101,785
Estimated earnings	16,568	5,916
	300,401	107,701
Billings to date	(329,117)	(139,946)
	(28,716)	$(32,245)
Included in the accompanying balance sheets:
Costs and estimated earnings in excess of billings	5,974	5,286
Billings in excess of costs and estimated earnings	(34,690)	(37,531)
Total	(28,716)	$(32,245)

NOTE 24. BACKLOG (UNAUDITED)

The following is a reconciliation of backlog representing signed contracts in progress at December 31, 2018:

Balance – December 31, 2017	$244,645
New contracts and adjustments	257,529
502,174
Less contract revenues earned for the year ended December 31, 2018	(369,651)
Balance – December 31, 2018	$132,523

NOTE 25. UNAUDITED QUARTERLY DATA

	Three months ended
($ in thousands, except per share data)	March 31, 2018 (As Restated)	June 30, 2018 (As Restated)	September 30, 2018 (As Restated)	December 31, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$90,453	$83,525	$88,837	$121,940
Gross profit	$12,230	$13,076	$18,696	$8,885
Operating loss	$(149)	$(2,358)	$(12,264)	$(23,522)
Net (loss) income	$(1,087)	$7,501	$(12,987)	$(40,019)
Cumulative preferred dividends	$(20)	$(20)	$(20)	$(20)
Net (loss) income applicable to common shares	$(1,107)	$7,481	$(13,007)	$(40,039)
Net (loss) income per common share – basic	$(0.19)	$1.13	$(1.68)	$(3.79)
Net (loss) income per common share – diluted	$(0.19)	$0.50	$(1.68)	$(3.79)
Weighted average number of common shares outstanding – basic	5,851,288	6,601,685	7,745,537	10,577,376
Weighted average number of common shares outstanding – diluted	5,851,288	14,996,607	7,745,537	10,577,376

	Three months ended
($ in thousands, except per share data)	March 31, 2017 (As Restated)	June 30, 2017 (As Restated)	September 30, 2017 (As Restated)	December 31, 2017 (As Restated)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$5,443	$42,581	$96,827	$70,658
Gross profit (loss)	$2,750	$9,255	$23,776	$(5,424)
Operating (loss) income	$(2,658)	$220	$14,161	$(22,185)
Net loss	$(12,351)	$(34,524)	$(1,748)	$(43,460)
Cumulative preferred dividends	$(20)	$(20)	$(20)	$(20)
Net loss applicable to common shares	$(12,371)	$(34,544)	$(1,768)	$(43,480)
Net loss per common share – basic and diluted	$(3.73)	$(7.22)	$(0.33)	$(7.83)
Weighted average number of common shares outstanding – basic and diluted	3,312,373	4,787,556	5,367,966	5,552,429

Explanatory Note:

The Company is providing restated quarterly and year-to-date unaudited consolidated financial information for interim periods occurring within years ended December 31, 2018 and 2017 in order to comply with SEC requirements. See Note 2 for further background concerning the events preceding the restatement of financial information in this Form 10-K.

As discussed in Note 2, the Audit Committee and the Company identified certain errors that are corrected through adjustments made as part of the restatement. These adjustments include corrections related to the investigation of convertible notes that was conducted, as well as (i) corrections related to the Company’s convertible notes and (ii) corrections resulting from management’s review of significant accounts and transactions.

The effect of the restatement on the previously filed consolidated balance sheet for the period ended March 31, 2018 is as follows:

	As of March 31, 2018
($ in thousands, except per share data)	As Previously Reported	Adjustments	As Restated
	(unaudited)	(unaudited)	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,638	$24	$9,662
Accounts receivable, net	78,251	(17,166)	61,085
Costs and estimated earnings in excess of billings on uncompleted contracts	4,552	(1,107)	3,445
Other current assets	9,782	(273)	9,509
Total current assets	102,223	(18,522)	83,701

Property and equipment, net	8,121	(1,466)	6,655
Intangible assets, net	25,443	—	25,443
Goodwill	35,672	9,335	45,007
Total assets	171,459	(10,653)	160,806

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	46,095	(366)	45,729
Billings in excess of costs and estimated earnings on uncompleted contracts	18,516	8,588	27,104
Due to related party	28	—	28
Accrued expenses and other current liabilities	7,259	282	7,541
Senior notes payable, current portion net of original discount and deferred financing costs	—	25,807	25,807
Convertible notes payable, net of original issue discount and deferred financing cost	—	3,548	3,548
Merchant credit agreements, net of original issue discount and deferred financing cost	—	2,369	2,369
Notes payable, current portion, net of original issue discount and deferred financing costs	10,182	(6,910)	3,272
Notes payable, related parties, current portion	7,603	—	7,603
Debt derivative liability	—	22,077	22,077
Warrant liability	—	29,897	29,897
Total current liabilities	89,683	85,292	174,975

Notes payable, non-current portion	1,934	(125)	1,809
Notes payable, related parties, non-current net of debt discount	39,523	—	39,523
Senior note payable, non-current portion, net of original issue discount and deferred financing costs	26,408	(26,408)	—
Deferred tax liability	1,122	(39)	1,083
Total liabilities	158,670	58,720	217,390

Commitments and contingencies

Stockholders’ Equity (Deficit):
Preferred stock; $0.01 par value, 5,000,000 shares authorized:	—	—	—
Series A convertible preferred stock, $1,000 stated value, 4,500 shares designated and 500 shares issued and outstanding at March 31, 2018	—	—	—
Series A-1 convertible preferred stock, $1,000 stated value, 1,000 shares designated and 295 shares issued and outstanding at March 31, 2018	—	—	—
Series G convertible preferred stock, $0.001 stated value, 1,780 shares designated and 1,780 shares issued and outstanding at March 31, 2018	—	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized 6,136,059 shares issued and outstanding at March 31, 2018, respectively	6	—	6
Additional paid-in capital	57,792	8,436	66,228
Shares to be issued	6,681	(375)	6,306
Subscriptions receivable	(3,222)	3,222	—
Accumulated deficit	(48,468)	(80,656)	(129,124)
Total stockholders’ deficit	12,789	(69,373)	(56,584)
Total liabilities and stockholders’ deficit	171,459	(10,653)	160,806

The effect of the restatement on the previously filed consolidated statement of operations for the three months ended March 31, 2018 is as follows:

	Three Months ended March 31, 2018
($ in thousands, except per share data)	As Previously Reported	Adjustments	As Restated
	(unaudited)	(unaudited)	(unaudited)

Revenues, net of discounts	$85,145	$5,308	$90,453
Cost of revenues	73,654	4,569	78,223
Gross profit	11,491	739	12,230

Operating expenses
Compensation expense	5,638	224	5,862
Selling, general and administrative expenses	4,639	907	5,546
Amortization expense	938	—	938
Loss on sale of asset	33	—	33
Transaction expenses	93	(93)	—
Total operating expenses	11,341	1,038	12,379
Operating income (loss)	150	(299)	(149)

Other (expenses) income
Interest expense	(913)	(122)	(1,035)
Amortization of deferred financing costs and debt discount	(5,912)	(2,215)	(8,127)
Gain on debt derivative liability	—	11,759	11,759
Loss on warrant liability	—	(13,821)	(13,821)
Other (expense) income, net	(597)	(190)	(787)
Extinguishment loss	(322)	14,823	14,501
Loss on issuance of notes	—	(2,860)	(2,860)
Financing costs	(2,002)	2,002	—
Total other expenses, net	(9,746)	9,376	(370)
Loss before provision for income taxes	(9,596)	9,077	(519)
Provision for income taxes	568	—	568

Net loss	(10,164)	9,077	(1,087)
Preferred stock dividends	(20)	—	(20)
Net loss attributable to common shareholders	$(10,184)	$9,077	$(1,107)

Loss per common share:
Basic and diluted	$(2.09)	$1.55	$(0.19)

Weighted average number of common shares outstanding
Basic and diluted	4,876,131	5,851,288	5,851,288

The effect of the restatement on the previously filed consolidated balance sheet for the period ended June 30, 2018 is as follows:

	As of June 30, 2018
($ in thousands, except per share data)	As Previously Reported	Adjustments	As Restated
	(unaudited)	(unaudited)	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$12,884	$2	$12,886
Accounts receivable, net	72,693	(12,779)	59,914
Costs and estimated earnings in excess of billings on uncompleted contract	2,206	1,023	3,229
Other current assets	8,814	(1,796)	7,018
Total current assets	96,597	(13,550)	83,047

Property and equipment, net	9,165	(2,367)	6,798
Intangible assets, net	23,190	—	23,190
Goodwill	35,672	9,335	45,007
Total assets	164,624	(6,582)	158,042

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	40,175	(477)	39,698
Billings in excess of costs and estimated earnings on uncompleted contracts	21,754	10,498	32,252
Due to related parties	89	—	89
Accrued expenses and other current liabilities	7,141	1,651	8,792
Convertible notes payable, net of original issue discount and deferred financing cost	—	4,591	4,591
Merchant credit agreements, net of original issue discount and deferred financing cost	—	2,668	2,668
Senior notes payable, current portion, net of original issue discount and deferred financing costs	28,661	(451)	28,210
Notes payable and capital leases, current portion, net of original issue discount and deferred financing costs	14,343	(11,466)	2,877
Notes payable, related party	19,173	(850)	18,323
Debt derivative liability	—	8,416	8,416
Warrant liability	—	26,793	26,793
Total current liabilities	131,336	41,373	172,709

Notes payable, non-current portion	1,617	—	1,617
Notes payable, non-current portion, related parties net of debt discount	27,775	—	27,775
Deferred tax liability	1,007	—	1,007
Total liabilities	161,735	41,373	203,108

Commitments and contingencies

Stockholders’ Equity (Deficit):
Preferred stock; $0.01 par value, 5,000,000 shares authorized:	—	—	—
Series A convertible preferred stock, $1,000 stated value, 4,500 shares designated and 500 shares issued and outstanding at June 30, 2018	—	—	—
Series A-1 convertible preferred stock, $1,000 stated value, 1,000 shares designated and 295 shares issued and outstanding at June 30, 2018	—	—	—
Series G convertible preferred stock, $0.001 stated value, 1,780 shares designated and 1,780 shares issued and outstanding at June 30, 2018	—	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized and 7,225,158 shares issued and outstanding at June 30, 2018	7	—	7
Additional paid-in capital	67,677	8,876	76,553
Subscriptions receivable	(2,769)	2,769	—
Accumulated deficit	(62,026)	(59,600)	(121,626)
Total stockholders’ (deficit) equity	2,889	(47,955)	(45,066)
Total liabilities and stockholders’ (deficit) equity	$164,624	$(6,582)	$158,042

The effect of the restatement on the previously filed consolidated statement of operations for the three months ended June 30, 2018 is as follows:

	Three Months ended June 30, 2018
($ in thousands, except per share data)	As Previously Reported	Adjustments	As Restated
	(unaudited)	(unaudited)	(unaudited)
Revenues, net of discounts	$86,367	$(2,842)	$83,525
Cost of revenues	72,415	(1,966)	70,449
Gross profit	13,952	(876)	13,076

Operating expenses
Compensation expense	6,856	757	7,613
Selling, general and administrative expenses	5,855	1,075	6,930
Amortization of intangible assets	938	—	938
Loss on sale of asset	(47)	—	(47)
Transaction expenses	33	(33)	—
Total operating expenses	13,635	1,799	15,434
Operating income (loss)	317	(2,675)	(2,358)

Other (expenses) income
Interest expense	(2,889)	(71)	(2,960)
Amortization of deferred financing costs and debt discount	(3,458)	(3,685)	(7,143)
Gain on debt derivative liability	—	6,313	6,313
Gain on warrant liability	—	2,748	2,748
Other income, net	(1,421)	2,191	770
Loss on issuance of notes	—	(1,591)	(1,591)
Gain on extinguishment of debt	—	11,607	11,607
Financing costs	(6,214)	6,214	—
Total other (expenses) income, net	(13,982)	23,726	9,744
(Loss) income before provision for income taxes	(13,665)	21,051	7,386
(Benefit) for income taxes	(107)	(8)	(115)

Net (loss) income	(13,558)	21,059	7,501
Preferred stock dividends	(20)	—	(20)
Net (loss) income attributable to common shareholders	$(13,578)	$21,059	$7,481

(Loss) income per common share:
Basic	$(2.26)	$3.19	$1.13
Diluted	$(2.26)	$1.40	$0.50

Weighted average number of common shares outstanding
Basic	5,997,856	6,601,685	6,601,685
Diluted	5,997,856	14,996,607	14,996,607

The effect of the restatement on the previously filed consolidated statement of operations for the six months ended June 30, 2018 is as follows:

	Six Months ended June 30, 2018
($ in thousands, except per share data)	As Previously Reported	Adjustments	As Restated
	(unaudited)	(unaudited)	(unaudited)
Revenues, net of discounts	$171,511	$2,467	$173,978
Cost of revenues	146,069	2,603	148,672
Gross profit	25,442	(136)	25,306

Operating expenses
Compensation expense	12,494	981	13,475
Selling, general and administrative expenses	10,494	1,982	12,476
Amortization of intangible assets	1,876	—	1,876
Loss on sale of asset	(13)	(1)	(14)
Transaction expenses	125	(125)	—
Total operating expenses	24,976	2,837	27,813
Operating loss	466	(2,973)	(2,507)

Other (expenses) income
Interest expense	(3,802)	(193)	(3,995)
Amortization of deferred financing costs and debt discount	(9,370)	(5,900)	(15,270)
Gain on conversion derivative liability	—	18,072	18,072
Loss on warrant derivative liability	—	(11,073)	(11,073)
Other expense, net	(1,744)	1,727	(17)
Loss on issuance of debt	—	(4,451)	(4,451)
Extinguishment gain	—	26,108	26,108
Financing costs	(8,812)	8,812	—
Total other expenses, net	(23,728)	33,102	9,374
Loss before provision for income taxes	(23,262)	30,129	6,867
Provision for income taxes	460	(7)	453

Net loss	(23,722)	30,136	6,414
Preferred stock dividends	(40)	—	(40)
Net loss attributable to common shareholders	$(23,762)	$30,136	$6,374

Loss per common share:
Basic	$(4.53)	$4.84	$1.02
Diluted	$(4.53)	$2.06	$0.44

Weighted average number of common shares outstanding
Basic	5,249,808	6,228,559	6,228,559
Diluted	5,249,808	14,632,985	14,632,985

The effect of the restatement on the previously filed consolidated balance sheet for the period ended September 30, 2018 is as follows:

	As of September 30, 2018
($ in thousands, except per share data)	As Previously Reported	Adjustments	As Restated
	(unaudited)	(unaudited)	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,722	$2	$5,724
Accounts receivable, net	75,812	(10,179)	65,633
Costs and estimated earnings in excess of billings on uncompleted contract	4,362	(1,434)	2,928
Other current assets	6,416	(173)	6,243
Total current assets	92,312	(11,784)	80,528

Property and equipment, net	9,956	(3,353)	6,603
Intangible assets, net	20,937	—	20,937
Goodwill	35,672	9,335	45,007
Total assets	158,877	(5,802)	153,075

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	29,307	(389)	28,918
Billings in excess of costs and estimated earnings on uncompleted contracts	27,984	7,881	35,865
Due to related parties	56	—	56
Accrued expenses and other current liabilities	9,160	778	9,938
Senior notes payable, current, net of original issue discount and deferred financing costs	31,122	(264)	30,858
Convertible notes payable, net of original issue discount and deferred financing cost	—	8,186	8,186
Merchant credit agreements, net of original issue discount and deferred financing cost	—	4,821	4,821
Notes payable and capital leases, current portion, net of original issue discount and deferred financing costs	17,474	(14,347)	3,127
Notes payable, current portion, related parties	18,334	—	18,334
Debt derivative liability	—	11,885	11,885
Warrant liability	—	11,522	11,522
Total current liabilities	133,437	30,073	163,510

Notes payable, non-current portion	1,414	—	1,414
Notes payable, non-current portion, related parties net of debt discount	28,463	—	28,463
Deferred tax liability	1,128	513	1,641
Total liabilities	164,442	30,586	195,028

Commitments and contingencies

Stockholders’ Equity (Deficit):
Preferred stock; $0.01 par value, 5,000,000 shares authorized:	—	—	—
Series A convertible preferred stock, $1,000 stated value, 4,500 shares designated and 500 shares issued and outstanding at September 30, 2018	—	—	—
Series A-1 convertible preferred stock, $1,000 stated value, 1,000 shares designated and 295 shares issued and outstanding at September 30, 2018	—	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized and 8,605,021 shares issued and outstanding at September 30, 2018	8	—	8
Additional paid-in capital	71,421	21,231	92,652
Shares to be issued	—	—	—
Subscriptions receivable	(2,941)	2,941	—
Accumulated deficit	(74,053)	(60,560)	(134,613)
Total stockholders’ (deficit) equity	(5,565)	(36,388)	(41,953)
Total liabilities and stockholders’ (deficit) equity	$158,877	$(5,802)	$153,075

The effect of the restatement on the previously filed consolidated statement of operations for the three months ended September 30, 2018 is as follows:

	Three Months ended September 30, 2018
($ in thousands, except per share data)	As Previously Reported	Adjustments	As Restated
	(unaudited)	(unaudited)	(unaudited)
Revenues, net of discounts	$92,224	$(3,387)	$88,837
Cost of revenues	76,311	(6,170)	70,141
Gross profit	15,913	2,783	18,696

Operating expenses
Compensation expense	9,283	11,038	20,321
Selling, general and administrative expenses	9,045	656	9,701
Amortization of intangible assets	938	—	938
Transaction expenses	—	—	—
Total operating expenses	19,266	11,694	30,960
Operating loss	(3,353)	(8,911)	(12,264)

Other (expenses) income
Interest expense	(2,140)	(74)	(2,214)
Amortization of deferred financing costs and debt discount	(4,318)	(4,059)	(8,377)
(Loss) on debt derivative liability	—	(2,627)	(2,627)
Gain on warrant liability	—	14,787	14,787
Other (expense) income, net	(572)	602	30
Loss on issuance of notes	—	(203)	(203)
Extinguishment loss	—	(1,485)	(1,485)
Financing costs	(1,374)	1,374	—
Total other (expenses) income, net	(8,404)	8,315	(89)
Loss before provision for income taxes	(11,757)	(596)	(12,353)
Provision for income taxes	268	366	634

Net loss	(12,025)	(962)	(12,987)
Preferred stock dividends	(20)	—	(20)
Net loss attributable to common shareholders	$(12,045)	$(962)	$(13,007)

Income per common share:
Basic and diluted	$(1.89)	$(0.12)	$(1.68)

Weighted average number of common shares outstanding
Basic and diluted	6,372,775	7,745,537	7,745,537

The effect of the restatement on the previously filed consolidated statement of operations for the nine months ended September 30, 2018 is as follows:

	Nine Months ended September 30, 2018
($ in thousands, except per share data)	As Previously Reported	Adjustments	As Restated
	(unaudited)	(unaudited)	(unaudited)
Revenues, net of discounts	$263,735	$(920)	$262,815
Cost of revenues	222,380	(3,567)	218,813
Gross profit	41,355	2,647	44,002

Operating expenses
Compensation expense -selling general and administrative	21,777	12,019	33,796
Selling, general and administrative expenses	19,653	2,524	22,177
Amortization of intangible assets	2,813	1	2,814
Loss on sale of asset	—	(14)	(14)
Transaction expenses	—	—	—
Total operating expenses	44,243	14,530	58,773
Operating loss	(2,888)	(11,883)	(14,771)

Other expenses
Interest expense	(5,942)	(267)	(6,209)
Amortization of deferred financing costs and debt discount	(13,688)	(9,959)	(23,647)
Gain on debt derivative liability	—	15,445	15,445
Gain on warrant liability	—	3,714	3,714
Other (expense) income, net	(2,316)	2,329	13
Loss on issuance of notes	—	(4,654)	(4,654)
Extinguishment gain	—	24,623	24,623
Financing costs	(10,187)	10,187	—
Total other expenses, net	(32,133)	41,418	9,285
Loss before provision for income taxes	(35,021)	29,535	(5,486)
Provision for income taxes	728	359	1,087

Net loss	(35,749)	29,176	(6,573)
Preferred stock dividends	(60)	—	(60)
Net loss attributable to common shareholders	$(35,809)	$29,176	$(6,633)

Loss per common share:
Basic and diluted	$(6.36)	$4.33	$(0.98)

Weighted average number of common shares outstanding
Basic and diluted	5,630,556	6,739,775	6,739,775

The effect of the restatement on the previously filed consolidated balance sheet for the period ended March 31, 2017 is as follows:

	As of March 31, 2017
($ in thousands, except per share data)	As Previously Reported	Adjustments	As Restated
	(unaudited)	(unaudited)	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2	$—	$2
Accounts receivable, net	9,985	(5,446)	4,539
Other current assets	3,649	(1,443)	2,206
Total current assets	13,636	(6,889)	6,747

Property and equipment, net	4,300	(25)	4,275
Total assets	17,936	(6,914)	11,022

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	2,332	(148)	2,184
Due to related party	190	(35)	155
Accrued expenses and other current liabilities	3,508	784	4,292
Convertible notes payable, net of original issue discount and deferred financing cost	—	175	175
Merchant credit agreements, net of original issue discount and deferred financing cost	—	36	36
Notes payable, current portion, net of original issue discount and deferred financing costs	5,431	3,754	9,185
Notes payable, related parties, current portion	791	35	826
Debt derivative liability	—	2,773	2,773
Warrant liability	3,357	5,060	8,417
Total current liabilities	15,609	12,434	28,043

Notes payable, non-current portion	7,300	(5,171)	2,129
Senior note payable, non-current portion, net of original issue discount and deferred financing costs	5,082	(1,113)	3,969
Total liabilities	27,991	6,150	34,141

Commitments and contingencies

Temporary equity:
Common stock; $0.001 par value, subject to put provision, 100,000,000 shares authorized and 444,275 shares issued and outstanding at March 31, 2017	437	—	437
Total temporary equity	437	—	437

Stockholders’ Equity (Deficit):
Preferred stock; $0.01 par value, 5,000,000 shares authorized:	—	—	—
Series A convertible preferred stock, $1,000 stated value, 4,500 shares designated and 500 shares issued and outstanding at March 31, 2017	—	—	—
Series A-1 convertible preferred stock, $1,000 stated value, 1,000 shares designated and 295 shares issued and outstanding at March 31, 2017	—	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized 3,536,096 shares issued and outstanding at March 31, 2017	88	(85)	3
Additional paid-in capital	17,484	6,648	24,132
Shares to be issued	615	—	615
Subscriptions receivable	(5,658)	5,658	—
Accumulated deficit	(23,021)	(25,285)	(48,306)
Total stockholders’ deficit	(10,492)	(13,064)	(23,556)
Total liabilities and stockholders’ deficit	$17,936	$(6,914)	$11,022

The effect of the restatement on the previously filed consolidated statement of operations for the three months ended March 31, 2017 is as follows:

	Three Months ended March 31, 2017
($ in thousands, except per share data)	As Previously Reported	Adjustments	As Restated
	(unaudited)	(unaudited)	(unaudited)
Revenues, net of discounts	$5,086	$357	$5,443
Cost of revenues	2,678	15	2,693
Gross profit	2,408	342	2,750

Operating expenses
Compensation expense	1,187	3,040	4,227
Selling, general and administrative expenses	1,187	(198)	989
Loss on sale of asset	—	(8)	(8)
Transaction expenses	11	189	200
Total operating expenses	2,385	3,023	5,408
Operating income (loss)	23	(2,681)	(2,658)

Other (expenses) income
Interest expense	(734)	(123)	(857)
Amortization of deferred financing costs and debt discount	(397)	(857)	(1,254)
Gain on debt derivative liability	—	97	97
Loss on warrant liability	(2,200)	(2,450)	(4,650)
Other (expense) income, net	(100)	156	56
Loss on issuance of notes	—	(3,085)	(3,085)
Financing costs	(563)	563	—
Total other expenses, net	(3,994)	(5,699)	(9,693)
Loss before provision for income taxes	(3,971)	(8,380)	(12,351)
Provision for income taxes	—	—	—

Net loss	(3,971)	(8,380)	(12,351)
Preferred stock dividends	(20)	—	(20)
Net loss attributable to common shareholders	$(3,991)	$(8,380)	$(12,371)

Loss per common share:		.
Basic and diluted	$(1.09)	$(2.53)	$(3.73)

Weighted average number of common shares outstanding
Basic and diluted	3,677,614	3,312,373	3,312,373

The effect of the restatement on the previously filed consolidated balance sheet for the period ended June 30, 2017 is as follows:

	As of June 30, 2017
($ in thousands, except per share data)	As Previously Reported	Adjustments	As Restated
	(unaudited)	(unaudited)	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,835	$—	$7,835
Accounts receivable, net	36,707	(1,705)	35,002
Costs and estimated earnings in excess of billings on uncompleted contract	5,966	(1,313)	4,653
Other current assets	6,736	(1,224)	5,512
Total current assets	57,244	(4,242)	53,002

Property and equipment, net	5,556	(106)	5,450
Intangible assets, net	29,320	—	29,320
Goodwill	46,922	9,790	56,712
Total assets	139,042	5,442	144,484

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	22,255	4,005	26,260
Billings in excess of costs and estimated earnings on uncompleted contracts	15,380	7,209	22,589
Due to related parties	154	(43)	111
Accrued expenses and other current liabilities	6,609	750	7,359
Convertible notes payable, net of original issue discount and deferred financing cost	—	813	813
Merchant credit agreement, net of original issue discount and deferred financing cost	—	57	57
Notes payable and capital leases, current portion, net of original issue discount and deferred financing costs	12,012	(7,753)	4,259
Notes payable, current portion, related party	791	7,293	8,084
Debt derivative liability	—	13,467	13,467
Warrant liability	2,336	24,874	27,210
Total current liabilities	59,537	50,672	110,209

Notes payable, non-current portion	46,981	(44,959)	2,022
Notes payable, non-current portion, related party	—	42,500	42,500
Senior note payable, non-current portion, net of original issue discount and deferred financing costs	19,951	(238)	19,713
Total liabilities	126,469	47,975	174,444

Commitments and contingencies

Stockholders’ Equity (Deficit):
Preferred stock; $0.01 par value, 5,000,000 shares authorized:	—	—	—
Series A convertible preferred stock, $1,000 stated value, 4,500 shares designated and 500 shares issued and outstanding at June 30, 2017	—	—	—
Series A-1 convertible preferred stock, $1,000 stated value, 1,000 shares designated and 295 shares issued and outstanding at June 30, 2017	—	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized and 5,208,185 shares issued and outstanding at June 30, 2017	130	(115)	15
Additional paid-in capital	43,011	7,104	50,115
Shares to be issued	2,201	550	2,751
Subscriptions receivable	(4,656)	4,656	—
Accumulated deficit	(28,113)	(54,728)	(82,841)
Total stockholders’ (deficit) equity	12,573	(42,533)	(29,960)
Total liabilities and stockholders’ (deficit) equity	$139,042	$5,442	$144,484

The effect of the restatement on the previously filed consolidated statement of operations for the three months ended June 30, 2017 is as follows:

	Three Months ended June 30, 2017
($ in thousands, except per share data)	As Previously Reported	Adjustments	As Restated
	(unaudited)	(unaudited)	(unaudited)
Revenues, net of discounts	$50,697	$(8,116)	$42,581
Cost of revenues	42,377	(9,051)	33,326
Gross profit	8,320	935	9,255

Operating expenses
Compensation expense	4,169	380	4,549
Selling, general and administrative expenses	4,000	14	4,014
Amortization of intangible assets	589	—	589
Loss on sale of asset	429	(801)	(372)
Transaction expenses	1,409	(1,154)	255
Total operating expenses	10,596	(1,561)	9,035
Operating (loss) income	(2,276)	2,496	220

Other (expenses) income
Interest expense	(1,793)	(131)	(1,924)
Amortization of deferred financing costs and debt discount	(1,934)	(1,743)	(3,677)
Gain on debt derivative liability	—	498	498
Gain (loss) on warrant liability	1,021	(8,684)	(7,663)
Other income, net	10	(1,390)	(1,380)
Loss on issuance of notes	—	(23,350)	(23,350)
Extinguishment gain	—	2,873	2,873
Total other expenses, net	(2,696)	(31,927)	(34,623)
Loss before provision for income taxes	(4,972)	(29,431)	(34,403)
Provision for income taxes	121	—	121

Net loss	(5,093)	(29,431)	(34,524)
Preferred stock dividends	(20)	—	(20)
Net loss attributable to common shareholders	$(5,113)	$(29,431)	$(34,544)

Loss per common share:		.
Basic and diluted	$(1.02)	$(6.15)	$(7.22)

Weighted average number of common shares outstanding
Basic and diluted	4,989,451	4,787,556	4,787,556

The effect of the restatement on the previously filed consolidated statement of operations for the six months ended June 30, 2017 is as follows:

	Six Months ended June 30, 2017
($ in thousands, except per share data)	As Previously Reported	Adjustments	As Restated
	(unaudited)	(unaudited)	(unaudited)
Revenues, net of discounts	$55,783	$(7,759)	$48,024
Cost of revenues	45,055	(9,036)	36,019
Gross profit	10,728	1,277	12,005

Operating expenses
Compensation expense	5,356	3,420	8,776
Selling, general and administrative expenses	5,188	(185)	5,003
Amortization of intangible assets	589	—	589
Loss on sale of asset	472	(852)	(380)
Transaction expenses	1,419	(964)	455
Total operating expenses	13,024	1,419	14,443
Operating loss	(2,296)	(142)	(2,438)

Other (expenses) income
Interest expense	(2,527)	(254)	(2,781)
Amortization of deferred financing costs and debt discount	(2,331)	(2,600)	(4,931)
Gain on conversion derivative liability	—	595	595
Loss on warrant derivative liability	(1,179)	(11,134)	(12,313)
Other expense, net	(46)	(1,278)	(1,324)
Loss on issuance of notes	—	(23,350)	(23,350)
Extinguishment loss	—	(212)	(212)
Financing costs	(563)	563	—
Total other expenses, net	(6,646)	(37,670)	(44,316)
Loss before provision for income taxes	(8,942)	(37,812)	(46,754)
Provision for income taxes	121	—	121

Net loss	(9,063)	(38,812)	(46,875)
Preferred stock dividends	(40)	—	(40)
Net loss attributable to common shareholders	$(9,103)	$(38,812)	$(46,915)

Loss per common share:
Basic and diluted	$(2.11)	$(9.33)	$(11.57)

Weighted average number of common shares outstanding
Basic and diluted	4,305,814	4,054,039	4,054,039

The effect of the restatement on the previously filed consolidated balance sheet for the period ended September 30, 2017 is as follows:

	As of September 30, 2017
($ in thousands, except per share data)	As Previously Reported	Adjustments	As Restated
	(unaudited)	(unaudited)	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,154	$—	$3,154
Accounts receivable, net	51,791	212	52,003
Costs and estimated earnings in excess of billings on uncompleted contract	6,773	1,035	7,808
Other current assets	7,727	(1,270)	6,457
Total current assets	69,445	(23)	69,422

Property and equipment, net	7,101	(130)	6,971
Intangible assets, net	26,306	—	26,306
Goodwill	46,922	9,790	56,712
Total assets	149,774	9,637	159,411

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	33,531	6,103	39,634
Billings in excess of costs and estimated earnings on uncompleted contracts	7,378	512	7,890
Due to related parties	343	(254)	89
Accrued expenses and other current liabilities	9,931	704	10,635
Convertible notes payable, net of original issue discount and deferred financing cost	—	1,818	1,818
Merchant credit agreement, net of original issue discount and deferred financing cost	—	482	482
Notes payable and capital leases, current portion, net of original issue discount and deferred financing costs	14,022	(9,713)	4,309
Notes payable, current portion, related parties	791	5,087	5,878
Debt derivative liability	—	36,482	36,482
Warrant liability	303	14,543	14,846
Total current liabilities	66,299	55,764	122,063

Notes payable, non-current portion	46,899	(45,013)	1,886
Notes payable, non-current portion, related party	—	42,500	42,500
Senior note payable, non-current portion, net of original issue discount and deferred financing costs	20,022	3,539	23,561
Total liabilities	133,220	56,790	190,010

Commitments and contingencies

Stockholders’ Equity (Deficit):
Preferred stock; $0.01 par value, 5,000,000 shares authorized:	—	—	—
Series A convertible preferred stock, $1,000 stated value, 4,500 shares designated and 500 shares issued and outstanding at September 30, 2017	—	—	—
Series A-1 convertible preferred stock, $1,000 stated value, 1,000 shares designated and 295 shares issued and outstanding at September 30, 2017	—	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized and 5,435,083 shares issued and outstanding at September 30, 2017	5	—	5
Additional paid-in capital	45,625	8,101	53,726
Shares to be issued	75	175	250
Subscriptions receivable	(3,588)	3,588	—
Accumulated deficit	(25,563)	(59,017)	(84,580)
Total stockholders’ (deficit) equity	16,554	(47,153)	(30,599)
Total liabilities and stockholders’ (deficit) equity	$149,774	$9,637	$159,411

The effect of the restatement on the previously filed consolidated statement of operations for the three months ended September 30, 2017 is as follows:

	Three Months ended September 30, 2017
($ in thousands, except per share data)	As Previously Reported	Adjustments	As Restated
	(unaudited)	(unaudited)	(unaudited)
Revenues, net of discounts	$79,083	$17,744	$96,827
Cost of revenues	63,553	9,498	73,051
Gross profit	15,530	8,246	23,776

Operating expenses
Compensation expense	5,312	716	6,028
Selling, general and administrative expenses	4,414	(1,605)	2,809
Amortization of intangible assets	768	—	768
Gain on sale of assets	—	(236)	(236)
Transaction expenses	246	—	246
Total operating expenses	10,740	(1,125)	9,615
Operating income	4,790	9,371	14,161

Other (expenses) income
Interest expense	(1,824)	(82)	(1,906)
Amortization of deferred financing costs and debt discount	(1,332)	(1,569)	(2,901)
Loss on debt derivative liability	—	(22,133)	(22,133)
Gain on warrant liability	2,033	10,398	12,431
Other (expense) income, net	(7)	301	294
Loss on issuance of notes	—	(911)	(911)
Extinguishment gain	—	190	190
Financing costs	(139)	139	—
Total other expenses, net	(1,269)	(13,667)	(14,936)
Loss before provision for income taxes	3,521	(4,296)	(775)
Provision for income taxes	972	1	973

Net loss	2,549	(4,297)	(1,748)
Preferred stock dividends	(20)	—	(20)
Net loss attributable to common shareholders	$2,529	$(4,297)	$(1,768)

Loss per common share:
Basic and diluted	$0.47	$(0.80)	$(0.33)

Weighted average number of common shares outstanding
Basic and diluted	5,367,208	5,367,966	5,367,966

The effect of the restatement on the previously filed consolidated statement of operations for the nine months ended September 30, 2017 is as follows:

	Nine Months ended September 30, 2017
($ in thousands, except per share data)	As Previously Reported	Adjustments	As Restated
	(unaudited)	(unaudited)	(unaudited)
Revenues, net of discounts	$134,866	$9,985	$144,851
Cost of revenues	108,608	462	109,070
Gross profit	26,258	9,523	35,781

Operating expenses
Compensation expense -selling general and administrative	10,668	4,136	14,804
Selling, general and administrative expenses	9,696	(1,884)	7,812
Amortization of intangible assets	1,358	—	1,358
Loss on sale of asset	376	(992)	(616)
Transaction expenses	1,666	(965)	701
Total operating expenses	23,764	295	24,059
Operating loss	2,494	9,228	11,722

Other expenses
Interest expense	(4,351)	(335)	(4,686)
Amortization of deferred financing costs and debt discount	(3,663)	(4,169)	(7,832)
Loss on debt derivative liability	—	(21,539)	(21,539)
Gain (loss) on warrant liability	854	(736)	118
Other (expense) income, net	(52)	(977)	(1,029)
Loss on issuance of notes	—	(24,262)	(24,262)
Extinguishment loss	—	(21)	(21)
Financing costs	(702)	702	—
Total other expenses, net	(7,914)	(51,337)	(59,251)
Loss before provision for income taxes	(5,420)	(42,109)	(47,529)
Provision for income taxes	1,093	1	1,094

Net loss	(6,513)	(42,110)	(48,623)
Preferred stock dividends	(60)	—	(60)
Net loss attributable to common shareholders	$(6,573)	$(42,110)	$(48,683)

Loss per common share:
Basic and diluted	$(1.40)	$(9.36)	$(10.83)

Weighted average number of common shares outstanding
Basic and diluted	4,699,369	4,496,828	4,496,828

NOTE 26. SUBSEQUENT EVENTS

Internal Investigation

In current reports on Form 8-K filed on March 11, 2019 and March 22, 2019, the Company disclosed that it had entered into certain securities purchase agreements (the “Purchase Agreements”) with certain investors (the “Investors”), which the Company sold an aggregate principal amount of $22,700 in convertible notes (the “Notes”) between January 2017 and January 2019. Approximately $9,800 of principal and interest had been converted into 5,186,306 shares of the Company’s Common Stock through March 19, 2019. These issuances were not supported by a listing application with the New York Stock Exchange (“Exchange’), which resulted in the Company receiving a public reprimand letter from the NYSE Regulation Staff of the Exchange on March 25, 2019. On March 22, 2019, the Company announced the initiation of an independent investigation (the “Investigation”) of these issuances and engaged K&L Gates LLP and Credibility International, LLC, an independent forensic accounting firm (together, the “Team”) to conduct the Investigation.

Scope of the Investigation

The Investigation focused primarily on the following areas: (i) whether prior management, including former Chief Executive Officer, (“former CEO”), Michael Palleschi, and former Chief Financial Officer (“former CFO”), David Lethem, had proper authorization to issue the Notes; (ii) whether the Company properly accounted for and disclosed certain expenses incurred by prior management; (iii) the use of personal credit cards by employees to pay routine Company expenses; (iv) whether the Company properly entered into and disclosed certain related party transactions (v) whether certain transactions were improperly reported to increase revenue; (vi) the payment of certain wage and salary amounts to employees; (vii) the Company’s interactions with its external auditors; and (viii) issues related to Mr. Palleschi’s compensation.

In connection with the Investigation, the Team visited the Company’s Naples, Florida office and collected hard copy documents, created images of electronic equipment belonging to various members of the prior management team, copied many folders from the Company’s SharePoint database, conducted multiple interviews with sixteen individuals, and collected and processed over four hundred thousand e-mails and documents.

Findings of the Investigation

The Team found the following:

1. Issuances of the Notes.

In numerous instances, prior FTE management, including Mr. Palleschi and Mr. Lethem, caused the Company to issue the Notes as well as other financings without proper Board authorization. Specifically, the Team found: (i) several issuances for which the supporting resolutions did not comply with Nevada state law and the Company’s bylaws; (ii) several issuances for which there were no Board resolutions; and (iii) several issuances for which the supporting resolutions had been falsified. Moreover, the prior management caused the Company to make incomplete disclosures about the Notes in its required SEC filings for fiscal year 2017 and the first three quarters of fiscal year 2018. Notably, because of the prior management, the Company did not disclose that each of the Notes contained a conversion feature that allowed the holders of the Notes to convert the debt into the Company’s Common Stock.

2. Reimbursement of Expenses and the Use of Personal Credit Cards for Business Expenses.

The Investigation revealed that prior management misused Company funds for personal expenses, including charter flights and automobile leases. The Team also found that prior management instructed FTE employees to charge FTE-related business expenses to their personal credit cards from 2018 forward. However, the Team found that the expenses charged pursuant to such instruction were largely business-related.

3. Related Party Transactions.

The Team found that prior management caused the Company to engage in numerous related party transactions, some of which were implemented to the Company’s detriment and were not disclosed properly or were not disclosed at all. Such transactions included loans provided to the Company by former officers and directors, as well as instances of deferred salary or deferred bonus pay. The Team identified transactions between the Company and former officers or directors, as well as between the Company and entities controlled by former officers or directors.

4. Revenue Recognition and Interaction with Auditors

The Team found that prior management caused the Company to improperly recognize revenue in 2016 and 2017. The revenue was recorded to unbilled Accounts Receivable and later written off in three separate transactions during 2018. The Team also found that members of prior management provided inaccurate and incomplete statements to the Company’s former independent registered public accounting firm, Marcum LLP, (“Marcum”) regarding the basis for recognizing the revenue.

5. Payment of Certain Wages, Salary Amounts and Payroll Expenses

The Team found that the Company’s former CEO, Mr. Palleschi, engaged in improper conduct in connection with his compensation including the following: (i) Mr. Palleschi, without proper authorization, caused the Company to amend his employment agreement, significantly increasing his salary and bonus pay; (ii) Mr. Palleschi, without proper authorization, caused the Company to grant him deferred compensation and to issue “demand notes,” which characterized the deferred compensation as debt of the Company owed to Mr. Palleschi, this mischaracterization resulted in the Company making three substantial wire transfers to Mr. Palleschi to pay him the amounts he was owed on the “demand notes; and (iii) Mr. Palleschi, without proper authorization, caused the Company to enter into a release agreement under which the Company agreed to pay amounts purportedly owed to Messrs. Palleschi and Lethem, in exchange for a mutual release. The Team also found that each of the payments noted above were made without the withholding of income taxes. In addition, the Team identified multiple instances where Messrs. Palleschi and Lethem made or attempted unsupported cash payments to themselves and certain family members, through direct wire transfers, PayPal and other means. Furthermore, the Team identified three instances in which the Company paid each of its employees through direct wire transfer rather than through its outside payroll processing firm. In each instance the Company wired the amount due, net of income taxes, but failed to remit payroll taxes.

Further to the findings of the Investigation as noted above, the Company also has found that former management created and distributed false and misleading documents to its internal accounting staff resulting in improper accounting for (i) convertible notes by removing certain language regarding conversion features and registration rights, (ii) revenue recognition by falsifying support for unbilled revenue, (iii) compensation and characterization of certain cash disbursements, (iv) related party transactions and (v) equity issuances which were later determined to be improperly authorized, and other issues. The Company also found that former management withheld requested documentation and similarly provided false and misleading documents to its former independent registered public accounting firm.

Remediation

The Company self-reported the matters raised in the Investigation to both the U.S. Securities and Exchange Commission (“SEC”) and the New York County District Attorney’s Office (“NYCDA”), and kept both agencies, along with the U.S. Attorney’s Office for the Southern District of New York (“SDNY”), updated on its progress throughout the Investigation. The Company continues to cooperate with all three agencies.

The Company has also taken numerous remedial actions in response to the findings of the Investigation. Most notably, the Company has made dramatic changes to its management team, completely replacing senior management, including Messrs. Palleschi and Lethem as well as the majority of its former Board of Directors. The Company has also restated its financial statements for fiscal year 2017 and the periods ended March 31, June 30 and September 30, 2018 and 2017, as discussed below. Among other things, the restatement corrects the improperly recognized revenue identified by the Investigation and account for the convertible feature of the Notes. In addition, the Company has taken significant steps to improve its policies and procedures and internal controls relating to, among other things, the following: (i) tracking, approving and disclosing all issuances of equity and debt; (ii) its expense reimbursement policy; and (iii) tracking, approving and disclosing related party transactions. See “Item 9A Controls and Procedures”.

Finally, to remedy deficiencies in its equity issuances, the Board of Directors held a total of four special meetings on April 29, May 7, May 8, and May 13, 2019, respectively, at which it reviewed all equity issuances and decided which issuances were (i) valid; (ii) noncompliant but should be ratified; (iii) noncompliant but would not be challenged; and (iv) noncompliant and should be nullified. As a result, certain issuances to convertible noteholders, current and former personnel and related parties were nullified. Additionally, the Company sent a letter to its shareholders, dated May 23, 2019, to notify them of noncompliant issuances that were approved and validated during the Board’s review.

Departure of Executive Officers

On January 17, 2019, Lynn Martin, the Company’s then-Chief Operating Officer, resigned from the Company, effective January 25, 2019.

On January 19, 2019, Michael Palleschi, was granted a temporary leave of absence by the Board. On May 11, 2019, Mr. Palleschi notified the Company of his resignation from the Company’s Board and as the Company’s CEO. On May 13, the Board accepted Mr. Palleschi’s resignation from the Board, without compensation and without a release, and terminated his employment as the Company’s CEO on May 13, 2019.

On January 19, 2019, Anthony Sirotka, the Company’s former Chief Administrative Officer, was appointed as the Company’s Interim CEO. On June 27, 2019, Mr. Sirotka was placed on administrative leave. Mr. Sirotka resigned on October 2, 2019.

On March 11, 2019, David Lethem, the former CFO, resigned from the Company, effective March 11, 2019.

Non-Reliance on Previously Issued Financial Statements

The Company announced on April 2, 2019, that the Audit Committee (“Audit Committee”) of FTE, following a communication by Marcum, LLP, the Company’s former registered independent public accounting firm, concluded that previously issued audited financial statements as of and for the year ended December 31, 2017, and interim reviews of the financial statements for the periods ended March 31, June 30, and September 30, 2018 and 2017, should no longer be relied upon. The conclusion to prevent future reliance on the aforementioned financial statements resulted from the determination that such financial statements failed to properly account for certain convertible notes and other potentially dilutive securities. Specifically, the Company identified a potential issue related to the accounting related to certain convertible notes and other potentially dilutive securities the Company issued in 2017, 2018, and during January of 2019.

On June 11, 2019, the Audit Committee, following a communication by Marcum, concluded that the Company’s previously issued audited financial statements as of and for the years ended December 31, 2017 and 2016 and completed interim reviews for the periods ended March 31, June 30, and September 30, 2018, 2017 and 2016 should no longer be relied upon. The conclusion on June 11, 2019 to add the aforementioned 2016 financial statements to those statements which should no longer be relied upon resulted from determinations made as part of the Company’s ongoing restatement effort that certain items, including revenues originally recognized in 2016, should no longer be recognized.

See Note 2 and Note 25 for the impacts on the financial statements for the years ended December 31, 2017 and 2016 as well as the impacts on the quarterly financial statements for the years ended December 31, 2018 and 2017.

Amendment No. 4 to Lateral Credit Agreement

On February 12, 2019, the Company and certain of its wholly-owned subsidiaries entered into Amendment No. 4 (the “Fourth Amendment”) to the credit agreement dated October 28, 2015, by and among Jus-Com, Inc., certain other Company subsidiaries, Lateral Juscom Feeder LLC (“Lateral”) and several lenders party thereto (together with Lateral, the “Lenders”) (as amended, the “Credit Agreement”). The Fourth Amendment provided for, among other things, $12,632 in delayed draw loans (the “Delayed Draw Term Loans”). The Delayed Draw Term Loans had a maturity date of March 31, 2019, and an interest rate of 12% and 4% of paid in kind interest, payable quarterly in arrears according to the terms of the Credit Agreement. In addition, the Company and the Lenders agreed to enter into a restructuring services agreement, in form and substance acceptable to the Lenders in their sole discretion, on or prior to February 28, 2019, which date was extended on several occasions by the parties. Lateral is controlled by Richard de Silva, who joined the Company’s Board of Directors on October 18, 2019

The Fourth Amendment also provided for (i) amendments to the employment agreements between Benchmark, our former principal operating subsidiary, and Fred Sacramone and Brian McMahon, the founders of Benchmark who sold Benchmark to the Company in April of 2017 (the “Benchmark Sellers”); (ii) the issuance of a promissory note to Fred Sacramone for cash received in the principal amount of $1,000 (the “Sacramone Bridge Note”), which note originally matured on March 31, 2019, and was subsequently amended and restated on July 2, 2020 to extend the maturity date to September 30, 2020, and for which Mr. Sacramone was issued 356,513 shares of Common Stock; (iii) the appointment of a finance transformation officer (who was acting in the capacity of Chief Financial Officer from January 23, 2019 through July 15, 2019); and (iv) the issuance of an aggregate of 1,698,580 shares of the Company’s Common Stock to the Lenders.

Restructuring of Lateral Credit Agreement and Designation of Series H Preferred Stock

On July 2, 2019, the Company completed the debt restructuring contemplated under the Fourth Amendment by entering into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”) among the Company, Lateral and several Lenders. The Company also amended and restated the Series A convertible notes (as amended, the “Series A Notes”), Series B promissory notes (as amended, the “Series B Notes”) issued to the Benchmark Sellers, and the Sacramone Bridge Note (together with the Series A Notes and the Series B Notes, the “Benchmark Notes”).

Amended and Restated Credit Agreement Summary

Pursuant to the Amended and Restated Credit Agreement, the Delayed Draw Term Loans, which were continued as super senior term loans with an aggregate outstanding balance of $12,900 (the “Super Senior Term Loans”) were amended to: (i) extend the maturity to September 30, 2020; (ii) amend the interest rate to 12% per annum payable in cash; (iii) add a 4% extension fee to the principal amount (subject to reduction); and (iv) provide for monthly amortization payments based on available cash flow. In addition, the existing term loans under the Credit Agreement, with an aggregate balance of approximately $37,900 (“Lateral’s Existing Term Loans”) were amended to: (i) extend the maturity to April 30, 2021; (ii) amend the interest rate to 12% per annum payable in cash; (iii) add a 4% extension fee to the principal amount thereof (subject to reduction); and (iv) include monthly amortization payments based on available cash flow.

As consideration for the Amended and Restated Credit Amendment, the Company issued to the Lenders 1,500,000 shares of the Company’s common stock and warrants (the “Warrants”) exercisable to purchase 3,173,731 shares of the Company’s common stock (collectively, the “Lender Securities”) with an initial exercise price of $3.00 per share. Pursuant to the terms of the Warrants, in the event the Super Senior Term Loans were not paid and satisfied by October 31, 2019, the exercise per share of half of the Warrants would be automatically reset to $0.01 and in the event the Super Senior Term Loans were not paid by December 31, 2019, the exercise per share of the other half of the Warrants would be automatically reset to $0.01. The Company also agreed that on December 31, 2019, the aggregate number of shares of the Company’s common stock issuable upon exercise of the Warrants would be automatically adjusted on December 31, 2019 such that that Lateral and its affiliates would beneficially own, in the aggregate, inclusive of all shares of common stock previously issued, 25% of the outstanding shares of the Company’s common stock on a fully-diluted basis, subject to certain exceptions.

As additional consideration for the Amended and Restated Credit Agreement, the Company and Lateral entered into a registration rights agreement (the “Registration Rights Agreement”) whereby the Company agreed to register the common stock issued to Lateral. The Company and Lateral also entered into an investor rights agreement (the “Investor Rights Agreement”) whereby the Company agreed that within sixty days of its execution, the Company would set the number of directors on its Board of Directors at seven and Lateral would be entitled to nominate one of such seven directors.

Series A Notes and Series B Notes & Designation of Series H Preferred Stock

The Series A Notes and Series B Notes were also amended to extend the maturity date to July 30, 2021 and to amend the interest rate to 8% per annum to be paid in kind until the borrowings under the Amended and Restated Credit Agreement were repaid in full. The Sacramone Bridge Note was amended to extend the maturity date to September 30, 2020, to capitalize the accrued interest as of July 2, 2019 and to provide for monthly cash interest payments. Additionally, all of the foregoing notes were amended to provide for monthly amortization payments based on available cash flow.

As consideration for amending and restating the Benchmark Notes, the Company entered into subscription agreements (the “Subscription Agreements”) pursuant to which it issued to the Benchmark Sellers an aggregate of 1,951 shares of the Company’s Series A Preferred Stock and 296 shares of the Company’s Series A-1 Preferred Stock (collectively, the “Series A Preferred”), which the Benchmark Sellers immediately exchanged, pursuant to exchange agreements (the “Exchange Agreements”), for an aggregate of 100 shares of a new series of preferred stock (the “Series H Preferred,” and together with the Series A Preferred, the “Preferred Stock”). The Series H Preferred had no dividend rights, no liquidation preference, was not convertible and had perpetual voting rights equivalent to 51% of the total number of votes that could be cast by all outstanding shares of capital stock of the Company.

Foreclosure by Senior Secured Lenders

During July 2019, the Company was notified that judgments had been entered against the Company in favor of six holders of the Company’s convertible notes in the state of New York. Certain of these convertible noteholders sought to levy against the bank account of the Company’s former subsidiary, Benchmark, and filed an order directing the Company to turn over all of the Company’s assets. The Company’s failure to satisfy, vacate or stay these judgments constituted an event of default under the Credit Agreement.

As a result, on October 10, 2019, the Company consented to a Proposal for Surrender of Collateral and Strict Foreclosure (the “Foreclosure Proposal”), from Lateral, Lateral Builders LLC (“Lateral Builders”) and Benchmark Holdings, LLC (“Benchmark Holdings” and together with Lateral Recovery LLC (“Lateral Recovery”), the (“Foreclosing Lenders”)), pursuant to which the Lenders took possession and ownership of the Subject Collateral (see below) by means of a strict foreclosure by the Foreclosing Lenders (the “Benchmark Foreclosure”).

Pursuant to the Foreclosure Proposal, the Company transferred; (i) to Benchmark Holdings all of its (a) equity interests in Benchmark, the Company’s principal operating subsidiary, and (b) cash on hand in excess of levels specified in the Foreclosure Proposal; and (ii) to Lateral Recovery, all of the Credit Parties’ interests in certain commercial tort litigation claims, fraud claims, and insurance claims as specified in the Foreclosure Proposal (collectively, the “Subject Collateral”).

Also pursuant to the Foreclosure Proposal, Benchmark transferred $3,000 of cash to the Company. Additionally, Benchmark agreed to make a monthly cash payment to the Company, in the amount of $300 per month (the “Working Capital Cash Payments”), for purposes of funding certain of the Company’s remaining obligations related to accounts payable, indebtedness for borrowed money, convertible note obligations and other matters specified in the Foreclosure Proposal (the “Remainder Obligations”). Working Capital Cash Payments were to continue until the earlier of (i) October 10, 2021, (ii) the repayment in full of the Remainder Obligations or (iii) the occurrence of a Working Capital Termination Event (as defined in the Foreclosure Proposal). The cash infusion and Working Capital Cash Payments provided the opportunity for the Company to receive total cash payments of up to $10,200 over the next 24 months. Benchmark made a total of two Working Capital Cash Payments to the Company—one in each of the months of November and December of 2019—for aggregate Working Capital Cash Payments of $600.

Benchmark Holdings, as the holder of the following of the Company’s obligations, absolutely and unconditionally released and forever discharged the Company and the other Credit Parties from certain indebtedness previously held by Niagara Nominee L.P. totaling $4,900, the Lateral’s Existing Term Loans totaling $42,300 and the Super Senior Term Loans totaling $13,500 as each such term is defined in the Credit Agreement. Accordingly, Lateral’s Existing Term Loans and the Super Senior Term Loans were deemed fully paid and satisfied.

Additionally, pursuant to an Agreement Regarding Debt and Series H Preferred Stock (the “Debt and Series H Agreement”), dated October 10, 2019, entered into between the Company and Fred Sacramone and Brian McMahon, Messrs. Sacramone and McMahon released the Company and its affiliates from (i) all obligations represented by the Sacramone Bridge Note per the Credit Agreement, which had an outstanding amount equal to approximately $1,000 and (ii) indebtedness represented by the Series B Notes in the amount of $19,000. As a result, the total amount remaining outstanding under the Series A Notes and Series B Notes was $28,000 (the “Remaining Indebtedness”) with a due date of December 31, 2019.

The total debt relief provided pursuant to the Foreclosure Proposal and the related agreements and arrangements equaled an aggregate of $80,700.

In accordance with the Debt and Series H Agreement, the Remaining Indebtedness was to be automatically released and discharged as of December 31, 2019 unless (i) on or before November 10, 2019, the Company entered into a business combination transaction that enabled the Company’s common stock to remain listed on the NYSE American Exchange or any other U.S. national securities exchange and (ii) such business combination transaction was consummated on or before December 31, 2019 (such transaction, a “Qualified Business Combination”). Additionally, the Debt and Series H Agreement also required Messrs. Sacramone and McMahon to sell their shares of Series H Preferred Stock to the Company for a nominal price in the event an agreement for a Qualified Business Combination was entered into on or before November 10, 2019, and such Qualified Business Combination was consummated on or before December 31, 2019.

On November 8, 2019, the Company and Messrs. Sacramone and McMahon entered into an amendment to the Debt and Series H Agreement, pursuant to which the parties agreed to extend the date by which an agreement for a Qualified Business Combination must be entered into from November 10, 2019 to December 31, 2019 and to extend the date by which a Qualified Business Combination must close from December 31, 2019 to February 28, 2020.

On December 23, 2019, the Company entered into a separate agreement with Messrs. Sacramone and McMahon pursuant to which the Company repurchased all outstanding shares of its Series H Preferred Stock from Messrs. Sacramone and McMahon for a payment of $1.00 per share, as a result of which no shares of Series H Preferred Stock remain outstanding.

The Remaining Indebtedness remains an unpaid and outstanding Company liability. As of December 31, 2019, the outstanding balance of the Remaining Indebtedness was $28,000 (subject to the adjustment described below).

In order to facilitate the continued inflow of additional cash infusions from Benchmark and other agreements pertaining to the Remaining Indebtedness, the Board also determined that, as result of the completion of the Vision Transaction, Benchmark would no longer be obligated to continue making Working Capital Cash Payments to the Company. On January 10, 2020, Benchmark loaned $300 to the Company with a maturity date of October 1, 2020 and an annual interest rate of 10%. Furthermore, on January 27, 2020, the Company issued two senior promissory notes to Benchmark, one in the principal amount of $4,129 and the other in the principal amount of $600 (collectively, the “Senior Notes”), each such note secured by all of the Company’s non-real estate assets. The $4,129 note, which matures on December 1, 2020 and has an interest rate of 10%, obligates the Company to repay all monies previously paid or transferred to the Company pursuant to the Foreclosure Proposal, including (i) $3,000 in cash; (ii) two Working Capital Cash Payments totaling $600; and (iii) approximately $500 in cash remaining in a Benchmark bank account, was issued in consideration of a $6,000 reduction to the $28,000 Remaining Indebtedness. The $600 note, which matures on December 1, 2020 and has an interest rate of 10%, was issued to evidence the loan received by Benchmark on January 10, 2020 in the principal amount of $300 and an additional $300 loan from Benchmark received on January 27, 2020. As of the date of this filing the Remaining Indebtedness is $22,000.

On May 1, 2020, the parties entered into a second amendment to the Debt and Series H Agreement (the “Second Amendment”) pursuant to which Messrs. Sacramone and McMahon agreed to release and forever discharge the Remaining Indebtedness on the date on which the NYSE American Exchange files a Form 25 with the Securities and Exchange Commission (the “SEC”), delisting the Company’s common stock (the “Termination Date”), provided that in no event shall the Termination Date be any sooner than July 1, 2020 or any later than October 1, 2020.

Appointment of New Board and Committee Members

On April 1, 2019, James E. Shiah was appointed to the Board, effective April 15, 2019. Mr. Shiah joined then-directors Luisa Ingargiola, Christopher Ferguson, Patrick O’Hare, Brad Mitchell, and Fred Sacramone.

On May 29, 2019, Ms. Ingargiola and Messrs. Ferguson, O’Hare, and Mitchell resigned from the Board.

Jeanne Kingsley and Stephen Berini were appointed to the Board, effective June 10, 2019. Ms. Kingsley and Mr. James Shiah were appointed to the Audit Committee, which committee Mr. Shiah chaired. Mr. Shiah was also appointed to the Company’s Compensation Committee and its Nominating and Corporate Governance Committee. On June 24, 2019, Richard Omanoff was appointed to the Board and to be chair of the Nominating and Corporate Governance Committee. Mr. Omanoff was joined by Irving Rothman, who was appointed to the Board, effective June 25, 2019 and was appointed to the Company’s Audit, Compensation, and Nominating and Corporate Governance Committee.

On September 16, 2019, Irving Rothman resigned from the Board, followed by James Shiah, Jeanne Kingsley, and Stephen Berini who all resigned from the Board effective October 9, 2019.

On October 18, 2019, concurrent with the resignation of Fred Sacramone and Richard Omanoff, the Board appointed Michael P. Beys, Joseph F. Cunningham, Jr., Richard de Silva and Peter Ghishan as directors. The Board determined that each of Messrs. Beys, Cunningham and Ghishan is “independent” under NYSE American listing standards and other governing laws and applicable regulations, including Rule 10A-3 under the Securities Exchange Act of 1934, as amended. Accordingly, Messrs. Cunningham and Ghishan were appointed to serve on the Audit Committee. Mr. Cunningham was appointed to serve as the chair of the Audit Committee and the Board determined that he was financially sophisticated as defined in the NYSE American governance standards. Messrs. Beys and Cunningham were appointed to serve on the Compensation Committee and Messrs. Beys and Ghishan were appointed to serve on the Nominating and Corporate Governance Committee.

Appointment of Interim CEO

On June 13, 2019, the Board of Directors appointed Fred Sacramone as the Company’s Co-Interim Chief Executive Officer. On June 27, 2019, the Board of Directors appointed Mr. Sacramone as the Company’s Interim Chief Executive Officer. Mr. Sacramone resigned on October 21, 2019, concurrent with the appointment of Stephen M. Goodwin.

Appointment of Interim CEO

On October 21, 2019, the Board of Directors appointed Stephen M. Goodwin as the Company’s Interim Chief Executive Officer. Mr. Goodwin replaced Fred Sacramone, who resigned concurrent with Mr. Goodwin’s appointment.

Appointment of Interim CEO

On December 11, 2019, the Board of Directors appointed Michael P. Beys as the Company’s Interim Chief Executive Officer. Mr. Beys replaced Stephen M. Goodwin, who resigned concurrent with Mr. Beys’s appointment. The Board of Directors appointed Mr. Goodwin as the Company’s Executive Vice President of Operations. Upon Mr. Beys’ appointment as Interim Chief Executive Officer, the Board of Directors determined that he no longer qualified as “independent” under NYSE American listing standards and applicable regulations, including Rule 10A-3 under the Securities Exchange Act of 1934, as amended. Accordingly, the Board of Directors replaced Mr. Beys on the Compensation Committee with Mr. Ghishan and replaced Mr. Beys on the Nominating and Corporate Governance Committee with Mr. Cunningham.

Suspension of Trading of Common Stock

During March 2019, the Company received a series of letters from the NYSE American concerning its failure to comply with various continued listing requirements under the NYSE American Company Guide. On December 17, 2019, the Company received a letter from the staff of NYSE Regulation (the “Staff”), on behalf of the Exchange, stating that it had determined to commence proceedings to delist the Company’s Common Stock from the Exchange because, according to the Exchange, the Company or its management had engaged in operations that, in the opinion of the Exchange, were contrary to the public interest. On December 17, 2019 at market close, the Company’s Common Stock was suspended from trading on the NYSE American Market. The Company appealed this determination to the NYSE Listing Qualifications Panel (the “Panel”) of the Exchange’s Committee for Review, and a hearing regarding the Company’s continued listing was held on February 13, 2020. On March 9, 2020, the NYSE Office of General Counsel notified the Company that the Panel had determined to affirm the Staff’s decision to delist the Company’s shares from NYSE. The Company has since initiated steps to seek review of and/or appeal the Panel’s determination.

As of the date of the filing of this report, the Company’s Common Stock was listed on the NYSE American Market under the symbol FTNW but continued to be suspended from trading. In the event the common stock is delisted from the NYSE American Market, the Company intends to pursue other opportunities to have the common stock traded on a stock market, which may include one of the trading platforms operated by OTC Markets Group or the over-the-counter market.

Acquisition of Vision Property Assets

On December 20, 2019, the Company entered into a purchase agreement (the “Vision Purchase Agreement”) with (i) US Home Rentals LLC, a Delaware limited liability company and direct wholly owned subsidiary of FTE (“Acquisition Sub”), (ii) the holders (the “Equity Sellers”) of 100% of the equity interests in entities owned by the Equity Sellers that collectively hold a real estate asset portfolio consisting of 3,184 rental homes located across the United States (the “Entities”), (iii) Vision Property Management, LLC, a South Carolina limited liability company (“Vision” and together with the Equity Sellers, the “Sellers”), and (iv) Alexander Szkaradek, in his capacity as the representative of the Sellers (the “Sellers’ Representative”). On December 30, 2019, the parties amended the Vision Purchase Agreement (the “Amendment”) in order to address certain changes to the Vision Purchase Agreement, including, among other things, to allow the $9,750 balance of the cash portion of the purchase price to be paid in cash or short-term promissory notes, and to reduce the Sellers’ indemnification deductible to $100. On December 30, 2019, the Company completed the acquisition of the Entities pursuant to the Vision Purchase Agreement, as amended.

Pursuant to the Vision Purchase Agreement, as amended, Acquisition Sub purchased (a) all of the equity interests in the Entities and (b) all of Vision’s assets that are related to its business, including certain assumed contracts and assumed intellectual property, excluding certain specified assets for aggregate consideration of $350,000, consisting of (i) $250 of cash; (ii) $9,750 in promissory notes payable on or before March 31, 2020 as extended by the forbearance period; (iii) the amount of outstanding indebtedness of the Entities, which is approximately $80,000, (iv) 4,222,474 shares of the Company’s Common Stock, par value $0.001, which the parties valued at $32,000 which the Company is obligated to issue, and (v) shares of a newly designated Series I Non-Convertible Preferred Stock having an aggregate stated value equal to $228,000 which the Company is obligated to issue.

Divestiture of CrossLayer, Inc.

On January 16, 2020, the Company entered into an asset purchase agreement (the “CrossLayer Purchase Agreement”) with CBFA Corporation, pursuant to which CBFA acquired approximately $73 in accounts payable and approximately $100 in long-term supplier contracts.

Appointment of Interim CFO

On May 5, 2020, the Board of Directors appointed Ernest J. Scheidemann as the Company’s Interim CFO and Principal Financial Officer. In connection with his appointment, Mr. Scheidemann and the Company intend to enter into an Interim CFO Services Agreement. Mr. Scheidemann is a Certified Public Accountant. He holds a Certified Global Management Accountant and Certified Financial Forensics designation issued from the American Institute of CPAs. Mr. Scheidemann received a BA in Accounting from William Paterson University and MBA in Finance and International Business from Seton Hall University.

Subsequent Debt and Equity Transactions

Merchant Account Agreements

During January to March 2019, the Company paid $8,804 in principal payments, $2,005 in debt settlement payments and recognized a $419 gain on debt settlement on the remaining eighteen merchant account agreements with outstanding principal balances of $11,228 as of December 31, 2018.

Convertible Notes Payable

During January 2019, the Company entered into three convertible notes payable, borrowing an aggregate of $618, net of original issuance discounts of $40 and deferred financing costs of $28. Additionally, as inducement, the Company issued a total of 35,056 shares of the Company’s common stock with a market value of $113,042 on the date of issuance.

On March 10, 2020, the Company entered into a Securities Purchase Agreement with GS Capital Partners, LLC (“GS Capital”), to purchase an aggregate of $1,800 principal amount of a 6% Convertible Redeemable Note (“Note”), with a $125 original issue discount for a net purchase price of $1,675. Additionally, the Company issued 185,000 shares of its common stock as debt commitment shares. Interest may be paid in cash or shares at the option of the Company and GS Capital at its option may convert any or all of the principal face amount of Note outstanding into shares of the Company’s common stock.

Between January 2019 and April 2020, the Company repaid $6,292 of convertible note principal in cash and issued a total of 3,123,548 shares of the Company’s common stock for the conversion of $3,036 in convertible debt principal and $57 in accrued interest.

Between April 2019 and October 2019, the Company entered into settlement agreements with 9 holders of 14 individual convertible notes with outstanding principal balances of $5,010 as of December 31, 2018. The agreements provide for various settlement terms to consolidate outstanding principal and interest, add interest and penalties, remove conversion features and set new repayment schedules, the last of which ends January 2021. As part of four of the convertible note settlement agreements, the Company issued a total of 353,202 shares of FTE common stock with a market value of $378,416 on the date of issuance.

Notes and Capital Leases Payable

During April 2019, The Company entered into an Agreement to Participate in Sales Proceeds in regard to a sale of certain equipment with underlying notes payable and capital lease obligations totaling $837, with a total net book value of $1,926 as of December 31, 2018. As a result of the agreement, the Company received cash of $276, repaid debt totaling $752 and recognized a loss on sale of assets of $390.

On February 20, 2019, Company signed a 22 -month term note (“Term Note”) with LeoGroup Private Investment Access, LLC (the “Noteholder”). The Term Note was for $5,000, payable in monthly installments over twenty- two months bearing interest at a rate of 22% per annum. The Term Note was personally guaranteed by Anthony Sirotka, the Company’s former interim Chief Executive Officer, and is secured by the assets of the Company, subject to any senior rights or claims by the Company’s senior secured lender.

In connection with the Term Note, the Company also agreed to issue 1,005,751 shares of the Company’s common stock to Niagara Nominee, LP (“Niagara”). Niagara was issued the Shares for its role as co-guarantor of the Term Note to the investors of the Noteholder. Niagara is an affiliate of Lateral, the Company’s senior secured lender.

Related Party Notes

On February 12, 2020, the Company issued a senior promissory note to Lateral SMA Agent, LLC in the principal amount of $800, consisting of approximately $550 in expenses and advances previously made by Lateral on behalf of the Company and an additional $250 loan from Lateral. The $800 note is secured by all of the Company’s non-real estate assets pursuant to a security agreement of even date therewith and has a maturity date of November 15, 2020 and an annual interest rate of 10%.

On February 27, 2020, the Company issued a senior promissory note to Lateral SMA Agent, LLC in the principal amount of $75 for working capital purposes. The note is secured by all of the Company’s non-real estate assets pursuant to a security agreement of even date therewith and has a maturity date of November 15, 2020 and an annual interest rate of 10%.

On March 4, 2020, Cobblestone Ventures, Inc., an entity controlled by Michael Beys, the Company’s interim CEO and a member the Board, loaned the Company $100 for working capital purposes, pursuant to a demand note at 5% per annum. The note, together with accrued interest, was repaid on March 16, 2020.

On March 5, 2020, Mr. Ghishan, a member of the Board, loaned the Company $30 for working capital purposes, pursuant to a demand note at 5% per annum. The note, together with accrued interest, was repaid on March 16, 2020.

On April 16, 2020, Cobblestone Ventures, Inc. an entity controlled by Michael Beys, the Company’s interim CEO and a member the Board, loaned the Company loaned the Company $100 for working capital purposes, pursuant to a demand note at 10% per annum. The note, together with accrued interest, was repaid on May 8, 2020.

On April 29, 2020, we issued a senior promissory note to Lateral SMA Agent, LLC in the principal amount of $200 for working capital purposes. The note is secured by all of the Company’s non-real estate assets pursuant to a security agreement and has a maturity date of November 15, 2020 and an annual interest rate of 10%. The note, together with accrued interest, was repaid on May 8, 2020.

Stock Issuances 2019

The Company issued 35,056 shares of common stock with a market value of $113 for inducement shares to certain convertible note holders.

The Company issued 3,123,548 shares of common stock with a market value of $6,534 for conversion shares to certain convertible note holders.

The Company issued 353,202 shares of common stock with a market value of $378 in settlements with certain convertible note holder

The Company issued shares 62,839 of common stock with a market value of $218 to employees.

The Company issued 356,513 shares of common stock with a market value of $613 to an employee for providing the Company with $1,000 bridge note on February 12, 2019.

The Company issued 1,698,580 shares of common stock with a market value of $2,922 to it Senior Lender in accordance with Amendment No. 4 to the Lateral Credit Agreement dated February 12, 2019.

The Company issued 1,005,751 shares of common stock with a market value of $1,960, to a co-guarantor on a term note issued on February 20, 2019.

The Company issued 1,500,000 shares of common stock with a market value of $1,588 to its Senior Lender in accordance with the Credit Agreement dated July 2, 2019.

The Company issued 505,724 shares of common stock with a market value of $534 to a co-guarantor in accordance with the Credit Agreement dated July 2, 2019.

The Company issued 160,000 shares of common stock to individual investors, which resulted in net proceeds to the Company of $1,138.

The Company issued 250,000 shares of common stock with a market value of $248 as settlement with our former board of directors.

119,593 shares of the Company’s common stock were returned to outstanding as part of a settlement agreement.

Stock Issuances 2020

The Company issued 4,193,684 shares of common stock as part of the Note Exchange with TTP8, see Item 13. Certain Relationship with Related Parties.

The Company issued 185,000 shares of common stock with market value of $278 to Convertible Note holder as debt commitment shares.

