Form 10-K
period 2019-12-31
FTE Networks, Inc.
filed 2020-11-05
CIK 1122063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number: 001-38322

FTE NETWORKS, INC.

(Exact name of registrant as specified in its charter)

Nevada	81-0438093
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

237 W. 35th St., Ste. 806, New York, NY 10001
(Address of principal executive offices)

Registrant’s telephone number, including area code: 1-800-320-1911

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [  ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “larger accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller Reporting Company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates as of June 30, 2019, was approximately $10.1 million.

On October 31, 2020, there were 25,572,148 shares of common stock outstanding.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes certain statements that may be deemed “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, all of which are based upon various estimates and assumptions that the Company believes to be reasonable as of the date hereof. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “seek,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of such terms or other comparable terminology. These statements involve risks and uncertainties that could cause the Company’s actual future outcomes to differ materially from those set forth in such statements. Such risks and uncertainties include, but are not limited to:

●	Our ability to maintain sufficient liquidity to continue operations;
●	Our ability to make payments on our indebtedness;
●	Our ability to raise capital on acceptable terms and conditions;
●	Difficulties in implementing uniform controls, procedures and policies in our single-family rental properties and real estate, or in remediating control deficiencies;
●	Our current insurance coverage may not be adequate, and we may be unable to obtain additional layers of coverage at acceptable rates;
●	Uncertainties relating to the long-term impact of COVID-19 on our business, operations and employees;
●	A significant slowdown or the continuing decline in economic conditions could adversely impact our results of operations;
●	Interruptions to our information systems and cyber security or data breaches;
●	Liabilities under laws and regulations protecting the environment;
●	Loss of key personnel and effective transition of new management;
●	Our ability to successfully implement our strategic initiatives and achieve their anticipated impact;
●	The impact of changes to the supply of value of and returns on single-family rental assets;
●	Our ability to successfully integrate our single-family rental property business into our corporate organization;
●	Our ability to successfully integrate newly acquired properties into our portfolio of single-family rental properties;
●	Changes in the market value of our single-family rental properties and real estate;
●	The impact of adverse real estate, mortgage or housing markets; and
●	The impact of adverse legislative, regulatory or tax changes.

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

Our Corporate History and Current Business

The Company was incorporated in the state of Nevada in May 2000. On March 13, 2014, following a series of mergers, acquisitions and business combinations, the Company changed its name from Beacon Enterprise Solutions Group, Inc. to FTE Networks, Inc.

Prior to October 2019, the Company was a provider of end-to-end design, construction management, build and support solutions for networks, data centers, residential, and commercial properties and services at Fortune 100/500 companies (our “Historical Business”). The Company’s primary activities included engineering, building, installation, maintenance and support solutions for state-of-the-art networks and commercial properties, including the following services: data-center infrastructure, fiber optics, wireless integration, network engineering, internet service provider, construction management and general contracting.

The Company had three operating subsidiaries (one of which is still an operating subsidiary):

(i)	Benchmark Builders, Inc. (“Benchmark”) was a leading full-service general construction management subsidiary that provided general contracting and construction management services on interior commercial spaces in the New York City market. As the primary operating subsidiary, Benchmark was divested in October 2019 as a result of a strict foreclosure by the Company’s senior creditors in exchange for the cancellation of the senior secured debt and other debt (the “Benchmark Foreclosure”), as discussed in detail in “Recent Developments – “Foreclosure by Senior Secured Lenders”.

(ii)	CrossLayer, Inc. (“CrossLayer”), the managed network provider subsidiary, was designed to equip commercial real estate property owners and businesses with custom platforms that enabled them to introduce and deliver managed network service to their tenants. In an effort to reduce operating losses, and in connection with a reoriented corporate strategy stemming from the Company’s acquisition of a large rental home portfolio (discussed in “Recent Developments – “Acquisition of Vision Property Assets”), FTE divested itself of CrossLayer’s assets on January 16, 2020.

(iii)	Jus-Com, Inc. (dba “FTE Network Services” or “Jus-Com”) is part of the Company’s core legacy business which focuses on telecommunications solutions in the wireline and wireless telecommunications industry. Jus-Com provided outside plant solutions (“OSP”), that included all forms and methods of connecting the nation’s telecommunications infrastructure, and inside plant operations (“ISP”) which consisted of cable rack, wiring build-outs, infrastructure build-outs and cable installation, among other things. Jus-Com’s OSP component was wound down in the first half of 2019; however, its ISP component remains an operating subsidiary.

On December 30, 2019, the Company, through its subsidiary US Home Rentals LLC, (“US Home Rental”) acquired a portfolio of approximately 3,200 rental home properties across the United States, and became a major owner, operator and investor of affordable rental housing in tier 3 and 4 markets.

The Company seeks to become a leading provider of affordable rental housing nationwide and with a focus on renovating its existing rental home portfolio and operating high quality single-family homes, which we expect will attract a strong resident base and yield long-term demand. The Company is continuing to evaluate real estate acquisitions with a view towards maximum portfolio optimization. The Company is headquartered in New York, New York.

RECENT DEVELOPMENTS

2019 Internal Investigation

During 2019, the Company launched an internal investigation into (among other things) the acts of certain members of former management who caused the issuance of approximately $22,700,000 in convertible notes and 5,186,306 shares of common stock to investors without the approval of the Company’s Board of Directors (the “Board”), as well as whether the Company properly accounted for and disclosed: (i) certain related party transactions, (ii) expenses by and compensation to members of prior management, and (iii) interactions with the Company’s former audit firm. Information about the scope of this investigation, including the findings of the investigation and the Company’s remedial actions, are more fully described in the Company’s Form 10-K for the fiscal year ended 2018 filed with the Securities and Exchange Commission (the “SEC”) on May 11, 2020. As of the date of this filing, the Company is continuing to cooperate with the SEC, the New York County District Attorney’s Office (“NYCDA”), and the U.S. Attorney’s Office for the Southern District of New York (“SDNY”) in their respective investigations into these matters.

Departure and Appointment of Executive Officers

Throughout 2019, the Company had a series of officer departures and interim appointments, including the resignation of its former Chief Financial Officer (“CFO”), David Lethem, on March 11, 2019 and the termination of its former Chief Executive Officer (“CEO”), Michael Palleschi, on May 13, 2019. There were several interim CEO appointments in 2019, culminating in the appointment of Michael P. Beys as interim CEO on December 11, 2019. Additionally, Ernest Scheidemann was appointed as the Company’s interim CFO on May 5, 2020. A complete list of the departures and interim officer appointments can be found in Item 10. “Directors, Executive Officers and Corporate Governance” of this Form 10-K.

On September 25, 2020, the Company entered into an executive employment agreement with Munish Bansal to serve as the Chief Executive Officer of the Company’s wholly-owned subsidiary, US Home Rentals, effective September 28, 2020 (the “Employment Agreement”). Pursuant to the Employment Agreement, Mr. Bansal will transition to the role of Chief Executive Officer of the Company following the resumption of trading of the Company’s common stock on an over-the-counter market. Michael P. Beys will continue to serve as the Company’s interim Chief Executive Officer until such time. There is currently no trading market for the Company’s common stock and there can be no assurance that trading in the Company’s common stock will resume.

Departure and Appointment of Board Members

The composition of the Company’s Board of Directors (the “Board”) also underwent several changes in 2019. Luisa Ingargiola, Christopher Ferguson, Patrick O’Hare, and Brad Mitchell resigned on May 29, 2019. Fred Sacramone remained on the Board at that time and was joined by James E. Shiah, Jeanne Kingsley, Stephen Berini, Irving Rothman, and Richard Omanoff between April 2019 and June 2019. All of these Board members subsequently resigned in October 2019 and were replaced with the Company’s current Board, which, as of the date of this filing consists of Michael P. Beys, Joseph F. Cunningham, Jr., Richard de Silva, and Peter Ghishan.

Restatement of Previously Issued Financial Statements

The Company issued two announcements on April 2, 2019 and June 11, 2019 in which it disclosed that the Audit Committee (the “Audit Committee”), following a communication with Marcum, LLP, its former registered independent public accounting firm, concluded that the Company’s previously issued audited financial statements as of and for the years ended December 31, 2017 and 2016 and completed interim reviews for the periods ended March 31, June 30, and September 30, 2018, 2017 and 2016 should no longer be relied upon.

The Company completed its restatement of the subject financial statements and filed its restatement as part of its annual report for the fiscal year ended December 31, 2018 with the SEC on May 11, 2020.

Amendment and Cancelation of Senior Credit Facility

Amendment No. 4 to Lateral Credit Agreement

On February 12, 2019, the Company entered into Amendment No. 4 (the “Fourth Amendment”) to the credit agreement dated October 28, 2015, by and among Jus-Com, Inc., certain other Company subsidiaries, Lateral Juscom Feeder LLC (“Lateral”) and several lenders party thereto (together with Lateral, the “Lenders”) (as amended, the “Credit Agreement”). The Fourth Amendment provided for, among other things, $12,632,000 in delayed draw loans (the “Delayed Draw Term Loans”). The Delayed Draw Term Loans had a maturity date of March 31, 2019, and an interest rate of 12% payable quarterly in arrears according to the terms of the Credit Agreement and 4% of paid in kind interest. In addition, the Company and the Lenders agreed to enter into a restructuring services agreement. Lateral is controlled by Richard de Silva, who joined the Company’s Board of Directors on October 18, 2019.

The Fourth Amendment also provided for (i) amendments to the employment agreements between Benchmark, our former principal operating subsidiary, and Fred Sacramone and Brian McMahon, the principals of Benchmark who sold Benchmark to the Company in April of 2017 (the “Benchmark Sellers”); (ii) the issuance of a promissory note to Fred Sacramone for cash received in the principal amount of $1,000,000 (the “Sacramone Bridge Note”), which note originally matured on March 31, 2019, and was subsequently amended and restated on July 2, 2019 to extend the maturity date to September 30, 2020, and for which Mr. Sacramone was issued 356,513 shares of the Company’s common stock; (iii) the appointment of a finance transformation officer (who was acting in the capacity of Chief Financial Officer from January 23, 2019 through July 15, 2019); and (iv) the issuance of an aggregate of 1,698,580 shares of the Company’s common stock to the Lenders. During 2019, Mr. Sacramone served as Interim Chief Executive Officer and as a director of the Company.

Restructuring of Lateral Credit Agreement and Designation of Series H Preferred Stock

On July 2, 2019, the Company completed the debt restructuring contemplated under the Fourth Amendment by entering into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”) among the Company, Lateral and several Lenders. The Company also amended and restated the Series A convertible notes (as amended, the “Series A Notes”) and the Series B promissory notes (as amended, the “Series B Notes”) issued to the Benchmark Sellers, and the Sacramone Bridge Note (together with the Series A Notes and the Series B Notes, the “Benchmark Notes”).

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

As consideration for the Amended and Restated Credit Amendment, the Company issued to the Lenders 1,500,000 shares of the Company’s common stock and warrants (the “Warrants”) exercisable to purchase 3,173,731 shares of the Company’s common stock (collectively, the “Lender Securities”) with an initial exercise price of $3.00 per share. Pursuant to the terms of the Warrants, in the event the Super Senior Term Loans were not paid and satisfied by October 31, 2019, the exercise per share of half of the Warrants would be automatically reset to $0.01 and in the event the Super Senior Term Loans were not paid by December 31, 2019, the exercise per share of the other half of the Warrants would be automatically reset to $0.01. The Company also agreed that on December 31, 2019, the aggregate number of shares of the Company’s common stock issuable upon exercise of the Warrants would be automatically adjusted on December 31, 2019 such that Lateral and its affiliates would beneficially own, in the aggregate, inclusive of all shares of the Company’s common stock previously issued, 25% of the outstanding shares of the Company’s common stock on a fully-diluted basis as of December 31, 2019, subject to certain exceptions.

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

Series A Notes and Series B Notes and Designation of Series H Preferred Stock

In July 2019, the Series A Notes and Series B Notes were also amended to extend the maturity date to July 30, 2021 and to amend the interest rate to 8% per annum to be paid in kind until the borrowings under the Amended and Restated Credit Agreement were repaid in full. At the same time the Sacramone Bridge Note was amended to extend the maturity date to September 30, 2020, to capitalize the accrued interest as of July 2, 2019 and to provide for monthly cash interest payments. Additionally, all of the foregoing notes were amended to provide for monthly amortization payments based on available cash flow.

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

As a result, on October 10, 2019, the Company consented to a Proposal for Surrender of Collateral and Strict Foreclosure (the “Foreclosure Proposal”), from Lateral, Lateral Builders LLC (“Lateral Builders”) and Benchmark Holdings, LLC (“Benchmark Holdings” and together with Lateral Recovery LLC (“Lateral Recovery”), the (“Foreclosing Lenders”)), pursuant to which the Foreclosing Lenders took possession and ownership of the Subject Collateral (see below) by means of a strict foreclosure by the Foreclosing Lenders (the “Benchmark Foreclosure”).

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

Additionally, pursuant to an Agreement Regarding Debt and Series H Preferred Stock (the “Debt and Series H Agreement”), entered into October 10, 2019, between the Company and Fred Sacramone and Brian McMahon, Messrs. Sacramone and McMahon released the Company and its affiliates from (i) all obligations represented by the Sacramone Bridge Note per the Credit Agreement, which had an outstanding amount equal to approximately $1,030,000 and (ii) indebtedness represented by the Series B Notes in the amount of $18,982,640. As a result, the total amount remaining outstanding under the Series A Notes and Series B Notes was $28,895,711 (the “Remaining Indebtedness”) with a due date of December 31, 2019.

The total debt relief provided pursuant to the Foreclosure Proposal and the related agreements and arrangements equaled an aggregate of $81,065,348.

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

On November 8, 2019, the Company and Messrs. Sacramone and McMahon entered into an amendment to the Debt and Series H Agreement, extending the date by which an agreement for a Qualified Business Combination must be entered into from November 10, 2019 to December 31, 2019 and extending the date by which a Qualified Business Combination must close from December 31, 2019 to February 28, 2020.

On December 23, 2019, the Company entered into separate agreements with Messrs. Sacramone and McMahon pursuant to which the Company repurchased all outstanding shares of Series H Preferred Stock from Messrs. Sacramone and McMahon for a payment of $1.00 per share, as a result of which no shares of Series H Preferred Stock remain outstanding.

In January 2020, in order to facilitate the continued inflow of additional cash infusions from Benchmark pertaining to the Remaining Indebtedness (as further explained below), the Board determined that, as result of the completion of the Rental Home Portfolio Asset Purchase, Benchmark would no longer be obligated to continue making Working Capital Cash Payments to the Company. On January 10, 2020, Benchmark loaned $300,000 to the Company with a maturity date of October 1, 2020 and an annual interest rate of 10%. Shortly thereafter, on January 27, 2020, the Company issued two senior promissory notes to Benchmark, one in the principal amount of $4,129,000 and the other in the principal amount of $600,000 (collectively, the “Senior Notes”), each such note is secured by all of the Company’s non-real estate assets. The $4,129,000 note was issued in consideration of an additional $6,000,000 reduction to the $28,895,711 Remaining Indebtedness, provided for a maturity date of December 1, 2020, bore interest at an annual rate of 10% and obligated the Company to repay all monies previously paid or transferred to the Company pursuant to the Foreclosure Proposal, including (i) $3,000,000 in cash; (ii) two Working Capital Cash Payments totaling $600,000; and (iii) approximately $529,000 in cash remaining in a Benchmark bank account. The $600,000 note, which matures on December 1, 2020 and has an interest rate of 10%, was issued to evidence the loan received by Benchmark on January 10, 2020 in the principal amount of $300,000 and an additional $300,000 loan from Benchmark received on January 27, 2020. In summary, the Company issued promissory notes to Benchmark totaling $4,729,000 and released Benchmark from the obligation to make an additional $6,600,000 in Working Capital Cash Payments in exchange for a $6,000,000 reduction in the Remaining Indebtedness.

On May 1, 2020, the parties entered into a second amendment to the Debt and Series H Agreement (the “Second Amendment”) pursuant to which Messrs. Sacramone and McMahon agreed to release and forever discharge the Remaining Indebtedness on the date on which the NYSE American Exchange files a Form 25 with the Securities and Exchange Commission (the “SEC”), delisting the Company’s common stock (the “Termination Date”), provided that in no event shall the Termination Date be any sooner than July 1, 2020 or any later than October 1, 2020. The NYSE American Exchange filed a Form 25 with the SEC delisting the Company’s common stock on May 21, 2020. Accordingly, the Remaining Indebtedness was released and discharged effective as of July 1, 2020.

Acquisition of Rental Home Portfolio

On December 20, 2019, the Company entered into a purchase agreement (the “Rental Home Portfolio Asset Purchase Agreement”) with (i) US Home Rentals, (ii) the holders (the “Equity Sellers”) of 100% of the equity interests in entities owned by the Equity Sellers that collectively hold a real estate asset portfolio consisting of approximately 3,200 rental homes located across the United States (the “Entities”), (iii) Vision Property Management, LLC, a South Carolina limited liability company (“Vision” and together with the Equity Sellers, the “Rental Home Portfolio Sellers”), and (iv) Alexander Szkaradek, in his capacity as the representative of the Rental Home Portfolio Sellers (the “Sellers’ Representative”). On December 30, 2019, the parties amended the Rental Home Portfolio Asset Purchase Agreement (the “Amendment”) in order to address certain changes to the Rental Home Portfolio Asset Purchase Agreement, including, among other things, to allow the $9,750,000 balance of the cash portion of the purchase price to be paid in short-term promissory notes(resulting in the issuance of a $4,875,000 note to Alex Szkaradek and a $4,875,000 note to Antoni Szkaradek (collectively, the “Szkaradek Notes”) , and to reduce the Rental Home Portfolio Sellers’ indemnification deductible to $100,000. On December 30, 2019, the Company completed the acquisition of the Entities pursuant to the Rental Home Portfolio Asset Purchase Agreement, as amended.

Pursuant to the Rental Home Portfolio Asset Purchase Agreement, as amended, US Homes Rentals LLC purchased (a) all of the equity interests in the Entities and (b) all of Vision’s assets that are related to its business, including certain assumed contracts and assumed intellectual property, excluding certain specified assets, for aggregate consideration of $350,000,000, consisting of (i) $250,000 of cash; (ii) $9,750,000 in promissory notes, payable on or before January 31, 2020, which date was extended to March 31, 2020 pursuant to a 60-day forbearance that was included in the promissory notes; (iii) the amount of outstanding indebtedness of the Entities, which was calculated at approximately $80,000,000; (iv) 4,222,474 shares of the Company’s common stock, par value $0.001, which the parties valued at $32,000,000; and (v) shares of a newly designated Series I Non-Convertible Preferred Stock having an aggregate stated value equal to 228,000,000, which is subject to adjustment. See Part II Item 8, Financial Statements and Supplementary Data, Note 3 “Asset Acquisition”

Divestiture of CrossLayer, Inc.

On January 16, 2020, the Company entered into an asset purchase agreement (the “CrossLayer Purchase Agreement”) with CBFA Corporation, pursuant to which CBFA acquired the customer agreements which were of nominal value and largely cancelable without penalty, in exchange for agreeing to perform all of CrossLayer’s obligations under those agreements plus the assumption of approximately $73,000 in accounts payable and approximately $100,000 in long-term supplier contracts.

Delisting of Common Stock from the NYSE American Exchange

During 2019, the Company received a series of letters from the NYSE American concerning the Company’s failure to comply with various continued listing requirements under the NYSE American Company Guide. On December 17, 2019, as a result of a calculation error resulting in the issuance of more than 20% of the Company’s outstanding common stock without the requisite shareholder approval, the staff of NYSE Regulation (the “Staff”) notified the Company of its determination to initiate proceedings to delist the Company’s common stock from the Exchange and suspended trading of the Company’s common stock on the same day, citing public interest reasons.

The Company challenged the Staff’s decision as unfairly punitive in relation to the Company’s mistake, especially given that the Company took prompt and effective remedial actions to undo the issuance, rescinded the underlying agreement, and established new controls around the issuance of stock. Despite the Company’s efforts and repeated requests for reconsideration, and after exhausting multiple levels of appeal, on May 21, 2020, the Staff filed a Form 25 with the SEC to remove the Company’s common stock from listing and registration on the Exchange. The delisting became effective 10 days following the date of the Staff’s filing.

As of the date of the filing, the Company’s common stock is not quoted or trading on any stock market. The Company solicited the assistance of a prospective market maker who has expressed interest in sponsoring the Company’s Form 211 application with FINRA (subject to completing their due diligence) which would enable the Company’s common stock to resume trading on a trading platform operated by OTC Markets Group.

Notice of Default from Inmost Partners LLC

On July 1, 2020, the Company received a written notice of default (the “Notice of Default”) from Inmost Partners LLC in its capacity as Noteholder Agent (“Inmost”) to issuer noteholders who, collectively, hold approximately $51,564,000 in secured notes that the Company assumed from the Rental Home Portfolio Sellers in connection with the Rental Home Portfolio Asset Purchase Agreement. Inmost asserted that certain events of default had occurred with respect to certain Note Issuance and Purchase Agreements each dated as of July 10, 2017 by and among, inter alia, certain Entities acquired by the Company, Inmost, and issuer noteholders named therein (the “Note Purchase Agreements”). Specifically, Inmost claimed that the Company (i) failed to satisfy the loan-to-value test (the “LTV Test”) as defined in the Note Purchase Agreements and (ii) failed to obtain consent from the Noteholder Agent before transferring the equity interests of certain Entities to US Home Rentals LLC (the “Equity Interest Transfer”) pursuant to the Rental Home Portfolio Asset Purchase Agreement. The Notice of Default also included certain demands by Inmost for additional capital contributions by the Company and Alex and Antoni Szkaradek (the “Guarantors”).

As of the date of this filing, the Company has cured the defaults associated with the LTV Test. Additionally, on November 3, 2020, Inmost granted its consent to the Equity Interest Transfer and rescinded the Default Notice in exchange for (i) a new guaranty agreement under which FTE Networks, Inc. and US Home Rentals LLC will jointly and severally guarantee the obligations of certain Entities under the Note Purchase Agreements, (ii) amendments to the Limited Liability Company Agreements for each of the subject Entities to provide for the appointment of a second manager of Noteholder Agent’s choosing, and (iii) amendments to the Note Purchase Agreements.

DLP Financing

On August 26, 2020, certain wholly-owned subsidiaries (collectively, the “Borrowers”) of US Home Rentals entered into seven separate loan agreements as part of a tranche of financing with DLP Lending Fund, LLC (the “Lender”) (each a “Loan Agreement” and collectively, the Loan Agreements”). The Lender had previously loaned an aggregate of $21,184,906 to the Equity Sellers. Pursuant to the Loan Agreements, the Borrowers issued promissory notes in the aggregate principal amount of approximately $23,453,699 (the “DLP Tranche”). Proceeds from the DLP Tranche were used to refinance certain of the Borrower’s properties, pay outstanding property taxes, and other costs and expenses incurred in connection with the Loan Agreements. The Company did not receive any proceeds from the financing.

The Borrowers’ obligations to pay principal, interest and other amounts under the DLP Tranche are evidenced by promissory notes executed by the Borrowers as of August 26, 2020 (each a “Note” and collectively, the “Notes”). Each Note is secured by a first priority lien mortgage on certain of the Borrowers’ properties (the “Mortgaged Properties”) and confessions of judgment. Each Note will mature on August 31, 2021, subject to one-year extensions at the Borrowers’ option and other conditions. The Borrowers may prepay the outstanding loan amount in whole or in part by written notice of such prepayment to Lender, subject to certain conditions. The Company also executed certain Environmental Indemnity Agreements and certain Guaranty Agreements in connection with each Loan Agreement in favor of the Lenders pursuant to which the Company and Guarantors agreed to indemnify the Lenders for certain environmental risks and guaranty the Borrowers’ obligations under the Loan Agreements.

Employees

As of October 31, 2020, the Company, together with its subsidiaries, has 66 full-time employees and contractor staff and no part-time employees. The number of employees and job-site contractors varies according to the level of the Company’s work in progress. The Company maintains a nucleus of technical and managerial personnel to supervise all projects and adds employees and job-site contractors as needed to complete specific projects.

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

The Company makes available, free of charge on its website, the Company’s Annual Report on Form 10-K, Quarterly Reports on Forms 10-Q, Current Reports on Forms 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as practicable after we electronically file these documents with, or furnish them to, the SEC. These documents may be accessed through the Company’s website at www.ftenetworks.com under “Investor Relations.” The information posted or linked on the website is not part of this report. The Company also makes its Annual Report available in printed form upon request at no charge. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding FTE Networks and other issuers that file electronically with the SEC.

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

Risks Related to Our Financial Results, Financing Plans and Indebtedness

We have limited capital resources , and we will need additional funds in order to continue as a viable enterprise. There is no guarantee that we will be able to generate those funds from our business operations.

As of December 31, 2019, the Company had $93,561,120, in negative working capital and $789,390 in cash and cash equivalents. The Company has limited capital resources following a strict foreclosure of the Company’s equity interests in Benchmark (among other assets), our former primary operating subsidiary, by the Company’s senior lenders (See “Recent Developments – “Foreclosure by Senior Secured Lenders”). As a result, the Company currently conducts operations through two subsidiaries, US Home Rentals and Jus-Com, Inc. .

As of October 31, 2020, the Company had $73,870 in cash and cash equivalents. As of the date of this filing, our cash and cash equivalents are insufficient to sustain operations in the near term. We have substantial cash requirements, which consist of payment obligations under existing indebtedness, settlement agreements for indebtedness to third parties incurred by former management, promissory notes issued as part of the purchase consideration for the Rental Home Portfolio Asset Purchase, indebtedness secured by the real estate properties we acquired in the Rental Home Portfolio Asset Purchase, payroll, and other corporate expenses.

Our ability to conduct equity financings has been hampered by, among other things, our delinquent Exchange Act reports, leaving us with very limited financing options. Currently, our primary sources of cash have been from short-term bridge loans and debt financings. The uncertainty as to the severity and duration of the COVID-19 pandemic (which has led to disruption and volatility in the financial and real estate markets) has also weakened our short-term financing prospects. We are continuing to negotiate extensions and/or forbearances with debt holders and critical vendors with significant outstanding payables; however, there is no assurance that these efforts will be met with success or that we will obtain financing to support our daily operations in the near term.

We applied for loans under the Paycheck Protection Program (“PPP”) and the Economic Injury Disaster Loan program (“EIDL”) pursuant to the CARES Act through the U.S. Small Business Association programs and received net proceeds of $979,316 in May 2020 under the PPP and $150,000 in June of 2020 under the EIDL program. We are also continuing to explore and pursue various types of financing alternatives, including financings that leverage unencumbered properties in our real estate portfolio. We believe our debt and equity financing prospects will improve once we are current in our Exchange Act filings and we are able to resume trading on a national stock exchange or on an over-the-counter market, although no assurances can be provided in that regard either. And while we believe in the viability of our strategy to increase revenues and raise additional funds, we are unable to predict the continued impact of COVID-19 on our operations and liquidity, and depending on the magnitude and duration of the COVID-19 pandemic, such impact may be material.

If we are required to repay our outstanding notes and settlement agreements, we would need to raise additional funds. Failure to repay our notes could subject us to legal action, including, but not limited to, judgments being entered against us.

We entered into settlement agreements with certain holders of convertible notes, whose notes were deemed to have been issued without the requisite corporate authorization following the findings of the independent investigation announced on June 13, 2019 (See Item 1 Business, Recent Development “Internal Investigation”). Of the noteholders with whom we were unable to reach settlement terms, six filed purported confessions of judgment. We have since entered into settlement agreements with all holders of judgments previously entered against us, which require us to make monthly payments in accordance with respective payout schedules. Throughout 2019, we were successful in negotiating several forbearances/deferrals on certain of the monthly payments owed in connection with these settlement agreements. As a result of our persistent liquidity constraints, we have not secured additional forbearances for approximately $1,294,262 past due and owing payments under these settlement agreements. As of the date of this filing, there is an aggregate balance owing of approximately $5,135,142 to these noteholders . The noteholders of the obligations currently past due, or those that become past due as a result of our inability to resume our payout schedules or secure the necessary forbearances, could commence legal action against us to recover the amounts due, including filing confessions of judgment and attaching them to our bank accounts. Any such action would restrict our ability to conduct business and would have an adverse effect on our financial condition and results of operations.

Additionally, we issued $9,750,000 of promissory notes payable to the Szkaradeks’ as part of the purchase consideration for the Rental Home Portfolio Asset Purchase , which were payable in full on March 31, 2020. As of the date of this filing, we have made some payments for the account of the Szkaradeks’ which could result in decreasing the outstanding balance of the Szkaradek Notes; however, we have been unable to repay the Szkaradek Notes in full by their stated maturity date. We have subsequently received forbearance agreements for the Szkaradek Notes extending the maturity date through January 1, 2021. We are actively pursuing multiple potential sources of additional debt and equity capital to fund repayment of the Szkaradek Notes. There is, however, no assurance that we will be successful in securing suitable financing. The Szkaradeks’ may seek to enforce their rights under the Szkaradek Notes through the judicial process, which would have a material adverse effect on our results of operations and financial condition.

Our current insurance coverage may not be adequate: insurance premiums for such coverage have increased and may continue to increase and we may not be able to obtain insurance at acceptable rates, or at all.

In light of substantial increases in premiums payable for Directors and Officers insurance coverage, we have chosen to reduce coverage limits. These insurance policies may not be adequate to protect us from liabilities that we incur in our business. In addition, in the future our insurance premiums may increase, and we may not be able to obtain similar levels of insurance on reasonable terms, or at all. Any such inadequacy of, or inability to obtain insurance coverage could have a material adverse effect on our business, financial condition and results of operations.

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

To address these risks, we must, among other things:

●	obtain equity or debt financing on satisfactory terms and in timely fashion in amounts adequate to implement our business plan and meet our obligations.

●	implement and successfully execute our business and marketing strategy;

●	respond to industry and competitive developments; and

●	attract, retain, and motivate qualified personnel.

We may not be successful in addressing these risks and if we do not, our business prospects, financial condition and results of operations would be materially adversely affected.

Debt financing agreements we enter may contain a number of restrictive covenants which will limit our ability to finance future operations, acquisitions or capital needs or engage in other business activities that may be in our interest.

If Company needs additional liquidity through debt financing; however, any related credit arrangements and indentures may contain a number of significant covenants that could impose operating and other restrictions on us and our subsidiaries. Such restrictions could affect, and in many respects could limit or prohibit, among other things, our ability and the ability of some of our subsidiaries to:

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

Our litigation can be time-consuming, costly, and we cannot anticipate the results.

We have spent a significant amount of our financial and management resources defending litigation against third parties. We believe this litigation, and other litigation matters that we may in the future determine to pursue, will continue to consume management and financial resource for long periods of time. There can be no assurance that our current or future litigation matters will ultimately result in a favorable outcome for us or that our financial resources will not be exhausted before achieving a favorable outcome. In addition, even if we obtain favorable interim rulings or verdicts in particular litigation matters, they may not be predictive of the ultimate resolution of the matter. Unfavorable outcomes could result in exhaustion of our financial resources and could have a material adverse impact on our financial condition, results of operations, cash flows, and business prospects. See Item 3 Legal Proceedings.

Risks Related to Ownership of Our Common Stock

Our common stock was delisted from the NYSE American and quotation of our common stock has not resumed on an over-the-counter market. As a result, there is currently no active public trading market for our common stock and there can be no assurances that any established market will develop or that our common stock will be quoted for trading.

During 2019, we received a series of letters from the NYSE American concerning our failure to comply with various continued listing requirements under the NYSE American Company Guide. On December 17, 2019, as a result of a calculation error resulting in the issuance of more than 20% of the Company’s outstanding common stock, the staff of NYSE Regulation (the “Staff”) notified the Company of its determination to initiate proceedings to delist the Company’s common stock from the Exchange and suspended trading of the Company’s common stock on the same day, citing public interest reasons.

We challenged the Staff’s decision as unfairly punitive in relation to the Company’s mistake, especially given we took prompt and effective remedial actions to undo the issuance, rescind the underlying agreement, and establish new controls around the issuance of stock. Despite these efforts and repeated requests for reconsideration, and after exhausting multiple levels of appeal, on May 21, 2020, the Staff filed a Form 25 with the SEC to remove the Company’s common stock from listing and registration on the Exchange. The delisting became effective 10 days following the date of the Staff’s filing.

As of the date of the filing, our common stock is not quoted or trading on any stock market.

Because our common stock did not automatically resume trading on the over-the-counter market, we solicited the assistance of a market maker who has agreed to sponsor our Form 211 application with the Financial Industry National Regulatory Authority (“FINRA”) in order to apply for the inclusion of our common stock in one of the over-the-counter price-quotation platforms maintained by the OTC Markets Group (subject to completing their due diligence). No estimate may be given as to the time that this application process will require. Moreover, our efforts may not be successful, and our shares may never be approved for quotation and owners of our common stock may not have a market in which to sell the shares.

Even if our common stock is quoted and granted a listing, a market for our common shares may not develop, resulting in major fluctuations and volatility in the price of our common stock.

The market for purchases and sales of our common stock may be so limited that the sale of a relatively small number of shares could cause the price of our common stock to fall sharply. Accordingly, it may be difficult to sell shares quickly without significantly depressing the value of our common stock. Unless we are successful in developing and maintaining investor interest in our common stock, sales of our common stock could result in major fluctuations in the price of our common stock. Additionally, if our revenues do not grow or grow more slowly than we anticipate, or, if operating or capital expenditures exceed our expectations and cannot be adjusted accordingly, or if some other event adversely affects us, the market price of our common stock could decline. Fluctuations in our stock price may be influenced by, among other things, general economic and market conditions, conditions or trends in our industry, changes in the market valuations of other residential real estate rental companies announcements by us or our competitors of significant acquisitions, strategic partnerships or other strategic initiatives, and trading volumes. Many of these factors are beyond our control but may cause the market price of our common stock to decline, regardless of our operating performance. Moreover, if the stock market in general experiences a loss in investor confidence or otherwise fails, the market price of our common stock could fall for reasons unrelated to our business, results of operations and financial condition. The market price of our common stock also might decline in reaction to events that affect other companies in our industry even if these events do not directly affect us.

Our insiders and affiliated parties beneficially own a significant portion of the aggregate voting power of our capital stock.

As of the date of hereof, our executive officers, directors, their affiliated parties and holders of 10% or more of our common stock beneficially own approximately 33.5% of our common stock. As a result, our officers, directors, their affiliated parties and holders of 10% or more of our common stock will have a controlling interest and the ability to:

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

We may need to issue additional authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of common stock may have rights, preferences, and privileged more favorable than those of our common stock and may create downward pressure on the trading price of the common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with any capital raising efforts. As a result, holders of our common stock will bear the risk that our future capital raising efforts will reduce the market price of our common stock and dilute the value of their stockholdings.

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

Any market that develops in shares of our common stock will be subject to the “penny stock” rules of the SEC and the trading market in our securities may become limited, which will make transactions in our stock cumbersome and may reduce the value of an investment in the stock.

If we are able to resume trading in the short-term, it will be on one of the over-the-counter price-quotation platforms maintained by the OTC Markets Group. As a result, investors may find it difficult to dispose of, or to obtain accurate quotations as to the price of our common stock. Additionally, our common stock will be subject to regulation as a “penny stock” under Rule 15g-9 under the Exchange Act. That rule establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that is no longer trading on a national exchange and has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

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

Any trading market that may develop may be restricted by virtue of state securities “Blue Sky” laws that prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to raise capital in those states.

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

Certain states and cities, including where we own rental homes, have also reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly. We expect that a significant number of our tenants will suffer economic dislocation, such as through job furloughs or job loss, which will adversely impact their ability to pay rent to the Company. Some of our tenants have already requested rent deferral or rent abatement during this pandemic. Many experts predict that the outbreak will trigger, or even has already triggered, a period of global economic slowdown or a global recession, which would further adversely impact the ability of our tenants to pay rent to the Company. Moreover, the weekly $600 federal unemployment benefit as part of the CARES ACT COVID-19 relief package has ended. On August 8, 2020, there was an extension of federal benefits by executive order through the Lost Wages Assistance program which provided an additional $300 weekly supplement to unemployment benefits, this program expired. This reduction or termination of benefits may limit our tenants’ ability to pay rent to us (to the extent they were relying on this benefit as a primary source of income).The COVID-19 pandemic, or a future pandemic, could have material and adverse effects on our ability to successfully operate and on our financial condition, results of operations and cash flows due to, among other factors:

●	a complete or partial closure of, or other operational issues at, our corporate offices, rental and associated property management business from government or tenant action;

●	the reduced economic activity severely impacts our tenants’ livelihoods, financial condition and liquidity and may cause them to be unable to meet their obligations to us in full, or at all, or to otherwise seek modifications of such obligations;

●	difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations or address existing and anticipated liabilities on a timely basis;

●	a general decline in business activity and demand for real estate transactions could adversely affect our ability or desire to grow our portfolio of properties;

●	a deterioration in our ability to operate in affected areas or delays in the supply of products or services to us from vendors that are needed for our efficient operations could adversely affect our operations; and

●	the potential negative impact on the health of our personnel, particularly if a significant number of them are impacted, could result in a deterioration in our ability to ensure business continuity during a disruption; and

●	the inability of our business to secure financing or grants through the U.S. Small Business Association programs, including the Economic Injury Disaster Loan program, the Paycheck Protection Program, or other similar offerings, each as a result of program limitations, our credit profile, or other factors; and

●	the inability of state or federal jurisdictions to mandate coverage under business interruption insurance policies which contain pandemic exclusions or our inability to otherwise secure recoveries from such insurance coverages should they become available.

The extent to which the COVID-19 pandemic impacts our operations and the financial health of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions (both at a state and federal level) taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. The inability of our tenants to pay rent to us, and early terminations by our tenants of their leases, could continue to reduce our cash flows, which could have a material adverse impact on our performance, financial condition, results of operations, cash flows and performance. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic presents material uncertainty and risk with respect to our performance, financial condition, results of operations, cash flows and performance.

Our results of operations will likely be diminished as a result of the foreclosure on the equity of Benchmark Builders, Inc., down-sizing of Jus-Com and divestiture of CrossLayer as well as our reliance on other operating subsidiaries. We may not be able to effectively manage the transition of our business.

As discussed above, our lenders previously foreclosed on the equity in Benchmark, previously our primary operating subsidiary, as well as other assets. Additionally, the Company restructured and down-sized the Jus-Com businesses in 2019, completed the acquisition of entities that collectively hold a real estate asset portfolio consisting of approximately 3,200 rental homes located across the United States (the “Rental Home Portfolio Properties”), and completed the divestiture of CrossLayer in January 2020. Due to the Benchmark foreclosure, the down-sizing of the Jus-Com businesses and the divestiture of CrossLayer, the Company is now reliant on the businesses of our remaining operating subsidiaries, primarily the U.S. Home Rental properties.

Moreover, whereas our Historical Business operated in the construction management and general contracting industry and telecommunications industry, our primary current business operates in the single-family residential property industry. As we are transitioning our business to focus primarily on single-family residential properties, this business model transition may lead to fluctuations in revenue that will make it more difficult to accurately project our operating results or plan for future growth. If we are unable to effectively manage these changes, our growth and ability to achieve long-term projections may be negatively impacted, and our business and operating results will be adversely affected.

Our integration of the operations of Rental Home Portfolio Properties into our operations may be more difficult, costly or time-consuming than expected, and the anticipated benefits and cost savings of these acquisitions by the Company may not be realized.

Our acquisition of the Rental Home Portfolio Properties in December 2019 represented the Company’s pivot to owning and managing a portfolio of single-family residential properties. The success of the acquisition, including anticipated benefits, will depend, in part, on the Company’s ability to successfully combine and integrate the businesses within the Company’s projected timeframe in a manner that permits growth opportunities. A number of factors could affect the Company’s ability to successfully combine its business with acquired businesses, including the following:

●	the potential for unexpected costs, delays and challenges that may arise in integrating the Rental Home Portfolio Properties into the Company’s business;

●	unexpected obstacles to the Company’s ability to realize the expected cost savings and synergies from the acquisition;

●	the Company’s ability to retain key employees and maintain relationships;

●	diversion of management’s attention and resources during integration efforts;

●	challenges related to operating a new business and in new states; and

●	discovery following the acquisition of previously unknown liabilities associated with the Rental Home Portfolio Properties.

We have encountered a number of integration challenges, all of which have caused us to incur varying levels of costs, including costs associated with assimilating and integrating personnel, financial systems and procedures, and unique operation and reporting structures. We have also experienced significant delays in establishing internal controls over the financial reporting on a consolidated basis, which in turn has limited our ability to manage risks, reduce costs, and improve overall operational performance. If the Company continues to encounter these and other significant difficulties in the integration process, the anticipated benefits of the acquisition may not be realized fully, or at all, or may take longer to realize than expected. Failure to achieve the anticipated benefits of the acquisition in the timeframe projected by the Company could result in increased costs and decreased revenues. This could have a dilutive effect on the Company’s earnings per share. If the Company is unable to successfully integrate the business it acquired, the Company’s business, financial condition and results of operations may be materially adversely affected.

Liabilities and obligations assumed in connection with our acquisition of Rental Home Portfolio Properties may result in a material adverse effect to our business and financial condition.

Risk of Default under Entities’ Indebtedness. The Entities that we acquired in the Rental Home Portfolio Asset Purchase, which own all of the properties that were subject to the acquisition, are subject to approximately $80,284,086 of indebtedness (the “Entities’ Indebtedness”), which was assumed by the Company as described in “Item 1. Business – Recent Developments – Acquisition of Rental Home Portfolio Property Assets.” The Entities’ Indebtedness is subject to certain conditions and covenants, including the requirement that the Entities obtain the consent of the lender before taking certain actions. Failure to comply with the conditions and covenants in the financing agreements governing the Entities’ Indebtedness that is not consented to or waived by the lenders or otherwise cured could lead to a termination of such debt facilities, acceleration of all amounts due under such debt facilities, or other actions by the lenders. On July 1, 2020, we received a written notice of default (the “Notice of Default”) from Inmost, in its capacity as Noteholder Agent to issuer noteholders of the Entities’ Indebtedness. Inmost asserted that certain events of default had occurred with respect to certain Note Issuance and Purchase Agreements each dated as of July 10, 2017 by and among, inter alia, certain Entities acquired by the Company, Inmost, and issuer noteholders named therein (the “Note Purchase Agreements”). Specifically, Inmost claimed that the Company (i) failed to satisfy the loan-to-value test (the “LTV Test”) as defined in the Note Purchase Agreements and (ii) failed to obtain consent from the Noteholder Agent before transferring the equity interests of certain Entities to US Home Rentals LLC (the “Equity Interest Transfer”) pursuant to the Rental Home Portfolio Asset Purchase Agreement. The Notice of Default also included certain demands by Inmost for additional capital contributions by the Company and Guarantors.

As of the date of this filing, the Company has cured the defaults associated with the LTV Test. Additionally, on November 3, 2020, Inmost granted its consent to the Equity Interest Transfer and rescinded the Default Notice in exchange for (i) a new guaranty agreement under which FTE Networks, Inc. and US Home Rentals LLC will jointly and severally guarantee the obligations of certain Entities under the Note Purchase Agreements, (ii) amendments to the Limited Liability Company Agreements for each of the subject Entities to provide for the appointment of a second manager of Noteholder Agent’s choosing, and (iii) amendments to the Note Purchase Agreements.

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

We may experience interruptions to its business operations arising out of events beyond our control, and insurance may not cover the full extent of damages.

A catastrophic event beyond our control, such as a natural disaster, health pandemic, cyber-attack, adverse weather event or act of terrorism, that results in the destruction or disruption of any of our critical business systems or operations could harm our ability to conduct normal business operations and, in turn our operating results.

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

The rent-to-own business model has been the subject of increased regulatory scrutiny, and, as we begin to move away from this business model to a standard rental business model, we may encounter problems which might make it difficult to predict our future performance, may limit our ability to conduct business and adversely affect our ability to execute on our long-term strategy.

The rent-to-own industry has been the subject of increased regulatory scrutiny over the last decade. Vision Property Management, our predecessor in interest, has faced (and is continuing to face) allegations of violations of consumer protection laws and other lending regulations arising out of this business model. Most of these legacy matters involve lawsuits brought by attorneys general from states where our properties are located and have either been settled or are in advanced settlement discussions. See Part 1 - Item 3. Legal Proceedings. We are in the process of transitioning away from the rent-to-own model; however, there is no assurance that we will be able to fully transition to a strictly rental property business financial model and we may not be able to sustain the growth of our assets and results from operations that we seek.

Our failure to effectively perform property management functions or to effectively manage our portfolio and operations could materially and adversely affect us.

We have direct responsibility for the management of the properties in our single family residential (“SFR”) portfolio, including, without limitation, renovations, maintenance and certain matters related to leasing, such as marketing and selection of tenants. If our internal property manager is unable to effectively perform property management services at the level and/or the cost that we expect or if we fail to allocate sufficient resources to meet our property management needs, it may adversely affect our performance and we may need to outsource property management functions at a higher cost. In addition, we will be responsible for ensuring the compliance of our internal property manager with governmental laws, regulations and covenants that are applicable to our homes, our tenants and our prospective tenants, including, without limitation, permitting, licensing and zoning requirements and tenant relief laws, such as laws regulating evictions, rent control laws and other regulations that limit our ability to increase rental rates.

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

We may incur significant costs in preparing newly vacant homes for occupancy as we do not collect security or damage deposits on our rental homes.

While we anticipate a minimum level of effort will be required to prepare a newly vacant property to be made ready for occupancy by a new tenant, we may find that the newly vacant property may require extensive repairs and/or improvements which costs may be solely borne by us, given we do not collect security or damage deposits from tenants at the time the rental property is leased. Accordingly, the cost of maintaining and preparing rental properties may be higher than originally anticipated. Additionally, we are exposed to risks of cost overruns, increases in costs of materials or labor, delays in the completion of work and other factors. If we are unable to perform unit turns efficiently or in a timely manner, we would experience decreased revenue, increased expenses or both.

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

We have acquired, and expect to continue to acquire, portfolios of SFR properties, many of which are, or will be, subject to existing leases. We may be subject to a variety of risks, including risks relating to the condition of the properties, the credit quality and employment stability of the tenants and compliance with applicable laws, among others. In addition, financial and other information provided to us regarding such portfolios during our due diligence may be inaccurate, and we may not be able to obtain relief under contractual remedies, if any. Currently, approximately 1/3 of our SFR portfolio is comprised of properties that may not fit our target investment criteria and/or may require extensive renovations and repairs. If we conclude that certain properties acquired as part of a portfolio do not fit our investment criteria or that the scope of renovation and repair exceeds our cost estimates, we may decide to sell such properties and may be required to renovate the properties prior to sale, to hold the properties for an extended marketing period and/or sell the property at an unfavorable price, any of which could materially and adversely affect us.

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

When we acquire or otherwise take title to single-family properties or when tenants fail to renew their leases or otherwise vacate their space, we may be required to expend funds for property restoration and leasing commissions in order to lease the property. If we have not collected or maintained tenant damage deposits or established reserves or set aside sufficient funds for such expenditures, we may have to obtain financing from other sources, as to which no assurance can be given. We may also have future financing needs for other capital improvements to restore our properties. If we need to secure financing for capital improvements in the future but are unable to secure such financing on favorable terms or at all, we may be unable or unwilling to make capital improvements or may choose to defer such improvements. If this happens, our properties may suffer from a greater risk of obsolescence or decreased marketability, a decline in value or decreased cash flow as a result of fewer potential tenants being attracted to the property or existing tenants not renewing their leases. If we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our properties, and our properties’ ability to generate revenue may be significantly impaired.

Our revenue and expenses are not directly correlated, and, because a large percentage of our costs and expenses are fixed and some variable expenses may not decrease or may increase over time, we may not be able to adapt our cost structure to offset any declines in our revenue.

Many of the expenses associated with our business, such as acquisition costs, restoration and maintenance costs, Home Owners Association (“HOA”) fees, personal and real property taxes, insurance, compensation and other general expenses are fixed and would not necessarily decrease proportionally with any decrease in revenue. Our assets also will likely require a significant amount of ongoing capital expenditure. Our expenses, including capital expenditures, will be affected by, among other things, any inflationary increases, and cost increases may exceed the rate of inflation in any given period. Certain expenses, such as HOA fees, taxes, insurance and maintenance costs are recurring in nature and may not decrease on a per-unit basis as our portfolio grows through additional property acquisitions. By contrast, our revenue is affected by many factors beyond our control, such as the availability and price of alternative rental housing and economic conditions in our markets. As a result, we may not be able to fully, or even partially, offset any increase in our expenses with a corresponding increase in our revenues. In addition, state and local regulations may require us to maintain our properties, even if the cost of maintenance is greater than the potential benefit.

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

Contingent or unknown liabilities associated with respect to our prior acquisitions of portfolios of properties could expose us to material litigation and unanticipated costs, which could adversely affect our financial condition, cash flows and operating results.

Assets and entities that we have acquired in connection with prior SFR portfolio or operating entity acquisitions may be subject to unknown or contingent liabilities for which we may have limited or no recourse against the sellers. Unknown or contingent liabilities might include liabilities for or with respect to liens attached to properties; unpaid real estate tax, utilities or HOA charges for which a subsequent owner remains liable; clean-up or remediation of environmental conditions or code violations; claims of customers, vendors or other persons dealing with the acquired entities; or tax liabilities. Purchases of single-family properties in portfolio purchases typically involve limited representations or warranties with respect to the properties and may allow us limited or no recourse against the sellers. Such properties also often have unpaid tax, utility and HOA liabilities for which we may be obligated but fail to anticipate. As a result, the total amount of costs and expenses that we may incur with respect to liabilities associated with prior SFR property or entity acquisitions may exceed our expectations, which may adversely affect our operating results and financial condition. Additionally, such prior SFR property acquisitions may be subject to covenants, conditions or restrictions that restrict the use or ownership of such properties, including prohibitions on leasing. We may not have discovered such restrictions during the acquisition process, and such restrictions (including undisclosed or contingent liabilities) may subject us to material litigation and cause us to experience significant losses, which could materially adversely affect our business, results of operations and financial condition and may adversely affect our ability to operate such properties as we intend.

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

We likely will incur costs due to litigation, including but not limited to, class actions, tenant rights claims and consumer demands, which could directly limit and constrain our operations and may result in significant litigation expenses and reputational harm.

There are numerous tenants’ rights and consumer rights organizations throughout the country. As we grow in scale, we may attract attention from some of these organizations and become a target of legal demands or litigation. Many such consumer organizations have become more active and better funded in connection with mortgage foreclosure-related issues and displaced home ownership. Some of these organizations may shift their litigation, lobbying, fundraising and grass roots organizing activities to focus on landlord-tenant issues as more entities engage in the SFR property market. Additional actions that may be targeted at us include eviction proceedings and other landlord-tenant disputes, challenges to title and ownership rights (including actions brought by prior owners alleging wrongful foreclosure by their lender or servicer) and issues with local housing officials arising from the condition or maintenance of an SFR property. While we intend to conduct our rental business lawfully and in compliance with applicable landlord-tenant and consumer laws, such organizations might work in conjunction with trial and pro bono lawyers in one state or multiple states to attempt to bring claims against us on a class action basis for damages or injunctive relief. We cannot anticipate what form such legal actions might take or what remedies they may seek. Any of such claims may result in a finding of liability that may materially and adversely affect us. We were named as a successor defendant in a class action lawsuit filed in Michigan federal court arising out of alleged actions that occurred prior to the Rental Home Portfolio Asset Purchase. We intend to vigorously defend our interests in this lawsuit and believe we have valid defenses. However, because litigation is inherently uncertain, there are no assurances that we will prevail, and any judgment or injunctive relief entered against us or any adverse settlement could adversely impact our business, financial condition, and operating results (See Item 3 - Legal Proceedings).

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

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 2. Properties.

On April 4, 2019, we moved our corporate headquarters to 237 W. 35th St., Suite 806, New York, NY 10001. Our current lease expires on October 31, 2021 and has 4,340 square feet which it subleases from Benchmark Builders, LLC under the terms of the Transition Support Agreement which was entered into and disclosed as part of the Strict Foreclosure. Our subsidiaries leased five additional office/warehouse facilities throughout the United States, which is summarized below.

Location:	Usage	Square Footage	Lease Start Date	Lease End Date	Monthly Obligation
Naples, FL1	Office	5,377	11/01/2015	11/30/2022	$20,445
Indianapolis, IN	Office	2,500	12/1/2018	2/28/2022	$1,550
Boise, ID2	Office	1,500	7/1/2017	7/31/2020	$2,668
New York, NY3	Office	4,340	10/1/2010	10/31/2021	$20,249
Columbia, SC4	Office	3,000	N/A	N/A	$3,000

N/A – Not applicable

[1]	The Company is currently in default on the Naples office lease. We recorded the future rent, interest and penalties as accrued expenses on our consolidated balance sheet.
[2]	The Company paid rent on the Boise ID office space through January 2020 and owes approximately $20,000 through the lease termination date of July 31, 2020.
[3]	The Company paid rent on its New York office space through January 2020 and owes approximately $141,000 to Benchmark Builders, LLC through August 31, 2020.
[4]	The Company is currently occupying office space at 16 Berryhill Road, Columbia SC, on a month to month basis.

We believe our properties are suitable and adequate for our business needs.

ITEM 3. Legal Proceedings.

From time to time, the Company may be involved in various legal proceedings arising in the ordinary course of business, and we may in the future be subject to additional legal proceedings and disputes.

The following is a summary of material legal proceedings as of December 31, 2019:

On May 10, 2018, Vista Capital Investments, LLC (“Vista”) filed suit against the Company for breach of contract and breach of the implied covenant of good faith and fair dealing arising out of a securities purchase agreement and a convertible note in the principal amount of $275,000 in the Superior Court of California for the county of San Diego. Vista alleges damages in excess of $9,000,000 stemming from the Company’s purported dilutive issuances of Company common stock. Vista was the holder of a convertible note for which there was no prior Board authorization (See Item 1, Recent Developments “Internal Investigation”). The Company and Vista reached a tentative settlement framework (subject to final documentation), following which the court dismissed this matter without prejudice.

On March 28, 2019, the Company obtained a temporary restraining order against Nevada Agency and Transfer Company (“NATCO”) in the Second Judicial District Court for the State of Nevada, enjoining NATCO, the Company’s transfer agent, from processing or issuing any conversion requests submitted on behalf of convertible noteholders whose notes were determined to have been issued without requisite Board approval (See Item 1, Recent Developments “Internal Investigation”). The Company obtained a preliminary injunction on April 11, 2019 and filed an amended complaint on January 23, 2020 adding Michael Palleschi (the Company’s former CEO) and certain related parties as defendants, seeking (among other damages) a declaratory judgment that the shares of Company stock issued to Mr. Palleschi and related parties were unauthorized and to compel the return of these shares to the Company’s authorized capital stock. The matter remains pending in Nevada and has been delayed because of COVID-19.

On April 11, 2019, the Company received a demand for arbitration, which was filed with the American Arbitration Association (AAA), Case No. 01-19-0001-0962, on behalf of Michael Palleschi, the former CEO, alleging a breach of his employment agreement and seeking $11,300,000 in damages. The Company has asserted counterclaims and affirmative defenses to Mr. Palleschi’s claims and intends to vigorously defend this matter. This matter has been placed in abeyance, to be reopened upon motion and payment of panel deposit.

On June 26, 2019, Efraim Barenbaum filed a shareholder derivative suit in the United States District Court for the Southern District of New York against certain of the Company’s former directors and executive officers, alleging claims for breaches of fiduciary duties, unjust enrichment, waste, and violations of Section 14 of the Securities Exchange Act of 1934. The Company was named as a nominal defendant only. The Company filed a motion to dismiss the complaint on September 23, 2019. In response to the motion, the plaintiff filed an amended complaint on November 1, 2019, but the causes of action remained equally deficient. Having found the claims in the amended complaint also to be baseless, the Company filed a motion to dismiss that pleading as well on January 27, 2020. Motion practice is ongoing. On September 30, 2020, the court dismissed the plaintiff’s compliant with prejudice.

On August 17, 2019, Auctus Fund, LLC (“Auctus”) filed suit against the Company alleging, among other things, breach of contract and violations of state and federal securities laws, arising out of a securities purchase agreement and a convertible note in the principal amount of $525,000. Auctus is the holder of a convertible note for which there was no prior Board authorization (See Item 1, Recent Developments “Internal Investigation”). The Company denies any alleged wrongdoing and intends to vigorously defend against these claims. The matter is pending in the United States District Court for the District of Massachusetts. The parties are continuing to negotiate the terms of a settlement.

On November 5, 2019, St. George Investments LLC (“St. George”) filed suit against the Company in the Third Judicial District Court for Salt Lake County in the state of Utah to compel arbitration, alleging, among other things, breach of contract arising out of a securities purchase agreement and convertible note in the principal amount of $2,315,000. St. George is the holder of a convertible note for which there was no prior Board authorization (See Item 1, Recent Developments “Internal Investigation”). On June 4, 2020, the Company learned that the arbitrator, following a hearing on St. George’s motion for partial summary judgment, granted St. George’s motion and requested relief of approximately $2.7 million. The Company believes the arbitrator’s decision is inconsistent with the underlying facts and applicable law and has filed papers to vacate the arbitration award, among other relief. On October 21, 2020, the district court granted St. George’s motion to confirm the arbitration award and denied the Company’s motion to vacate the arbitration award and its motion for leave to amend its answer. The Company is currently evaluating its legal options.

On November 26, 2019, David Lethem (the Company’s former CFO) filed a complaint against the Company in the 20th Judicial Circuit Court for Lee county in the State of Florida for breach of contract arising out of a transition, separation and general release agreement. The Company filed a counterclaim to rescind the agreement based on fraudulent inducement. Discovery is ongoing in this case and the Company continues to vigorously defend its interests in this matter.

On January 3, 2020, CBRE, Inc. (“CBRE”) filed suit against the Company’s subsidiary, CrossLayer, Inc., for breach of contract arising out of a program participation agreement in the Superior Court of the state of Delaware. CBRE is alleging damages of $1,333,000. The Company considers CBRE’s claims to be without merit and has engaged counsel who is vigorously disputing this matter. On April 29, 2020, CBRE filed a notice of voluntary dismissal without prejudice.

On June 5, 2020, certain former directors of the Company (Christopher Ferguson, Luisa Ingargiola, Brad Mitchell, and Patrick O’Hare) filed suit against the Company in the District Court for Clark County in the State of Nevada to recover indemnification costs arising out of indemnification agreements. The Company denies any alleged wrongdoing and is defending its interests in this matter. The Company continues to assess and discuss terms of a possible settlement.

On September 29, 2020, a class action lawsuit was filed in the United States District Court for the Eastern District of Michigan against Vision Property Management, LLC and related entities, including the Company and US Home Rentals LLC, as successor defendants, in connection with claims arising out of various regulations, including the Fair Housing Act, the Michigan Consumer Protection Act, and the Truth in Lending Act. The Company is evaluating this action and intends to vigorously defend its interests in this matter  . Moreover, the Company plans to seek indemnification from the Rental Home Portfolio Sellers for this and the legacy matters listed below pursuant to its indemnification rights under the Rental Home Portfolio Asset Purchase Agreement.

Additionally, there are legal proceedings arising out of the legacy Vision business that implicate certain of our existing rental properties. A brief summary of these matters follows:

-	In November 2016, the State of Wisconsin filed a lawsuit against Vision Property Management, LLC and related entities owning properties within the state, in connection with claims arising out of state landlord-tenant laws. This matter was settled in December 2018, pending a final agreement regarding fines and restitution.

-	In March 2017, the State of Maryland filed a lawsuit against Vision Property Management, LLC and related entities owning properties within the state, in connection with claims arising out of state lead paint laws. This matter was settled in December 2017, subject to the payment of fines, which remain outstanding as of the date of this filing.

-	On August 1, 2018, the State of New York filed a lawsuit against Vision Property Management, LLC and related entities owning properties within the state, alleging violations of state lending laws in connection with claims arising out of certain lease-to-own agreements. This matter was settled in December 2019.

-

On August 31, 2018, a private class action lawsuit was filed in New Jersey (not yet certified) against Vision Property Management, LLC and related entities owning properties within the state, in connection with claims arising out of state landlord-tenant laws. The case remains pending and settlement negotiations are underway.

-	On October 10, 2019, the State of Pennsylvania filed a lawsuit against Vision Property Management, LLC and related entities owning properties within the state claims arising out of certain lease-to-own agreements. The case remains pending and settlement negotiations are ongoing.

There can be no assurance with respect to the outcome of any current or future litigation brought against us, and we may not have sufficient liquidity to fund the defense of any such litigation. An adverse outcome of any of the foregoing legal proceedings, or the inability to settle any such legal proceedings on favorable terms, could have a material adverse impact on our business, operating results and financial condition.

ITEM 4. Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On December 17, 2019, trading in our common stock was suspended from the NYSE American Market (See “Item 1. Business – Recent Developments – Delisting of Common Stock from NYSE American”). Prior to this date, our stock had been trading under the symbol FTNW.

As of the date of the filing, the Company’s common stock is not quoted or trading on any stock market.

See “Item 1. Business – Recent Developments – Delisting of Common Stock from NYSE American.”

Stockholders of Record

There were approximately 435 holders of record of our common stock as of October 31, 2020.

Dividends

We have not declared or paid any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. We plan to retain any future earnings for use in our business operations. Any decisions as to future payments of cash dividends will depend on our earnings and financial position and such other factors as the Board deems relevant. Under our Articles of Incorporation, we may not declare or pay any dividends on any shares of common stock without the affirmative vote or written consent of a majority of the then outstanding shares of Series A and Series A-1 Preferred Stock and even then, not unless we have paid in full the aggregate accrued dividends upon such preferred stock and such amounts that the holders of such preferred stock would receive if they were to convert their shares of preferred stock into shares of common stock. Additionally, certain of our debt include covenants that prohibit us from paying dividends on our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans.

Our Board of Directors approved the 2017 Omnibus Incentive Plan (the “2017 Incentive Plan”) which reserves 3,000,000 shares of our common stock for issuance to enable us to attract and retain highly qualified personnel who will contribute to the Company’s success and provide incentives to participants in the 2017 Incentive Plan that are linked directly to increases in stockholder value. The 2017 Incentive Plan was approved stockholders on November 8, 2017.

The following table illustrates the common shares remaining available for future issuance under the 2017 Incentive Plan as of December 31, 2019:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity plans
Plan Category:
Equity compensation plans approved by security holders	340,388	$15.82	2,659,612
Equity compensation plans not approved by security holders	—	—	—
Total	340,388	$15.82	2,659,612

Issuer Purchases of Equity Securities

During the year ended December 31, 2019, there were no purchases of our equity by us or any “affiliated purchaser.”

ITEM 6. Selected Financial Data.

Not required for a smaller reporting company.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our historical financial statements and the related notes contained elsewhere in this report.

Overview

Prior to October 2019, we were a provider of end-to-end design, construction management, build and support solutions for networks, data centers, residential, and commercial properties and services at Fortune 100/500 companies (our “Historical Business”). Our primary activities included engineering, building, installation, maintenance and support solutions for state-of-the-art networks and commercial properties, including the following services: data center infrastructure, fiber optics, wireless integration, network engineering, internet service provider, construction management and general contracting under three operating subsidiaries, Benchmark, CrossLayer and FTE Network Services.

Our Current Business and Corporate Strategy

Following a year of corporate and financial restructuring in response to the findings of an internal investigation (see below) that examined the acts and omissions of certain former officers and directors, and the loss of our principal operating subsidiary through a foreclosure by our former senior secured lenders, we were presented with an opportunity to acquire a real estate portfolio consisting of approximately 3,200 rental homes across the United States moving us into a new direction which our current management believes offers substantial opportunity for the benefit of shareholders. Accordingly, on December 30, 2019, we closed on the Rental Home Portfolio Asset Purchase Agreement, acquiring approximately 3,200 real estate properties by and through our new subsidiary, US Home Rentals.

FTE Network Services, part of our core legacy business, continues to provide ISP services, which consist of rack, wiring build-outs, infrastructure build-outs and cable installation, among other things.

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

Revenue and Cost of Goods Sold Recognition

Rental income from rental home operations are recognized on a straight-line basis over the life of the respective lease when collectability is reasonably assured and the tenant has taken possession or controls the physical use of the rental home. Tenant recoveries related to reimbursement of real estate taxes, insurance, and other expense are recognized as revenue in the period the applicable costs are incurred. We did not recognize any revenue from rental operations during the years ended December 31, 2019 and 2018 as the assets were not acquired until the end of 2019.

Revenue from telecommunication services are derived from short-term projects performed under master and other service agreements as well as from contracts for specific projects or jobs requiring the installation of an entire infrastructure system or specified units within an entire infrastructure system. We have determined that these short-term projects provide a distinct service and, therefore, qualify as one performance obligation. We provide services under unit-price or fixed-price master service or other service agreements under which we furnish specified units of service for a fixed-price per unit of service and revenue is recognized upon completion of the defined project due to its short-term nature.

Valuation of Long-lived Assets

We evaluate our long-lived assets for impairment in accordance with related accounting standards. Assets to be held and used (including projects under development as well as property and equipment), are reviewed for impairment whenever indicators of impairment exist. If an indicator of impairment exists, we first group our assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the “asset group”). Secondly, we estimate the undiscounted future cash flows that are directly associated with and expected to arise from the completion, use and eventual disposition of such asset group. We estimate the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model. Upon foreclosure by our senior lender of our assets, the associated long-lived intangible assets were fully impaired as there are no future cash flows associated with the intangible assets.

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

Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Accounting standards regarding uncertainty in income taxes provides a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely, based solely on the technical merits, of being sustained on examinations. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments, and which may not accurately anticipate actual outcomes.

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

We use estimates of fair value to value our derivative instruments. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, our policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads (including for our liabilities), relying first on observable data from active markets. We categorize our fair value estimates in accordance with Accounting Standard Codification 820, Fair Value of Financial Instruments, based on the hierarchical framework associated with the three levels of price transparency utilized in measuring financial instruments at fair value as discussed above.

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

In this section, we discuss the results of our operations for the year ended December 31, 2019 compared to the year ended December 31, 2018.

Consolidated Results of Operations

(dollars in thousands)

Overview

For the years ended December 31, 2019 and 2018, we reported a net loss of $15,440 and $46,592 which includes the loss from continuing operations of $29,694 and $65,552, respectively, and income from discontinued operations of $14,254 and $18,960, The discontinued operations represent the assets foreclosed upon by our senior lender. See Item 1. Business– “Recent Developments –Amendment and Cancelation of Senior Credit Facility – Foreclosure by Senior Secured Lenders.”

The decrease in the net loss from continuing operations of $35,858 or 54.7%, is primarily due to the decrease in operating expenses of $34,632 and total other expenses of $2,631, partially offset by the increase in gross deficit of $1,405.

Revenues and Gross Profit

Our consolidated revenues for the year ended December 31, 2019 were $7,518 as compared to revenues of $15,103 for the year ended December 31, 2018, a decrease of $7,585 or 50.2%. Our cost of revenues decreased by $6,180 or 45% year-over-year. Our gross (deficit) profit margin was approximately (0.3)% and 9.2% for the years ended December 31, 2019 and 2018, respectively.

Operating Expenses

Our operating expenses were $25,041 and $59,673 for the years ended December 31, 2019 and 2018, respectively, representing a decrease of $34,632 or 58.4% The decrease in operating expenses was primarily due to the following: i) the decrease in compensation expense of $21,714 of which $17,375 was attributable to share-based compensation and $4,159 in salaries and wages due to the reduction in headcount during 2019, and ii) the decrease in selling, general and administrative of $17,0384 which was primarily attributable to a decrease of $8,490 in consulting fees, $6,128 of expenses related to the write-off of the CrossLayer network platform, $2,414 in bad debt expense and $1,274 in depreciation and amortization expense, partially offset by an increase in insurance expense of $897 and certain other expenses; these decreases in operating expenses were partially offset by the increase of $3,708 in loss on lease termination due to the default on our Naples, FL office space.

Operating Loss

The operating loss decreased by $33,226, from an operating loss of $58,290 for the year ended December 31, 2018 to an operating loss of $25,063 for the year ended December 31, 2019, primarily due to the decrease in total operating expenses.

Other (Expense) Income

Other (expense) income, net was $(4,631) for the year ended December 31, 2019, as compared to $(7,262) for the year ended December 31, 2018, a decrease of $2,631 or 36.2%. The decrease in expense is primarily due to the decrease of: (i) amortization of deferred financing costs and debt discount of $21,075; (ii) the gain on senior lender foreclosure of $31,538; and (iii) loss on issuance notes of $5,324. The decreases are partially offset by the increase in (i) gain on convertible derivative liability of $18,779; (ii) gain on warrant derivative liability of $12,104; (iii) the extinguishment loss of $28,005; and (vii) increase in interest expense of $1,288.

Liquidity and Capital Resources

(dollars in thousands)

Overview

As of December 31, 2019 and 2018, we had total assets of $235,435 and $164,290, current assets of $3,531 and $161,043, total liabilities of $160,809 and $223,749, and current liabilities of $97,091 and $193,328, respectively.

Current assets consist of operating cash of $789 and $342, restricted cash of $1,351 and $-0- accounts receivable of $742 and $1,449, other current assets of $649 and $1,575 and assets of discontinued operations of $-0- and $157,677 as of December 31, 2019 and 2018, respectively. Current liabilities consists of accounts payable $2,986 and $3,402, accrued expenses and other current liabilities of $12,836 and $4,964, senior notes payable of $-0- and $34,322, convertible notes payable, merchant credit agreements, notes payable and right-of-use and capital leases of $34,612 and $10,239, related party notes payable of $10,750 and $-0-, notes payable to Benchmark sellers of $25,049 and $13,397, debt and warrant derivative liabilities of $10,858 and $11,596 and liabilities of discontinued operations of $-0- and $115,408 as of December 31, 2019 and 2018, respectively.

As of December 31, 2019 and 2018, we had negative working capital of $93,561 and $32,285, respectively. As of October 31, 2020, the Company had approximately $74 in cash and cash equivalents . As of the date of this filing, our cash and cash equivalents are insufficient to sustain operations in the near term. We have substantial cash requirements, which consist of payment obligations under existing indebtedness, settlement agreements for indebtedness to third parties incurred by former management, promissory notes issued as part of the purchase consideration for the Rental Home Portfolio Asset Purchase, indebtedness in place at the real estate entities we acquired in the Rental Home Portfolio Asset Purchase, payroll and other corporate expenses

Currently, our primary sources of cash have been from short-term borrowings and financings, which prospects have been hampered as a result of the uncertainty as to the duration of the COVID-19 pandemic (which has led to disruption and volatility in the financial and real estate markets). And even though we have already taken measures to mitigate the effect of COVID-19 on our business, including negotiating extensions or deferrals on outstanding debt and placing certain employees in impacted markets on furlough, there is no assurance that these efforts will be enough to continue supporting our daily operations in the near term without additional financing.

We applied for loans under the PPP and EIDL pursuant to the CARES Act through the U.S. Small Business Association programs and received net proceeds of $979 in May 2020 and $150 in June 2019, respectively. We are also continuing to explore and pursue various types of financing alternatives, including financings that leverage unencumbered properties in our real estate portfolio. We believe our debt and equity financing prospects will improve once we are current in our Exchange Act filings and we are able to resume trading on a national stock exchange or on an over-the-counter market, although no assurances can be provided in that regard either. And while we believe in the viability of our strategy to increase revenues and raise additional funds, we are unable to predict the impact of COVID-19 on our operations and liquidity, and depending on the magnitude and duration of the COVID-19 pandemic, such impact may be material.

Liquidity

Sources of liquidity in 2019 and 2018 included cash receipts from telecommunication service revenues, as well as funds from issuances of debt and equity securities in private financings. As of and during the year ended December 31, 2019 and 2018, we had an accumulated deficit of $190,072 and $174,632 and incurred net losses of $15,440 and $46,592, respectively. We expect our liquidity needs to include the payment of interest and principal on our indebtedness, capital expenditures, income taxes and other operating expenses. We use our cash inflows to manage the temporary increases in cash demand and utilize our borrowings to manage more significant fluctuations in liquidity.

Future sources of liquidity could include potential public or private issuances of debt or equity. However, there is no assurance that additional financing will be available when needed or that we will be able to obtain and close financing on terms acceptable to us, or whether our anticipated future profitable and positive operating cash flow generated through our backlog and rents will coincide with our debt service requirements and debt maturity schedule. If we are unable to raise sufficient additional funds or generate positive operating cash flow when required, we may need to develop and implement a plan which may include but may not be limited to such measures as extending payables, renegotiating debt facilities, extending debt maturities, the sale of SFR assets and reducing overhead, until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Cash Flows

(in thousands)

The following table summarizes our cash flow for 2019 and 2018:

	For Year Ended December 31,
	2019	2018	Increase (Decrease)

Net cash provided by (used in):
Operating activities	$(4,297)	$17,854	$(22,151)	(124.1)%
Investing activities	(6,841)	(631)	$(6,210)	N/M *
Financing activities	1,108	(20,695)	$21,803	(105.4)%
(Decrease) increase in cash	$(10,030)	$(3,472)	$(6,558)	230.9%

*N/M – Not meaningful

Cash Flows for the Years Ended December 31, 2019 and 2018

Cash (Used in) Provided by Operating Activities

Net cash used in operating activities for the year ended December 31, 2019 was $4,297 as compared to net cash provided by $17,854 for the year ended December 31, 2018. The unfavorable change in net cash from operating activities of $(22,151), or approximately (124.1)%, is due to the following: i) the net $(29,038) decrease in operating assets and liabilities, primarily due to the decrease in accounts payable of $(64,973) and decrease in accounts receivable of $28,578, as a result of the foreclosure of Benchmark, and ii) the net $(24,265) decrease in non-cash operating expenses, partially offset by the decrease in the net loss of $31,152.

Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2019 and 2018, was $6,841 and $631, respectively, an increase in net cash used of $6,210. The increase in the use of cash in investing activities was primarily due to the cash returned to Benchmark due to the foreclosure of $8,029 partially offset by the decrease in cash used for the purchase of property and equipment of $609 and payment of $250 for the Rental Home Portfolio Asset Acquisition , partially offset by the cash received of $1,460 from the Rental Home Portfolio Asset Acquisition.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $1,108 for the year ended December 31, 2019 as compared to cash used in financing activities of $20,695 for the year ended December 31, 2018, a favorable change of $21,803. During the year ended December 31, 2019, we received total cash proceeds of $21,772 and made total cash payments of $20,664 on the issuance of convertible notes and repayments of merchant credit agreements, senior notes and other payables. During the year ended December 31, 2018, we received total cash proceeds of $35,347 and made total cash payments of $63,974 on convertible notes, merchant credit agreements, senior notes and other notes payable and received proceeds from the sale of common stock of $7,370 and $562 from the exercise of warrants.

While it is often difficult for us to predict the impact of general economic conditions on our business, we believe that we will be able to meet our current and long-term cash requirements primarily through our operating cash flows and anticipate that we will be able to plan for and match future liquidity needs with future internal and available external resources.

Long-Term Debt and Credit Facilities

(dollars in thousands)

Senior Secured Promissory Notes

On January 27, 2020, we issued two senior promissory notes to Benchmark, one in the principal amount of $4,129 and the other in the principal amount of $600 (collectively, the “Senior Notes”), each such note secured by all of our non-real estate assets pursuant to a security agreement of even date therewith. The $4,129 note, which matures on December 1, 2020 and has an annual interest rate of 10%, obligates us to repay certain monies previously paid or transferred to us at the time of the Foreclosure Proposal, including (i) $3,000 in cash; (ii) two Working Capital Cash Payments totaling $600; and (iii) approximately $529 in cash remaining in a Benchmark bank account, was issued in consideration of a $6,000 reduction to the $28,000 Remaining Indebtedness). The $600 note, which has a maturity date of December 1, 2020 and an annual interest rate of 10%, was issued to evidence the loan advanced by Benchmark on January 10, 2020 in the principal amount of $300 and an additional $300 loan from Benchmark advanced on January 27, 2020.

On February 12, 2020, we issued a senior promissory note to Lateral SMA Agent, LLC in the principal amount of $800, consisting of approximately $550 in expenses and advances previously made by Lateral on behalf of us and an additional $250 loan from Lateral. The $800 note is secured by all of our non-real estate assets pursuant to security agreement of even date therewith and has a maturity date of November 15, 2020 and an annual interest rate of 10%. On September 30, 2020, this note was amended to add a cross-default provision and was assigned to Lateral Home Agent, LLC, an entity controlled by Richard de Silva.

On February 27, 2020, we issued a senior promissory note to Lateral SMA Agent, LLC in the principal amount of $75 for working capital purposes. The $75 note is secured by all of our non-real estate assets pursuant to security agreement of even date therewith and has a maturity date of November 15, 2020 and an annual interest rate of 10%. On September 30, 2020, this note was amended to add a cross-default provision and was assigned to Lateral Home Agent, LLC, an entity controlled by Richard de Silva.

On April 29, 2020, we issued a senior promissory note to Lateral SMA Agent, LLC in the principal amount of $200 for working capital purposes. The note is secured by all our non-real estate assets pursuant to a security agreement of even date therewith and has a maturity date of November 15, 2020 and an annual interest rate of 10%. The note including interest was paid in full on May 8, 2020.

On July 22, 2020, the Company issued a senior promissory note to Lateral SMA Agent, LLC in the principal amount of $100 for working capital purposes. The note is secured by all of the Company’s non-real estate assets pursuant to a security agreement and has a maturity date of November 15, 2020 and an annual interest rate of 10%. On September 30, 2020, this note was amended to add a cross-default provision and was assigned to Lateral Home Agent, LLC, an entity controlled by Richard de Silva.

On August 3, 2020, the Company issued a senior promissory note to Lateral SMA Agent, LLC in the principal amount of $250 for working capital purposes. The note is secured by all of the Company’s non-real estate assets pursuant to a security agreement and has a maturity date of November 15, 2020 and an annual interest rate of 10%. On September 30, 2020, this note was amended to add a cross-default provision and was assigned to Lateral Home Agent, LLC, an entity controlled by Richard de Silva.

On August 21, 2020, the Company issued a senior promissory note to Lateral SMA Agent, LLC in the principal amount of $150 for working capital purposes. The note is secured by all the non-real estate assets pursuant to a security agreement of even date therewith and has a maturity date of November 15, 2020 and an annual interest rate of 10%. On September 30, 2020, this note was amended to add a cross-default provision and was assigned to Lateral Home Agent, LLC, an entity controlled by Richard de Silva.

On October 1, 2020, we issued a senior promissory note to Lateral Recovery, LLC in the principal amount of $300 for working capital purposes. The note is secured by all our non-real estate assets pursuant to a security agreement of even date therewith and has a maturity date of November 15, 2020 and an annual interest rate of 10%. Lateral Recovery, LLC is an affiliate of Lateral, which is controlled by Richard de Silva, a member of our Board of Directors.

Rental Home Portfolio Asset Acquisition Promissory Notes and Notes Payable

On December 30, 2019, in conjunction with the Rental Home Portfolio Asset Purchase Agreement (“Agreement”), the parties amended the Agreement to, among other things, deliver $9,750 in promissory notes to the Szkaradeks’ in satisfaction of the cash portion of the purchase price under the Agreement. Accordingly, we issued $9,750 in promissory notes payable to the Szkaradeks’ with a January 31, 2020 maturity date , which date was extended to March 31, 2020 pursuant to a built in 60-day forbearance period and was further extended through January 1, 2021. As of the date of this filing, the Szkaradek Notes have not been repaid. See Part II, Item 8 Financial Statements and Supplementary Data, Note 14 “Related Party.”

On December 30, 2019, in conjunction with our closing under the Agreement, we assumed $51,564 in notes payable, secured by certain of our rental properties (the “Secured Notes Payable”). On July 1, 2020, we received a written notice of default (the “Notice of Default”) from Inmost Partners LLC, in its capacity as Noteholder Agent (“Inmost”) to issuer noteholders of the Secured Notes Payable, asserting that certain events of default had occurred with respect to certain Note Issuance and Purchase Agreements each dated as of July 10, 2017 by and among, inter alia, certain Entities we acquired, Inmost, and the issuer noteholders named therein (the “Note Purchase Agreements”). Specifically, Inmost claimed that (i) we failed to satisfy the loan-to-value test (the “LTV Test”) as defined in the Note Purchase Agreements and that (ii) we failed to obtain consent from the Noteholder Agent before transferring the equity interests of certain Entities to US Home Rentals (the “Equity Interest Transfer”) pursuant to the Rental Home Asset Purchase Agreement dated December 20, 2019. The Notice of Default also includes certain demands by Inmost for additional capital contributions by us and Guarantors. As of the date of this filing, we have cured defaults associated with the LTV Test. Additionally, on November 3, 2020, Inmost granted its consent to the Equity Interest Transfer and rescinded the Default Notice in exchange for (i) a new guaranty agreement under which FTE Networks, Inc. and US Home Rentals LLC will jointly and severally guarantee the obligations of certain Entities under the Note Purchase Agreements, (ii) amendments to the Limited Liability Company Agreements for each of the subject Entities to provide for the appointment of a second manager of Noteholder Agent’s choosing, and (iii) amendments to the Note Purchase Agreements.

Convertible Notes Payable

During March 2018, we issued a convertible redeemable note in the principal amount of $2,315. The note was due September 2018, accrues interest at 4% per annum and was secured by shares of our common stock. The note is convertible at any time at the option of the holder into shares of our common stock at a price equal to 50% of the lowest trading prices of our common stock during the prior twenty-one consecutive trading days. As of the date of this filing, the outstanding balance, including penalties and interest, is approximately $2,522, which is past due. We are pursuing a settlement of all amounts due. See Part 1 Item 1. Business, Recent Developments 2019 Internal Investigation and Item 3. Legal Proceedings.

During September 2018, we issued a convertible redeemable note in the principal amount of $525. The note was due September 2019, accrues interest at 4% per annum and was secured by shares of our common stock. The note is convertible at any time at the option of the holder into shares of our common stock at a price equal to 65% of the lowest trading prices of our common stock during the prior twenty-one consecutive trading days. As of the date of this filing, the outstanding balance including penalties and interest, is approximately $1,749 which is past due. We are pursuing a settlement of all amounts due. See Part 1 Item 1. Business, Recent Developments 2019 Internal Investigation and Item 3. Legal Proceedings.

During March 2020, we issued a convertible redeemable note in the principal amount of $1,800. The note is due May 10, 2021, accrues interest at 6% per annum and is secured by a mortgage covering certain real property. The note is convertible at any time at the option of the holder into shares of our common stock at a price equal to 66% of the average of the two lowest daily volume weighted average trading prices of our common stock during the prior twelve consecutive trading days. The outstanding balance is approximately $1,800 as of the date of this filing.

Between April and October 2019, we entered into settlement and release agreements with nine convertible note holders to settle thirteen convertible notes, whereby, we agreed to pay the holders a total of $5,511 in monthly payments through Jan 2021 to settle all existing convertible note principal and interest amounts and remove any conversion features. The balance outstanding on these settlement agreements is approximately $3,335 as of the date of this filing.

Promissory Notes

On July 16, 2020, Cobblestone Ventures, Inc., an entity controlled by our interim CEO, loaned us $70 for working capital purposes, evidenced by a demand note in the principal amount of $70. The note bears an annual interest rate of 10% per annum and matures on November 15, 2020.

On July 31, 2020, Cobblestone Ventures, Inc., an entity controlled by our interim CEO loaned us $250 for working capital purposes, evidenced by a demand note in the principal amount of $250.The note bears annual interest of 10% and matures on November 15, 2020.

The Company is a party to pending legal proceedings arising out of certain of the foregoing loan arrangements. See Part I — Item 3. Legal Proceedings,” for further information regarding the Company’s pending legal proceedings.

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

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our interim chief executive officer (“CEO”) and interim chief financial officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosures.

In connection with the preparation of this Annual Report on Form 10-K, we carried out an evaluation under the supervision of and with the participation of management, including our CEO and CFO, as of December 31, 2019, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our CEO and CFO concluded that as of December 31, 2019, our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described below.

Notwithstanding the existence of the material weaknesses described below, management performed additional analysis and other procedures to ensure that our consolidated financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the consolidated financial statements and disclosures included in this Annual Report on Form 10-K fairly present, in all material respects, in accordance with U.S. GAAP, our financial position, results of operations and cash flows for the periods presented.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, Management has determined that our internal control over financial reporting were not effective as of December 31, 2019, and the periods covered under this Annual Report on Form 10-K due to the material weaknesses described below.

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management, under the supervision of our CEO and CFO, and oversight of the board of directors, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the criteria set forth in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 Framework). Based on this assessment, management has identified deficiencies in our internal controls over financial reporting that contributed to the identified material weaknesses described below  :

●	We lacked sufficient controls over the bank accounts and disposition and transfer of properties acquired from the Rental Home Portfolio Asset Acquisition to protect the company’s assets from misappropriation by third parties;

●	We lacked a sufficient number of resources with assigned responsibility and accountability to ensure the application of generally accepted accounting principles and financial reporting and related internal controls over complex, significant non-routine transactions and routine transactions, which includes the integration of US Home Rentals LLC ;

●	We did not have an effective risk assessment process to identify and analyze changes in business operations resulting from complex, significant non-routine transactions and, in turn, completeness and adequacy of required disclosures;

●	We did not have an effective internal and external information and communication process to ensure that relevant and reliable information was communicated timely across the organization, to enable financial personnel to effectively carry out their financial reporting and internal control roles and responsibilities; and

●	The Company did not design, implement and operate effective monitoring activities over account reconciliations, review and approval of manual journal entries, significant non-routine transaction such as troubled debt restructuring or the asset foreclosure and the timely preparation of financial statements.

The control deficiencies create a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis. Therefore, we concluded that these control deficiencies are material weaknesses and our internal control over financial reporting is not effective as of December 31, 2019.

Management’s Remediation Plan

We have taken steps to enhance our internal control over financial reporting and plan to take additional steps to remediate the material weaknesses. Specifically, the following:

●	Management has closed a significant number of the acquired bank accounts and opened new accounts which require review and approval of disbursements and (2) approvers signatures. Management believes this process will be complete by the December 31, 2020. Management is in the process of setting the proper authorizations and approvals for the disposition and transfer of assets.

●	Management will review the assignment of roles and responsibilities of accounting personnel to ensure the proper matching of technical accounting skills to complex non-routine transactions and financial reporting requirements to ensure our financial reporting objectives are met.

●	Management will document and assess key policies and internal control procedures to strengthen our identification of and accounting for complex, significant non-routine transactions and routine transactions.

●	Management will ensure key process owners and other relevant personnel are adequately trained on our financial reporting processes and internal controls to ensure such processes and controls are performed timely and supported with adequate documentation evidencing control performance.

●	Management will enhance internal communication processes through the formalization of internal control documentation and related documentation standards.

●	Management will formalize and strengthen our oversight and monitoring controls to assess the effective functioning of controls over all components and functional areas of the organization and to monitor compliance with policies and procedures.

Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations and vulnerabilities. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control over Financial Reporting

Except for the material weaknesses discussed above in this Item 9A that were identified in the fourth quarter (and that arose in an earlier period), there were no changes in our internal control over financial reporting during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information.

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

For the Fiscal Year Ended December 31, 2019

Set forth below is information regarding the executive officers and directors for the fiscal year ended December 31, 2019:

Name	Age	Titles
Michael Palleschi	44	Former Chief Executive Officer, President, and Chairman of the Board
David Lethem	61	Former Chief Financial Officer
Lynn Martin	52	Former Chief Operating Officer
Luisa Ingargiola	52	Former Director and Audit Committee Chair
Christopher Ferguson	52	Former Director and Compensation Committee Chair
Patrick O’Hare	52	Former Director and Nominating and Corporate Governance Chair
Brad Mitchell	60	Former Director
Fred Sacramone	50	Former Director and Former Interim Chief Executive Officer
James Shiah	60	Former Director and Audit Committee Chair
Stephen Berini	71	Former Director
Irving Rothman	73	Former Director and Compensation Committee Chair
Jeanne Kingsley	51	Former Director
Richard Omanoff	78	Former Director and Nominating and Corporate Governance Chair

As of the filing of this Annual Report

Set forth below is information regarding our current executive officers and directors as of the filing of this Annual Report on Form 10-K:

Name	Age	Titles	Date of Appointment
Michael P. Beys	48	Interim Chief Executive Officer, President and Director	October 18, 2019 as Director December 11, 2019 as Interim CEO
Munish Bansal	49	CEO of US Home Rentals LLC and CEO-Elect of FTE Networks, Inc.	September 25, 2020 as CEO of US Home Rentals LLC
Ernest J. Scheidemann	60	Interim Chief Financial Officer	May 5, 2020
Richard de Silva	47	Director	October 18, 2019
Peter Ghishan	42	Director and Compensation Committee Chair	October 18, 2019
Joseph Cunningham	72	Director and Audit Committee Chair	October 18, 2019

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

Munish Bansal, Chief Executive Officer of US Home Rentals LLC; CEO-Elect of FTE Networks, Inc.

Mr. Bansal was appointed as Chief Executive Officer of US Home Rentals LLC, the Company’s wholly-owned subsidiary on September 25, 2020. Pursuant to the terms of his employment agreement, Mr. Bansal will transition to the role of Chief Executive Officer of FTE Networks, Inc. following the resumption of trading of the Company’s common stock on an over-the-counter market. Mr. Bansal previously served as the Chief Financial Officer of Home Partners of America, a single-family rental real estate investment trust, from May 2016 to June 2018. Prior to that, Mr. Bansal served as the portfolio manager and Treasurer for the JP Morgan Chase Mortgage business unit. Mr. Bansal received a B.E.E. from the Indian Institute of Technology, Kanpur, India and an M.B.A. from the Indian Institute of Management, Ahmedabad, India.

Ernest J. Scheidemann, Interim Chief Financial Officer

Mr. Scheidemann was appointed Interim Chief Financial Officer on May 5, 2020. Mr. Scheidemann was the CFO of Benchmark from April 2017 through November 2018. From 2008 to 2015, Mr. Scheidemann was CFO of a private global software company. Prior to that, Mr. Scheidemann was the Treasurer and CFO of WCI Communities, a $2.0 billion publicly traded homebuilder from 2004 to 2008 and held various progressive finance and accounting leadership roles with AT&T Corp from 1984 through 1999. Mr. Scheidemann is a Certified Public Accountant. He holds a Certified Global Management Accountant and Certified Financial Forensics designation issued from the American Institute of CPAs. Mr. Scheidemann received a B.A. in Accounting from William Paterson University and M.B.A. in Finance and International Business from Seton Hall University.

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

All current Directors will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. To our knowledge, and based solely on our review of the reports electronically filed by the Reporting Persons, the Company believes that all reports of securities ownership and changes in such ownership required to be filed during the year ended December 31, 2019 were timely filed, except that one Form 4 for each of the following former directors was not timely filed, in each case with respect to shares they received in connection with their respective separation agreements: Luisa Ingargiola, Christopher Ferguson, Patrick O’Hare, and Brad Mitchell and one Form 3 and one Form 4 by TTP8, LLC.

Code of Ethics

Each of the Company’s directors and employees, including its executive officers, are required to conduct themselves in accordance with ethical standards set forth in the Code of Business Conduct and Ethics adopted by the Board of Directors on January 5, 2015.

A copy of the Company’s current Code of Business Conduct and Ethics is available on our website at www.ftenet.com.

Director Nominations

We made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors.

Audit Committee

Our Board has a separately designated standing audit committee, established in accordance with Section 3(a)(58)(A) of the Exchange Act. It is governed by a charter, a copy of which is available on our website, www.ftenet.com. The current members of the audit committee are Joseph Cunningham (Chair) and Peter Ghishan each of whom is considered “independent” under the rules of the SEC. Each member of our audit committee can read and understand fundamental financial statements in accordance with audit committee requirements and our board of directors has determined that Mr. Cunningham is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K, based upon past employment experience in finance and other business experience requiring accounting knowledge and financial sophistication. Our Board also has a standing compensation and nominating and corporate governance committee, comprised as set forth in the table below:

Audit Committee	Compensation Committee	Nominating and Governance Committee
Joseph Cunningham*	Peter Ghishan*	Joseph Cunningham
Peter Ghishan	Joseph Cunningham	Peter Ghishan

* Chairperson of the committee

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information with respect to compensation, in accordance with Regulation S-K, for the years ended December 31, 2019 and 2018 paid to all who served as our chief executive officer and our two most highly compensated executive officers, other than our chief executive officer, whose total compensation exceeded $100,000 (the “named executive officers” or “NEO’s”), including the aggregate fair value of large grants of common stock issued to certain NEO’s. Some of these shares of common stock have either been cancelled and returned to shares to be issued for lack of Board authorization or are the subject matter of a judicial action seeking their return. See Part 1 Item 3. Legal Proceedings.

Summary Compensation Table

Name and Principal		Salary(1)	Bonus	Stock awards	Stock options	All other compensation	Total
Position	Year	$	$	$	$	$	$
Michael Palleschi, Former Chief Executive Officer	2019	58,192	—	—	—	51,761	109,953	(2)
	2018	1,164,572	850,000	16,278,843	—	2,623,370	20,916,785	(3)

David Lethem, Former Chief Financial Officer	2019	91,163				53,211	144,374	(4)
	2018	282,692		3,564,798		741,676	4,589,166	(5)

Lynn Martin, Former Chief Operating Officer	2019	48,660		138,979			187,639	(6)
	2018	356,731				395,400	752,132	(7)

Anthony Sirotka, Former Chief Executive Officer and Chief Administrative Officer	2019	351,346	150,000	—	—	22,188	504,304	(8)
	2018	486,538	—	3,565,150	—	136,457	4,188,145	(9)

Fred Sacramone, Former Chief Executive Officer	2019	173,077	—	—	—	11,094	184,171	(10)

Stephen Goodwin, Former Chief Executive Officer	2019	18,469	—	—		—	18,469	(11)

Michael P. Beys, Current Chief Executive Officer	2019	—	—	—		—	—	(12)

(1)	Amounts reflect net salary (pro-rated in some instances) paid for the respective fiscal year.
(2)	Mr. Palleschi’s total compensation for the year ended December 31, 2019 included: (i) a net salary of $58,192, pro-rated to reflect actual time served; and (ii) approximately $51,761 in perquisites, including automobile and storage allowances. Mr. Palleschi was placed on leave without pay on January 19, 2019 and was subsequently terminated as CEO on May 13, 2019. On April 9, 2019, Mr. Palleschi served the Company with a demand for arbitration alleging a breach of his employment agreement and seeking approximately $11,300,000 in damages. The Company is vigorously contesting the allegations and its liability for any damages and has filed defenses and counterclaims in respect of same. The arbitration is pending in the State of Florida.
(3)	Mr. Palleschi’s total compensation for the year ended December 31, 2018 included:

a.	A net salary of $1,164,572 and $2,623,370 in perquisites, including health, life, dental, disability and vision benefits, automobile and storage allowances, private jet services, personal security, and certain other personal expenses. These and other forms of compensation are in dispute and are the subject of the pending arbitration;
b.	A purported bonus of $850,000 which was paid in 850 shares of Series A Preferred Stock;
c.	905,770 shares of Company common stock issued on or about August 24, 2018 to TLP Investments, LLC (an entity controlled by Mr. Palleschi and/or his spouse) with a fair value of $12,217,931 and 400,524 shares of Company common stock issued on or about October 11, 2018 to Mr. Palleschi with a fair value of $4,060,912. The Company’s board of directors nullified the foregoing issuances to Mr. Palleschi and related parties and is presently engaged in litigation to secure their return to shares to be issued); and

(4)	Mr. Lethem’s total compensation for the year ended December 31, 2019 included: (i) a net salary of $91,163, pro-rated to reflect actual time served; (ii) approximately $53,211 in perquisites, including a vehicle allowance and certain other personal expenses.
(5)	Mr. Lethem’s total compensation for the year ended December 31, 2018 included: (i) a net salary of $282,692; (ii) approximately $741,676 in perquisites, including health, life, dental, disability, and vision benefits, private jet services, automobile allowance, payments to him and his spouse, and certain other personal expenses; and (iii) 351,558 shares of Company common stock issued on or around October 11, 2018 with a fair value of $3,564,798.
(6)	Mr. Martin’s total compensation for the year ended December 31, 2019 included: (i) a net salary of $48,660, pro-rated to reflect actual time served as Chief Operating Officer; and (ii) 40,063 shares of Company common stock issued on or around January 8, 2019 with a fair value of $139,019. Mr. Martin resigned as Chief Operating Officer on January 25, 2019.
(7)	Mr. Martin’s total compensation for the year ended December 31, 2018 included: (i) a net salary of $356,731; and (ii) approximately $395,400 in perquisites including medical, dental, and vision benefits and other wages and advances.
(8)	Mr. Sirotka served as interim CEO from January 19, 2019 until his resignation on October 2, 2019, during which time his compensation included (i) a net salary of $351,346, pro-rated to reflect actual time served; (ii) $22,188.60 in perquisites, including medical, dental and vision benefits; and (iii) a $150,000 bonus in consideration for providing a personal guaranty on certain Company debts.

(9)	Prior to serving as interim CEO, Mr. Sirotka served as the Company’s Chief Administrative Officer (CAO). Mr. Sirotka’s total compensation for his service as CAO for the year ended December 31, 2018 included: (i) a net salary of $486,538; (ii) $136,457 in perquisites, including medical, dental, and vision benefits, an automobile allowance, and certain other personal expenses; and (iii) 351,558 shares of Company common stock issued on or around October 11, 2018 with a fair value of $3,565,150, which Mr. Sirotka returned in 2019.
(10)	Mr. Sacramone served as interim CEO from June 13, 2019 until his resignation on October 21, 2019, during which time his compensation included (i) a net salary of $173,077, pro-rated to reflect actual time served; and (ii) $11,094 in perquisites, including medical, dental, and vision benefits.
(11)	Mr. Goodwin served as interim CEO from October 21, 2019 until his resignation on December 11, 2019. He was paid a total of $18,469 for his service. He currently serves as the Company’s Executive Vice President of Operations.
(12)	Mr. Beys was appointed as interim CEO on December 11, 2019 and currently serves in this capacity. He earned $30,000 pro-rated for his service as the Company’s interim CEO in 2019, which was paid on May 12, 2020.

Employment Agreements

Below is a summary of the employment agreements with named executive officers for the year ended December 31, 2019.

On June 13, 2014, FTE Networks entered into an employment agreement with Michael Palleschi to serve as its Chief Executive Officer in consideration of a salary of $250,000 per year, with standard employee insurance and other benefits through June 13, 2017, including a mandatory arbitration provision. Mr. Palleschi was placed on unpaid leave on January 19, 2019 and later served the Company with a demand for arbitration alleging a breach of his employment agreement on April 9, 2019, seeking damages of approximately $11,900,000. The Company terminated Mr. Palleschi’s employment on May 13, 2019and has challenged the allegations set forth in the demand for arbitration including its liability for any damages thereunder, and has filed defenses and counterclaims in respect of same. The arbitration is pending in the state of Florida.

On June 2, 2014, the Company entered into an employment agreement with David Lethem to serve as its Chief Financial Officer in consideration of a salary of $120,000 per year. The employment agreement had an initial term of three years and was continued on a year-to-year basis thereafter. Mr. Lethem resigned on March 11, 2019 in connection with a transition, separation and general release agreement, pursuant to which the Company agreed to pay Mr. Lethem a severance payment of $87,500. In addition to certain releases and post-employment covenants, Mr. Lethem also returned 466,151 shares of Company common stock. The Company is actively litigating a dispute that arose in connection with Mr. Lethem’s transition, separation, and general release agreement in the State of Florida.

On May 2, 2016, the Company entered into an employment agreement with Lynn Martin to serve as the Company’s Chief Operating Officer in consideration of a salary of $250,000 per year. The employment agreement had an initial term of three years and was continued on a year-to-year basis thereafter. Mr. Martin resigned on January 25, 2019.

The Company has not entered into an employment agreement with Michael Beys in connection with his service as interim CEO; however, the Company’s compensation committee has approved a cash component of Mr. Beys’ overall compensation package which provides for a monthly salary of $50,000 for the duration of his service as interim CEO of which $150,000 has been paid to Mr. Beys for services rendered in 2020.

Munish Bansal, Chief Executive Officer of US Home Rentals LLC; CEO-Elect of FTE Networks, Inc.

On September 25, 2020, Munish Bansal was appointed as Chief Executive Officer of US Home Rentals LLC, the Company’s wholly-owned subsidiary, pursuant to an executive employment agreement. Pursuant to the terms of his employment agreement, Mr. Bansal will transition to the role of Chief Executive Officer of FTE Networks, Inc. following the resumption of trading of the Company’s common stock on an over-the-counter market. Mr. Bansal is to receive, among other things and subject to certain exceptions and conditions set forth therein, (i) an annual base salary of $500,000 (pro-rated for 2020), which salary Mr. Bansal has agreed to defer until the earlier of the closing of an equity capital raise of at least $25 million, or six (6) months, but in no event later than March 15, 2021; (ii) a target bonus equal to 100% of his annual base salary upon the achievement of a performance milestone specified in the Employment Agreement (and the opportunity to earn future cash bonuses equal to 100% of his annual base salary based on performance metrics to be determined annually by the Compensation Committee) (iii) a restricted stock grant pursuant to the Company’s 2017 Omnibus Incentive Plan (the “2017 Plan”), equal to six percent (6%) of the Company’s issued and outstanding common stock, calculated on a fully-diluted basis and subject to certain exceptions and acceleration provisions; (iv) future performance stock awards of up to eight percent (8%) of the Company’s issued and outstanding common stock under the 2017 Plan upon the achievement of certain milestones and subject to certain exceptions and acceleration provisions; (v) customary non-solicitation, non-disparagement and confidentiality provisions; (vi) and a severance for a termination without “cause” or for “good reason.”

Pursuant to the formula set forth in Appendix A of Mr. Bansal’s employment agreement, Mr. Bansal received 1,784,104 shares of restricted common stock as an initial inducement grant, which was calculated based on 25,572,148 shares of issued and outstanding common stock. This amount, however, does not currently account for all the Company’s issued and outstanding securities.

Outstanding Equity Awards at Fiscal Year End

There were no grants of plan-based equity awards or non-equity awards to named executives during the years ended December 31, 2019.

Director Compensation

The following table provides the total compensation for each person who served as a non-employee member of our Board of Directors for each of the fiscal year ended December 31, 2019.

Name	Year	Fees earned or paid in cash ($)		Stock awards ($)	Option awards ($)	All other compensation ($)		Total ($)
Luisa Ingargiola	2019	—		—	—	49,500	(1)	—
Patrick O’Hare	2019	—		—	—	99,000	(2)	—
Brad Mitchell	2019	—		—	—	49,500	(3)	—
Christopher Ferguson	2019	—		—	—	49,500	(4)	—
Directors appointed in the latter half of 2019
Irving Rothman	2019	21,500	(5)	—	—	—		21,500

Richard Omanoff	2019	21,500	(6)	—	—	—		21,500

Jeanne Kingsley	2019	17,500	(7)	—	—	—		17,500

Stephen Berini	2019	17,500	(8)	—	—	—		17,500

James Shiah	2019	51,000	(9)	—	—	—		51,000

Joseph Cunningham	2019	30,000	(10)	—	—	—		30,000

Michael Beys	2019	35,211	(11)	—	—	—		35,211

Peter Ghishan	2019	24,329	(12)	—	—	—		24,329

Richard de Silva	2019	24,329	(13)	—	—	—		24,329

(1)	Compensation paid to Ms. Ingargiola during fiscal year ended December 31, 2019 consisted of 50,000 shares of Company common stock, with a fair value of $49,500, in connection with the terms of a separation agreement dated May 23, 2019.
(2)	Compensation paid to Mr. O’Hare during fiscal year ended December 31, 2019 consisted of a cash payment of $22,500 and 100,000 shares of Company common stock, with a fair value of $99,000, in connection with the terms of a separation agreement dated May 23, 2019.
(3)	Compensation paid to Mr. Mitchell during fiscal year ended December 31, 2019 consisted of a cash payment of $21,692 and 50,000 shares of Company common stock, with a fair value of $49,500, in connection with the terms of a separation agreement dated May 23, 2019.
(4)	Compensation paid to Mr. Ferguson during fiscal year ended December 31, 2019 consisted of 50,000 shares of Company common stock, with a fair value of $49,500, in connection with the terms of a separation agreement dated May 23, 2019.
(5)	Compensation paid to Mr. Rothman during fiscal year ended December 31, 2019 consisted of cash paid for his service on the Board and as chair of the Board’s Compensation Committee.
(6)	Compensation paid to Mr. Omanoff during fiscal year ended December 31, 2019 consisted of cash paid for her service on the Board and as chair of the Board’s Nominating and Corporation Governance Committee.
(7)	Compensation paid to Ms. Kingsley during fiscal year ended December 31, 2019 consisted of cash paid for her service on the Board.
(8)	Compensation paid to Mr. Berini during fiscal year ended December 31, 2019 consisted of cash paid for his service on the Board.
(9)	Compensation paid to Mr. Shiah during fiscal year ended December 31, 2019 consisted of cash paid for his service on the Board, as chair of the Board’s Audit Committee, and as Lead Independent Director.
(10)	Compensation paid to Mr. Cunningham during fiscal year ended December 31, 2019 consisted of cash paid for his service on the Board and as chair of the Board’s Audit Committee.
(11)	As of fiscal year ended December 31, 2019, Mr. Beys had earned and accrued fees for his service on the Board and chair of the Board’s Compensation Committee (pro-rated for time served as a director in Q4 2019) in connection with a Non-Employee Director Compensation Policy approved by the Board on January 13, 2020, with an effective date of October 18, 2019.
(12)	As of fiscal year ended December 31, 2019, Mr. Ghishan had earned and accrued fees for his service on the Board and as chair of the Board’s Compensation Committee (pro-rated for time served as a director in Q4 2019) in connection with a Non-Employee Director Compensation Policy approved by the Board on January 13, 2020 with an effective date of October 18, 2019.
(13)	As of fiscal year ended December 31, 2019, Mr. de Silva had earned and accrued fees for his service on the Board (pro-rated for time actually served as a director in Q4 2019) in connection with a Non-Employee Director Compensation Policy approved by the Board on January 13, 2020 with an effective date of October 18, 2019.

*Board members who are also employees of FTE Networks, Inc. do not receive additional compensation for their service on the board. Accordingly, Michael Palleschi and Fred Sacramone did not receive compensation in connection with their service on the board for fiscal year ended December 31, 2019.

Pension, Retirement or Similar Benefit Plans

As the year ended December 31, 2019, there were no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or the Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of October 31, 2020, certain information concerning the beneficial ownership of our common stock by (i) each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, (ii) each director of our company, (iii) the executive officers of our company, and (iv) all directors and officers of our company as a group. Unless otherwise indicated on the table or the footnotes below, the address for each beneficial owner is c/o FTE Networks, Inc., 237 West 35th Street, Suite 806, New York, NY 10001.

Beneficial ownership is determined in accordance with the rules of SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock that are currently exercisable or exercisable within 60 days of October 31, 2020 are deemed to be beneficially owned by the person holding such securities and for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	% of Class
Directors and Officers
Michael P. Beys, Interim Chief Executive Officer and Director	-	-
Ernest J. Scheidemann, Interim Chief Financial Officer	-	-
Richard de Silva, Director (2)	6,321,329	24.7%
Joseph Cunningham, Director	-	*
Peter Ghishan, Director	-	*
All Directors and Officers as a group (5 persons)	6,321,329	24.7%

5% Shareholders
Lateral Investment Management (Lateral Entities) (3)	6,321,329	24.7%
Suneet Singal (4)	2,255,832	8.8%

* Less than 1%.

(1)	Based on 25,572,148 shares of common stock issued and outstanding as of September 30, 2020. This table does not include shares that will be issued to the Rental Home Portfolio Sellers in connection with the Rental Home Portfolio Acquisition, the inducement grant of restricted common stock issued to Munish Bansal in connection with his executive employment agreement and the grant of restricted common stock to each of Messrs. de Silva, Cunningham, and Ghishan pursuant to the Company’s Non-Employee Director Compensation Policy.

(2)	Mr. de Silva, as managing partner of Lateral Investment Management may be deemed to beneficially own the shares held by the Lateral Entities. This amount does not include a total of 3,935,480 warrants held by the Lateral Entities.

(3)	The Lateral Entities are comprised of Lateral FTE Feeder LLC, Lateral BVM Feeder LLC, Lateral Juscom Feeder LLC, Lateral Partners LLC, Lateral SMA Agent LLC, Lateral US Credit Opportunities Fund, L.P, WVP Emerging Manager Private Onshore Fund, LLC, and Niagara Nominee LP. This amount does not include a total of 3,935,480 warrants held by the Lateral Entities. The address for Lateral Entities is 400 South El Camino Real, Suite 1100, San Mateo, CA 94402.

(4)	This amount includes shares beneficially owned by Mr. Singal’s spouse and TTP8, LLC, an entity controlled by Mr. Singal. The address for TTP8 is 2355 Gold Meadow Way, Suite 160, Gold River, CA 95670.

We know of no arrangements, including pledges, by or among any of the forgoing persons, the operation of which could result in a change of control of us.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Related Persons

Except as disclosed below, none of the following parties has, during our last two fiscal years through the date of this Annual Report on Form 10-K, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, in which the Company is a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of the Company’s total assets for the last two completed fiscal years:

(i)	Any of our directors or officers;

(ii)	Any person proposed as a nominee for election as a director;

(iii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding common shares;

(iv)	Any of our promoters; and

(v)	Any relative or spouse of any of the foregoing persons who has the same house as such person.

Compensation Arrangements - See “Executive Compensation – Summary Compensation Table” and “Executive Compensation – Director Compensation.”

Related Party Transactions:

-

Our former CFO, David Lethem, personally guaranteed several secured equipment financing arrangements, which obligations still had a balance of approximately $157,000 and $291,000 as of December 31, 2019 and December 31, 2018, respectively.

-

We issued two promissory notes to TBK327 Partners, LLC, an entity controlled by Christopher Ferguson, a former member of our Board of Directors who resigned in mid-2019. The first note was issued in or around January 23, 2014 in the principal amount of $177,000 and the second note was issued in or around May 16, 2014 in the principal amount of $80,000 (collectively the “TBK Notes”). As of December 31, 2019, and 2018, the TBK Notes had an aggregate outstanding principal balance of $237,000, for each year.

-

We issued a promissory note to SRM Entertainment Group, LLC, an entity controlled by Christopher Ferguson in or around July 6, 2017 in the principal amount of $137,000 (the “SRM Note”). As of December 31, 2019, and 2018, the SRM Note had an outstanding principal balance of $137,000 for each year.

-	On April 20, 2017, in connection with the Company’s acquisition of Benchmark Builders, Inc. (“Benchmark”), we issued 1,069,538 shares of our common stock to Fred Sacramone (former director) and Brian McMahon, former principals of Benchmark, our former primary operating subsidiary. The shares were valued at $21,658,000 and were part of the purchase price consideration. Additionally, we issued Series A convertible promissory notes in the aggregate principal amount of $12,500,000, Series B Notes in the aggregate principal of $30,000,000, and Series C Notes in the aggregate principal amount of $7,500,000 to Messrs. Sacramone and McMahon. The Series A and Series B notes each had a maturity date of April 20, 2020 and accrued interest at an annual rate of 5% and 3%, respectively. The Series C Notes matured on October 20, 2018 and accrued interest at a rate of 3% per annum. The remaining indebtedness was discharged on July 1, 2020.

-	On or about February 8, 2019, we entered into an agreement for the purchase and sale of $4,000,000 of our future receipts with CFG Merchant Solutions, LLC. This loan was secured by a personal guaranty from our former Interim CEO, Anthony Sirotka.

-	On February 12, 2019, Lateral U.S. Credit Opportunities Fund, L.P. (“Lateral Fund”) received 1,429,638 and Niagara Nominee, LP (a Lateral affiliate) received 268,942 shares of Company common stock, pursuant to the Fourth Amendment to the Lateral Credit Agreement.

-	On February 12, 2019, we issued a promissory note, for cash received, to Fred Sacramone in the principal amount of $1,000,000 pursuant to the Fourth Amendment to the Lateral Credit Agreement and was issued 356,513 shares of the Company’s common stock.

-	On February 20, 2019, Niagara Nominee, LP received 1,005,751 shares of the Company’s common stock for its role as a co-guarantor on a term note issued to LeoGroup Private Investment Access, LLC in the principal amount of $5,000,000, which loan was secured by a personal guaranty from Anthony Sirotka.

-	On July 2, 2019, Brian McMahon acquired 1,351 shares of Series A Preferred Stock and 197 shares of Series A-1 Preferred Stock as partial consideration for restructuring certain of the Mr. McMahon’s promissory notes in conjunction with the Company’s debt restructuring.

-	On July 2, 2019, we entered into an Agreement to Exchange Series A and Series A-1 Convertible Preferred Stock for Series H Preferred Stock (the “Exchange Agreement”), with Mr. McMahon. The Exchange Agreement provided for the exchange by Mr. McMahon of 1,351 shares of the Company’s Series A Preferred Stock and 197 shares of the Company’s Series A-1 Convertible Preferred Stock for 67 shares of Series H Preferred Stock.

-	On July 2, 2019, Fred Sacramone acquired 650 shares of Series A Preferred Stock and 99 shares of Series A-1 Preferred Stock as partial consideration for restructuring certain of the Mr. Sacramone’s promissory notes in conjunction with to the Company’s debt restructuring.

-	On July 2, 2019, we entered into an Agreement to Exchange Series A and Series A-1 Convertible Preferred Stock for the Exchange Agreement, with Mr. Sacramone. The Exchange Agreement provided for the exchange by Mr. McMahon of 650 shares of the Company’s Series A Preferred Stock and 99 shares of the Company’s Series A-1 Convertible Preferred Stock for 33 shares of Series H Preferred Stock.

-	On July 2, 2019, Lateral Fund received 1,049,285 shares of Company common stock and an additional 2,470,220 shares of the Company common stock underlying warrants with an exercise price of $3.00 per share (subject to adjustment); other funds managed by Lateral Management received 450,715 shares of Company common stock and an additional 703,510 shares of Company common stock underlying warrants with an exercise price of $3.00 per share (subject to adjustment); and Niagara received 505,724 shares of Company common stock; in each case, in connection with the extension of additional credit under the Lateral Credit Agreement.

-

On October 10, 2019, we entered into an Agreement Regarding Debt and Series H Preferred Stock with Mr. McMahon and Mr. Sacramone pursuant to which Mr. McMahon released the Company and its affiliates from $18,982,640 in the aggregate of the indebtedness represented by the Amended Series B Benchmark Note (as defined in the Credit Agreement) of the Company held by Mr. McMahon, which had an outstanding amount equal to $21,823,620 at such time.

On October 10, 2019, we entered into an Agreement Regarding Debt and Series H Preferred Stock with Mr. Sacramone and Mr. McMahon pursuant to which Messrs. Sacramone and McMahon released the Company and its affiliates from (i) all obligations represented by a promissory note of the Company in favor of Mr. Sacramone, which had an outstanding amount equal to $1,030,000 and (ii) indebtedness represented by the Series B Notes in the amount of approximately $19,000,000. As a result, the total amount remaining outstanding under the Series A Notes and Series B Notes was $28,000,000 (the “Remaining Indebtedness”). The Remaining Indebtedness was discharged on July 1, 2020.

-	On October 10, 2019, we entered into a Standstill Agreement with each of Mr. McMahon and Mr. Sacramone.

50

-

In October and November 2019, the Board approved a transaction pursuant to which the Company would issue shares of its common stock in exchange for the surrender and cancellation of four promissory notes issued or guaranteed by the Company and held by TTP8, LLC (“TTP8”) as assignee (such notes, the “Promissory Notes”) with aggregate principal and accrued interest outstanding of approximately $3.9 million. On November 15, 2019, the Company, for purposes of effecting the exchange of the Promissory Notes, issued an aggregate of 5,468,379 shares of its common stock to TTP8. Due to a misunderstanding of the operation of Rule 713(a) of the NYSE American Company Guide, the number of shares of common stock issued to TTP8 in connection with the exchange transaction amounted to 26% of the number of shares of the Company’s common stock outstanding prior to the transaction.

After becoming aware of this error, the Board immediately took steps to rescind the original transaction and, concurrently with the execution of a rescission agreement, on December 13, 2019, the Company entered into a Note Exchange Agreement with TTP8 pursuant to which TTP8 agreed to surrender for cancellation four promissory notes originally issued or guaranteed by the Company, and held by TTP8 as assignee, in exchange for the issuance of 4,193,684 shares of our common stock, which was equal to 19.9% of the number of shares of common stock outstanding prior to the transaction and represents an exchange rate of $0.9346.

-	On December 23, 2019, we entered into a Preferred Stock Repurchase Agreement with Fred Sacramone and Brian McMahon, pursuant to which the Mr. Sacramone sold to the Company all of the shares of Series H Preferred Stock owned by Mr. Sacramone for an aggregate purchase price equal to $33.00.

-	On December 23, 2019, we entered into a Preferred Stock Repurchase Agreement with Brian McMahon and Fred Sacramone pursuant to which the Mr. McMahon sold to the Company all of the shares of Series H Preferred Stock owned by Mr. McMahon for an aggregate purchase price equal to $67.00.

-	On January 27, 2020, we issued two senior promissory notes to Benchmark Builders, LLC, one in the principal amount of $4,129,000 and the other in the principal amount of $600,000 (collectively, the “Senior Notes”), each such note is secured by all of our non-real estate assets pursuant to a security agreement of the same date. The $4,129,000 note, which matures on December 1, 2020 and has an annual interest rate of 10%, and obligates us to repay certain monies previously paid or transferred to the Company at the time of the Foreclosure Proposal, including (i) $3,000,000 in cash; (ii) two Working Capital Cash Payments totaling $600,000; and (iii) approximately $529,000 in cash remaining in a Benchmark bank account, was issued in consideration of a $6,000,000 reduction to the $28,000,000 Remaining Indebtedness. The $600,000 note, which has a maturity date of December 1, 2020 and an annual interest rate of 10%, was issued to evidence the loan advanced by Benchmark on January 10, 2020 in the principal amount of $300,000 and an additional $300,000 loan from Benchmark advanced on January 27, 2020. Benchmark Builders, LLC is an affiliate of Lateral, which is controlled by Richard de Silva, a member of our Board of Directors. On September 30, 2020, the terms of these Senior Notes were amended to add a cross-default provision and were assigned to Lateral Home Agent, LLC, an entity controlled by Richard de Silva.

-	On January 27, 2020, Alexander Szkaradek, one of the Equity Sellers and current noteholder, loaned the Company, $100,000 for working capital purposes pursuant to an unsecured demand note at 0% interest per annum. The note is due upon demand.

-	On February 12, 2020, we issued a senior promissory note to Lateral SMA Agent, LLC in the principal amount of $800,000, consisting of approximately $550,000 in expenses and advances previously made by Lateral on behalf of the Company and an additional $250,000 loan from Lateral. The $800,000 note is secured by all of our non-real estate assets pursuant to a security agreement of even date therewith and has a maturity date of November 15, 2020 and an annual interest rate of 10%. Lateral SMA Agent, LLC is an affiliate of Lateral, which is controlled by Richard de Silva. On September 30, 2020, this note was amended to add a cross-default provision and was assigned to Lateral Home Agent, LLC, an entity controlled by Richard de Silva.

-	On February 27, 2020, we issued a senior promissory note to Lateral SMA Agent, LLC in the principal amount of $75,000 for working capital purposes. The note is secured by all of our non-real estate assets pursuant to a security agreement of even date therewith and has a maturity date of November 15, 2020 and an annual interest rate of 10%. Lateral SMA Agent, LLC is an affiliate of Lateral, which is controlled by Richard de Silva, a member of our Board of Directors. On September 30, 2020, this note was amended to add a cross-default provision and was assigned to Lateral Home Agent, LLC, an entity controlled by Richard de Silva.

-	On March 4, 2020, Cobblestone Ventures, Inc., an entity controlled by Michael Beys, the Company’s interim CEO and a member of our Board of Directors, loaned the Company $100,000 for working capital purposes, pursuant to a demand note at 5% per annum. The note, together with accrued interest of $166.67, was repaid on March 16, 2020.

-	On March 5, 2020, Mr. Ghishan, a member of our Board of Directors, loaned the Company $30,000 for working capital purposes, pursuant to a demand note at 5% per annum. The note, together with accrued interest of $45.83, was repaid on March 16, 2020.

-	On April 16, 2020, Cobblestone Ventures, Inc., an entity controlled by Michael Beys, the Company’s interim CEO and a member of our Board of Directors, loaned the Company $100,000 for working capital purposes, pursuant to a demand note at 10% per annum. The note, together with accrued interest of $611.11, was repaid on May 8, 2020.

-	On April 29, 2020, we issued a senior promissory note to Lateral SMA Agent, LLC in the principal amount of $200,000 for working capital purposes. The note is secured by all of our non-real estate assets pursuant to a security agreement of even date therewith and has a maturity date of November 15, 2020 and an annual interest rate of 10%. The note, together with accrued interest of $444.44, was repaid on May 8, 2020. Lateral SMA Agent, LLC is an affiliate of Lateral, which is controlled by Richard de Silva, a member of our Board of Directors. On September 30, 2020, this note was amended to add a cross-default provision and was assigned to Lateral Home Agent, LLC, an entity controlled by Richard de Silva.

-	On July 16, 2020, Cobblestone Ventures, Inc., an entity controlled by Michael Beys, the Company’s interim CEO and a member of our Board of Directors, loaned us $70,000 for working capital purposes, evidenced by a demand note in the principal amount of $70,000. The note bears an annual interest rate of 10% per annum and matures on November 15, 2020.

-	On July 22, 2020, we issued a senior promissory note to Lateral SMA Agent, LLC in the principal amount of $100,000 for working capital purposes. The note is secured by all our non-real estate assets pursuant to a security agreement of even date therewith and has a maturity date of November 15, 2020 and an annual interest rate of 10%. Lateral SMA Agent, LLC is an affiliate of Lateral, which is controlled by Richard de Silva, a member of our Board of Directors. On September 30, 2020, this note was amended to add a cross-default provision and was assigned to Lateral Home Agent, LLC, an entity controlled by Richard de Silva.

-	On July 31, 2020, Cobblestone Ventures, Inc., an entity controlled by Michael Beys, the Company’s interim CEO and a member of our Board of Directors, loaned us $250,000 for working capital purposes, evidenced by a demand note in the principal amount of $250,000. The note bears an annual interest rate of 10% interest and matures on November 15, 2020.

-	On August 3, 2020, we issued a senior promissory note to Lateral SMA Agent, LLC in the principal amount of $250,000 for working capital purposes. The note is secured by all our non-real estate assets pursuant to a security agreement of even date therewith and has a maturity date of November 15, 2020 and an annual interest rate of 10%. Lateral SMA Agent, LLC is an affiliate of Lateral, which is controlled by Richard de Silva, a member of our Board of Directors. On September 30, 2020, this note was amended to add a cross-default provision and was assigned to Lateral Home Agent, LLC, an entity controlled by Richard de Silva.

-	On August 21, 2020, we issued a senior promissory note to Lateral SMA Agent, LLC in the principal amount of $150,000 for working capital purposes. The note is secured by all our non-real estate assets pursuant to a security agreement of even date therewith and has a maturity date of November 15, 2020 and an annual interest rate of 10%. Lateral SMA Agent, LLC is an affiliate of Lateral, which is controlled by Richard de Silva, a member of our Board of Directors. On September 30, 2020, this note was amended to add a cross-default provision and was assigned to Lateral Home Agent, LLC, an entity controlled by Richard de Silva.

On October 1, 2020, we issued a senior promissory note to Lateral Recovery, LLC in the principal amount of $300,000 for working capital purposes. The note is secured by all our non-real estate assets pursuant to a security agreement of even date therewith and has a maturity date of November 15, 2020 and an annual interest rate of 10%. Lateral Recovery, LLC is an affiliate of Lateral, which is controlled by Richard de Silva.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of the Board appointed Turner Stone LLP (“Turner Stone”) as the Company’s independent registered public accountants on February 27, 2020, to audit the consolidated financial statements of the Company for the fiscal years ended December 31, 2017, 2018 and 2019. The Company paid Turner Stone $413,500 in audit fees and $30,000 in audit related fees as of August 31, 2020.

Prior to Turner Stone’s appointment, the Company used Marcum LLP (“Marcum”) as its independent registered public accountant for many years prior thereto, including the fiscal year ended December 31, 2018. Accordingly, the aggregate fees billed for the fiscal year ended December 31, 2018 for professional services rendered by Marcum during December 31, 2018 are described below:

Fee Category	December 31, 2019	December 31, 2018
Audit fees (1)	$—	$442,300
Audit related fees (2)	$—	$464,011	(2)
Total	$—	$906,311

(1)	Aggregate fees billed or expected to be billed by the principal accountant for the audit of the annual financial statements and review of the financial statements included in the registrant’s form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the last two fiscal years.

(2)	Audit related fees consist of fees billed for services rendered in connection with the restatement of the financial statements from December 31, 2017 and December 31, 2016.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

(a)	No financial statement schedules are provided because the information called for is not required or is shown either in the financial statements or notes thereto.

(b)	The following exhibits are provided as required by Item 601 of Regulation S-K (§229.601 of this chapter):

Exhibit Number	Description

2.4	Purchase Agreement dated as of December 20, 2019, by and among (i) FTE Networks Inc., (ii) US Home Rentals LLC, (iii) Alexander Szkaradek, (iv) Antoni Szkaradek, (v) VPM Holdings, LLC, (vi) Kaja 3, LLC, (vii) Kaja 2, LLC, (viii) Kaja, LLC, (ix) Dobry Holdings Master LLC, (x) Vision Property Management, LLC and (xi) Alexander Szkaradek, in his capacity as the representative of the sellers (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on December 23, 2019).
3.1	Certificate of Amendment to the Company’s Articles of Incorporation increasing the aggregate number of shares the Company is authorized to issue (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on April 17, 2018).
3.2	Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed June 25, 2013).
3.3	Certificate of Designation of the Series I Non-Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on December 30, 2019).
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K for the fiscal year ended December 31, 2018, filed on May 11, 2020 (the “2018 Form 10-K”).
4.2	Form of warrant to purchase common stock granted to Lenders in connection with a debt restructuring (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on July 8, 2019).

10.9	Proposal for Surrender of Collateral and Strict Foreclosure dated as of October 10, 2019 from Lateral Juscom Feeder LLC, as Administrative Agent, Lateral Builders LLC, Benchmark Holdings, LLC and the other Lenders named therein, accepted and consented to by FTE Networks, Inc. and the other Credit Parties named therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 11, 2019).
10.13	Senior Secured Promissory Note dated January 27, 2020, issued to Benchmark Builders, LLC in the principal amount of $4,129,000 (incorporated by reference to Exhibit 10.13 to the 2018 Form 10-K.)
10.14	Senior Secured Promissory Note dated January 27, 2020, issued to Benchmark Builders, LLC in the principal amount of $600,000 (incorporated by reference to Exhibit 10.14 to the 2018 Form 10-K.)
10.15	Senior Secured Promissory Note dated February 12, 2020, issued to Lateral SMA, Agent, LLC in the principal amount of $800,000 (incorporated by reference to Exhibit 10.15 to the 2018 Form 10-K.)
10.16	Senior Secured Promissory Note dated February 27, 2020, issued to Lateral SMA, Agent, LLC in the principal amount of $75,000 (incorporated by reference to Exhibit 10.16 to the 2018 Form 10-K.)
10.17	Demand note dated March 4, 2020, issued to Cobblestone Ventures, Inc. in the principal amount of $100,000 (incorporated by reference to Exhibit 10.17 to the 2018 Form 10-K.)
10.18	Demand note dated March 5, 2020, issued to Peter Ghishan in the principal amount of $30,000 (incorporated by reference to Exhibit 10.18 to the 2018 Form 10-K.)
10.19	Demand note dated April 16, 2020, issued to Cobblestone Ventures, Inc. in the principal amount of $100,000 (incorporated by reference to Exhibit 10.19 to the 2018 Form 10-K.)
10.20	Senior Secured Promissory Note dated April 29, 2020, issued to Lateral SMA, Agent, LLC in the principal amount of $200,000 (incorporated by reference to Exhibit 10.20 to the 2018 Form 10-K.)
10.21	Amendment No. 2 to the Agreement Regarding Debt and Series H Preferred Stock, dated as of May 1, 2020, by and between FTE Networks, Inc. and Fred Sacramone and Brian McMahon (incorporated by reference to the 2018 Form 10-K.)
10.22	Demand note dated July 16, 2020, issued to Cobblestone Ventures, Inc. in the principal amount of $70,000.*
10.23	Senior Secured Promissory Note dated July 22, 2020, issued to Lateral SMA, Agent, LLC in the principal amount of $100,000.*
10.24	Demand note dated July 31, 2020, issued to Cobblestone Ventures, Inc. in the principal amount of $250,000.*
10.25	Senior Secured Promissory Note dated August 3, 2020, issued to Lateral SMA, Agent, LLC in the principal amount of $250,000.*
10.26	Senior Secured Promissory Note dated August 21, 2020, issued to Lateral SMA, Agent, LLC in the principal amount of $150,000.*
10.27	Senior Secured Promissory Note dated October 1, 2020, issued to Lateral Recovery, LLC in the principal amount of $300,000.*
10.28	FTE Networks, Inc. Non-Employee Director Compensation Policy.*
10.29	Loan Agreement 1 dated August 26, 2020 by and among DLP Lending Fund LLC and certain Company Borrowers.*
10.30	Promissory Note 1 dated August 26, 2020 by the Company in favor of DLP Lending Fund LLC.*
10.31	Loan Agreement 2 dated August 26, 2020 by and among DLP Lending Fund LLC and certain Company Borrowers.*
10.32	Promissory Note 2 dated August 26, 2020 by the Company in favor of DLP Lending Fund LLC.*
10.33	Loan Agreement 3 dated August 26, 2020 by and among DLP Lending Fund LLC and certain Company Borrowers.*
10.34	Promissory Note 3 dated August 26, 2020 by the Company in favor of DLP Lending Fund LLC.*
10.35	Loan Agreement 4 dated August 26, 2020 by and among DLP Lending Fund LLC and certain Company Borrowers.*
10.36	Promissory Note 4 dated August 26, 2020 by the Company in favor of DLP Lending Fund LLC.*
10.37	Loan Agreement 5 dated August 26, 2020 by and among DLP Lending Fund LLC and certain Company Borrowers.*
10.38	Promissory Note 5 dated August 26, 2020 by the Company in favor of DLP Lending Fund LLC.*
10.39	Loan Agreement 6 dated August 26, 2020 by and among DLP Lending Fund LLC and certain Company Borrowers.*
10.40	Promissory Note 6 dated August 26, 2020 by the Company in favor of DLP Lending Fund LLC.*
10.41	Loan Agreement 7 dated August 26, 2020 by and among DLP Lending Fund LLC and certain Company Borrowers.*
10.42	Promissory Note 7 dated August 26, 2020 by the Company in favor of DLP Lending Fund LLC.*
14.1	Securities Trading Policy adopted by the Board of Directors April 14, 2017 (incorporated by reference to Exhibit 14.1 to the 2018 Form 10-K.)
14.2	Code of Ethics (incorporated by reference to Exhibit 14.2 to the 2018 Form 10-K.)
10.43	Executive Employment Agreement dated September 25, 2020, between FTE Networks, Inc. and Munish Bansal (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 1, 2020).
21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the 2018 Form 10-K.)
23.1	Consent of Independent Auditor*
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
32.2	Certification of the Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

* Filed herewith

** Denotes compensatory plan or management contract

*** Furnished herewith

ITEM 16. Form 10-K Summary.

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FTE NETWORKS, INC.

Date: November 5, 2020	By:	/s/ Michael P. Beys

Principal Executive Officer

Date: November 5, 2020	By:	/s/ Ernest Scheidemann

Principal Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: November 5, 2020	By:	/s/ Michael P. Beys
Michael P. Beys
Interim Chief Executive Officer (principal executive officer)

Date: November 5, 2020	By:	/s/ Ernest Scheidemann
Ernest Scheidemann
Interim Chief Financial Officer (principal financial officer)

Date: November 5, 2020	By:	/s/ Joseph Cunningham
Joseph Cunningham
Director

Date: November 5, 2020	By:	/s/ Peter Ghishan
Peter Ghishan
Director

Date: November 5, 2020	By:	/s/ Richard de Silva
Richard de Silva
Director

FTE NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

FTE Networks Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FTE Networks, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the two years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position for the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Turner, Stone & Company, LLP

Dallas, Texas

November 5, 2020

FTE NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	2019	2018

ASSETS
Current assets:

Cash and cash equivalents	$789	$342
Restricted cash	1,351	—
Accounts receivable, net	742	1,449
Other current assets	649	1,575
Assets of discontinued operations	—	157,677
Total current assets	3,531	161,043

Investment in single-family residential properties
Land	48,264	—
Buildings	181,564	—
Total investment in single-family residential properties	229,828	—
Property and equipment, net	1,038	3,247
Operating lease right-of-use assets	1,038	—
Total assets	$235,435	$164,290

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	2,986	3,402
Accrued expenses and other current liabilities	12,836	4,964
Operating lease liabilities, current portion	557	—
Financing lease liabilities, current portion	69	—
Senior note payable, current portion, net of original issue discount and deferred financing costs	—	34,322
Convertible notes payable, net of original issue discount and deferred financing costs	4,147	4,498
Merchant credit agreements, net of original issue discount and deferred financing costs	—	2,102
Notes payable, current portion, net of original issue discount and deferred financing costs	29,839	3,639
Notes payable, Benchmark Sellers, current portion, net of original issue discount and deferred financing costs	25,049	13,397
Notes payable, related party, current portion, net of original issue discount	10,750	—
Debt derivative liability	4,169	8,038
Warrant derivative liability	6,689	3,558
Liabilities of discontinued operations	—	115,408
Total current liabilities	97,091	193,328

Notes payable and financing leases, non-current portion, net of original issue discount and deferred financing costs	62,962	1,268
Notes payable, Benchmark Sellers, non-current portion, net of original issue discount and deferred financing costs	—	29,153
Notes payable, related party, non-current portion, net of original issue discount and deferred financing costs	230	—
Operating lease liabilities, non-current portion	482	—
Financing lease liabilities, non-current portion	44	—
Total liabilities	160,809	223,749

Commitments and contingencies (Note 17)

Stockholders’ equity (deficit):
Preferred stock; $0.01 par value, 5,000,000 shares authorized:
Series A convertible preferred stock, $1,000 stated value, 4,500 shares designated and 500 shares issued and outstanding at December 31, 2019 and 2018, respectively (liquidation preference $1,586)	—	—
Series A-1 convertible preferred stock, $1,000 stated value, 1,000 shares designated and 295 shares issued and outstanding at December 31, 2019 and 2018, respectively (liquidation preference $973)	—	—
Series I convertible preferred stock, $0.001 stated value, 2,500 shares designated and -0- shares and -0- shares issued and outstanding at December 31, 2019 and 2018, respectively	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized 21,218,464 and 12,286,847 shares issued and outstanding at December 31, 2019 and 2018, respectively	21	12
Additional paid-in capital	131,366	113,881
Shares to be issued	133,311	1,280
Accumulated deficit	(190,072)	(174,632)
Total stockholders’ equity (deficit)	74,626	(59,459)
Total liabilities and stockholders’ equity (deficit)	$235,435	$164,290

The accompanying notes are an integral part of these consolidated financial statements.

FTE NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the Year Ended December 31,
	2019	2018

Revenue, net of discounts	$7,518	$15,103
Cost of revenues	7,540	13,720
Gross (deficit) profit	(22)	1,383

Operating expenses
Compensation expense	6,869	28,583
Selling, general and administrative expenses	14,065	31,103
Loss (gain) on sale of asset	399	(13)
Loss on lease termination (Note 9)	3,708	—
Total operating expenses	25,041	59,673
Operating loss	(25,063)	(58,290)

Other income (expenses)
Interest expense	(10,355)	(9,067)
Amortization of deferred financing costs and debt discount	(27,173)	(48,248)
(Loss) gain on debt derivative	(1,602)	17,177
Change in warrant fair value	(426)	11,678
(Loss) on issuance of debt	(67)	(5,391)
Gain on troubled debt restructuring	5,028	—
Gain on senior lender foreclosure	31,538	—
Extinguishment (loss) gain	(1,287)	26,718
Other (expense) income, net	(287)	(129)
Total other income (expenses), net	(4,631)	(7,262)
Loss from continuing operations before income taxes	(29,694)	(65,552)
Income taxes expense	—	—
Net loss from continuing operations	(29,694)	(65,552)
Discontinued operations, net of tax	14,254	18,960
Net loss	(15,440)	(46,592)
Preferred stock dividends	(80)	(80)
Net loss attributable to common shareholders	$(15,520)	$(46,672)

Basic and diluted income (loss) per common share
Continuing operations	$(1.57)	$(8.53)
Discontinued operations	$0.75	$2.47
Net loss per common share	$(0.82)	$(6.06)

Weighted average number of common shares outstanding
Basic and diluted	18,964,886	7,688,796

The accompanying notes are an integral part of these consolidated financial statements.

FTE NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

(in thousands, except for share information)

						Shares		Total
	Preferred stock		Common stock		Paid in	to be	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	(Deficit)
January 1, 2018	2,575	$—	5,620,281	$6	$56,979	$250	$(128,040)	$(70,805)
Common shares issued to investors	—	—	902,784	1	7,100	(6,306)	—	795
Common shares issued to employees	—	—	1,328,663	1	16,605	—	—	16,606
Common shares issued to consultants	—	—	810,106	1	8,686	—	—	8,687
Common shares issued to board of directors	—	—	33,000	—	533	—	—	533
Common shares issued to settle legal matter	—	—	58,083	—	553	—	—	553
Common shares issued to settle debt	—	—	40,000	—	919	—	—	919
Common shares issued to Senior Lender	—	—	854,599	1	1,096	—	—	1,097
Common shares issued for convertible notes – inducement	—	—	199,379	—	2,156	—	—	2,156
Common shares issued to convert debt	—	—	1,901,520	2	16,336	—	—	16,338
Common shares issued for convertible notes – financing, settlement and prepayment	—	—	11,519	—	185	—	—	185
Warrants exercised	—	—	429,027	—	1,818	—	—	1,818
Exchange of Series G convertible preferred stock for common stock	(1,780)	—	178,000	—	—	—	—	—
Share-based compensation	—	—	—	—	1,831	—	—	1,831
Shares to be issued	—	—	—	—	(761)	7,336	—	6,575
Shares returned to outstanding	—	—	(80,114)	—	(75)	—	—	(75)
Accrued dividends -preferred stock	—	—	—	—	(80)	—	—	(80)
Net loss	—	—	—	—	—	—	(46,592)	(46,592)
December 31, 2018	795	$—	12,286,847	$12	$113,881	$1,280	$(174,632)	$(59,459)
Common shares issued to investors	—	—	160,000	—	1,280	(1,280)	—	—
Common shares issued to employees	—	—	62,839	—	218	—	—	218
Common shares issued to board of director	—	—	250,000	—	248	—	—	248
Common shares issued to a note guarantor	—	—	1,005,751	1	1,960	—	—	1,961
Common shares issued to a lender	—	—	356,513	—	613	—	—	613
Common shares issued to Senior lender	—	—	3,704,304	4	5,044	—	—	5,048
Common shares issued for convertible notes – inducement	—	—	35,056	—	94	—	—	94
Common shares issued to convert debt	—	—	3,123,548	3	6,783	—	—	6,786
Common shares issued in the settlement of convertible debt			353,202	1	155	—	—	156
Common shares to be issued for the acquisition	—	—	—	—	—	15,385	—	15,385
Series I preferred shares to be issued for the acquisition	—	—	—	—	—	117,926	—	117,926
Shares returned to outstanding	—	—	(119,596)	—	—	—	—	—
Share-based compensation	—	—	—	—	1,170	—	—	1,170
Accrued dividends -preferred stock	—	—	—	—	(80)	—	—	(80)
Net loss	—	—	—	—	—	—	(15,440)	(15,440)
December 31, 2019	795	$—	21,218,464	$21	$131,366	$133,311	$(190,072)	$74,626

FTE NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(15,440)	$(46,592)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	1,562	934
Amortization of intangible assets	6,759	8,004
Amortization of debt discount and deferred financing costs	27,172	52,259
Provision for bad debts	(101)	(351)
Gain on disposal of assets - foreclosure	(31,538)	—
Loss on sale and disposal of asset	399	3,310
Payment in-kind interest- convertible debt	860	2,167
Payment in-kind interest, Benchmark Sellers	2,711	1,730
Share-based compensation	1,388	18,438
Common shares issued for board of director fees	248	533
Common shares issued for convertible note modifications, amendments, redemption agreements and settlements	—	805
Common shares issued for consulting services	—	8,686
Loss on issuance of convertible debt	67	5,319
Prepayment and late fee penalties on convertible note payments	2,728	1,078
Loss on debt conversion and repayment	3,741	—
Gain on troubled debt restructuring, net	(5,028)	—
Gain on extinguishment of debt	—	(35,425)
Gain on extinguishment of Benchmark Sellers notes	—	(530)
(Loss) gain on merchant credit and note payable settlement, net	(288)	987
(Gain) loss on warrant derivative liability	426	(11,678)
Loss (gain) on convertible derivative liability	1,601	(17,177)
Loss on lease termination	3,708	—
Accrued dividends, preferred stock	(80)	(80)
Benefit from deferred income taxes	—	1,591
Changes in operating assets and liabilities:
Decrease (increase) in receivables	16,580	(11,998)
Decrease (increase) in cost and estimated earnings in excess of billings on uncompleted contracts	6,210	(3,530)
Net decrease in other current assets	871	3,229
Net (decrease) increase in accounts payable and accrued liabilities	(28,853)	36,120
Increase in due to related party	—	25
Net cash (used in) provided by operating activities	(4,297)	17,854

Cash flows from investing activities:
Net cash paid for US Home Rentals asset acquisition	(250)	—
Net cash received from US Home Rentals asset acquisition	109	—
Net restricted cash received from US Home Rentals asset acquisition	1,351	—
Purchase of property and equipment	(22)	(631)
Cash transferred to Benchmark Builders upon foreclosure	(8,029)	—
Net cash used in investing activities	(6,841)	(631)

Cash flows from financing activities:
Proceeds from issuance of convertible notes	550	15,226
Payments on convertible notes	(952)	(5,947)
Proceeds from issuance of merchant credit agreements	2,755	17,356
Payments on merchant credit agreements	(13,957)	(47,545)
Proceeds from issuance of notes payable, net	5,835	650
Payments on notes payable, financing leases and settlement notes	(3,850)	(1,981)
Proceeds from issuance of senior note payable, net	12,632	2,115
Payment of Benchmark Seller notes	—	(7,541)
Payments on notes payable – related parties	(16)	(420)
Proceeds from sale of common stock	—	7,370
Proceeds from exercise of warrants	—	562
Payment of deferred financing costs	(1,889)	(540)
Net cash provided by (used in) financing activities	1,108	(20,695)

Net decrease in cash and cash equivalents	(10,030)	(3,472)
Cash and cash equivalents at beginning of year	12,170	15,642
Cash and cash equivalents at the end of year	2,140	12,170

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,114	$5,083
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities:
Debt issued for US Home Rentals asset acquisition	$85,507	$—
Related party debt issued for acquisition of US Home Rentals asset acquisition	$10,980	$—
Preferred Series I shares to be issued for acquisition of US Home Rentals asset acquisition	$117,782	$—
Common shares to be issued for acquisition of US Home Rentals asset acquisition	$15,529	$—
Common shares issued for convertible note conversions	$3,045	$16,338
Common shares issued for convertible note inducement	$94	$2,156
Common shares issued to noteholder for debt discount	$7,009	$1,097
Common shares issued for note payable and other accrued debt conversions and inducement	$613	$853
Common shares issued for cashless warrant exercise	$—	$1,256
Common shares issued to investors held in shares to be issued	$1,280	$—
Common shares issued for debt modification	$156	$—
Note payable issued for settlement of convertible notes	$5,012	$—
Note payable issued for settlement of litigation	$60	$—
Debt discount and deferred financing costs from issuance of merchant credit agreements	$1,535	$34,602
Debt discount and deferred financing costs from issuance of convertible notes payable	$591	$2,082
Debt discount from warrant and conversion derivative liability	$2,264	$14,647
Debt discount and deferred financing costs from issuance of notes payable	$166	$741
Issuance of notes payable and financing leases for the purchase of fixed assets	$—	$25
Receivable from merchant credit agreement overdraw	$131	$885
Senior lender accrued interest converted to principal	$—	$2,816
Effect of adopting the new leasing standard	$2,242	$—
Notes payable classification from related party	$48,169	$—

The accompanying notes are an integral part of these consolidated financial statements.

FTE NETWORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

FTE Networks, Inc. (collectively with its subsidiaries, “FTE” or the “Company”), by and through its wholly-owned subsidiary, US Home Rentals, LLC, (“USHR”) is a major owner and operator of single-family rental homes in tier 3 and 4 markets. With approximately 3,200 rental home properties across the United States, FTE seeks to transform its sizeable rental home portfolio into high quality single-family homes to meet the demands and needs of an evolving real estate market and demographic.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U. S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments are based on historical information, information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ materially from those estimates.

Reclassification

Certain reclassifications have been made to the 2018 consolidated financial statement presentation to correspond to the current year’s presentation. Reclassifications primarily relate to related party borrowings as of December 31, 2018, which are no longer considered related party borrowings as of December 31, 2019, due to the disposition of Benchmark Builders, Inc. (“Benchmark”) on October 10, 2019. (see Notes 4 and 12). Total stockholders’ equity (deficit) and net loss are unchanged due to these reclassifications.

Liquidity and Managements’ Plans

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

At December 31, 2019, the Company had $2,140 in cash and working capital deficit of $93,561. The Company reported aggregated net losses from continuing operations of $95,246 for the two-year period ended December 31, 2019.

Management has assessed the Company’s ability to continue as a going concern in accordance with the requirement of ASC 205-40. Management believes the Company’s present cash flows from operations will not enable it to meet its obligations for the twelve months from the date these consolidated financial statements are available to be issued. Management currently has available certain bridge financing from a significant shareholder to fund its operations, but is actively seeking new sources of financing at more favorable terms and conditions, that will enable the Company to meet its obligations for the twelve-month period from the date the financial statements are available to be issued. There is no assurance that management will be successful in raising additional funds.

NOTE 2. SUMMARY OF SIGNIFICANT POLICIES

Acquisition of Real Estate Assets

Upon the acquisition of real estate assets, the Company evaluates its acquired single-family residential properties for purposes of determining whether a transaction should be accounted for as an asset acquisition or business combination. The Company expects that substantially all of its transactions will be accounted for as asset acquisitions. The Company’s purchase of the residential real estate was treated as an asset acquisition and recorded at fair value at the acquisition date, which is allocated between land and building, based upon their relative fair values as of the date of acquisition.

Cash and Cash Equivalents and Restricted Cash

Cash consisting of interest-bearing demand deposits is carried at cost, which approximates fair value. The Company considers cash in banks and holdings of highly liquid investments with original maturities of three months or less when purchased to be cash or cash equivalents. At various times throughout the year, and as of December 31, 2019, some accounts held at financial institutions were in excess of the federally insured limit of $250. The Company reduces its exposure to credit risk by maintaining its cash deposits with major financial institutions and monitoring their credit ratings. The Company has not experienced any losses on these accounts and believes credit risk to be minimal.

As a condition of certain loan arrangements associated with the Rental Home Portfolio Asset Purchase, the Company is restricted as to use of funds of certain bank accounts without the approval of the lender. (See Note 4). These balances have been excluded from the Company’s cash and cash equivalents balance and are classified as restricted cash in the Company’s consolidated balance sheets.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses due to the inability of its customers and lessees to make the required payments. Management analyzes the collectability of rents, trade accounts and other receivables and the adequacy of the allowance for doubtful accounts on a regular basis taking into consideration the aging of the account balances, historical bad debt experience, customer concentration, customer credit-worthiness, customer financial condition and credit report and the current economic environment. In addition, an allowance is established when it is probable that a specific receivable is not collectible, and the loss can be reasonably estimated. Amounts are written off against the allowance when they are considered to be uncollectible. The allowance for doubtful accounts is included in general and administrative expenses in the consolidated statements of operations

Deferred Financing Costs and Amortization of Deferred Financing Cost

Deferred financing costs relate to the Company’s debt instruments, the short- and long-term portions of which are reflected as a deduction from the carrying amount of the related debt instruments, including the Company’s Senior Debt. Deferred financing costs are amortized using the straight-line method over the term of the related debt instrument which approximates the effective interest method.

Long-Lived Assets- Impairments

The Company’s long-lived assets consist primarily of its investment in real estate and property and equipment. Depreciation is computed on a straight-line basis over the remaining useful lives of the related tangible assets. Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

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

Revenue and Cost of Goods Sold Recognition

On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers, (“ASU 2014-09”) and all subsequent amendments, which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets. The core principle of ASU 2014-09 is that revenue is recognized when the transfer of goods or services to customers occurs in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. ASU 2014-09 requires the disclosure of sufficient information to enable readers of the Company’s consolidated financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 also requires disclosure of information regarding significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract.

The Company recognizes revenue from continuing operations from two sources, rental income and telecommunications services.

Rental Income

Rental income is recognized on a straight-line basis over the life of the respective leases when collectability is reasonably assured, and the tenant has taken possession or controls the physical use of the leased assts. Tenant recoveries related to reimbursement of real estate taxes, insurance and other expenses are recognized as revenue in the period the applicable costs are incurred.

Telecommunications Services

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

Discontinued Operation

Prior to the strict foreclosure of the Company’s equity interests in Benchmark on October 10, 2020, which is classified as discontinued operations on the Company’s consolidated balance sheets and statement of operations, the Company derived revenue from construction services at Benchmark from short-term construction projects ranging from 6 to 12 months in duration under fixed-price contracts. The Company determined that these short-term construction projects provided a distinct service and, therefore, qualified as one performance obligation as the promise to transfer the individual goods or services were not separately identifiable from other promises in the contracts and, therefore, not distinct. Revenue from fixed-price contracts provided for a fixed amount of revenue for the entire project, subject to certain additions for modified scope or specifications to the original project. Revenue was recognized over time, because of the continuous transfer of control to the customer as all the work is performed at the customer’s site and, therefore, the customer controls the asset as it is being constructed. This continuous transfer of control to the customer is further supported by clauses in the contract that allow the customer to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit and take control of any work in process.

Under ASC 606, the cost-to-cost measure of progress continues to best depict the transfer of control of assets to the customer, which occurs as the Company incur costs. Contract costs include labor, material, and other direct costs. Contract modifications are routine in the performance of the contracts. Contracts are often modified to account for changes in the contract specifications or requirements. In most instances, contract modifications are for goods or services that are not distinct, therefore, accounted for as part of the existing contract. Cost to obtain contracts (pre-contract costs) are generally charged to expense as incurred and included in operating expenses on the consolidated statements of operations.

Certain construction contracts include retention provisions to provide assurance to the customers that the Company will perform in accordance with the contract terms and therefore, not considered a financing benefit. The balances billed but not paid by customers pursuant to these provisions generally become due upon completion and acceptance of the project work or products by the customer. The Company has determined that there are no significant financing components in its contracts during the year ended December 31, 2018.

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

Stock-Based Compensation

Compensation expense for all stock-based employee and director compensation awards granted is based on the grant date fair value estimated in accordance with the provisions of ASC Topic 718, Stock Compensation (“ASC 718”). The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Vesting terms vary based on the individual grant terms. These costs are recorded in selling, general and administrative expenses.

The Company estimates the fair value of stock-based compensation awards on the date of grant using the Black-Scholes-Merton option pricing model. This method considers among other factors, the expected term of the award and the expected volatility of the Company’s stock price. Expected terms are calculated using the Simplified Method, volatility is determined based on the Company’s historical stock price and the discount rate is based upon U.S. treasury rates with instruments of similar expected terms.

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

Warrant Liability

The Company accounts for certain common stock warrants outstanding as a liability at fair value and adjusts the instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statements of operations. The fair value of the warrants issued by the Company has been estimated using the Monte Carlo simulation and or the Black-Scholes-Merton model.

Leases

The Company leases corporate and regional office space and related office equipment. Certain vehicle leases, subject to purchase options are leased under finance leases. As of January 1, 2019, these leases are accounted for under the ASC 842, Leases ( See Note 3).

The Company accounts for leases for the corporate and regional offices as operating leases. The lease term may include options to extend or terminate the lease when it is reasonably certain the Company will exercise that option. For leases with initial terms greater than 12 months, we record operating lease right-of-use assets and corresponding operating lease liabilities. Operating lease right-of-use assets represent our right to use the underlying asset for the lease term and operating lease liabilities represent our obligation to make the related lease payments. These assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.

We have elected the short-term lease recognition exemption for our office equipment leases and therefore do not record these leases on our consolidated balance sheets. These office equipment leases are not material to our consolidated financial statements.

Embedded Conversion Features

The Company evaluates embedded conversion features within convertible debt to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in the Statement of Operations in accordance with ASC 815. If the conversion feature does not require recognition of a bifurcated derivative, the convertible debt instrument is evaluated for consideration of any beneficial conversion feature (“BCF”) requiring separate recognition. When the Company records a BCF, the intrinsic value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument (offset to additional paid-in capital) and amortized to interest expense over the life of the debt.

Sequencing

As of October 13, 2016, the Company adopted a sequencing policy whereby all future instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees or directors and convertible preferred stock.

Equity Preferred Stock

The Company applies the classification and measurement principles in accordance with ASC 815 with respect to accounting for its issuance of preferred stock. The Company evaluates convertible preferred stock at each reporting date for appropriate balance sheet classification.

Segments

The Company operates in two segments in accordance with the ASC Topic 280 “Segment Reporting”, (“ASC 280”). Operating segments as defined in ASC 280, are components of public entities that engage in business activities from which they may earn revenues and incur expenses for which separate financial information is available and which is evaluated regularly by the Company’s chief operating decision maker in deciding how to assess performance and allocate resources. The two primary segments are the infrastructure segment and real estate segment. The Company is reporting one segment as the acquisition of the real estate segment occurred on December 30, 2019, no results from operations or cash flows were recorded in the Company’s financial statement during 2019 for the real estate segment.

Advertising

Advertising costs, if any, are expensed as incurred. For the years ended December 31, 2019 and 2018, the Company’s spending on advertising was immaterial.

Customer Concentrations

For the years ended December 31, 2019 and 2018, the Company had three customers that exceeded 10% of revenues from the infrastructure segment. These customers accounted for 75% and 68% of revenues in each of the years ended December 31, 2019 and 2018, respectively.

(in thousands)	Revenues		% of Total Revenue
	2019	2018	2019	2018
Customer A	$2,620	$4,368	35%	29%
Customer B	$1,963	$2,816	26%	20%
Customer C	$1,081	$1,952	14%	13%

(in thousands)	Accounts Receivable		% of Accounts Receivable
	2019	2018	2019	2018
Customer A	$325	$552	44%	38%
Customer B	$267	$—	36%	—%
Customer C	$—	$216	—%	15%
Customer D	$—	153	—	10%

The Company’s infrastructure segment customer base is highly concentrated. Revenues are non-recurring, project-based revenues, therefore, it is not unusual for significant period-to-period shifts in customer concentrations. Revenue may significantly decline if the Company were to lose one or more of its significant customers, or if the Company were not able to obtain new customers upon the completion of significant contracts.

Net Loss Per Common Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders (the numerator) by the weighted average number of common shares outstanding for the period (the denominator). Diluted net income per common share attributable to common shareholders is computed by dividing net income by the weighted average number of common shares outstanding during the period adjusted for the dilutive effects of common stock equivalents. In periods when losses from continuing operations are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. For the years ended December 31, 2019 and 2018 no dilutive effect for common stock equivalents was considered in the calculation of diluted loss per share as their effect was anti-dilutive.

The Company had the following common stock equivalents at December 31, 2019 and 2018.

	2019	2018
Convertible preferred stock, Series A	1,548,666	2,395,830
Convertible preferred stock, Series A-1	975,508	767,040
Convertible preferred stock, Series H	—	—
Convertible notes	8,686,546	21,303,158
Common stock warrants	—	287,484
Options	—	19,010
Total potentially dilutive shares	11,210,720	24,772,522

The above table excludes any common shares related to the convertible debt for the Series A and Series B notes since such debt is only convertible at the then prevailing market price upon default.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02 – Leases (Topic 842), (“ASU 2016-02”). For all leases with terms greater than 12 months, the new guidance requires lessees to recognize right-of-use assets and corresponding lease liabilities on the balance sheet and to disclose qualitative and quantitative information about lease transactions. The new standard maintains a distinction between finance leases and operating leases. As a result, the effect of the new guidance on leases in the statement of operations and statement of cash flows is largely unchanged.

Effective January 1, 2019, the Company adopted the requirements of ASU 2016-02 using the transition provisions at the date of adoption instead of at the earliest comparative period presented in the financial statements. Accordingly, comparative financial statements for periods prior to the date of adoption were not adjusted. The Company elected the package of practical expedients permitted under the transition guidance. Utilizing the practical expedients, the Company did not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, or (iii) initial direct costs for any existing leases.

The impact of the adoption of ASU 2016-02 on the accompanying consolidated balance sheets resulted in recording operating right-of-use assets and lease liabilities of approximately $2,032 and $2,032, respectively, at January 1, 2019.Comparative periods presented reflect the former lease accounting guidance and the required comparative disclosures are included in Note 3. The adoption of ASU 2016-02 did not have a material impact on our consolidated statements of operations or cash flows.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting, (“ASU 2018-07”). The standard simplifies the accounting for share-based payments granted to nonemployees for goods and services. In accordance with ASU 2018-07, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The adoption of ASU 2018-07 on January 1, 2019 did not have a material impact on the consolidated statements of operation or cash flows.

In July 2017, the FASB issued ASU 2017-11 – Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. ASU 2017-11 is intended to reduce the complexity associated with the issuer’s accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, the Board determined that a down round feature (as defined) would no longer cause a freestanding equity-linked financial instrument (or an embedded conversion option) to be accounted for as a derivative liability at fair value with changes in fair value recognized in current earnings. ASU 2017-11 is effective for fiscal years, and interim periods within fiscal years beginning after beginning after December 15, 2018. The adoption of ASU 201-11 on January 1, 2019 did not have a material impact on the consolidated statements of operation or cash flows.

In July 2018, the FASB issued ASU 2018-09, Codification Improvements. These amendments provide clarifications and corrections to certain ASC subtopics including Compensation – Stock Compensation – Income Taxes (Topic 718-740), Business Combinations – Income Taxes (Topic 805-740) and Fair Value Measurement – Overall (Topic 820-10). The adoption of ASU 2018-09 on January 1, 2019 did not have a material impact on the consolidated statements of operation or cash flows.

Accounting Pronouncements Issued

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). The new guidance requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This pronouncement will be effective for fiscal years beginning after December 15, 2019. The Company is currently evaluating the effect of the standard on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12 – Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions regarding the incremental approach for intra-period tax allocations, deferred tax liabilities for equity method investments, and general methodology calculations when a year-to-date loss exceeds the anticipated loss. Additionally, ASU 2019-12 further simplifies accounting for income taxes by requiring certain franchise taxes to be accounted for as income-based tax or non-income-based tax, requiring evaluation of the tax basis of goodwill in business combinations, specifying the requirements and elections for allocating consolidated current and deferred tax expense to legal entities separately not subject to tax and requiring reflection of the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The various amendments can be applied on a retrospective, modified retrospective, or prospective basis, depending on the amendment. The Company is currently evaluating the effect of the standard on its consolidated financial statements.

NOTE 3. LEASES

As of December 31, 2019, operating leases and finance leases are included in the Consolidated Balance Sheets as follows:

	Classification
Lease assets
Operating right-of-use assets, net		$1,038
Finance right-of-use assets, net	Property, plant and equipment, net	—
Total lease assets		$1,038
Lease Liabilities
Operating lease liabilities, current		$557
Operating lease liabilities, non-current		482
Finance lease liabilities, current	Notes payable, current portion, net of original issue discount and deferred financing fees	69
Finance lease liabilities, non-current	Notes payable and financing leases, non-current portion, net of original issue discount and deferred financing fees	44
Total lease liabilities		$1,152

Rental expense, resulting from property lease agreements, for the year ended December 31, 2018 was approximately $1,373. Operating lease costs are recorded on a straight-line basis over the lease term. The components of lease cost from continuing operations recognized within the Consolidated Statements of Operations were as follows for the year ended December 31, 2019:

Operating leases
Operating lease costs	$657
Variable lease costs	—
Short-term lease costs	—
Total operating lease costs	$657

Maturities of lease liabilities as of December 31, 2019 are as follows:

	Operating	Finance	Total
Year ended December 31, 2020	$909	$76	$985
Year ended December 31, 2021	762	31	793
Year ended December 31, 2022	239	15	254
Year ended December 31, 2023	—	—	—
Year ended December 31, 2024	—	—	—
Year ended December 31, 2025 and Thereafter	—	—	—
Total lease payments	1,910	122	2,032
Less imputed lease interest	(871)	(9)	(880)
Total lease liabilities	$1,039	$113	$1,152

Minimum lease payments under ASC 840, Leases, as of December 31, 2018, are as follows:

2019	402
2020	280
2021	269
2022	239
2023	—
Thereafter	—
Total Lease Obligations	$1,190

Additional information related to our leasing arrangements is presented as follows:

	Year ended December 31, 2019
	Operating leases	Financing leases
Weighted average remaining lease term	1.74	$1.78
Weighted average discount rate	16%	8%
Operating cash flows from operating leases	746	—
Financing cash flows from financing leases	—	(527)

NOTE 4. ASSET ACQUISITION

On December 20, 2019, the Company entered into a purchase agreement (the “Rental Home Portfolio Asset Purchase Agreement”) with (i) USHR, (ii) the holders (the “Equity Sellers”) of 100% of the equity interests in the entities owned by the Equity Sellers that collectively hold a real estate asset portfolio consisting of 3,184 rental homes located across the United States (the “Entities”), (iii) Vision Property Management, LLC, a South Carolina limited liability company (“Vision” and together with the Equity Sellers, the “Sellers”), and (iv) Alexander Szkaradek, in his capacity as the representative of the Sellers (the “Sellers’ Representative”). On December 30, 2019, the parties amended the Rental Home Portfolio Agreement in order to address certain changes to the Rental Home Portfolio Agreement, including, among other things, to allow the $9,750 balance of the cash portion of the purchase price to be paid in cash or short-term promissory notes, and to reduce the Equity Sellers’ indemnification deductible to $100. On December 30, 2019, the Company completed the acquisition of the Entities pursuant to the Rental Home Portfolio Agreement, as amended. The Company accounted for the asset acquisition in accordance with ASC 350, Intangibles-Goodwill and Other, whereby the purchase price was allocated to the individual assets purchased and liabilities assumed based on their fair value.

Pursuant to the Rental Home Portfolio Asset Purchase, as amended, USHR purchased (a) all of the equity interests in the Entities and (b) all of rental home portfolio assets that are related to its business, including certain assumed contracts and assumed intellectual property, excluding certain specified assets. The fair value of consideration transferred was $229,828 consisting of (i) $250 of cash; (ii) $9,750 in promissory notes payable on or before March 31, 2020 as extended by the forbearance period; (iii) the amount of outstanding indebtedness of the Entities, of $86,737, of which $1,230 was due to related parties; (iv) 4,222,474 shares of the Company’s common stock, par value $0.001, which had a fair value at the time of acquisition of $15,385; and (v) shares of a newly designated Series I Non-Convertible Preferred Stock having a fair value of $117,926 at the date of acquisition.

The following table summarizes the fair value of the consideration transferred for the acquisition of Rental Home Portfolio Assets:

Cash	$250
Promissory notes payable, related party	9,750
Assumed indebtedness	85,507
Assumed indebtedness, related party	1,230
Assumed legal settlements	1,240
Common stock	15,385
Series I non-convertible preferred stock	117,926
Less: Cash received	(109)
Restricted cash received (1)	(1,351)
Consideration paid	$229,828

(1)The Company is required to keep certain accounts at the issuing bank for one of the assumed notes payable for the i) aggregate amount of interest due and payable under all outstanding issuer notes on the next monthly payment date, and ii) the estimated costs and expenses related to the ownership, servicing, operation and maintenance of the purchased assets and iii) reserve for applicable tax liabilities, with cash balances temporarily restricted for regular business operations.

The following table summarizes the acquisition date fair value of the purchase price allocation assigned to each major class of assets acquired and liabilities assumed as of December 30, 2019, the closing date for the Rental Home Portfolio Assets:

ASSETS ACQUIRED
Single-home residential rental properties	$
Land		48,264
Buildings		181,564
Total Assets Acquired		229,828

LIABILITIES ASSUMED
Notes payable		85,507
Notes payable, related party		1,230
Legal settlements		1,240
Total Liabilities Assumed		87,977

Total consideration transferred		$141,851

The fair values are based on management’s analysis, including work performed by third-party valuation specialists. A number of significant assumptions and estimates were involved in the application of the valuation methods, including revenues, royalty rates, expenses, tax rates, capital spending, discount rates, and working capital changes. Cash flow forecasts were generally based on USHR forecasts. Valuation methodologies used for the identifiable assets acquired and liabilities assumed utilize Level 1, Level 2, and Level 3 inputs including quoted prices in active markets and discounted cash flows using current interest rates. See Note 15.

NOTE 5. DISCONTINUED OPERATIONS

During July 2019, the Company was notified that judgments had been entered against the Company in favor of six holders of the Company’s convertible notes in the state of New York. Certain of these convertible noteholders sought to levy against the bank account of the Company’s former subsidiary, Benchmark, and filed an order directing the Company to turn over all Company’s assets. The Company’s failure to satisfy, vacate or stay these judgments constituted an event of default under the Credit Agreement. As a result, on October 10, 2019, the Company consented to a Proposal for Surrender of Collateral and Strict Foreclosure (the “Foreclosure Proposal”), from Lateral, Lateral Builders LLC (“Lateral Builders”) and Benchmark Holdings, LLC (“Benchmark Holdings” and together with Lateral Recovery LLC (“Lateral Recovery”), the (“Foreclosing Lenders”)), pursuant to which the Lenders took possession and ownership of the Subject Collateral (see below) by means of a strict foreclosure by the Foreclosing Lenders (the “Benchmark Foreclosure”).

On October 10, 2019, pursuant to the Foreclosure Proposal, the Company transferred: (i) to Benchmark Holdings all of its (a) equity interests in Benchmark, the Company’s principal operating subsidiary, and (b) cash on hand in excess of levels specified in the Foreclosure Proposal; and, (ii) to Lateral Recovery, all of the Credit Parties’ interests in certain commercial tort litigation claims, fraud claims, and insurance claims as specified in the Foreclosure Proposal. Accordingly, a total of $56,156 in Lateral Existing Term Loans and the Super Senior Term Loan principal and interest, as well as $6,416 in unamortized deferred finance costs, was removed from the Company books. See Note 13.

As a result of the actions taken in accordance with the Foreclosure Proposal, on October 10, 2019, the Company removed the debts and its investment in its wholly-owned subsidiary Benchmark of $44,262 and recognized a gain on the foreclosure of $31,538.

The disposition of Benchmark qualified as discontinued operations, as it represented a significant strategic shift of the Company’s operations and financial results. In addition, the operations and cash flows of Benchmark could be distinguished, operationally and for financial reporting purposes, from the rest of the Company.

The historical balance sheet and statements of operations of the Benchmark business have been presented as discontinued operations in the consolidated financial statements for periods prior to the foreclosure. Discontinued operations include the results of Benchmark, except for certain allocated corporate overhead costs and certain costs associated with transition services provided by the Company to Benchmark. Certain of these previously allocated costs remain part of continuing operations.

The carrying amounts of the major classes of assets and liabilities of the Company’s discontinued operations as of December 31, 2018 were as follows:

Cash	$11,828
Accounts receivable	72,599
Costs and estimated earnings in excess of billings on uncompleted contracts	5,974
Other current assets	2,418
Current assets of discontinued operations	92,819
Property, plant and equipment	159
Intangible assets	19,692
Goodwill	45,007
Total assets of discontinued operations	$157,677

Accounts payable	$73,674
Billings in excess of costs and estimated earnings on uncompleted contract	34,690
Accrued expenses and other current liabilities	5,403
Current liabilities of discontinued operations	113,767
Deferred tax liabilities, net	1,641
Total liabilities of discontinued operations	$115,408

The operating results of the Company’s discontinued operations through the date of the foreclosure are as follows:

	Year Ended
	December 31,
	2019	2018
Major line items constituting income from discontinued operations
Revenues, net of discounts	$245,352	$369,652
Cost of revenue	215,423	318,148
Gross profit	29,929	51,504
Compensation expense	7,985	18,572
Selling, general and administrative	4,844	9,184
Amortization of intangible assets	2,813	3,751
Other (income)	—	(49)
Income from discontinued operations before provision for income taxes	14,287	20,046
Provision for income taxes	33	1,086
Income from discontinued operations, net of tax	$14,254	$18,960

The significant operating and investing cash and noncash items of the discontinued operations included in the Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018 were as follows:

	Year Ended
	December 31,
	2019	2018
Depreciation and amortization	$6,780	$8,027
Capital expenditures	$—	$113

NOTE 6. ACCOUNTS RECEIVABLE

The following table presents accounts receivable, net for the years ended December 31, 2019 and 2018:

	December 31
	2019	2018
Completed contracts	$749	$1,598
Allowance for doubtful accounts	(7)	(149)
Accounts receivable, net	$742	$1,449

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

NOTE 7. OTHER CURRENT ASSETS

Other current assets consist of the following:

	December 31,
	2019	2018

Notes receivables, promissory note	$—	$885
Receivable for the sale of assets	112	—
Prepaid insurance	210	65
Prepaid legal	212	—
Prepaid operating expenses	115	625
Other current assets	$649	$1,575

NOTE 8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	Estimated Life	December 31,
	(in years)	2019	2018

Machinery and equipment	6-8	$192	$1,851
Vehicles and trailers	7-10	860	2,276
Computer equipment and software	2-5 years	721	749
Leasehold improvements	2-5 years	602	603
Furniture and fixtures	2-5 years	36	36
		2,411	5,515
Less: accumulated depreciation		(1,373)	(2,268)
Property and equipment, net		$1,038	$3,247

Depreciation expense from continuing operations for the years ended December 31, 2019 and 2018, was $811 and $895, respectively.

The Company leases various equipment under financing leases. Assets held under financing leases are included in property and equipment as follows:

	December 31,
	2019	2018
Machinery & equipment	$323	$1,375
Less: accumulated depreciation	(123)	(575)
	$200	$800

NOTE 9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2019	2018

Accrued interest payable [1]	$2,431	$1,673
Accrued dividends payable	769	690
Accrued compensation expense [2]	2,029	2,495
Accrued rent [3]	4,350	—
Accrued legal settlement expense [4]	1,240
Accrued legal expense	1,836	—
Accrued taxes payable	76	76
Other accrued expense	105	30
Accrued expenses, current	$12,836	$4,964

[1]	Accrued interest payable as of December 31, 2019 and 2018 includes $1,735 and $1,461, respectively, of estimated penalties and interest associated with prior period unpaid payroll taxes.
[2]	Accrued compensation includes $1,868 in both December 31, 2019 and 2018, associated with prior period unpaid payroll taxes.
[3]	Accrued rent is due to the default on the lease of the Company’s former office space in Naples, FL. The default terms include accruing interest monthly at 18% on the outstanding balance.
[4]	Accrued legal settlement expense includes legal settlements that were outstanding at the Rental Home Portfolio Asset Purchase date, as amended on December 30, 2019 in excess of the $100 indemnification. (See Note 4 and 17).

NOTE 10: MERCHANT ACCOUNT AGREEMENTS

2019

During February 2019, the Company entered into a purchase agreement for future receivables, whereby, for receipt of $2,755 in cash, the Company agreed to repay the holder a total of $4,290 in four monthly payments of $382 and twenty nine weekly payments of $95. During October 2019, after repaying $3,147 in cash payments, the remaining $1,143 balance was written off to gain on foreclosure as part of the foreclosure of certain Company assets and extinguishment of debts (See Note 5).

During the year ended December 31, 2019, the Company paid $8,804 in principal payments, $2,005 in debt settlement payments, reclassified $131 of overpayments to a short term receivable account and recognized a $288 loss on debt settlement on the remaining eighteen merchant account agreements with outstanding principal balances of $11,228. As of December 31, 2019, there were no merchant account agreements outstanding.

During the years ended December 31, 2019 and 2018, the Company recognized $10,197 and $30,008, respectively, in amortization of deferred financing costs and debt discounts from the amortization of original issuance discounts and deferred debt issuance costs on the straight-line method over the term of the related merchant account agreement, which approximates the effective interest method.

2018

During the year ended December 31, 2018, the Company entered into 65 merchant account agreements, whereby the Company agreed to borrow an aggregate of $70,947, net of $25,126 in original issue discounts and $6,914 in deferred financing costs, in exchange for daily repayment funded through the Company’s future receivables. The merchant account agreements were collateralized by the assets of the Company and are due in terms between one and six months. As of December 31, 2018, there were 18 merchant account agreements with an aggregate balance of $11,228, net of original issue discount of $6,746 and deferred financing costs of $2,380.

NOTE 11: CONVERTIBLE NOTES PAYABLE

2019

During the year ended December 31, 2019, the Company entered into three convertible notes payable, borrowing an aggregate of $618, net of original issuance discounts of $40 and deferred financing costs of $28, recognized paid-in kind interest principal additions of $7, late fees, prepayment and settlement expenses of $3,439; and, as inducement, the Company issued a total of 35,056 shares of the Company’s common stock valued at $94. During the year ended December 31, 2019, the Company repaid convertible note principal of $902, prepayment penalties of $50 and accrued interest of $16 on five convertible notes and issued a total of 3,123,548 shares of the Company’s common stock for the conversion of $2,988 in convertible debt principal and $57 in accrued interest.

During April 2019, a convertible note with a principal balance of $525 was restructured to remove all conversion rights and replace it with a new non-convertible promissory note requiring twelve equal monthly payments of $44 beginning April 2019 and ending February 2020. As a result of the restructure, the Company derecognized the related conversion option derivative liability of $554 and accrued interest payable of $22, resulting in a $576 gain during the year ended December 31, 2019. The balance of the note is $88 as of December 31, 2019.

During April 2019, a holder agreed to terminate two convertible notes with principal balances totaling $337 in exchange for a termination fee of $17 for accrued and interim default interest through April 1, 2019 and a new note payable in the amount of $337. The new note payable bears interest at the rate of 23% per annum and is due in monthly payments of interest and principal through October 2021, including lump sum principal payments of $84 due May 1, 2020 and a final balloon payment of $251 due October 1, 2021. As a result of the convertible notes debt modification, the Company derecognized the related conversion option derivative liability in the amount of $335 and recognized a $88 gain on extinguishment during the year ended December 31, 2019. The balance of the note is $336 at December 31, 2019.

During September 2019, holders of three convertible notes with principal balances totaling $1,521 were restructured to remove all conversion rights and replace the existing convertible notes and accrued interest and penalties with new non-convertible promissory notes having principal balances totaling $1,693. As a result of the restructure, the Company derecognized the related conversion option derivative liabilities totaling $1,510 and accrued interest payable of $182 resulting in a $1,520 gain during the year ended December 31, 2019. The balance of the notes total $974 at December 31, 2019.

During October 2019, holders of eight convertible notes with principal balances totaling $2,629 were restructured to remove all conversion rights and replace the existing convertible notes and accrued interest and penalties with new non-convertible promissory notes having principal balances totaling $2,956. Additionally, the holders were issued a total of 353,202 shares of common stock as inducement valued at $156. As a result of the restructure, the Company derecognized related conversion option derivative liabilities totaling $2,616, accrued interest payable of $327, and recognized new debt discounts totaling $156. As a result of the convertible note debt modifications, The Company recognized gains of $2,616 during the year ended December 31, 2019. The balance of the notes totals $2,324 at December 31, 2019.

As of December 31, 2019, the Company has two past-due outstanding convertible notes payable with principal balances totaling $4,147. The outstanding convertible notes of the Company are unsecured, bear interest at 4% per annum, with default rates of 22% and 24% per annum. The convertible notes had original maturity terms of six months and one year, are past-due and are convertible at variable rates of 50% and 65% of the quoted market prices of the Company’s common stock. The conversion options contained in the convertible notes were evaluated for derivative accounting (see Note 15). Aggregate amortization of the debt discounts and deferred financing costs on convertible debt for the year ended December 31, 2019 was $2,731.

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

As of December 31, 2018, the Company had 25 outstanding convertible notes payable totaling $9,042, net of unamortized original issuance discounts and deferred financing costs of $4,544. The outstanding convertible notes of the Company are unsecured, bear interest between 4% and 12% per annum or require a one-time payment of 4% of principal in the form of shares of the Company’s common stock. The convertible notes have original maturity terms between six months and one year and are convertible at variable rates between 50% and 75% of the quoted market price of the Company’s common stock. All notes that contained convertible terms during the year ended December 31, 2018 were evaluated for derivative accounting (see Note 15). Aggregate amortization of the debt discounts and deferred financing costs on convertible debt for the year ended December 31, 2018 was $17,304.

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

Outstanding convertible notes payable consist of the following at December 31, 2019 and 2018:

	December 31,
Name	2019	2018
Note 1	$—	$365
Note 2	2,449	800
Note 3	—	310
Note 4	—	211
Note 5	—	165
Note 6	—	263
Note 7	—	525
Note 8	—	315
Note 9	—	211
Note 10	—	660
Note 11	—	525
Note 12	1,698	525
Note 13	—	158
Note 14	—	130
Note 15	—	211
Note 16	—	100
Note 17	—	1,070
Note 18	—	1,070
Note 19	—	281
Note 20	—	168
Note 21	—	168
Note 22	—	281
Note 23	—	168
Note 24	—	321
Note 25	—	41
Total	4,147	9,042
Less: Unamortized discount	—	(4,544)
Net	$4,147	$4,498

NOTE 12: NOTES PAYABLE AND FINANCING LEASES

Benchmark Builders Seller Notes

On April 20, 2017, the Company issued Series A convertible promissory notes (“Series A Notes”), in the aggregate principal amount of $12,500 to the Benchmark Sellers (“Benchmark Sellers”), which matured on April 20, 2019. These notes were convertible into conversion shares, at the holder’s option, upon an event of default at a conversion price per share of $11.88. Interest was computed at the rate of 5% percent per annum on the outstanding principal through July 2, 2019, when it was increased to 8% as discussed below. Interest expense was $900 and $695 for the year ended December 31, 2019 and 2018, respectively.

On April 20, 2017, the Company issued Series B Notes in the aggregate principal amount of $30,000 to the Benchmark Sellers, which mature on April 20, 2020. Interest was computed at the rate of 3% per annum on the outstanding principal through July 2, 2019, when it was increased to 8% as discussed below. Interest expense was $1,934 and $929 for the years ended December 31, 2019 and 2018, respectively.

On April 20, 2017, the Company issued Series C Notes in the aggregate principal amount of $7,500 to the Benchmark Sellers, which matured on October 20, 2018 and were repaid in full. Interest was computed at the rate of 3% per annum on the outstanding principal. Interest expense was $138 for the year ended December 31, 2018.

On February 12, 2019, in conjunction with the Amendment No. 4 of the Senior Credit Facility (see Note 13), the Company issued a promissory note to Fred Sacramone, a Benchmark Seller, for cash received in the principal amount of $1,000 (the “Sacramone Bridge Note”), which note originally matured on March 31, 2019, incurred interest at 12% per annum and was unsecured. The default interest rate on the note was 15%, which began accruing April 1, 2019. As inducement, Mr. Sacramone was issued 356,513 shares of Common Stock valued at $613, or $1.72 per share, which was deferred and amortized to expense through the maturity date of March 31, 2019.

On July 2, 2019, in conjunction with the Amendment No. 5 of the Senior Credit Facility (see Note 13), the Series A Notes and Series B Notes were amended to extend the maturity dates to July 30, 2021 and change the interest rate to 8% per annum to be paid in kind until the borrowings under the Amended and Restated Credit Agreement were repaid in full. Additionally, the Sacramone Bridge Note was amended to extend the maturity date to September 30, 2020, to capitalize the accrued interest as of July 2, 2019 and to provide for monthly cash interest payments.

As consideration for amending and restating the Series A and Series B Notes, the Company entered into subscription agreements for 1,951 shares of the Company’s Series A Preferred Stock and 296 shares of the Company’s Series A-1 Preferred Stock (collectively, the “Series A Preferred”), which the Benchmark Sellers immediately exchanged, pursuant to exchange agreements, for an aggregate of 100 shares of a new series of preferred stock, Series H Preferred Stock (See Note 19). The Series H Preferred Stock had no dividend rights, no liquidation preference, was not convertible and had perpetual voting rights equivalent to 51% of the total number of votes that could be cast by all outstanding shares of capital stock of the Company.

On October 10, 2019, as part of the Foreclosure Proposal (see Note 13) and pursuant to an Agreement Regarding Debt and Series H Preferred Stock (the “Debt and Series H Agreement”) between the Company and the Benchmark Sellers. The Benchmark Sellers released the Company from (i) all obligations represented by the Sacramone Bridge Note, which had an outstanding amount equal to approximately $1,097 and (ii) indebtedness represented by the Series B Notes in the amount of $18,983. The remaining indebtedness was to be automatically released and discharged as of December 31, 2019 unless (i) on or before November 10, 2019, the Company entered into a business combination transaction that enabled the Company’s common stock to remain listed on the NYSE American Exchange or any other U.S. national securities exchange and (ii) such business combination transaction was consummated on or before December 31, 2019 (such transaction, a “Qualified Business Combination”). Additionally, the Debt and Series H Agreement also required Benchmark Sellers to sell their shares of Series H Preferred Stock to the Company for a nominal price in the event an agreement for a Qualified Business Combination was entered into on or before November 10, 2019, and such Qualified Business Combination was consummated on or before December 31, 2019.

On November 8, 2019, the Company and Benchmark Sellers entered into an amendment to the Debt and Series H Agreement, pursuant to which the parties agreed to extend the date by which an agreement for a Qualified Business Combination must be entered into from November 10, 2019 to December 31, 2019 and to extend the date by which a Qualified Business Combination must close from December 31, 2019 to February 28, 2020.

On December 23, 2019, the Company entered into a separate agreement with Benchmark Sellers pursuant to which the Company repurchased all outstanding shares of its Series H Preferred Stock for $1.00 per share, as a result of which no shares of Series H Preferred Stock remain outstanding at December 31, 2019.

The following is a summary of the balance of Benchmark Seller Notes as of December 31, 2019 and 2018:

	December 31
	2019	2018

Series A Notes	$14,506	$13,603
Series B Notes	14,390	31,564

Total Benchmark Seller Notes	28,896	45,167
Less: discount on Benchmark Seller Notes	(3,847)	(2,617)
Benchmark Seller Notes, net of discount	25,049	42,550
Less: current portion	(25,049)	(13,397)
Total non-current Benchmark Seller Notes	$—	$29,153

( See Note 22)

During the years ended December 31, 2019 and 2018, the Company recognized $2,415 and $1,730 in interest expense and $3,474 and 2,427 in amortization expense on debt discount and deferred finance costs on the Benchmark Seller Notes, respectively.

Promissory Notes and Other Notes Payable

Outstanding promissory and other notes payable consist of the following:

	December 31,
	2019	2018
Notes payable bearing interest at stated rates between 4% and 12% per annum. Terms range from 3 to 36 months	$2,941	$3,019
Notes payable issued for settlement of convertible notes payable, payable in scheduled weekly and monthly payments including interest at rate between 0% and 23% over terms ranging from 10 – 17 months (See Note 10)	3,722	—
Notes payable, former related parties, past due, unsecured, accrue interest at 6% per annum (See Note 14)	379	379
Secured promissory notes payable assumed for the acquisition of assets (see Note 4), notes bear interest between 4% and 12.25%, are secured by certain assets of the Company and are due over terms ranging from 7 to 37 months	85,507	—
Obligations under former capital leases, bearing interest rates between 4.1% and 8.2% per annum, secured by equipment having a value that approximates the debt value.	—	320
Various equipment notes, bearing interest rates between 2% and 41% per annum, secured by equipment having a value that approximates the debt value. Terms range from 30 to 72 months	362	1,189
Total notes payable	92,911	4,907
Less: Original issue discount and deferred financing costs	(110)	—
Notes payable, net of original issue discount and deferred financing costs	92,801	4,907
Less: Current portion	(29,839)	(3,639)
Total notes payable, non-current portion	$62,962	$1,268

Fair Value of Debt

	December 31, 2019
	Carrying Amount	Fair Value
Secured promissory notes	$79,063	$85,507

The Company used the market approach to value the secured promissory notes using the services of a third-party valuation specialists to determine the fair value of these debt instruments. Based on the assumptions used to value these liabilities at fair value, these debt instruments are categorized as Level 2 in the fair value hierarchy.

Debt Maturities Schedule

The required principal payments for all borrowings for each of the five years following the balance sheet date are as follows:

2020	29,839
2021	59,361
2022	51
2023	3,550
2024	—
Thereafter	—
Total	$92,801

During the years ended December 31, 2019 and 2018, the Company recognized $1,315 and $704 in interest expense and $753 and $0 in amortization expense on debt discount and deferred finance costs on notes payable, respectively, and have included $571 and 84 in accrued expenses at December 31, 2019 and 2018, respectively.

NOTE 13. SENIOR DEBT

Credit Facility

On October 28, 2015, the Company entered into an $8,000 senior credit facility (“Facility”). The Facility had a two-year term and provided for cash interest payments in the amount of 12%, paid quarterly in arrears and a PIK provision providing a 4% per annum increase in the principal balance monthly. The Facility was secured by all assets of the Company. As a condition of the Facility, the Company issued 163,441 shares of its Series D Preferred Stock and 391,903 shares of its Series F Preferred Stock to the lender.

On April 5, 2016, the Company entered into an amendment agreement to the Facility to include equity raises and changes to certain financial and operational covenants. On September 30, 2016, the Company entered into a second amendment agreement, amending certain covenants, consolidating a series of short-term bridge loans into a $5,000 loan, with a maturity date of April 30, 2017 bearing interest at 12% and a PIK provision of 4%and issuing warrants to purchase 93,750 shares of the Company’s common stock at any time for five years at an initial exercise price of $20 per share.

On April 20, 2017, as part of the Benchmark acquisition, the Facility was amended to provide for an additional $11,480 of which approximately $10,100 was applied to the cash purchase price and extended the maturity date of the Facility to March 31, 2019. We issued 256,801 shares of our common stock to the senior lender with a fair value of $5,649 as a term of the amendment which were recorded as a debt discount.

Between April and December 2017, we borrowed an additional $1,600 under the terms of the Facility and incurred extension fees and penalties totaling $552 to extend the terms of the Facility to March 31, 2019, which was added to the principal amount of the Facility.

Between January and October 2018, the Company received total cash of $4,536 for advances under the terms of the Facility due March 31, 2019, converted $867 in accrued interest into principal and recognized a total of $562 in debt discounts and $30 in deferred finance costs.

On February 12, 2019, the Company entered into an Amendment No. 4 (“Amendment No. 4”) to the Facility to provide for an additional $12,632 in funding, the “Super Senior Term Loans”. As part of Amendment No. 4, the Company issued 1,698,580 shares of its common stock to the lenders valued at $2,922 and paid $1,301 in fees to the lender. The Amendment No. 4 was recognized as a debt extinguishment, with the carrying value of the Facility being derecognized and recorded at fair value by present valuing the expected future cash flows discounted at the Company’s estimated effective borrowing rate as of the amendment date, resulting in the recognition of a loss on extinguishment of $2,547 during the year ended December 31, 2019.

On July 2, 2019, the Company entered into Amendment No. 5 to the Facility (“Amendment No. 5”). Pursuant to Amendment No. 5, the Super Senior Term Loans were amended to: (i) extend the maturity to September 30, 2019; (ii) amend the interest rate to 12% per annum payable in cash; (iii) add a 4% extension fee to the principal amount; and (iv) provide for monthly amortization payments based on available cash flow. In addition, the existing term loans under the Credit Agreement, with an aggregate balance of approximately $37,900 (“Existing Term Loans”) were amended to: (i) extend the maturity to April 30, 2021; (ii) amend the interest rate to 12% per annum payable in cash; (iii) add a 4% extension fee to the principal amount totaling $2,114, which was added to the existing outstanding principal at the time of the amendment; and (iv) include monthly amortization payments based on available cash flow. In addition, accrued interest of $2,234 on the existing Term Loans was converted into principal and accrued interest on the Super Senior Term Loans totaling $592 was paid in cash. Amendment No. 5 was recognized as a troubled debt restructuring; however, no adjustment to the carrying amount of the existing Term Loans was required as total undiscounted future cash payments of the amended Term Loans exceeding the carrying amount of the existing Term Loans. Fees paid to the lenders, including common stock, warrants and the extension fees were capitalized and amortized over the remaining term of the Super Senior Term Loans through September 30, 2019.

As consideration for the Amended and Restated Credit Amendment, the Company issued to the Lenders 2,055,724 shares of its common stock valued at $2,126 and warrants to purchase 3,173,730 shares of the Company’s common stock valued at $2,705 with an initial exercise price of $3.00 per share. Pursuant to the terms of the Warrants, in the event the Super Senior Term Loans were not paid and satisfied by October 31, 2019, the exercise per share of half of the Warrants would be automatically reset to $0.01 and in the event the Super Senior Term Loans were not paid by December 31, 2019, the exercise per share of the other half of the Warrants would be automatically reset to $0.01. The Company also agreed that on December 31, 2019, the aggregate number of shares of the Company’s common stock issuable upon exercise of the Warrants would be automatically adjusted such that Lateral and its affiliates would beneficially own, in the aggregate, inclusive of all shares of common stock previously issued, 25% of the outstanding shares of the Company’s common stock on a fully-diluted basis, subject to certain exceptions.

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

Foreclosure Proposal

During July 2019, the Company was notified that judgments had been entered against the Company in favor of six holders of the Company’s convertible notes in the state of New York. Certain of these convertible noteholders sought to levy against the bank account of the Company’s former subsidiary, Benchmark, and filed an order directing the Company to turn over all Company’s assets. The Company’s failure to satisfy, vacate or stay these judgments constituted an event of default under the Credit Agreement. As a result, on October 10, 2019, the Company consented to the Foreclosure Proposal, the Foreclosing Lenders, pursuant to which the Lenders took possession and ownership of the Subject Collateral (see below) by means of a strict foreclosure by the Foreclosing Lenders.

On October 10, 2019, pursuant to the Foreclosure Proposal, the Company transferred: (i) to Benchmark Holdings all of its (a) equity interests in Benchmark, the Company’s principal operating subsidiary, and (b) cash on hand in excess of levels specified in the Foreclosure Proposal; and, (ii) to Lateral Recovery, all of the Credit Parties’ interests in certain commercial tort litigation claims, fraud claims, and insurance claims as specified in the Foreclosure Proposal. Accordingly, a total of $56,156 in Lateral Existing Term Loan and Super Senior Term Loan principal and interest, as well as $6,416 in unamortized deferred finance costs, was removed from the Company books.

Additional terms of the Foreclosure Proposal provided for: (i) the forgiveness of a note payable and accrued interest due to the Company’s former interim CEO totaling $1,097; (ii) the forgiveness of $18,993 in principal balance on a Series B Promissory Note issued as part of the acquisition of Benchmark in 2017; (iii) the transfer to Benchmark Holdings of a merchant credit agreement with a principal balance of $1,143 and unamortized deferred finance costs of $418; and, (iv) the transfer to Benchmark Holdings of a promissory note with a balance of $3,686 and unamortized deferred finance costs of $1,374.

As a result of the above-mentioned Foreclosure Proposal actions, on October 10, 2019, the Company removed the above-mentioned debts and its investment in its wholly-owned subsidiary Benchmark of $44,261 and recognized a gain on foreclosure of $31,538 as part of discontinued operations.

As part of the Foreclosure Proposal, Benchmark Holdings agreed to provide working capital cash payments to the Company of $3,000 on October 21, 2019 and monthly payments of $300 per month. Benchmark Holdings made two monthly payments to the Company in 2019 totaling $600. The above cash payments, as well as $529 in additional freed up restricted cash due under the foreclosure agreement, were recorded as cash totaling $4,129 for the year ended December 31, 2019. During January 2020, the Company entered into a note payable with Benchmark Builders for $4,129 (see Note 22).

The following table summarizes the remaining balances on Senior debt as of:

	December 31,
	2019	2018
Senior note payable	$—	$36,441
Less: Original issue discount	—	(1,768)
Less: Deferred financing cost	—	(351)
Total Senior Debt	$—	$34,322

During the years ended December 31, 2019 and 2018, the Company recognized $6,937 and $4,540 in original issuance discounts and deferred finance costs additions on related senior debt issuances and recognized $5,753 and $5,835 in amortization expense on the straight-line method over the term of the Facility, respectively, which approximates the effective interest method. The unamortized original issuance discount and deferred finance costs balance was $0 and $2,118 as of December 31, 2019 and 2018, respectively.

NOTE 14. RELATED PARTY

Rental Home Portfolio Asset Acquisition:

On December 30, 2019, as consideration for the Rental Home Portfolio Asset Acquisition, the Company agreed to issue 4,222,474 of the Company’s common stock valued at $15,385 and Series I, nonconvertible preferred stock valued at $117,926 to the Szkaradeks’. (See Note 4).

The Company also issued two promissory notes, in the aggregate principal amount of $9,750 to the Szkaradeks’ which accrue interest at the rate of 8% per annum and mature on January 31, 2020 with a forbearance through January 1, 2021. (See Note 22).

As part of the Rental Home Portfolio Asset Acquisition, the Company assumed notes with a fair value totaling $86,737, of which, $1,230 were related party notes payable from the Szkaradeks’. (See Note 4).

The following is a summary of the balances of related party notes assumed in the acquisition of Rental Home Portfolio Asset Acquisition as of December 31, 2019

December 31
2019
Promissory note payable to Alexander Szkaradek, assumed for the acquisition of the assets (see Note 4), bears interest at 8% and matures on January 31, 2020	$4,875
Promissory note payable to Antoni Szkaradek, assumed for the acquisition of the assets (see Note 4), bears interest at 8% and matures on January 31, 2020	4,875
Alexander Szkaradek, unsecured borrowings due upon demand, no stated interest rate	600
Antoni Szkaradek, $400 unsecured borrowings due upon demand, no stated interest rate and $205 bearing interest at 8% and is due on January 1, 2021	605
Maria Szkaradek, bears interest at 8% and is due on June 30, 2021	25
Total notes payable, related party	10,980
Less: current portion	(10,750)
Total non-current notes, related party	$230

The following is a summary of the fair value of the related party notes assumed is the acquisition of Rental Home Portfolio Asset Acquisition as of December 31, 2019.

	December 31, 2019
	Carrying Amount	Fair Value
Secured promissory notes	$1,221	$1,230

The required principal payments for all borrowings for each of the five years following the balance sheet date are as follows:

2020	10,750
2021	230
2022	—
2023	—
Thereafter	—
Total	$10,980

Benchmark Sellers

As of the October 10, 2019, the date of the senior lender foreclosure, the Benchmark Sellers were no longer considered to be related parties. (See Note 12).

On April 20, 2017, the Company issued Series A convertible promissory notes, in the aggregate principal amount of $12,500 to the former owners of Benchmark and to significant shareholders of the Company, which matured on April 20, 2019. Interest is computed at the rate of 5% percent per annum on the outstanding principal. Interest expense was $695 for the year ended December 31, 2018. These notes shall be convertible into conversion shares, at the holder’s option, upon an event of default at a conversion price per share of $11.88.

On April 20, 2017, the Company issued Series B Notes in the aggregate principal amount of $30,000 to the former owners of Benchmark and to significant shareholders of the Company, which mature on April 20, 2020. Interest is computed at the rate of 3% per annum on the outstanding principal. Interest expense was $929 for the year ended December 31, 2018.

On April 20, 2017, the Company issued Series C Notes in the aggregate principal amount of $7,500 to the former owners of Benchmark and to significant shareholders of the Company, which matured on October 20, 2018. Interest is computed at the rate of 3% per annum on the outstanding principal. Interest expense was $138 for the year ended December 31, 2018.

The following is a summary of the balance of related party notes as of December 31, 2018:

December 31,
2018
Series A notes	$13,603
Series B notes	31,564
Total notes payable, related party	45,167
Less: discount on notes payable, related party	(2,617)
Notes payable, net of discount	42,550
Less: current portion	(13,379)
Total non-current notes, related party	$29,153

During October 2018, the Company paid the remaining principal and accumulated in-kind interest balance totaling $4,891 on its Series C Notes in the aggregate principal amount of $7,500 to the former owners of Benchmark.

Note 15. FAIR VALUE MEASUREMENTS

In accordance with ASC 820 , the Company uses various inputs to measure the outstanding warrants and certain embedded conversion feature associated with convertible debt on a recurring basis to determine the fair value of the liability. ASC 820 also establishes a hierarchy categorizing inputs into three levels used to measure and disclose fair value. The hierarchy gives the highest priority to quoted prices available in active markets and the lowest priority to unobservable inputs. An explanation of each level in the hierarchy is described below:

Level 1 – Unadjusted quoted prices in active markets for identical instruments that are accessible by the Company on the measurement date

Level 2 – Quoted prices in markets that are not active or inputs which are either directly or indirectly observable

Level 3 – Unobservable inputs for the instrument requiring the development of assumptions by the Company

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of December 31, 2019 and 2018:

	December 31, 2019
	Fair value at December 31, 2019	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Secured promissory notes	$85,507	$—	$85,507	$—
Secured promissory notes, related party	1,230	—	1,230	—
Warrant derivative liability	6,689	—	—	6,689
Debt derivative liability	4,169	—	—	4,169
Total fair value	$97,595	$—	$86,737	$10,858

	December 31, 2018
	Fair value at December 31, 2018	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant derivative liability	$3,558	$—	$—	$3,558
Debt derivative liability	8,038	—	—	8,038
Total fair value	$11,596	$—	$—	$11,596

There were no transfers between Level 1, 2 or 3 during the years ended December 31, 2019 and 2018.

The following table presents changes in Level 3 liabilities measured at fair value for the years ended December 31, 2019 and 2018. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs.

	Warrant Liability	Debt Derivative Liability	Total
Balance – December 31, 2017	$16,492	$48,195	$64,687
Additional derivative liability from issuance of convertible notes	—	17,882	17,882
Extinguishment of warrant liabilities related to warrants exercise	(1,256)	—	(1,256)
Extinguishment of derivative liabilities related to debt conversion and repayment	—	(40,862)	(40,862)
Change in fair value	(11,678)	(17,177)	(28,855)
Balance – December 31, 2018	3,558	8,038	11,596
Additional derivative liability from issuance of convertible notes	—	523	523
Extension of derivative liability	—	1,955	1,955
Additional derivative warrant liabilities related to issuance of warrants	2,705	—	2,705
Extinguishment of derivative liabilities related to debt conversion and repayment	—	(2,932)	(2,2,932)
Gain on troubled debt restructuring	—	(5,016)	5,016
Change in fair value	426	1,601	2,027
Balance – December 31, 2019	6,689	4,169	10,858

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities and embedded conversion feature that are categorized within Level 3 of the fair value hierarchy as of December 31, 2019 and 2018 is as follows:

	As of December 31, 2019		As of December 31, 2018
		Embedded		Embedded
	Warrant Liability	Conversion Feature	Warrant Liability	Conversion Feature
Strike price	$4.76	$2.85	$7.80	$2.61
Contractual term (years)	3.3	1.5	2.7	0.6
Volatility (annual)	152.2%	127.7%	91.2%	91.2%
Risk-free rate	1.6%	1.5%	2.24%	2.36%
Dividend yield (per share)	0%	0%	0%	0%

NOTE 16. BENEFIT PLANS

Defined Contribution Plan

The Company has a defined contribution plan covering all full-time employees qualified under Section 401(k) of the Internal Revenue Code, in which the Company matches a portion of an employee’s salary deferral. The Company’s contributions to this plan were $128 and $78, for the years ended December 31, 2019 and 2018, respectively

NOTE 17. COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is involved in litigation claims arising in the ordinary course of business. Legal fees and other costs associated with such actions are expensed as incurred. In addition, the Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. The Company reserves for costs relating to these matters when a loss is probable, and the amount can be reasonably estimated.

On May 10, 2018, Vista Capital Investments, LLC (“Vista”) filed suit against the Company for breach of contract and breach of the implied covenant of good faith and fair dealing arising out of a securities purchase agreement and a convertible note in the principal amount of $275 in the Superior Court of California for the county of San Diego. Vista alleges damages in excess of $9,000 stemming from the Company’s purported dilutive issuances of Company common stock. Vista was the holder of a convertible note for which there was no prior Board authorization See Note 2). The Company and Vista reached a tentative settlement framework (subject to final documentation), following which the court dismissed this matter without prejudice.

On March 28, 2019, the Company obtained a temporary restraining order against Nevada Agency and Transfer Company (“NATCO”) in the Second Judicial District Court for the State of Nevada, enjoining NATCO, the Company’s transfer agent, from processing or issuing any conversion requests submitted on behalf of convertible noteholders whose notes were determined to have been issued without requisite Board approval (See Item 1, Recent Developments “Internal Investigation”). The Company obtained a preliminary injunction on April 11, 2019 and filed an amended complaint on January 23, 2020 adding Michael Palleschi (the Company’s former CEO) and certain related parties as defendants, seeking (among other damages) a declaratory judgment that the shares of Company stock issued to Mr. Palleschi and related parties were unauthorized and to compel the return of these shares to the Company’s authorized capital stock. The matter remains pending in Nevada and has been delayed as a result of COVID-19.

On April 11, 2019, the Company received a demand for arbitration, which was filed with the American Arbitration Association (AAA), Case No. 01-19-0001-0962, on behalf of Michael Palleschi, the Company’s former CEO, alleging a breach of his employment agreement and seeking $11,300 in damages. The Company has asserted counterclaims and affirmative defenses to Mr. Palleschi’s claims and intends to vigorously defend this matter. Discovery is pending. This matter has been placed in abeyance, to be reopened upon motion and payment of panel deposit.

On June 26, 2019, Efraim Barenbaum filed a shareholder derivative suit in the United States District Court for the Southern District of New York against certain of the Company’s former directors and executive officers, alleging claims for breaches of fiduciary duties, unjust enrichment, waste, and violations of Section 14 of the Securities Exchange Act of 1934. The Company was named as a nominal defendant only. The Company filed a motion to dismiss the complaint on September 23, 2019. In response to the motion, the plaintiff filed an amended complaint on November 1, 2019, but the causes of action remained equally deficient. Having found the claims in the amended complaint also to be baseless, the Company filed a motion to dismiss that pleading as well on January 27, 2020. Motion practice is ongoing. On September 30, 2020, the court dismissed the plaintiff’s compliant with prejudice.

On August 17, 2019, Auctus Fund, LLC (“Auctus”) filed suit against the Company alleging, among other things, breach of contract and violations of state and federal securities laws, arising out of a securities purchase agreement and a convertible note in the principal amount of $525. Auctus is the holder of a convertible note for which there was no prior Board authorization. The Company denies any alleged wrongdoing and intends to vigorously defend against these claims. The matter is pending in the United States District Court for the District of Massachusetts. The parties are presently engaged in settlement discussions.

On November 5, 2019, St. George Investments LLC (“St. George”) filed suit against the Company in the Third Judicial District Court for Salt Lake County in the state of Utah to compel arbitration, alleging, among other things, breach of contract arising out of a securities purchase agreement and convertible note in the principal amount of $2,315. St. George is the holder of a convertible note for which there was no prior Board authorization. The Company is vigorously defending its interests in this matter. On June 4, 2020, the Company learned that the arbitrator, following a hearing on St. George’s motion for partial summary judgment, granted St. George’s motion and requested relief of approximately $2.7 million. The Company believes the arbitrator’s decision is inconsistent with the underlying facts and applicable law and has filed papers to vacate the arbitration award, among other relief. There has been no decision rendered on the briefs and the matter remains pending.

On November 26, 2019, David Lethem, the Company’s former CFO, filed a complaint against the Company in the 20th Judicial Circuit Court for Lee county in the State of Florida for breach of contract arising out of a transition, separation and general release agreement. The Company filed a counterclaim to rescind the agreement based on fraudulent inducement. Discovery is ongoing in this case and the Company continues to vigorously defend its interests in this matter.

On January 3, 2020, CBRE, Inc. (“CBRE”) filed suit against the Company’s subsidiary, CrossLayer, Inc., for breach of contract arising out of a program participation agreement in the Superior Court of the state of Delaware. CBRE is alleging damages of $1,333. The Company considers CBRE’s claims to be without merit and has engaged counsel who is vigorously disputing this matter. On April 29, 2020, CBRE filed a notice of voluntary dismissal without prejudice. This matter is, effectively, closed.

On June 5, 2020, certain former directors of the Company (Christopher Ferguson, Luisa Ingargiola, Brad Mitchell, and Patrick O’Hare) filed suit against the Company in the District Court for Clark County in the State of Nevada to recover indemnification costs arising out of indemnification agreements. The Company denies any alleged wrongdoing and is defending its interests in this matter. The Company continues to assess and discuss terms of a possible settlement.

On September 29, 2020, a class action lawsuit was filed in the United States District Court for the Eastern District of Michigan against Vision Property Management, LLC and related entities, including the Company and US Home Rentals LLC, as successor defendants, in connection with claims arising out of various regulations, including the Fair Housing Act, the Michigan Consumer Protection Act, and the Truth in Lending Act. The Company is evaluating this action and intends to vigorously defend its interests in this matter.

Additionally, there are legal proceedings arising out of the legacy Vision business that implicate certain of our existing rental properties. Most of these matters have either settled or are close to settling based on an agreed upon settlement structure. The Company has accrued $1,240 in legal settlement expense in its Consolidated Balance Sheets as part of its current liabilities and on its Statement of Operations as part of its general and administrative total.

NOTE 18. INCOME TAXES

The Company is required to file a consolidated U.S. federal income tax return and various state tax returns.

The Company has accumulated net losses for the past two years and has not recorded an income tax provision or benefit from continuing operations during the years ended December 31, 2019 and 2018.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet basis differences. In accordance with ASC 740, “Income Taxes,” the Company recorded a valuation allowance to fully offset the gross deferred tax asset, because it is not more likely than not that the Company will realize future benefits associated with these deferred tax assets at December 31, 2019 and 2018.

At December 31, 2019 and 2018, the Company had net deferred tax assets from continuing operations of $52,252 and $41,121, respectively, against which a full valuation allowance of $52,252 and $41,121, respectively, had been recorded. The change in the valuation allowance for the year ended December 31, 2019 was an increase of $11,131. The increase in the valuation allowance for the year ended December 31, 2019 was mainly attributable to the net operating losses. The increase in the valuation allowance for the year ended December 31, 2018 was mainly attributable to increases in net operating losses and accrued liabilities.

The Company recorded a deferred tax liability of $1,641 as of December 31, 2018, related to the acquisition of Benchmark Builders, Inc. This deferred tax liability was recorded to account for the book vs. tax basis difference related to the goodwill intangible asset, which was recorded in connection with the acquisition. This deferred tax liability was excluded from sources of future taxable income, as the timing of its reversal cannot be predicted due to the indefinite life of the goodwill. As such, this deferred tax liability cannot be used to offset the valuation allowance. This deferred tax liability is recorded in Liabilities of discontinued operation on the Consolidated Balance Sheets as of December 31, 2018 and has been disposed of as of December 31, 2019.

Significant components of the Company’s deferred tax assets at December 31, 2019 and 2018 are as follows:

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$48,121	$39,996
Interest expense limitation	4,394	1,983
Accrued liabilities	2,126	1,442
Stock-based compensation	1,740	1,395
Intangible assets	96	1,201
Reserves	17	95
Gross deferred tax assets	56,494	46,112
Valuation allowance	(52,252)	(41,121)
Gross deferred tax assets after valuation allowance	4,242	4,991
Deferred tax liability – unrealized gains	(4,185)	(4,557)

Deferred tax liability – property and equipment	(57)	(434)
Net deferred tax liability	$—	$—

A reconciliation of the federal statutory tax rate and the effective tax rates from continuing operations for the years ended December 31, 2019 and 2018 is as follows:

	December 31,
	2019	2018
U.S federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	1.1%	6.5%
Nondeductible – meals & entertainment	—%	(0.1)%
Warrant derivative gains or losses	0.1%	3.7%
Change in valuation allowance	(22.2)%	(29.7)%
Other	—%	(1.4)%
Effective tax rate	—%	—%

The Company had approximately $206,650 and $166,300 of available gross net operating loss (“NOL”) carryforwards (federal and state) as of December 31, 2019 and 2018, respectively, which begin to expire in 2023. However, the Company has not yet filed its tax returns for its fiscal years ended September 30, 2013, September 30, 2014, September 30, 2015, September 30, 2016, December 31, 2016, December 31, 2018 or December 31, 2019. Therefore, the Company’s NOLs will not be available to offset future taxable income, if any, until the returns are filed.

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

The Company has not yet assessed whether an ownership change under Section 382 occurred during the years ended December 31, 2019 and 2018. If an ownership change occurred, there is a potential that a portion of the Company’s NOLs could be limited. However, since there is a full valuation allowance offsetting the deferred tax asset related to the NOL, a limitation should not have a material impact on the Company’s financial statements. The Company will continue to monitor its ownership changes for purposes of Section 382.

During the period of September 30, 2014 through December 31, 2017, the Company operated primarily in Florida, Indiana, Nevada, North Carolina, Colorado, Texas, Iowa, Washington, Missouri, Georgia, and New York. If the Company is required to pay income taxes or penalties in the future, penalties will be recorded in general and administrative expenses and interest will be separately stated as interest expense. The Company has not yet filed its tax returns for its fiscal years ended September 30, 2012, September 30, 2013, September 30, 2014, September 30, 2015, September 30, 2016, December 31, 2016, December 31, 2018 or December 31, 2019, but has engaged an accounting firm to begin to compile the past due returns. The Company’s tax returns for the periods from October 1, 2012 through December 31, 2019 remain subject to examination and may be subject to penalties for late filing.

The Company does not have any uncertain tax positions for which it is reasonably possible that the total amount of gross unrecognized tax benefits will increase or decrease within 12 months as of December 31, 2019. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business.

NOTE 19. STOCKHOLDERS’ EQUITY

Authorized Capital

The Company is currently authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of convertible preferred stock, par value $0.01 per share, of which the following series have been designated: 4,500 shares of Series A, 1,000 shares of Series A-1, 1,780 shares of Series G, 100 shares of Series H and 2,000 shares of Series I.

Common Stock

The Company is presently authorized to issue up to 100,000,000 shares of common stock, $0.001 par value per share, of which 21,218,464 and 12,286,847 shares of common stock were issued and outstanding as of December 31, 2019 and 2018, respectively. The holders of the Company’s common stock are entitled to receive dividends equally when, as and if declared by the Board of Directors, out of funds legally available.

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

Equity Transactions (in whole dollars)

2019

Investors

During the year ended December 31, 2019, the Company issued 160,000 shares of common stock to individual investors. Net proceeds of $1,280,000 were received by the Company during 2018 and the unissued shares were recorded in the Consolidated Balance Sheet as Shares to be Issued until the shares of common stock were issued in 2019.

Share-Based Compensation

During the year ended December 31, 2019, the Company issued shares 62,839 of common stock with a fair value of $218,052 to employees.

Board of Directors

During the year ended December 31, 2019, the Company issued 250,000 shares of common stock with a fair value of $247,500 as settlement with our former board of directors.

Senior Lender

During the year ended December 31, 2019, the Company issued 1,698,580 shares of common stock with a fair value of $2,921,557 to its Senior Lender in accordance with Amendment No. 4 to the Lateral Credit Agreement dated February 12, 2019.

During the year ended December 31, 2019, the Company issued 1,500,000 shares of common stock with a fair value of $1,590,000 to its Senior Lender in accordance with the Lateral Credit Agreement dated July 2, 2019.

Board of Directors

During the year ended December 31, 2019, the Company issued 356,513 shares of common stock with a market value of $613,202 to a member of the Board of Directors who was also an employee for providing the Company with $1,000,000 bridge note on February 12, 2019.

Other

During the year ended December 31, 2019, the Company issued 1,005,751 shares of common stock with a fair value of $1,961,214 to an affiliate of the Senior Lender to co-guarantee on a term note issued on February 20, 2019.

During the year ended December 31, 2019, the Company issued 505,724 shares of common stock with a fair value of $536,067 to an affiliate of its Senior Lender in connection with the extension of additional credit under the Lateral Credit Agreement dated July 2, 2019.

Convertible Notes – Conversions, Inducements and Related Costs

During the year ended December 31, 2019, the Company issued 35,056 shares of common stock with a fair value of $93,788 for inducement shares to certain convertible note holders.

During the year ended December 31, 2019, the Company issued 3,123,548 shares of common stock with a fair value of $6,786,311 for conversion shares to certain convertible note holders.

During the year ended December 31, 2019, the Company issued 353,202 shares of common stock with a market value of $155,754 in accordance with certain Settlement Agreements made with certain of the convertible note holders.

Shares Returned

During the year ended December 31. 2019, 119,593 shares of its common stock were returned to the Company from an employee as a term of a separation agreement.

F-34

2018

Settlement of Legal Matters

During the year ended December 31, 2018, the Company issued 58,083 shares of its common stock with a fair value of $552,962 for settlement of legal matters.

Investors

During the year ended December 31, 2018, the Company issued 902,784 shares of its common stock to individual investors, which resulted in net proceeds to the Company of $6,232,273.

Consultants

During the year ended December 31, 2018, the Company issued 810,106 shares of its common stock with a fair value of $8,686,205 pursuant to consulting agreements.

Share-Based Compensation

During the year ended December 31, 2018, the Company issued 1,328,663 shares of common stock with a fair value of $16,606,729 to employees.

Board of Directors

During the year ended December 31, 2018, the Company issued 33,000 shares of its common stock with a fair value of $532,680 to certain board of directors.

Senior Lender

During the year ended December 31, 2018, the Company issued 854,599 shares of its common stock with a fair value of $1,096,575 to its Senior Lender.

Settlement of Debt and Related Costs

During the year ended December 31, 2018, the Company issued 40,000 shares of its common stock with a fair value of $919,200 to settle debt having an approximate value $314.

Convertible Notes – Conversions, Inducements and Related Costs

During the year ended December 31, 2018, the Company issued 1,901,520 shares of its common stock with a fair value of $16,338,223 to its convertible note holders upon conversion of outstanding convertible notes to common shares.

During the year ended December 31, 2018, the Company issued 199,376 shares of its common stock with a fair value of $2,156,227 to its convertible note holders as an inducement upon the funding of the respective convertible note.

During the year ended December 31, 2018, the Company issued 11,519 shares of its common stock with a fair value of $18,923 to its convertible note holders as certain financing, settlement and prepayment costs.

Exercise of Warrant Shares

During the year ended December 31, 2018, the Company issued 429,027 shares of its common stock with a fair value of $1,818,700 for the exercise of warrant shares.

Shares Returned

During the year ended December 31, 2018, 80,114 shares of its common stock was returned to the Company with a fair value of $74,990.

Shares to be issued

During the year ended December 31, 2019, the Company acquired the assets of USHR, as part of the Rental Home Portfolio Asset Acquisition, 4,222,474 shares of common stock with a market value of $15,384,954 are to be issued to the seller. As of December 31, 2019, the fair value of the shares to issued is recorded as Shares to be Issued on the consolidated balance sheet.

Preferred Stock

The Company is authorized to issue a total of 5,000,000 shares of convertible preferred stock with such designations, rights, preferences and/or limitations as may be determined by the Board, and as expressed in a resolution thereof.

The following table presents the convertible preferred stock activity for the years ended December 31, 2019 and 2018.

	Series A		Series A-1		Series G		Series H		Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2017	500	$—	295	$—	1,780	$—	—	$—	2,575	$—
Exchange to common shares	—	—	—	—	(1,780)	—	—	—	(1,780)	—
Balance, December 31, 2018	500	$—	295	$—	—	$—	—	$—	795	$—
Issuance of Series A and A-1	1,951	—	296	—	—	—	—	—	2,247	—
Exchange of Series A and Series A-1 to Series H	(1,951)	—	(296)	—	—	—	100	—	(2,147)	—
Repurchase of Series H							(100)		(100)
Balance, December 31, 2019	500	$—	295	$—	—	$—	—	$—	795	$—

Dividend charges recorded during the years ended December 31, 2019 and 2018 are as follows:

	December 31,
	2019	2018
Series
A	$50	$50
A-1	30	30
Total	$80	$80

Accrued dividends payable in accrued expenses at December 31, 2019 and 2018 are as follows:

	December 31,
	2019	2018
Series
A	$460	$410
A-1	310	280
Total	$770	$690

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

On July 2, 2019, as consideration for amending and restating the Benchmark Notes, the Company entered into subscription agreements (the “Subscription Agreements”) pursuant to which it issued to Benchmark Sellers an aggregate of 1,951 shares of the Company’s Series A Preferred Stock and 296 shares of the Company’s Series A-1 Preferred Stock (collectively, the “Series A Preferred”), which the Benchmark Sellers immediately exchanged, pursuant to exchange agreements , for an aggregate of 100 shares of a new series of preferred stock ( Series H Preferred).

During the years ended December 31, 2019 and 2018, the Company accrued $80 and $80 of preferred stock dividends, respectively.

Series G Convertible Preferred Stock

The Board of Directors of the Company authorized the designation of a new series of preferred stock, the Series G Convertible Preferred Stock (“Series G”), out of its available “blank check preferred stock” and authorized the issuance of up to 1,780. A Certificate of Designation was filed with the Secretary of State of the State of Nevada on December 4, 2017. Series G had various rights, privileges and preferences, including conversion into 100 shares of Common Stock (subject to adjustments) upon the filing of an amendment to the Company’s Articles of Incorporation incorporating a reverse stock split Series G rights are junior and subordinate to any shares of Preferred Stock issued prior to its issuance.

On September 13, 2018, 1,780 shares of the Series G were converted into 178,000 shares of the Company’s common stock. No shares of Series G were issued and outstanding as of December 31, 2019 and 2018, respectively.

Series H Convertible Preferred Stock

The Board of Directors of the Company authorized the designation of a new series of preferred stock, the Series H Convertible Preferred Stock (“Series H”), out of its available “blank check preferred stock” and authorized the issuance of up to 100 shares. A Certificate of Designation was filed with the Secretary of the State of Nevada on June 28, 2019. Series H had no dividend rights, no liquidation preference, was not convertible and had perpetual voting rights equivalent to 51% of the total number of votes that could be cast by all outstanding shares of capital stock of the Company. On December 23, 2019, the Company entered into a Preferred Stock Repurchase Agreement (“Repurchase Agreement”) with the Benchmarks Sellers in which the Company repurchased 100 shares of the Series H for an aggregate price of $100, the 100 shares represented all of the issued and outstanding shares of Series H. No shares of Series H were issued and outstanding as of December 31, 2019.

Series I Preferred Stock

The Board of Directors of the Company authorized the designation of a new series of preferred stock, the Series I Preferred Stock (“Series I”), out of its available “blank check preferred stock” and authorized the issuance of up to 2,000 shares of the Series I. A Certificate of Designation was filed with the Secretary of the State of Nevada on December 19, 2019. Series I has no voting rights, no conversion rights, is not entitled to dividends paid on Common Stock, in the event of liquidation the holders Series I Preferred Shares by reason of their ownership are eligible to receive $100 per share after payment is made to Senior Securities but before any payment is made to holders of Common Stock. There were 2,000 shares of Series I shares issued during 2019 as part of the Rental Home Portfolio Asset Acquisition (See Note 4).

NOTE 20. STOCK-BASED AWARDS

Stock Options

Stock options are granted at exercise prices equal to the fair value of the Company’s common stock at the date of grant. The options typically vest over a three-year period and each option, if not exercised or terminated, expires on the seventh anniversary of the grant date.

The Company estimates the grant date fair value of the stock options it grants using the Black-Scholes option pricing model. The Company’s assumption for expected volatility is based on its historical volatility data related to market trading of its own common stock. The Company bases its assumptions for expected life of the new stock option grants on the life of the option granted, and if relevant, its analysis of the historical exercise patterns of its stock options. The dividend yield assumption is based on dividends expected to be paid over the expected life of the stock option. The risk-free interest rate assumption is determined by using the U.S. Treasury rates of the same period as the expected option term of each stock option.

The fair value of the options granted during the years ended December 31, 2019 and 2018 was determined using the following assumptions:

	For the year ended December 31,
	2019*	2018
Stock option assumptions:
Risk-free interest rate	—%	2.41%
Expected life (years)	—	10
Expected volatility	—%	328%
Expected dividends	0%	0%

*No options were issued during the year ended December 31, 2019.

The following tables provide information about outstanding options for the years ended December 31, 2019 and 2018:

	Stock Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life(In years)	Intrinsic Value (In thousands)
Outstanding as of December 31, 2017	94,666	16.55	9.57	64
Granted	250,000	15.84	—	—
Options exercised	—	—	—	—
Forfeited	(2,573)	8.75	—	—
Outstanding as of December 31, 2018	342,093	15.79	9.17	—
Granted	—	—	—	—
Options exercised	—	—	—	—
Forfeited	(1,705)	8.75	—	—
Outstanding as of December 31, 2019	340,388	15.82	8.17	—

Exercisable options as of December 31, 2019	188,816	$15.96	8.12	—

Stock compensation expense related to the options totaled approximately $1,162 and $1,808 for the years ended December 31, 2019 and 2018, respectively.

At December 31, 2019 and 2018, the Company had unrecognized compensation expense related to stock options, of $1,523 and $2,692, respectively. This expense will be recognized over a weighted-average number of years of 1.1 years, based on the average remaining service periods for the awards.

The aggregate intrinsic values presented above represent the total pre-tax intrinsic values (the difference between the Company’s closing stock price of $-0- and $2.34 on the last trading day of 2019 and 2018, respectively, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day during 2019 and 2018. The amount of aggregate intrinsic value will change based on the price of the Company’s Common Stock.

The weighted average grant date fair value per share of Company’s stock options granted during the years ended December 31, 2019 and 2018 was $-0- and $15.84, respectively. The total fair value of options vested during the years ended December 31, 2019 and 2018 was $1,169 and $1,276, respectively.

As of December 31, 2019, there were 2,659,612 common shares available for issuance under the 2017 Plan.

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

All warrants outstanding as of December 31, 2019 were exercisable. The following table shows exercise prices and expiration dates for warrants outstanding as of December 31, 2019:

Issued to	Amount	Issue Date	Expiration Date	Exercise Price
Investment Bank	97	10/31/2014	10/31/2021	$5.00
Equity Investors	60	9/1/2016	9/1/2021	$10.00
Equity Investors	6	3/29/2017	3/29/2022	$10.00
Equity Investors	99	9/8/2016	9/8/2021	$20.00
Equity Investors	97	9/29/2016	9/29/2021	$20.00
Equity Investors	104	10/12/2016	10/12/2021	$20.00
Term Note Lender (1)	94	9/30/2016	9/30/2021	$20.00
Term Note Lender (1)	100	11/11/2016	11/11/2021	$10.00
Term Note Lender (1)	150	12/23/2016	12/23/2021	$10.00
Convertible Note Holder (1)	5	1/17/2017	1/17/2020	$62.50
Convertible Note Holder (1)	5	1/18/2017	1/18/2020	$62.50
Convertible Note Holder (1)	4	2/17/2017	2/17/2020	$62.50
Convertible Note Holder (5)	4	2/17/2017	2/17/2020	$62.50
Convertible Note Holder (1)	5	2/23/2017	2/23/2020	$62.50
Term Note Lender (1)	150	3/28/2017	3/28/2022	$10.00
Convertible Note Holder (1)	5	5/19/2017	5/19/2020	$62.50
Convertible Note Holder (1)	4	5/17/2017	5/17/2020	$62.50
Convertible Note Holder (1)	4	5/17/2017	5/17/2020	$62.50
Convertible Note Holder (1)	125	6/1/2017	6/30/2022	$25.00
Convertible Note Holder (1)	160	6/2/2017	6/30/2020	$62.50
Convertible Note Holder (1)	483	6/8/2017	6/30/2020	$62.50
Convertible Note Holder (1)	2	6/21/2017	6/21/2020	$62.50
Convertible Note Holder (1)	3	6/21/2017	6/21/2020	$62.50
Convertible Note Holder (1)	3	6/21/2017	6/21/2020	$62.50
Convertible Note Holder (1)	11	8/2/2017	8/2/2020	$62.50
Convertible Note Holder (1)	11	8/2/2017	8/2/2020	$62.50
Convertible Note Holder (1)	2	8/14/2017	8/14/2020	$62.50
Convertible Note Holder (1)	2	8/14/2017	8/14/2020	$62.50
Equity Investor	14	8/27/2017	8/27/2020	$16.50
Term Note Lender (1)	20	11/8/2017	11/8/2022	$10.00
Term Note Lender (1)	140	11/8/2017	11/8/2022	$10.00
Equity Investors	41	4/1/2018	4/1/2023	$15.00
Equity Investors	41	4/1/2018	4/1/2023	$15.00
Term Note Lender (1)	108	10/30/2018	10/30/2023	$6.00
Term Note Lender (1)	251	7/2/2019	7/2/2024	3.00
Term Note Lender (1)	251	7/2/2019	7/2/2024	3.00
Term Note Lender (1)	30	7/2/2019	7/2/2024	3.00
Term Note Lender (1)	30	7/2/2019	7/2/2024	3.00
Term Note Lender (1)	71	7/2/2019	7/2/2024	3.00
Term Note Lender (1)	70	7/2/2019	7/2/2024	3.00
Term Note Lender (1)	1,235	7/2/2019	7/2/2024	3.00
Term Note Lender (1)	1,235	7/2/2019	7/2/2024	3.00
Total Warrants	5,332

(1)	Warrant was determined to be a derivative subject to fair value accounting and is recorded as a warrant liability.

A summary of the warrant activity the years ended December 31, 2019 and 2018 is as follows:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Warrants	Price	Life in Years
Outstanding, December 31, 2017	2,243	$29.52	3.32
Issued	416	$4.68
Exercised	(445)	$13.95
Outstanding, December 31, 2018	2,214	$28.93	2.59
Issued	3,174	$3.00
Exercised/Expired	(90)	$6.00
Price reset provision	34	$25.00
Outstanding, December 31, 2019	5,332	$13.86	3.3

The Company has assessed its outstanding equity-linked financial statements issued with the term loans, see Note 13 and the convertible notes, see Note 11 and has concluded that the warrants are subject to derivative accounting as a result of certain anti-dilution provisions contained in the warrant agreements. The value of these warrants at issuance are classified as a fee and are being amortized over the life of the respective loan or convertible note. The fair value of these warrants is classified as a liability in the financial statements, with the change in fair value during the future periods being recorded in the statement of operations. See Note 15.

NOTE 21. UNAUDITED QUARTERLY DATA

	Three months ended
($ in thousands, except per share data)	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$3,123	$1,827	$1,657	$911
Gross (loss) profit	$(6)	$(139)	$174	$(51)
Operating loss	$(5,467)	$(5,145)	$(4,243)	$(10,208)
Net (loss) income from continuing operations	$(29,756)	$(10,209)	$(8,051)	$18,322
Net (loss) income	$(25,484)	$(5,710)	$(2,727)	$18,481
Preferred stock dividends	$(20)	$(20)	$(20)	$(20)
Net (loss) income applicable to common shares	$(25,504)	$(5,730)	$(2,747)	$18,461
Continuing operations (loss) income per common share – basic	$(1.91)	$(0.55)	$(0.39)	$0.87
Continuing operations (loss) income per common share – diluted	$(1.91)	$(0.55)	$(0.39)	$0.60

Net (loss) income per common share – basic	$(1.63)	$(0.31)	$(0.13)	$0.88
Net (loss) income per common share – diluted	$(1.63)	$(0.31)	$(0.13)	$0.61

Weighted average number of common shares outstanding – basic	15,588,749	18,449,541	20,721,616	21,117,727
Weighted average number of common shares outstanding – basic	15,588,749	18,449,541	20,721,616	30,474,798

	Three months ended
($ in thousands, except per share data)	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$3,510	$3,249	$5,670	$2,674
Gross profit	$(233)	$190	$2,065	$(639)
Operating loss	$(5,075)	$(8,386)	$(20,916)	$(23,913)
Net (loss) income from continuing operations	$(5,444)	$1,308	$(21,005)	$(40,411)
Net (loss) income	$(1,084)	$7,498	$(12,987)	$(40,019)
Preferred stock dividends	$(20)	$(20)	$(20)	$(20)
Net (loss) income applicable to common shares	$(1,104)	$7,478	$(13,007)	$(40,039)
Continuing operations (loss) income per common share – basic	$(0.93)	$0.20	$(2.71)	$(3.82)
Continuing operations (loss) income per common share – diluted	$(0.93)	$0.09	$(2.71)	$(3.82)
Net (loss) income per common share – basic	$(0.19)	$1.14	$(1.68)	$(3.79)
Net (loss) income per common share – diluted	$(0.19)	$0.50	$(1.68)	$(3.79)
Weighted average number of common shares outstanding – basic	5,851,288	6,601,865	7,745,537	10,577,376
Weighted average number of common shares outstanding – diluted	5,851,288	14,996,607	7,745,537	10,577,376

Explanatory Note:

The Company is providing quarterly and year-to-date unaudited consolidated financial information for interim periods occurring within years ended December 31, 2019 and 2018 in order to comply with SEC requirements.

The quarterly balance sheets are as follows:

	As of
($ in thousands, except per share data)	March 31, 2019	June 30, 2019	September 30, 2019
	(unaudited)	(unaudited)	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$267	$46	$55
Accounts receivable, net	876	1,765	1,570
Other current assets	448	565	474
Assets of discontinued operation	149,516	151,369	127,771
Total current assets	151,107	153,745	129,870

Property and equipment, net	2,978	2,762	2,605
Right of use asset	2,097	1,294	1,168
Total assets	156,182	157,801	133,643

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	3,384	2,878	2,925
Accrued expenses and other current liabilities	5,807	7,898	7,289
Senior notes payable, current portion net of original discount and deferred financing costs	49,518	49,451	47,844
Convertible notes payable, net of original issue discount and deferred financing cost	3,282	4,305	5,046
Merchant credit agreements, net of original issue discount and deferred financing cost	2,599	1,613	815
Notes payable, current portion, net of original issue discount and deferred financing costs	7,964	8,876	10,134
Notes payable, Benchmark Sellers, current portion	13,771	13,994	41,608
Operating lease liabilities, current portion	776	596	613
Debt derivative liability	7,836	6,250	4,705
Warrant liability	2,163	1,744	5,631
Liabilities of discontinued operation	98,741	105,888	83,508
Total current liabilities	195,841	203,443	210,118

Notes payable and financing leases, non-current portion, net of original issue discount and deferred financing costs	1,002	504	436
Notes payable, Benchmark Sellers, non-current net of debt discount	29,838	30,528	—
Operating lease liabilities, non-current	1,577	842	685
Total liabilities	228,258	235,317	211,239

Commitments and contingencies

Stockholders’ Equity (Deficit):
Preferred stock; $0.01 par value, 5,000,000 shares authorized:	—	—	—
Series A convertible preferred stock, $1,000 stated value, 4,500 shares designated and 500 shares issued and outstanding at March 31, June 30, and September 30, 2019, respectively	—	—	—
Series A-1 convertible preferred stock, $1,000 stated value, 1,000 shares designated and 295 shares issued and outstanding at March 31, June 30, and September 30, 2019, respectively	—	—	—
Series H convertible preferred stock, $0.001 stated value, 100 shares designated and -0-, -0- and 100 shares issued and outstanding at March 31, June 30, and September 30, 2019, respectively	—	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized and 18,449,541, 18,449,541 and 20,865,265 shares issued and outstanding at March 31, June 30, and September 30, 2019, respectively	18	18	21
Additional paid-in capital	126,743	127,013	130,937
Shares to be issued	1,280	1,280	—
Accumulated deficit	(200,117)	(205,827)	(208,554)
Total stockholders’ deficit	(72,076)	(77,516)	(77,596)
Total liabilities and stockholders’ deficit	$156,182	$157,801	$133,643

	As of
($ in thousands, except per share data)	March 31, 2018	June 30, 2018	September 30, 2018
	(unaudited)	(unaudited)	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$579	$1,106	$776
Accounts receivable, net	1,933	2,069	1,789
Other current assets	6,059	4,697	2,721
Assets held for sale	145,647	143,445	141,348
Total current assets	154,218	151,317	146,634

Property and equipment, net	6,588	6,725	6,441
Total assets	160,806	158,042	153,075

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	3,805	3,065	2,862
Accrued expenses and other current liabilities	4,878	6,268	6,362
Senior notes payable, current portion net of original discount and deferred financing costs	25,807	28,210	30,858
Convertible notes payable, net of original issue discount and deferred financing cost	3,548	4,576	9,387
Merchant credit agreements, net of original issue discount and deferred financing cost	2,369	2,683	3,620
Notes payable, current portion, net of original issue discount and deferred financing costs	4,148	4,455	3,507
Notes payable, Benchmark Sellers, current portion	6,727	16,745	17,954
Debt derivative liability	22,077	8,416	11,885
Warrant liability	29,897	26,793	11,522
Liabilities held for sale	72,802	72,504	67,194
Total current liabilities	176,058	173,715	165,151

Notes payable, non-current portion	1,809	1,618	1,414
Notes payable, Benchmark Sellers, non-current net of debt discount	39,523	27,775	28,463
Total liabilities	217,390	203,108	195,028

Commitments and contingencies

Stockholders’ Equity (Deficit):
Preferred stock; $0.01 par value, 5,000,000 shares authorized:	—	—	—
Series A convertible preferred stock, $1,000 stated value, 4,500 shares designated and 500 shares issued and outstanding at March 31, June 30, and September 30, 2018, respectively	—	—	—
Series A-1 convertible preferred stock, $1,000 stated value, 1,000 shares designated and 295 shares issued and outstanding at March 31, June 30, and September 30, 2018, respectively	—	—	—
Series G convertible preferred stock, $0.001 stated value, 1,780 shares designated and 1,780, 1,780 and 1,780 shares issued and outstanding at March 31, June 30, and September 30, 2018, respectively	—	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized and 6,136,059, 7,225,158 and 8,605,021 shares issued and outstanding at March 31, June 30, and September 30, 2018, respectively	6	7	8
Additional paid-in capital	66,228	76,553	92,652
Shares to be issued	6,306	—	—
Accumulated deficit	(129,124)	(121,626)	(134,613)
Total stockholders’ deficit	(56,584)	(45,066)	(41,953)
Total liabilities and stockholders’ deficit	$160,806	$158,042	$153,075

The Company’s quarterly statement of operations are as follows:

	Three months ended,
($ in thousands, except per share data)	June 30, 2019	September 30, 2019	December 31, 2019
	(unaudited)	(unaudited)	(unaudited)
Revenues, net of discounts	$1,827	$1,657	$911
Cost of revenues	1,966	1,483	962
Gross (loss) profit	(139)	174	(51)

Operating expenses
Compensation expense	1,653	1,794	885
Selling, general and administrative expenses	4,071	2,621	4,447
Loss on sale of asset	(718)	2	1,116
Loss on lease termination	—	—	3,708
Total operating expenses	5,006	4,417	10,157
Operating loss	(5,145)	(4,243)	(10,208)

Other expenses
Interest expense	(3,058)	(3,724)	(1,557)
Amortization of deferred financing costs and debt discount	(3,656)	(5,344)	(943)
Gain on debt derivative liability	435	1,990	(2,081)
Gain on warrant liability	418	(1,182)	(1,057)

Gain on trouble debt restructuring	554	4,362	2,659
Gain on senior lender foreclosure	—	—	31,538
Extinguishment gain	243	90	(29)
Total other expenses, net	(5,064)	(3,808)	28,530)
Loss before provision for income taxes	(10,209)	(8,051)	18,322
Provision for income taxes	—	—	—
Net loss from continuing operations	(10,209)	(8,051)	18,322
Net income from discontinued operations	4,499	5,324	159
Net (loss) income	(5,710)	(2,727)	18,481
Preferred stock dividends	(20)	(20)	(20)
Net loss attributable to common shareholders	$(5,730)	$(2,747)	$18,461

Continuing operations loss per common share:
Basic	$(0.55)	$(0.39)	$0.87
Diluted	(0.55)	$(0.39)	$0.60
Net (loss) income per common share:
Basic	$(0.31)	$(0.13)	$0.88
Diluted	(0.31)	$(0.13)	$0.61
Weighted average number of common shares outstanding
Basic	18,449,541	20,721,616	21,117,727
Diluted	18,449,541	20,721,616	30,474,798

	Three months ended,
($ in thousands, except per share data)	June 30, 2018	September 30, 2018	December 31, 2018
	(unaudited)	(unaudited)	(unaudited)
Revenues, net of discounts	$3,249	$5,670	$2,674
Cost of revenues	3,059	3,605	3,313
Gross profit (loss)	190	2,065	(639)

Operating expenses
Compensation expense -selling general and administrative	3,361	15,296	8,076
Selling, general and administrative expenses	5,262	7,685	15,198
Loss on sale of asset	(47)	—	—
Total operating expenses	8,576	22,981	23,274
Operating loss	(8,386)	(20,916)	(23,913)

Other expenses
Interest expense	(2,960)	(2,214)	(2,858)
Amortization of deferred financing costs and debt discount	(7,144)	(8,377)	(24,601)
Gain on debt derivative liability	6,313	(2,627)	1,732
(Loss) gain on warrant liability	2,748	14,787	7,964
Other (expense) income, net	721	29	(93)
Loss on issuance of notes	(1,591)	(203)	(737)
Extinguishment gain	11,607	(1,484)	2,095

Total other expenses, net	9,694	(89)	(16,498)
Loss before provision for income taxes	1,308	(21,005)	(40,411)
Provision for income taxes	—	—	—
Net income (loss) from continuing operations	1,308	(21,005)	(40,411)
Net income from discontinued operations	6,190	8,018	392
Net income (loss)	7,498	(12,987)	(40,019)
Preferred stock dividends	(20)	(20)	(20)
Net income loss attributable to common shareholders	$7,478	$(13,007)	$(40,039)

Continuing operations income (loss) per common share:
Basic	$0.20	$(2.71)	$(3.82)
Diluted	$0.09	$(2.71)	$(3.82)
Net income (loss) per common share:
Basic	$1.14	$(1.68)	$(3.79)
Diluted	$0.50	$(1.68)	$(3.79)

Weighted average number of common shares outstanding
Basic	6,601,685	7,745,537	10,577,376
Diluted	14,996,607	7,745,537	10,577,376

The Company’s year-to-date statement of operations are as follows:

($ in thousands, except per share data)	Three months ended March 31, 2019	Six months ended June 30, 2019	Nine months ended September 30, 2019
	(unaudited)	(unaudited)	(unaudited)
Revenues, net of discounts	$3,123	$4,950	$6,607
Cost of revenues	3,129	5,095	6,578
Gross (loss) profit	(6)	(145)	29

Operating expenses
Compensation expense -selling general and administrative	2,536	4,189	5,983
Selling, general and administrative expenses	2,925	6,996	9,617
Loss on sale of asset	—	(718)	(716)
Total operating expenses	5,461	10,467	14,884
Operating loss	(5,467)	(10,612)	(14,855)

Other expenses
Interest expense	(2,016)	(5,074)	(8,798)
Amortization of deferred financing costs and debt discount	(17,230)	(20,886)	(26,230)
(Loss) gain on debt derivative liability	(1,945)	(1,510)	480
Gain on warrant liability	1,395	1,813	631
Other (expense) income, net	(287)	(287)	(287)
Loss on issuance of notes	(67)	(67)	(67)
Gain on trouble debt restructuring	(2,547)	(1,993)	2,369
Extinguishment (loss) gain	(1,591)	(1,348)	(1,258)
Total other expenses, net	(24,288)	(29,352)	(33,160)
Loss before provision for income taxes	(29,755)	(39,964)	(48,015)
Provision for income taxes	—	—	—
Net loss from continuing operations	(29,755)	(39,964)	(48,015)
Income (loss) from discontinued operations, net	4,270	8,769	14,093
Net loss	(25,485)	(31,195)	(33,922)
Preferred stock dividends	(20)	(40)	(60)
Net loss attributable to common shareholders	$(25,505)	$(31,235)	$(33,982)

Continuing operations loss per common share:
Basic and diluted	$(1.91)	$(2.35)	$(2.63)

Net loss per common share:
Basic and diluted	(1.63)	(1.83)	(1.86)

Weighted average number of common shares outstanding
Basic and diluted	15,588,749	17,027,048	18,272,104

The Company’s year-to-date statement of operations are as follows:

($ in thousands, except per share data)	Three months ended March 31, 2018	Six months ended June 30, 2018	Nine months ended September 30, 2018
	(unaudited)	(unaudited)	(unaudited)
Revenues, net of discounts	$3,510	$6,759	$12,429
Cost of revenues	3,743	6,802	10,407
Gross profit (loss)	(233)	(43)	2,022

Operating expenses
Compensation expense -selling general and administrative	1,851	5,212	20,508
Selling, general and administrative expenses	2,957	8,219	15,904
Loss (gain) on sale of asset	34	(13)	(13)
Total operating expenses	4,842	13,418	36,399
Operating loss	(5,075)	(13,461)	(34,377)

Other income (expenses)
Interest expense	(1,035)	(3,995)	(6,209)
Amortization of deferred financing costs and debt discount	(8,127)	(15,271)	(23,648)
Gain on debt derivative liability	11,759	18,072	15,445
Gain on warrant liability	(13,821)	(11,073)	3,714
Other (expense) income, net	(786)	(65)	(36)
Loss on issuance of notes	(2,860)	(4,451)	(4,654)
Extinguishment gain	14,501	26,108	24,624
Total other income (expenses), net	(369)	9,325	9,236
Loss before provision for income taxes	(5,444)	(4,136)	(25,141)
Provision for income taxes	—	—	—
Net loss from continuing operations	(5,444)	(4,136)	(25,141)
Net income from discontinued operations	4,360	10,550	18,568
Net loss	(1,084)	6,414	(6,573)
Preferred stock dividends	(20)	(40)	(60)
Net loss attributable to common shareholders	$(1,104)	$6,374	$(6,633)

Continuing operations loss per common share:
Basic and diluted	$(0.93)	$(0.66)	$(3.73)

Net (loss) income per common share:
Basic and diluted	$(0.19)	1.03	(0.98)

Weighted average number of common shares outstanding
Basic and diluted	5,851,288	6,228,555	6,739,771

The Company’s statement of cash flows are as follows:

	Period ended
(dollars in thousands)	March 31, 2019	June 30, 2019	September 30, 2019
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(25,485)	$(31,195)	$(33,922)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	485	905	1,238
Amortization of intangible assets	2,253	4,506	6,759
Amortization of debt discount and deferred financing costs	17,230	20,886	26,230
Loss (gain) on sale of asset	6	(718)	(716)
Payment in kind interest-debt on notes payable	280	819	859
Payment in kind interest on Benchmark Builders notes payable	401	811	1,723
Share-based compensation	512	802	1,095
Common shares issued for board of director fees	—	—	248
Prepayment and late fee penalties on convertible note payments	—	—	2,728
Loss on issuance of convertible debt	67	67	67
Loss on debt conversion and repayment	2,322	1,704	344
Gain on troubled debt restructuring, net	2,547	1,993	(2,369)
Gain on merchant credit settlements	(288)	(288)	(288)
Gain on warrant derivative liabilities	(1,395)	(1,813)	(631)
Loss (gain) on convertible derivative liabilities	1,945	1,510	(480)
Accrued dividends, preferred stock	(20)	(40)	(60)
Changes in operating assets and liabilities:
Accounts receivable	(2,845)	(10,520)	16,179
Cost and estimated earnings in excess of billings on uncompleted contracts	9,488	19,652	6,210
Other current assets	1,231	1,558	421
Accounts payable and accrued liabilities	(22,670)	(22,989)	(31,143)
Net cash used in operating activities	(13,936)	(12,350)	(5,508)

Cash flows from investing activities :
Purchase of property and equipment	(34)	(60)	(60)
Net cash (used in) provided by investing activities	(34)	(60)	(60)

Cash flows from financing activities :
Proceeds from issuance of convertible notes	550	550	550
Payments on convertible notes	(695)	(952)	(952)
Proceeds from issuance of merchant credit agreements	2,755	2,755	2,755
Payments on merchant credit agreements	(11,191)	(12,623)	(13,861)
Proceeds from issuance of notes payable, net	4,835	4,835	4,835
Payments on notes payable	(552)	(1,153)	(3,573)
Proceeds from issuance of senior note payable, net	12,632	12,632	12,632
Proceeds from issuance of notes payable – Benchmark Builders	1,000	1,000	1,000
Payments on notes payable – Benchmark Builders	(11)	(11)	(16)
Payment of deferred financing costs	(1,301)	(1,869)	(1,889)
Net cash provided by (used in) financing activities	8,022	5,164	1,481

Net change in cash	(5,948)	(7,246)	(4,087)
Cash, beginning of period	12,170	12,170	12,170
Cash, end of period	$6,222	$4,924	$8,083

Cash Reconciliation:
Cash from continuing operations	$267	$46	$55
Cash of discontinued operations	5,955	4,878	8,028
Total cash	$6,222	$4,924	$8,083

	Period ended
(dollars in thousands)	March 31, 2018	June 30, 2018	September 30, 2018
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,084)	$6,414	$(6,573)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	446	920	1,310
Amortization of intangible assets	2,253	4,506	6,759
Amortization of debt discount and deferred financing costs	8,127	15,014	23,277
Loss (gain) on sale of asset	34	(13)	(13)
Payment in kind interest-debt on notes payable	754	1,673	1,530
Payment in kind interest on Benchmark Builders notes payable	—	874	1,303
Share-based compensation	61	1,234	1,861
Common shares issued for board fees	429	430	533
Common shares issued for convertible notes modifications, amendments, redemption agreements and settlements	38	171	171
Common shares issued for consulting services	2,459	1,096	1,769
Common shares issued to employees	—	281	12,500
Loss on issuance of convertible debt	2,860	4,451	4,654
Prepayment and late fee penalties on convertible note	1,078	1,078	1,059
Gain on extinguishment of debt	(11,542)	(31,172)	(26,215)
Gain on extinguishment of Benchmark Builders debt	(555)	—	—
(Loss) gain on merchant credit and note payable settlement, net	—	—	(2,224)
Loss (gain) on warrant derivative liabilities	13,821	11,073	(3,714)
Loss on convertible derivative liabilities	(11,759)	(18,072)	(15,445)
Accrued dividends, preferred stock	(20)	(40)	(60)
Benefit from deferred income taxes	567	453	1,087
Changes in operating assets and liabilities:
Accounts receivable	614	1,785	(3,934)
Cost and estimated earnings in excess of billings on uncompleted contracts	(8,587)	(3,222)	691
Other current assets	(2,520)	(1,117)	39
Accounts payable and accrued liabilities	48	(4,919)	(13,241)
Net cash provided by (used in) operating activities	(2,478)	(7,102)	(12,876)

Cash flows from investing activities:
Purchase of property and equipment	—	(623)	(793)
Net cash (used in) provided by investing activities	—	(623)	(793)

Cash flows from financing activities :
Proceeds from issuance of convertible notes	—	9,270	11,871
Payments on convertible notes	(891)	(1,281)	(1,281)
Proceeds from issuance of merchant credit agreements	2,481	2,481	9,089
Payments on merchant credit agreements	(10,194)	(8,786)	(18,792)
Payments on notes payable	(472)	(759)	(1,044)
Proceeds from issuance of senior note payable, net	23	935	935
Payments on notes payable – related parties	—	(2,650)	(3,276)
Proceeds from sale of common stock	5,638	5,976	6,476
Payment of deferred financing costs	(87)	(217)	(227)
Net cash provided by (used in) financing activities	(3,502)	4,969	3,751

Net change in cash	(5,980)	(2,756)	(9,918)
Cash, beginning of period	15,642	15,642	15,642
Cash, end of period	$9,662	$12,886	$5,724

Cash Reconciliation:
Cash from continuing operations	$579	$1,106	$776
Cash of discontinued operations	9,083	11,780	4,948
Total cash	$9,662	$12,886	$5,724

The Company’s statement of stockholders’ equity (deficit) for the years ended December 31, 2019 and 2018 are as follows:

						Shares		Total
	Preferred stock		Common stock		Paid in	to be	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	(Deficit)
January 1, 2019	795	$—	12,286,847	$12	$113,881	$1,280	$(174,632)	$(59,459)
Common shares issued to employees	—	—	62,839	—	218	—	—	218
Common shares issued to convert debt	—	—	3,123,548	3	6,783	—	—	6,786
Common shares issued to Senior Lender	—	—	1,698,580	2	2,920	—	—	2,922
Common shares issued to note guarantor	—	—	1,005,751	1	1,960	—	—	1,961
Common shares issued to lender	—	—	356,513	—	613	—	—	613
Common shares issued for convertible notes –inducement	—	—	35,056	—	94	—	—	94
Share-based compensation	—	—	—	—	294	—	—	294
Shares returned to outstanding	—	—	(119,593)	—	—	—	—	—
Accrued dividends -preferred stock	—	—	—	—	(20)	—	—	(20)
Net loss	—	—	—	—	—	—	(25,485)	(25,485)
March 31, 2019	795	—	18,449,541	18	126,743	1,280	(200,117)	(72,076)
Share-based compensation	—	—	—	—	290	—	—	290
Accrued dividends -preferred stock	—	—	—	—	(20)	—	—	(20)
Net loss	—	—	—	—	—	—	(5,710)	(5,710)
June 30, 2019	795	—	18,449,541	18	127,013	1,280	(205,827)	(77,516)
Common shares issued to investors	—	—	160,000	—	1,280	(1,280)	—	—
Common shares issued board fee	—	—	250,000	1	247	—	—	248
Common shares issued to Senior Lender	—	—	2,005,724	2	2,124	—	—	2,126
Issuance of Series H convertible preferred stock to Series A and B Noteholders	100	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	293	—	—	293
Accrued dividends -preferred stock	—	—	—	—	(20)	—	—	(20)
Net loss	—	—	—	—	—	—	(2,727)	(2,727)
September 30, 2019	895	—	20,865,265	21	130,937	—	(208,554)	(77,596)
Common shares issued for convertible notes –settlement	—	—	353,202	—	156	—	—	156
Common shares issued in acquisition	—	—	—	—		15,385	—	15,385
Redemption of Series H	(100)	—	—	—	—	—	—	—
Series I preferred shares issued in acquisition	—	—	—	—		117,926	—	117,926
Share-based compensation	—	—	—	—	293	—	—	293
Accrued dividends -preferred stock	—	—	—	—	(20)	—	—	(20)
Net income	—	—	—	—	—	—	18,482	18,482
December 31, 2019	795	$—	21,218,467	21	$131,366	$133,311	$(190,072)	$74,626

						Shares		Total
	Preferred stock		Common stock		Paid in	to be	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	(Deficit)
January 1, 2018	2,575	$—	5,620,281	$6	$56,979	$250	$(128,040)	$(70,805)
Common shares issued to investors	—	—	26,667	—	200	—	—	200
Common shares issued to convert debt	—	—	284,334	—	5,755	—	—	5,755
Common shares issued to consultants	—	—	135,750	—	2,459	—	—	2,459
Common shares issued board fee	—	—	25,000	—	429	—	—	429
Common shares issued to settle legal matter	—	—	677	—	16	—	—	16
Common shares issued for convertible notes – inducement	—	—	31,100	—	514	—	—	514
Common shares issued for convertible notes –settlement	—	—	1,500	—	38	—	—	38
Warrants exercised	—	—	14,750	—	416	—	—	416
Share-based compensation	—	—	—	—	61	—	—	61
Shares to be issued	—	—	—	—	(619)	6,056	—	5,437
Shares returned to outstanding	—	—	(4,000)	—	—	—	—	—
Accrued dividends -preferred stock	—	—	—	—	(20)	—	—	(20)
Net loss	—	—	—	—	—	—	(1,084)	(1,084)
March 31, 2018	2,575	—	6,136,059	6	66,228	6,306	(129,124)	(56,584)
Common shares issued to investors	—	—	846,531	1	6,400	(6,306)	—	95
Common shares issued to employees	—	—	18,003	—	281	—	—	281
Common shares issued to convert debt	—	—	83,278	—	1,625	—	—	1,625
Common shares returned to outstanding from consultants	—	—	(77,794)	—	(1,362)	—	—	(1,362)
Common shares issued for convertible notes – inducement	—	—	50,538	—	820	—	—	820
Common shares issued to settle debt	—	—	40,000	—	919	—	—	919
Common shares issued for convertible notes –prepayment	—	—	8,260	—	133	—	—	133
Warrants exercised	—	—	185,767	—	356	—	—	356
Share-based compensation	—	—	—	—	1,173	—	—	1,173
Shares returned to outstanding	—	—	(65,484)	—	—	—	—	—
Accrued dividends -preferred stock	—	—	—	—	(20)	—	—	(20)
Net income	—	—	—	—	—	—	7,498	7,498
June 30, 2018	2,575	—	7,225,158	7	76,553	—	(121,626)	(45,066)
Common shares issued to investors	—	—	29,586	—	500	—	—	500
Common shares issued to employees	—	—	905,770	1	12,218	—	—	12,219
Common shares issued to convert debt	—	—	116,637	—	1,643	—	—	1,643
Common shares issued to consultants	—	—	60,650	—	673	—	—	673
Common shares issued board fee	—	—	8,000	—	104	—	—	104
Common shares issued for convertible notes – inducement	—	—	16,900	—	193	—	—	193
Warrants exercised	—	—	64,950	—	484	—	—	484
Exchange of Series G convertible preferred stock for common stock	(1,780)	—	178,000	—	—	—	—	—
Share-based compensation	—	—	—	—	303	—	—	303
Shares returned to outstanding	—	—	(630)	—	—	—	—	—
Accrued dividends -preferred stock	—	—	—	—	(20)	—	—	(20)
Net loss	—	—	—	—	—	—	(12,987)	(12,987)
September 30, 2018	795	—	8,605,021	8	92,652	—	(134,613)	(41,953)
Common shares issued to employees	—	—	404,890	—	4,106	—	—	4,106
Common shares issued to convert debt	—	—	1,417,271	2	7,313	—	—	7,315
Common shares issued to consultants	—	—	691,500	1	6,916	—	—	6,917
Common shares issued to Senior Lender	—	—	854,599	1	1,096	—	—	1,097
Common shares issued to settle legal matter	—	—	57,406	—	537	—	—	537
Common shares issued for convertible notes – inducement	—	—	100,841	—	629	—	—	629
Common shares issued for convertible notes –settlement	—	—	1,759	—	14	—	—	14
Warrants exercised	—	—	163,560	—	562	—	—	562
Share-based compensation	—	—	—	—	294	—	—	294
Shares to be issued	—	—	—	—	(142)	1,280	—	1,138
Shares returned to outstanding	—	—	(10,000)	—	(75)	—	—	(75)
Accrued dividends -preferred stock	—	—	—	—	(20)	—	—	(20)
Net loss	—	—	—	—	—	—	(40,019)	(40,019)
December 31, 2018	795	$—	12,286,847	12	$113,881	$1,280	$(174,632)	$(59,459)

NOTE 22. SUBSEQUENT EVENTS

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

On May 21, 2020, the Staff filed Form 25 with the SEC to remove the Company’s Common Stock from listing and registration on the NYSE. The delisting became effective 10 days following the date that the Form 25 was filed.

The Company is continuing to review its options to list on other exchanges and other available markets for the trading of the Company’s Common Stock.

Divestiture of CrossLayer, Inc.

On January 16, 2020, the Company entered into an asset purchase agreement (the “CrossLayer Purchase Agreement”) with CBFA Corporation, pursuant to which CBFA acquired the customer agreements which were of nominal value and largely cancelable without penalty, in exchange for agreeing to perform all of CrossLayer’s obligations under those agreements plus the assumption of approximately $73 in accounts payable and approximately $100 in long-term supplier contracts.

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

Convertible Notes Payable

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

Between January 2020 and August 2020, the Company repaid $5,390 of convertible note principal in cash. There were no conversions of outstanding convertible debt to shares of the Company’s common stock between January 2020 and August 2020.

Promissory Notes

On January 27, 2020, the Company issued two senior promissory notes to Benchmark, one in the principal amount of $4,129 and the other in the principal amount of $600 (collectively, the “Senior Notes”), each such note secured is by all of the non-real estate assets pursuant to a security agreement executed on the same date. The $4,129 note, which matures on December 1, 2020 and has an annual interest rate of 10%, obligates the Company to repay certain monies previously paid or transferred to the Company at the time of the Foreclosure Proposal, including (i) $3,000 in cash; (ii) two Working Capital Cash Payments totaling $600; and (iii) approximately $529 in cash remaining in a Benchmark bank account, was issued in consideration of a $6,000 reduction to the $28,000 Remaining Indebtedness). The $600 note, which has a maturity date of December 1, 2020 and an annual interest rate of 10%, was issued to evidence the loan advanced by Benchmark on January 10, 2020 in the principal amount of $300 and an additional $300 loan from Benchmark advanced on January 27, 2020.

On May 1, 2020, a second amendment to the Debt and Series H Agreement was entered into pursuant to which Messrs. Sacramone and McMahon agreed to release and forever discharge the Remaining Indebtedness on the date on which the NYSE American Exchange filed a Form 25 with the SEC, delisting the Company’s common stock provided that in no event would that date be any sooner than July 1, 2020 or any later than October 1, 2020. The NYSE American Exchange filed a Form 25 with the SEC delisting the Company’s common stock on May 21, 2020. Accordingly, the Remaining Indebtedness was released and discharged effective as of July 1, 2020. (See Note 12)

On January 27, 2020, the Company refinanced a promissory note with DLP Lending Fund LLC extending the maturity date through January 27, 2021.

Related Party Notes

On January 27, 2020, Alexander Szkaradek, loaned the Company, $100 for working capital purposes pursuant to an unsecured demand note at 0% interest per annum. The note is due upon demand.

On January 31, 2020, the Equity Sellers agreed to forbear until March 31, 2020 the payment of the two promissory notes and the forbearance date has been extended through January 1, 2021. The two promissory notes are included in the current liabilities section of the Company’s Consolidated Balance Sheets. (See Note 14).

On February 12, 2020, the Company issued a senior promissory note to Lateral SMA Agent, LLC in the principal amount of $800, consisting of approximately $550 in expenses and advances previously made by Lateral on behalf of the Company and an additional $250 loan from Lateral. The $800 note is secured by all of the Company’s non-real estate assets pursuant to a security agreement of even date therewith and has a maturity date of November 15, 2020 and an annual interest rate of 10%. Lateral is controlled by Richard de Silva, a member of the Board.

On February 27, 2020, the Company issued a senior promissory note to Lateral SMA Agent, LLC in the principal amount of $75 for working capital purposes. The note is secured by all of the Company’s non-real estate assets pursuant to a security agreement of even date therewith and has a maturity date of November 15, 2020 and an annual interest rate of 10%. Lateral is controlled by Richard de Silva, a member of the Board.

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

On April 29, 2020, the Company issued a senior promissory note to Lateral SMA Agent, LLC in the principal amount of $200 for working capital purposes. The note is secured by all of the Company’s non-real estate assets pursuant to a security agreement and has a maturity date of November 15, 2020 and an annual interest rate of 10%. The note, together with accrued interest, was repaid on May 8, 2020. Lateral is controlled by Richard de Silva, a member of the Board.

On July 16, 2020, Cobblestone Ventures, Inc. an entity controlled by Michael Beys, the Company’s interim CEO and a member the Board, loaned the Company loaned the Company $70 for working capital purposes, pursuant to a demand note at 10% per annum. The note plus accrued interest is outstanding.

On July 22, 2020, the Company issued a senior promissory note to Lateral SMA Agent, LLC in the principal amount of $100 for working capital purposes. The note is secured by all of the Company’s non-real estate assets pursuant to a security agreement and has a maturity date of November 15, 2020 and an annual interest rate of 10%. Lateral is controlled by Richard de Silva, a member of the Board.

On July 31, 2020, Cobblestone Ventures, Inc. an entity controlled by Michael Beys, the Company’s interim CEO and a member the Board, loaned the Company loaned the Company $250 for working capital purposes, pursuant to a demand note at 10% per annum. The note plus accrued interest is outstanding.

On August 3, 2020, the Company issued a senior promissory note to Lateral SMA Agent, LLC in the principal amount of $250 for working capital purposes. The note is secured by all of the Company’s non-real estate assets pursuant to a security agreement and has a maturity date of November 15, 2020 and an annual interest rate of 10%. Lateral is controlled by Richard de Silva, a member of the Board.

On August 21, 2020, the Company issued a senior promissory note to Lateral SMA Agent, LLC in the principal amount of $150 for working capital purposes. The note is secured by all the non-real estate assets pursuant to a security agreement of even date therewith and has a maturity date of November 15, 2020 and an annual interest rate of 10%. Lateral is controlled by Richard de Silva, a member of the Board.

On October 1, 2020, the Company issued a senior promissory note to Lateral Recovery, LLC in the principal amount of $300 for working capital purposes. The note is secured by all of the Company’s non-real estate assets pursuant to a security agreement and has a maturity date of November 15, 2020 and an annual interest rate of 10%. Lateral is controlled by Richard de Silva, a member of the Board.

Executive Employment Agreement of Chief Executive Officer of US Home Rentals LLC, the Company’s wholly-owned subsidiary

On September 25, 2020, the Company entered into an executive employment agreement with Munish Bansal to serve as the Chief Executive Officer of the Company’s wholly-owned subsidiary, US Home Rentals LLC, the Company’s wholly-owned subsidiary (“US Home Rentals”), effective September 28, 2020 (the “Employment Agreement”). Pursuant to the Employment Agreement, Mr. Bansal will transition to the role of Chief Executive Officer of the Company following the resumption of trading of the Company’s common stock on an over-the-counter market. Michael P. Beys will continue to serve as the Company’s interim Chief Executive Officer until such time.

Notice of Default

On July 1, 2020, the Company received a written notice of default from Inmost Partners LLC in its capacity as Noteholder Agent to issuer noteholders who, collectively, hold approximately $51,564,000 in secured notes that the Company assumed from the Rental Home Portfolio Sellers in connection with the Rental Home Portfolio Asset Purchase Agreement. Inmost asserted that certain events of default had occurred with respect to certain Note Issuance and Purchase Agreements each dated as of July 10, 2017 by and among, inter alia, certain Entities the Company acquired, Inmost, and issuer noteholders named therein (the “Note Purchase Agreements”). Specifically, Inmost claimed that the Company (i) failed to satisfy the loan-to-value test (the “LTV Test”) as defined in the Note Purchase Agreements and (ii) failed to obtain consent from the Noteholder Agent before transferring the equity interests of certain Entities to US Home Rentals (the “Equity Interest Transfer”) pursuant to the Rental Home Portfolio Asset Purchase Agreement. The Notice of Default also included certain demands by Inmost for additional capital contributions by the Company and Guarantors.

As of the date of this filing, the Company has cured the defaults associated with the LTV Test. Additionally, on November 3, 2020,Inmost granted its consent to the Equity Interest Transfer and rescinded the Default Notice in exchange for (i) a new guaranty agreement under which FTE Networks, Inc. and US Home Rentals LLC will jointly and severally guarantee the obligations of certain Entities under the Note Purchase Agreements, (ii) amendments to the Limited Liability Company Agreements for each of the subject Entities to provide for the appointment of a second manager of Noteholder Agent’s choosing, and (iii) amendments to the Note Purchase Agreements.

DLP Financing

On August 26, 2020, certain wholly-owned subsidiaries (collectively, the “Borrowers”) of US Home Rentals, LLC, a wholly-owned subsidiary of the Company, entered into seven separate loan agreements as part of a tranche of financing with DLP Lending Fund, LLC (the “Lender”) (each a “Loan Agreement” and collectively, the Loan Agreements”), pursuant to which the Borrowers issued promissory notes in the aggregate principal amount of approximately $23,453,699 (the “DLP Tranche”). Proceeds from the DLP Tranche were used to refinance certain of the Borrower’s properties, pay outstanding property taxes, and other costs and expenses incurred in connection with the Loan Agreements. The Company did not receive any proceeds from the financing. The Borrowers’ obligations to pay principal, interest and other amounts under the DLP Tranche are evidenced by certain promissory notes executed by the Borrowers as of August 26, 2020 (each a “Note” and collectively, the “Notes”). Each Note is secured by a first priority lien mortgage on certain of the Borrowers’ properties (the “Mortgaged Properties”) and confessions of judgment. Each Note will mature on August 31, 2021, subject to one-year extensions at Borrowers’ option and other conditions. The Borrowers may prepay the outstanding loan amount in whole or in part by written notice of such prepayment to Lender, subject to certain conditions. The Company also executed certain Environmental Indemnity Agreements and certain Guaranty Agreements in connection with each Loan Agreement in favor of the Lenders pursuant to which the Company and certain affiliated individuals agreed to indemnify the Lenders for certain environmental risks and guaranty the Borrowers’ obligations under the Loan Agreements.

Coronavirus Aid, Relief and Economic Security Act Loans

On May 8, 2020, JusCom, Inc. received a Paycheck Protection Program (“PPP”) loan pursuant to the Coronavirus Aid, Relief and Economic Security Act (the “CARES” Act) in the amount of $622. Additionally, on May 13, 2020, the Company received a PPP loan in the amount of $357. In accordance with the CARES Act, the Company will use the proceeds from the PPP loan primarily for payroll costs. The PPP loans are scheduled to mature on May 8, 2022 and May 13, 2022, respectively, and bear a fixed interest rate of 1%. The promissory note evidencing the PPP loans contains customary events of default relating to, among other things, payment defaults and provisions of the promissory note. The loans may be forgiven, in part or whole, if the proceeds are used to retain and pay employees and for other qualifying expenditures. The Company expects that the full proceeds of the PPP loans will be eligible for forgiveness.

On May 20, 2020, the Company received an Economic Injury Disaster Loan (“EIDL”) in the amount of $150. The EIDL loan is scheduled to mature on May 20, 2050 and bear a fixed interest rate of 3.75%. The EIDL loan is secured by the non-real estate assets of the Company. The promissory note evidencing the EIDL loan contains customary events of default relating to, among other things, payment defaults and provisions of the promissory note.

Stock Issuances 2020

The Company issued 4,193,684 shares of common stock as part of the Note Exchange with TTP8, see Item 13. Certain Relationship with Related Parties.

The Company issued 185,000 shares of common stock with market value of $278 to Convertible Note holder as debt commitment shares.

A former board member returned 25,000 shares of common stock on March 17, 2020.

